Form 10-Q
period 1996-10-31
PEERLESS SYSTEMS CORP
filed 1996-12-13
CIK 897893

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 0-21287

                         PEERLESS SYSTEMS CORPORATION
            (Exact name of registrant as specified in its charter)

       Delaware                                         95-3732595
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification No.)

                 2381 Rosecrans Avenue, El Segundo, CA  90245
         (Address of principal executive offices, including zip code)

                                (310) 536-0908
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares of Common Stock outstanding as of December 3, 1996 was 10,455,988.

                         PEERLESS SYSTEMS CORPORATION

                                     INDEX



                                                                                        Page No.
PART I     -  Financial Information
Item 1.         Financial Statements

                Balance Sheets
                  October 31, 1996 and January 31, 1996........................            3

                Statements of Operations
                  Three Months Ended October 31, 1996 and September 30, 1995, and
                  Nine Months Ended October 31, 1996 and September 30, 1995....            4

                Statements of Cash Flows
                  Nine Months Ended October 31, 1996 and September 30, 1995....            5

                Notes to Financial Statements..................................            6

Item 2.         Management's Discussion and Analysis of Financial Condition and
                  Results of Operations........................................            8



PART II    -  Other Information

Item 1.         Legal Proceedings..............................................           13

Item 2.         Changes in Securities..........................................           13

Item 3.         Defaults Upon Senior Securities................................           13

Item 4.         Submission of Matters to a Vote of Security Holders............           14

Item 5.         Other Information..............................................           14

Item 6.         Exhibits and Reports on Form 8-K...............................           14

Signatures      ...............................................................           15

PART I  FINANCIAL INFORMATION
Item 1  FINANCIAL STATEMENTS

                         PEERLESS SYSTEMS CORPORATION
                                BALANCE SHEETS
                                (in thousands)

                                                               October 31,    January 31,
                                                                  1996           1996
                                                               ------------   ------------
                                                               (Unaudited)
ASSETS
------
Current Assets:
  Cash and cash equivalents                                       $ 25,047       $    722
  Trade accounts receivable                                          4,738          2,013
  Unbilled receivables                                                 972            245
  Prepaid expenses and other current assets                            235            102
                                                                  --------       --------
     Total current assets                                           30,992          3,082
Property and equipment, net                                          1,573            532
Other assets                                                           466            427
                                                                  --------       --------
  Total assets                                                    $ 33,031       $  4,041
                                                                  ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
Current Liabilities:
  Accounts payable                                                $  1,261       $    431
  Accrued wages, benefits and related taxes                          1,033          1,044
  Other current liabilities                                            564             98
  Obligations under capital leases, current portion                                   154
  Deferred rent, current portion                                        76             76
  Deferred revenue, current portion                                  4,931          3,887
                                                                  --------       --------
     Total current liabilities                                       7,865          5,690
Convertible notes payable                                                           3,070
Obligations under capital leases                                                      141
Deferred rent                                                          235            291
Deferred revenue                                                       600            784
                                                                  --------       --------
                                                                     8,700          9,976
                                                                  --------       --------

Series A convertible, redeemable Preferred Stock                                    2,482
                                                                                 --------
Series B convertible, redeemable Preferred Stock                                    3,450
                                                                                 --------

Stockholders' equity (deficit):
  Common Stock                                                          10              3
  Additional paid-in capital                                        37,316          1,394
  Deferred compensation                                               (376)
  Accumulated deficit                                              (12,619)       (13,264)
                                                                  --------       --------
     Total stockholders' equity (deficit)                           24,331        (11,867)
                                                                  --------       --------
     Total liabilities and stockholders' equity (deficit)         $ 33,031       $  4,041
                                                                  ========       ========

                See accompanying notes to financial statements.

                         PEERLESS SYSTEMS CORPORATION
                           STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (Unaudited)


                                                 Three months ended              Nine months ended
                                            -----------------------------   ----------------------------
                                            October 31,    September 30,    October 31,   September 30,
                                                1996            1995           1996            1995
                                            ------------   --------------   -----------   --------------
Revenues:
---------
  Product licensing                              $2,363           $  804        $ 4,801         $ 3,224
  Engineering services and maintenance            2,014            1,489          6,664           3,801
                                                 ------           ------        -------         -------
     Total revenues                               4,377            2,293         11,465           7,025
                                                 ------           ------        -------         -------
Cost of revenues:
  Product licensing                                  64               29            129             103
  Engineering services and maintenance            1,576            1,341          4,872           3,699
                                                 ------           ------        -------         -------
     Total cost of revenues                       1,640            1,370          5,001           3,802
                                                 ------           ------        -------         -------
     Gross margin                                 2,737              923          6,464           3,223
                                                 ------           ------        -------         -------
Operating expenses:
  Research and development                          674              601          1,712           1,678
  Sales and marketing                               845              516          2,009           1,596
  General and administrative                        673              331          1,759             944
                                                 ------           ------        -------         -------
     Total operating expenses                     2,192            1,448          5,480           4,218
                                                 ------           ------        -------         -------
Income (loss) from operations                       545             (525)           984            (995)
Interest (income) expense, net                      (42)              47            125             112
                                                 ------           ------        -------         -------
Income (loss) before provision
  for income taxes                                  587             (572)           859          (1,107)
Provision for income taxes                          156               21            206              83
                                                 ------           ------        -------         -------
     Net income (loss)                           $  431           $ (593)       $   653         $(1,190)
                                                 ======           ======        =======         =======

  Net income per share:
     Primary                                     $ 0.05                         $  0.10
                                                 ======                         =======
     Fully diluted                               $ 0.04                         $  0.07
                                                 ======                         =======
   Weighted average number of common
     and common equivalent shares
     outstanding:
       Primary                                    8,044                           6,832
                                                 ======                         =======
       Fully diluted                              9,809                           9,185
                                                 ======                         =======

                See accompanying notes to financial statements.

                         PEERLESS SYSTEMS CORPORATION
                           STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                             Nine Months Ended
                                                                        ----------------------------
                                                                         October 31,   September 30,
                                                                            1996           1995
                                                                        ------------   -------------
Cash flows from operating activities:
  Net income (loss)                                                        $   653               $(1,190)
  Adjustments to reconcile net income(loss) to net cash
  used in operating activities:
     Depreciation and amortization                                             341                   112
     Amortization of deferred compensation                                      76
     Changes in operating assets and liabilities:
       Trade accounts receivable                                            (2,725)                  857
       Unbilled receivables                                                   (727)                    9
       Prepaid expenses and other current assets                              (172)                 (211)
       Accounts payable                                                        830                  (106)
       Accrued wages, benefits & related taxes                                 (11)                  (79)
       Other current liabilities                                               466                    29
       Deferred rent                                                           (56)                 (135)
       Deferred revenue                                                        860                   292
                                                                           -------               -------
          Net cash used in operating activities                               (465)                 (422)
                                                                           -------               -------
Cash flows from investing activities:
  Purchases of property and equipment                                       (1,022)                  (30)
                                                                           -------               -------
       Net cash used in investing activities                                (1,022)                  (30)
Cash flows from financing activities:
  Net borrowing on line of credit                                                                    189
  Payments on obligations under capital leases                                (655)
  Proceeds from exercise of common stock options                               110                    38
  Net proceeds from issuance of common stock                                26,357
                                                                           -------               -------
     Net cash provided by financing activities                              25,812                   227
                                                                           -------               -------
Net change in cash and cash equivalents                                     24,325                  (225)
Cash and cash equivalents at beginning of period                               722                   393
                                                                           -------               -------
Cash and cash equivalents at end of period                                 $25,047               $   168
                                                                           =======               =======
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
     Income taxes                                                          $   161               $    64
                                                                           =======               =======
     Interest                                                              $   250               $    95
                                                                           =======               =======
Supplemental schedule of non cash
     investing and financing activities:
  Increase in redemption value of
     Series A and Series B Preferred stock                                 $     8               $   131
                                                                           =======               =======
  Conversion of convertible notes to shares of common stock                $ 3,070
                                                                           =======
  Conversion of Series A and Series B Preferred
     stock to shares of common stock                                       $ 5,940
                                                                           =======
  Deferred compensation related to grant of stock options                  $   452
                                                                           =======
  Property and equipment acquired under capital lease obligations          $   360
                                                                           =======

                See accompanying notes to financial statements.

                         PEERLESS SYSTEMS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  Basis of Presentation:

  The accompanying unaudited financial statements of Peerless Systems Corporation (the "Company") have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. These statements should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 1993, 1994, and 1995, and for the period ended January 31, 1996, included in the Company's Registration Statement on Form S-1 (Reg. No. 333-09357) filed August 26, 1996, as amended. The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.

     On September 30, and October 18, 1996, the Company completed an initial public offering of its common stock, selling an aggregate of 4,312,500 shares (including 1,614,816 shares sold by selling stockholders) at $11.00 per share. Net proceeds to the Company were approximately $26.4 million after deducting related issuance costs.

2.  Stock Split:

     On July 25, 1996, the Board of Directors approved a 2-for-3 reverse split of all outstanding common stock, Series A and Series B Preferred Stock, stock options and warrants. All share and per share amounts have been adjusted to give retroactive effect to this reverse split for all periods presented.

3.  Net Income Per Common Share:

     Primary net income per share has been computed by dividing the net income by the weighted average numbers of common and dilutive common equivalent shares outstanding during the period. Common stock equivalents consist of stock options using the treasury stock method.

     Fully diluted net income per share also includes Series A and Series B Convertible Redeemable Preferred Stock on an as-if converted basis in the calculation of weighted average number of common and common equivalent shares outstanding.

4.  Stockholder's Equity:

     On September 30, 1996, the Company converted all of the outstanding shares of Class A Convertible Redeemable Preferred Stock, Class B Convertible Redeemable Preferred Stock,

Convertible Notes Payable and Warrants into new shares of Common Stock simultaneously with the closing of the Company's initial public offering.

                         PEERLESS SYSTEMS CORPORATION

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, this quarterly Report on Form 10-Q may contain forward-looking statements. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties. Information concerning certain risks and uncertainties is contained in the Company's Prospectus, dated September 25, 1996, and filed with the Securities and Exchange Commission, in the section entitled "Risk Factors," and in "Certain Business Risks" below. The forward-looking statements contained herein represent the Company's judgment as of the date of this release, and the Company cautions readers not to place undue reliance on such statements.

OVERVIEW

     The Company, founded in April 1982, provides software-based embedded imaging systems to original equipment manufacturers ("OEMs") of digital document products located primarily in the United States and Japan. The Peerless family of products and engineering services provides advanced embedded imaging technologies that enable the Company's OEM customers to develop digital printers, copiers and multifunction products ("MFPs") quickly and cost effectively. The Company's revenues are comprised of both recurring and one-time product licensing fees as well as engineering services and maintenance fees related to the Company's embedded imaging software and supporting electronics technologies.

     As of October 31, 1996, the Company had an accumulated deficit of approximately $12.6 million. The Company changed its fiscal year-end from December 31 to January 31, commencing February 1, 1996, in order to better align the timing of the Company's financial reporting with the timing of receipt of royalty information by the Company from its OEMs. Accordingly, information for the three months and nine months ended October 31, 1996 is compared with information for the three months and nine months ended September 30, 1995.

     The Company's customers currently include, among others, Adobe and OEM customers, Canon, IBM and Xerox. A significant portion of the Company's revenues in recent years has been concentrated with a limited number of OEM customers, and the Company anticipates that its revenues in the future may be similarly concentrated. For the nine months ended October 31, 1996, and the year ended December 31, 1995, the Company's top four OEM customers accounted for approximately 57% and 74% of total revenues, respectively. See "Certain Business Risks" below.

     The Company's product licensing revenues are comprised of both recurring licensing revenues and one-time licensing fees for source code. Recurring licensing revenues are derived from per unit fees paid quarterly by the Company's OEMs upon shipment or manufacture of products incorporating the Company's technology. Recurring licensing revenues are derived to a lesser extent from arrangements in which the Company enables its products to be used with third-party technology such as certain arrangements with Adobe. The Company's one-time licensing fees for source code are paid by OEMs for access to the Company's software, which in turn generates recurring licensing revenues if the software is incorporated into OEM products that are subsequently developed and shipped.

     The Company's engineering services revenues are derived primarily from adapting the Company's software and supporting electronics to specific OEM requirements. The Company provides its engineering services to OEMs seeking an embedded imaging solution for their digital document products. The Company's maintenance revenues are derived from software maintenance agreements. Maintenance revenues constitute a very small portion of engineering services and maintenance revenues.

     The Company recognizes its recurring product licensing revenues on a royalty basis generally when the Company's OEM customers ship products that incorporate the Company's technology. In certain cases, the non-refundable portion of guaranteed royalties is reported as royalty revenues upon receipt by the Company. Generally, the Company recognizes its one-time licensing revenues for software licenses upon shipment by the Company's OEMs. The Company recognizes engineering services revenues over the course of the development work on a percentage-of-completion basis. Maintenance revenues are recognized ratably over the term of the maintenance contract, which generally is twelve months. Licensing revenues are recognized in accordance with Statement of Position 91-1 "Software Revenue Recognition."

RESULTS OF OPERATIONS

     Revenues for the quarter ended October 31, 1996, increased 91% to $4.4 million from the $2.3 million for the three months ended September 30, 1995. The increase in revenue was primarily due to the 194% increase in product licensing fee revenues in the third quarter compared to the comparable quarter in the prior year that were generated by the increase in the shipments and number of products incorporating Peerless imaging technology, as well as unusually high one-time licensing fees for source code. Engineering services and maintenance revenues for the three months ended October 31, 1996, increased 35% to $2.0 million from $1.5 million in the three months ended September 30, 1995. The increase was due in part to design wins previously awarded to the Company that specified the provision of turn-key development services.

     Revenues for the nine months ended October 31, 1996, increased 63% to $11.5 million, from the $7.0 million recorded for the nine months ended September 30, 1995. This increase in revenue was attributable to the growth in product license revenue generated by increased shipments of products that incorporate Peerless imaging technology as well as a 75% increase in engineering services and maintenance revenue, due to the increase in design wins.

     Gross margin for the three months ended October 31, 1996 increased 197% to $2.7 million from $923,000 for the three months ended September 30, 1995. Gross margin as a percentage of total revenues increased to 63% for the three months ended October 31, 1996, compared to 40% in the three months ended September 30, 1995. These increases are primarily attributable to the shift in revenue mix towards licensing revenues, which have relatively low costs related to the revenue being recognized. Licensing revenues increased from 35% of total revenues in the quarter ended September 30, 1995 to 54% of total revenue in the
quarter ended October 31, 1996.   The gross margin on engineering services and
maintenance improved from 10% in the quarter ended September 30, 1995 to 22% in the quarter ended October 31, 1996 as a result of enhanced operational efficiencies and the ability of the Company to leverage its technology over more product lines.

     Gross margin for the nine months ended October 31, 1996, increased 101% to $6.5 million from the $3.2 million recorded for the nine months ended September 30, 1995. Gross margin as a percentage of total revenues increased to 56% in the nine months ended October 31, 1996 from the 45% recorded in the nine months ended September 30, 1995. These improvements are attributable to the increase in product licensing revenues, which have higher margins.

     The Company's research and development expenses are comprised primarily of employee salaries and benefits, an allocation of engineering management and administrative staff expenses and an allocation of the corporate facilities overhead. Research and development expenses in the three months ended October 31, 1996 increased 12% to $674,000 from $601,000 in the three months ended September 30, 1995. These expenses remained constant at approximately $1.7 million for the nine months ended October 31, 1996 and September 30, 1996. Research and development expenses for both the three and nine months ended October 31, 1996 represented 15% of total revenues, compared to 26% and 24% for the three and nine months ended September 30, 1995, respectively. These expenses remained relatively constant during each of these periods as the Company was unable to increase its engineering personnel as anticipated due in part to competition for such personnel as well as constraints on cash availability prior to the completion of the Company's public offering in September 1996.

     The Company's sales and marketing expenses are comprised primarily of employee salaries and benefits, commissions and bonuses, advertising and promotional expenses, the cost of operating the Japan sales office and an allocation of the corporate facilities overhead. Sales and marketing expenses in the three months ended October 31, 1996, increased 64% to $845,000 from the $516,000 recorded in the comparable quarter last year. These expenses for the nine months ended October 31, 1996, increased 26% to $2.0 million from $1.6 million in the nine months ended September 30, 1995. These increases are the result of an increase in the number of sales and marketing personnel, as well as additional emphasis on the two major industry trade shows which occurred in the quarter ended October 31, 1996.

     The Company's general and administrative expenses are comprised primarily of salaries, benefits and bonuses paid to its executive and administrative staff, fees paid to the Company's external auditors, counsel and other corporate consultants, an allocation of the corporate facilities overhead, and expenses required of a public company. General and administrative expenses in the three months ended October 31, 1996 increased 103% to $673,000 from $331,000 in the three months ended September 30, 1995. These expenses for the nine months ended October 31, 1996 increased 86% to $1.8 million from $944,000 in the nine months ended September 30, 1995. General and administrative expenses increased primarily due to the addition of personnel to support the Company's operations and certain non-recurring costs. The Company expects that its general and administrative expenses may increase in order to support growth in operations, and as a result of expenses as a public company.

     The provisions for income taxes for the three and nine month periods presented are based on the estimated annual effective tax rate and include current federal, state and foreign income taxes. The effective tax rates for the periods differ from the federal statutory rate, primarily as a result of the utilization of net operating loss carry forwards, offset by certain foreign taxes. The higher tax rate in fiscal 1997 is primarily attributable to federal minimum tax.

LIQUIDITY AND CAPITAL RESOURCES

     At October 31, 1996, the Company had cash and cash equivalents of $25.0 million compared to $722,000 at January 31, 1996. This increase is due to net proceeds resulting from the initial public offering in September 1996.

     As of October 31, 1996, accounts receivable were $4.7 million, compared to $2.0 million at January 31, 1996. This increase is the result of timing of invoices related to contractual billings to certain major customers.

     Property and equipment at October 31, 1996 was $1.6 million compared to $532,000 at January 31, 1996. This increase is primarily the result of acquiring the assets previously utilized by the Company under various capital and operating leases, as well as purchases of equipment in the normal course of business.

     Accounts payable at October 31, 1996 were $1.3 million compared to $431,000 at January 31, 1996. The increase primarily relates to the timing of receipt of invoices for professional services provided to the Company in relation to the initial public offering.

     At present, the Company has available a $1.5 million revolving line of credit with a bank, which is collateralized by substantially all assets of the Company. The line of credit, which terminates in May 1997, requires the Company to maintain compliance with certain financial covenants.

     The Company believes that the net proceeds from the recently completed initial public offering, together with its existing cash balances, funds generated from operations and available borrowings under its line of credit will be sufficient to finance the Company's operations for at least the next twelve months.

CERTAIN BUSINESS RISKS

     The Company in the past has reported net losses and has only recently reported net income. The Company has accumulated aggregate net losses from inception through October 31, 1996, of approximately $12.6 million. Although the Company has reported net income for the three and nine months ended October 31, 1996, there can be no assurance that the Company will maintain profitability on a quarterly basis or achieve profitability on an annual basis in the future. The success of the Company and its business strategy is dependent upon, among other things, the ability and willingness of the Company's OEM customers to timely develop and promote digital document products that incorporate the Company's technology. For the three and nine months ended October 26, 1996, the Company's top four OEM customers accounted for approximately 63% and 57% of total revenues, and the Company believes that future revenues may be similarly concentrated with a limited number of OEM customers. Consequently, any significant decrease in product sales or reduction in licensing or engineering services with a large OEM customer would have a material adverse effect on the Company's operating results.

   The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and needs, frequent new product introductions and diminishing time frames within which to develop new products. The failure of the Company and its OEM customers to meet these needs on a timely basis or to anticipate or respond to rapidly changing technology could result in a loss of competitiveness or revenues, which would have a material adverse effect on the Company's operating results.

   The recurring product licensing revenues reported by the Company are dependent on the timing and accuracy of product sales reports received from the
Company's OEM customers.   These reports are provided only on a calendar quarter
basis and, in any event, are subject to delay and potential revision by the OEM. Therefore, the Company is required to estimate all of its quarterly revenues from an OEM when the report from such OEM is not received in a timely manner.
As a result, the Company may be unable to estimate such revenue accurately prior to public announcement of the Company's quarterly results. In such event, the Company subsequently may be required to restate its recognized revenues or adjust revenues for subsequent periods, which could have a material adverse effect on the Company's operating results.

   Also inherent in the Company's business are additional risks, which include: competition in the market of embedded imaging systems for digital document products, including internal development by OEMs; the risk of delays in the development of products, whether such delays are within the control of the Company or not; risks associated in developing products for new and rapidly developing markets, in which the Company has directed a substantial portion of its recent development efforts; dependence on sole source providers; uncertainties regarding protection of intellectual property rights, including the potential for trademark and patent infringement litigation; dependence on key personnel; and risks associated with the Company's international business activities, which account for a substantial portion of its revenues.

PART II - OTHER INFORMATION
Item 1.   Legal Proceedings

   Not Applicable.

Item 2.   Changes in Securities

     Since September 24, 1996, the effective date of the Company's Registration Statement on Form S-1 filed in connection with the Company's initial public offering of its Common Stock (the "IPO") and the date upon which the Company became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Company issued the following unregistered securities:

   1. On September 30, 1996, the Company issued to its preferred stockholders an aggregate of 2,646,917 shares of its Common Stock pursuant to the conversion of the Company's outstanding shares of preferred stock, which shares converted to Common Stock at an approximately 1-to-1 ratio automatically upon the closing of the IPO.

   2. On September 30, 1996, the Company issued to the underwriters in the IPO an aggregate of 983,146 shares of its Common Stock pursuant to the net exercise of outstanding warrants based upon the initial public offering price in the IPO of $11.00 per share, which warrants expired upon the closing of the IPO.

   3. On September 30, 1996, the Company issued to its holders of convertible debentures an aggregate of 1,169,518 shares of its Common Stock pursuant to the conversion of outstanding convertible debentures, which converted to Common Stock automatically upon the closing of the IPO.

   4. Simultaneous with the IPO, the Company issued an aggregate of 15,869 shares of its Common Stock pursuant to the exercise of stock options to purchase Common Stock collectively held by an executive officer and a former executive officer of the Registrant at a weighted average exercise price of $0.53 per share.

     The issuance of the securities described in paragraphs 1, 2, and 3 above were deemed exempt from registration in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended (the "Securities Act"). The sale and issuance of securities in the transactions described in paragraph 4 above were deemed to be exempt from registration under the Securities Act by virtue of Rule 701 promulgated thereunder, in that they were issued either pursuant to written compensatory benefit plans or pursuant to a written contract relating to compensation, as provided in Rule 701, and/or Section 4(2) of the Securities Act.

Item 3.   Defaults Upon Senior Securities

   Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

    Not Applicable

Item 5.   Other Information

     On September 24, 1996, the Securities and Exchange Commission simultaneously declared effective the Company's Registration Statement on Form S-1 filed under the Securities Act and its Registration Statement on Form 8-A, filed under the Securities Exchange Act of 1934, as amended. The Registration Statement on Form S-1 related to the initial public offering of 3,750,000 shares of the Company's Common Stock. On September 24, 1996, the Company entered into an Underwriting Agreement with Hambrecht & Quist LLC, Prudential Securities Incorporated and Wessels Arnold & Henderson LLC (the "Underwriters"), pursuant to which the Underwriters agreed to purchase 2,500,000 shares of the Company's Common Stock from the Company and 1,250,000 shares of the Company's Common Stock from certain selling shareholders, at the public offering price of $11.00 per share, less underwriting discounts and commissions of $.77 per share. On September 30, 1996, pursuant to the terms of Underwriting Agreement, the initial public offering closed and the Company received from the Underwriters the net proceeds of the initial public offering in the amount of $25,575,000. In October, 1996, the Underwriters notified the Company of their exercise of their option, granted under the terms of the Underwriting Agreement, to purchase 562,500 additional shares, including 197,684 shares from the Company and 364,816 shares from certain selling shareholders, solely to cover overallotments, and on October 18, 1996, upon the closing of the sale of the overallotment shares, the Company received additional net proceeds of $2,022,000 from the Underwriters.

Item 6.   Exhibits And Reports on Form 8-K

  (a)  Exhibits

            11.1 - Statement of Computation of Net Income Per Common Share

            27 - Financial Data Schedule

  (b)  Reports on Form 8-K

            No reports on Form 8-K were filed by the Company during the quarter ended October 31, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



                         PEERLESS SYSTEMS CORPORATION



By:             /s/Edward Gavaldon                   Date:  December 13, 1996
   ----------------------------------------------
                    Edward Gavaldon
        President and Chief Executive Officer



By:              /s/Hoshi Printer                    Date:  December 13, 1996
   ----------------------------------------------
                  Hoshi Printer
             Chief Financial Officer
   and Vice President, Finance and Administration
    (Principal Financial and Accounting Officer)