Form 10-K405
period 1997-01-31
PEERLESS SYSTEMS CORP
filed 1997-04-29
CIK 897893

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ----------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Fiscal Year Ended               Commission File Number:
           January 31, 1997                           000-21287

                               ----------------

                         PEERLESS SYSTEMS CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       95-3732595
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                       (Identification No.)

                  2381 ROSECRANS AVENUE, EL SEGUNDO, CA 90245
         (Address of principal executive offices, including zip code)

                                (310) 536-0908
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Acts: None

          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, $.001 PAR VALUE PER SHARE

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market on April 16, 1997, was approximately $103,458,000.

  The number of shares of Common Stock outstanding as of April 16, 1997 was 10,515,938.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain parts of the Peerless Systems Corporation Proxy Statement relating to the annual meeting of stockholders to be held on June 12, 1997 (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

                  SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

  Except for the historical information contained herein, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual performance and results of operations may differ materially from those projected or discussed in the forward-looking statements due to certain risks and uncertainties. Information concerning certain risks and uncertainties is contained in the Company's Prospectus, dated September 25, 1996, and filed with the Securities and Exchange Commission, as well as in the section entitled "Business--Risk Factors" below. The forward-looking statements contained herein represent the Company's judgment as of the date of this report, and the Company cautions readers not to place undue reliance on such statements.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1 -- BUSINESS.

  Peerless Systems Corporation ("Peerless" or the "Company") is a leading provider of software-based embedded imaging systems to original equipment manufacturers ("OEMs") of digital document products. Digital document products include printers, copiers, fax machines, scanners and emerging color products, as well as multifunction products ("MFPs") that perform a combination of these imaging functions. In order to process digital text and graphics, digital document products rely on a core set of imaging software and supporting electronics, collectively known as an embedded imaging system. The Peerless family of products and engineering services provides advanced embedded imaging technologies that enable the Company's OEM customers to develop digital printers, copiers and MFPs quickly and cost effectively. The Company markets its solutions directly to OEM customers such as Adobe, Canon, IBM and Xerox. Peerless was incorporated in California in 1982 and reincorporated in Delaware in September 1996.

INDUSTRY BACKGROUND

  Embedded Imaging Systems

  Today's office environment is increasingly dependent on a variety of electronic imaging products such as printers, copiers, fax machines and scanners, collectively known as digital document products. These products also are becoming common in the home environment. Historically, most electronic imaging products in the office environment have been stand-alone, monochrome (black-and-white) machines, based on analog technology and dedicated to a single print, copy, fax or scan function. However, with the proliferation of personal computers, desktop publishing software and network computing, documents increasingly are being created, stored and transmitted digitally, thereby creating the need for digital document production.

  Digital documents are becoming increasingly complex and may include digital text, line art or photographic images. In order to process and render these documents, digital document products rely upon a core set of imaging software and supporting electronics collectively known as an embedded imaging system. With advances in digital imaging engines such as laser printing engines in the mid-1980s, a common imaging technology foundation for multiple market sectors is emerging. To date, a majority of embedded imaging systems have been developed and produced internally by digital document product manufacturers such as Hewlett-Packard ("HP"), Xerox and Canon. The market for embedded imaging systems represents a small portion of the worldwide market for digital document products which the Company estimates, based in part upon data and projections provided by International Data Corporation ("IDC"), to have been approximately $24 billion in 1995.

  Developments in the Digital Document Products Market

  Rapid changes in technology and end-user requirements have created increased challenges for digital document product manufacturers, particularly in the area of embedded imaging systems. These changes include increased technical complexity, the increased role of networking, the emergence of MFPs and the demand for color imaging. As a result, OEMs increasingly are relying on outside embedded imaging systems suppliers to provide their embedded imaging system solutions.

  Increased Technical Complexity. Initially, the software written for embedded imaging systems supported only monochrome, single-function, low-resolution capabilities. This software was relatively simple and resided on a low-end 8-bit microprocessor platform. However, as technology and end-user requirements have evolved, the embedded imaging task has become significantly more complex. Today, digital imaging engines operate at resolutions of 600 dots per inch or more, require the support of a variety of document handling options, operate at increased speeds and are beginning to offer high-quality color output. In addition, computers and applications software create increasingly sophisticated documents that incorporate complex graphical content. The data files for these digital documents can be very large and, if left in raw form, can overwhelm the memory and processing power of the digital document product. In response, embedded imaging systems have evolved from 8-bit to 32-bit platforms that often must employ special techniques to manage large data files and minimize memory costs. Most embedded imaging systems use compression techniques to reduce the size of data files, which can result in reduced image quality. The increased complexity of digital document products, the rapid pace of technological change and the increased memory requirements have created increased challenges for digital document product manufacturers, particularly in the core areas of image processing and operating system architecture.

  Increased Role of Networking. Within the office environment, digital document products increasingly are deployed in a networked configuration. According to projections by IDC, 62% of laser printers sold in the United States in 1995 were estimated to have been connected to enterprise networks, and this percentage is expected to increase to 78% by 1999. See "Risk Factors--Developing Markets" for a discussion of this forward-looking statement. Because multiple local area network protocols and network operating systems are deployed in the corporate network environment, networked digital document products must support a broad array of networking technologies to maximize accessibility by various user groups. The network environment is also changing rapidly and becoming increasingly complex, with a growing requirement for remote network management that extends across both local area networks and wide area networks. In addition, because the majority of office digital document products are networked, the image processing intelligence may be partitioned and located anywhere within the network: at the site of document or image origination; at a server; or, as is typically the case today, inside the digital document product itself. In some instances, such as printing to a remote location, it can be advantageous to perform image pre-processing and compression at the document origination site, prior to transmission over usage-sensitive facilities. In order to accommodate the emerging needs of the networked office environment, an optimal embedded imaging system must employ a modular architecture capable of serving and managing distributed corporate resources.

  Emergence of Multifunction Products. The advent of MFPs has eroded the boundaries between the previously distinct printer, copier, fax and scanner market sectors. MFPs, ranging from small home products to large office devices, offer several of these functions for significantly less cost than would otherwise be incurred by purchasing these products separately. Each of the dominant vendors in the printer, copier and fax markets now has introduced MFPs, which have required each of them to broaden its imaging expertise. At the same time, the need for concurrent processing of multiple digital document product functions has created the need for real-time, multitasking operating system support.

  Demand for Color Imaging. Although many office computers have color displays, and the graphical content available to office users via the World Wide Web and advanced office applications make heavy use of color, most digital document products found in today's office environment generate monochrome output. In the 1990s, color laser printers have been introduced into the office marketplace. Many of these have been limited by unit costs in excess of $7,500, printing speeds measured in minutes per page for complex images, and output that does not support photo quality requirements. In the small office/home office market, most inkjet printers now support color but are typically limited by output speeds of one or less pages per minute. Although digital document engine manufacturers have developed contone (photoquality) hardware technology that is now capable of supporting high speed photoquality color printing, the output produced by today's digital document products, in many cases, continues to be limited by existing embedded imaging systems. Today's embedded imaging systems are challenged by the transition from monochrome to contone color output because the simultaneous implementation of four planes of color coupled with up to eight bits per pixel increases the digital document data stream by a factor of up to 32. As a result, there is a need for embedded imaging systems that can support the accelerated performance requirements of color output.

  Increased Reliance on Outsourcing. In addition to the engineering challenges generated by changing technology, digital document product manufacturers increasingly are subject to a variety of market pressures. Competition in the marketplace, coupled with end-user demand for greater performance at reduced cost and shortening product life cycles, has created a growing need to reduce time-to-market and engineering costs. Digital document product manufacturers increasingly are electing to outsource imaging software and supporting electronics design to embedded imaging systems suppliers in order to include new imaging technologies and minimize development time and cost. The increased role of networking, the emergence of MFPs, the demand for color imaging and the increased technical complexity associated with products meeting these market changes have accelerated this trend towards outsourcing. As digital document product manufacturers move to incorporate imaging technologies from outside suppliers, their internal resources are freed to focus on their core competencies in product differentiation, marketing and distribution. Additionally, there has been no established comprehensive embedded imaging system standard for the digital document product industry to date. However, as the digital document product market sectors converge and as the complexity of imaging technology intensifies, the Company believes digital document product manufacturers will realize a significant competitive advantage by utilizing a single open embedded imaging system standard across all digital document product market sectors. See "Competition" and "Risk Factors--Technological Change; Dependence on the Digital Document Product Market" for a discussion of these forward-looking statements.

PEERLESS PRODUCTS AND SOLUTIONS

  Peerless is a leading provider of embedded imaging systems for the digital document product market. The Company's family of products and engineering services provides advanced embedded imaging technologies that enable the Company's OEM customers to develop digital printers, copiers and MFPs quickly and cost effectively. The Company delivers its products to its OEM customers in two ways: licensing of the Company's standard imaging products for the OEM customer's internal product development; and turnkey product development whereby the Company provides the additional engineering services necessary to integrate the appropriate standard products into a complete embedded imaging system solution optimized to the OEM's specific requirements.

  Products and Services

  The Company has designed its embedded imaging technology with a modular architecture that addresses a broad spectrum of digital document product technologies and that may be tailored to an individual OEM's requirements. Peerless offers its OEMs the flexibility to optimize solutions for color, networking support, languages or multifunction features for their digital document products as their needs dictate. Peerless also offers engineering services to allow OEMs to outsource the development of the entire embedded imaging system for a digital document product. The Company's products include the following technologies and services:

  Operating System. PeerlessPage is a complete imaging operating system including a high performance real time operating system kernel, printing engine driver, object-based image processing model, graphics library, font management, hard disk management, print job management and user control panel interface. The scalable nature of the Company's technology enables it to serve both the low cost and high performance sectors of the market. The multitasking operating system also enables the Company to manage concurrent processing of digital document product tasks for the MFP marketplace. Furthermore, the Company's system may be implemented to operate in a distributed fashion, allowing for portions of the imaging processing task to take place in the originating host computer, in the digital document product or elsewhere in the network. Color extensions to PeerlessPage are currently under development to support the unique requirements of contone color printers, including contone image processing and industry standard color matching support. Extensions to support MFPs are under development to provide scanner management, electronic collation, and print, copy and fax multitasking capability.

  Page Description Languages. The Company provides its OEMs with page description languages ("PDLs") that conform to the most widely used standards today, Adobe's PostScript Software and Hewlett-Packard's Printer Control Language ("PCL"). The Company offers PeerlessPrint technology, which emulates Hewlett-Packard's PCL. The Company provides a complete range of printing language products, including PeerlessPrint5E, which provides compatibility with HP's PCL 5e language utilized in their LaserJet 4, 5P, 5L and 5Si line of laser printer products, as well as enhancements to support higher resolutions and added paper handling options. PeerlessPrint5C is designed to provide compatibility with HP's PCL 5C utilized in its Color LaserJet color laser and high-end inkjet products. Under development is PeerlessPrint6, which will provide compatibility with HP's latest PCL 6 language utilized in its LaserJet 5 laser printer. As a third-party co-developer, the Company provides an optimized, high performance integration of Adobe PostScript language into the PeerlessPage system for customers that separately license PostScript from Adobe Systems Incorporated ("Adobe"). The Company's WinEXPRESS and Color WinEXPRESS languages, also under development, are being designed to provide an intelligent windows-based printing solution for low cost monochrome and color printers and MFPs.

  PC Software. The Company currently is developing PeerlessPrint drivers that are being designed to optimize the network printing process under Windows 95 and Windows 3.1 environments.

  ASICs and Integrated Processors. The Company designs application specific integrated circuit ("ASIC") solutions for the digital document product marketplace that provide a silicon-based implementation of key components of its imaging software. The Company has designed an integrated processor combining its basic digital document product functionality with an industry-standard 32-bit microprocessor. For the high performance sector of the market, the Company offers specialized co-processors that accelerate the Peerless imaging software and incorporate controller functionality and imaging features to provide both cost savings and performance enhancements. The Company's QuickPrint line of imaging ASIC co-processors integrates basic components of the Company's imaging system into a silicon solution to reduce product costs and enhance performance. The QuickPrint 1600 incorporates Peerless' object-based imaging technology for monochrome printing solutions. The QuickPrint 1700 incorporates the latest object-based imaging technology and supports non-contone color printing solutions. The Company currently is developing the QuickPrint Color 1800, which is being designed to incorporate the Company's contone imaging model to significantly reduce the memory and processing power required for contone color laser printers and enhance printing of grey scale images in monochrome printers. The MC68322 integrated processor was developed in conjunction with Motorola to provide a single silicon solution for low cost laser printers and MFPs.

  Networking Technology. The Company has designed a standardized networking interface, the Peerless Standard Input/Output ("PSIO") interface, to enable its digital document product OEMs to reduce custom development costs for their networking solutions. In addition, Peerless supports a broad array of networking protocols, allowing its OEM customers to address the majority of end-user networking requirements. To accommodate the need for remote network management of digital document products over LANs and across wide area networks, including intranets, the Company supplies management information block ("MIB") tables that may be utilized by open industry-standard network management systems.

  Engineering Services. For those OEMs that wish to outsource the development of some or all of the embedded imaging system for a digital document product, the Company offers engineering services. This can include controller design and custom engineering for vendor-specific features that complement the Company's standard imaging products.

  SOLUTIONS

  The Company's products can be integrated to provide a wide range of scalable solutions:

  Monochrome Solution. The Company's monochrome solution targets low cost, networkable office laser printers with printing speeds from 1 to 40 pages per minute and printing resolutions from 600 to 1200 dots per inch. The Company's contone imaging technology, currently under development, will be utilized to provide photographic quality image printing on future monochrome products.

  Multifunction Solution. The Company's MFP imaging solutions target OEM requirements from lower cost networkable inkjet and laser-based MFP products, currently under development, to high speed copier-based MFP products. These solutions combine the Company's networkable imaging products with MFP-specific extensions to facilitate printing, copying, faxing and scanning by the same digital document product. The Company's solutions provide multifunction capability, but the Company does not provide stand-alone fax or copier solutions. Solutions support printing speeds from 1 to 40 pages per minute.

  Color Solution. The Company's color imaging solutions target OEM requirements for a broad range of color imaging devices. These solutions have been designed to support color printing speeds from 1 to 10 pages per minute, 400 to 1200 dots per inch resolution and photographic contone color quality. The Company's proprietary object-based image processing technology reduces memory requirements for printing contone pages while simultaneously accelerating the document production process and increasing print quality. In February 1997, the Company released its first color embedded imaging system to an OEM customer.

TECHNOLOGY

  The Company strives to develop for the embedded imaging systems marketplace unique technologies that provide meaningful improvements in performance and cost for Peerless' OEMs. The Company's embedded imaging system solution is based on its proprietary, object-based image processing technology, which can reduce the size of digital document product imaging files with virtually no noticeable loss of visual quality. This proprietary technology enables the Company's OEM customers to reduce memory cost and increase print quality and speed while eliminating or reducing the need for the use of a compression technology. When optimized, this component of the embedded imaging system can provide significant cost savings and performance differentiation to digital document product manufacturers. The Company incorporates complementary technologies, or makes its technologies compatible with third-party technologies, in order to provide its customers with a more comprehensive imaging solution.

  Object-Based Image Processing. Most embedded imaging systems utilize similar methods of processing document imaging information. They convert a file that represents a document page into a bitmap and then process all page elements as a collection of pixels. Because bitmaps generate large files, the image processing task can become time-consuming, requiring subsequent document pages to be stored in memory while previous pages are being processed. To accommodate memory limitations, file compression technologies are often utilized. These compression technologies frequently result in a loss of clarity and detail in the printed document and require significant processing power.

  Peerless has developed a proprietary approach to the embedded imaging task. Rather than recognizing a page image as a collection of pixels, the Peerless object-based image processing technology recognizes basic imaging elements in the document, differentiating between text, line art and photographs much as the human eye does. Peerless' software then creates a display list of image objects as an intermediate representation of the document to be printed. This display list is a more concise means of representing the imaging information of the document, enabling complex imaging data to be processed more quickly and with less memory, typically without resorting to compression techniques that degrade the image. For high performance applications, the display list can be processed in real time with assistance from a Peerless-designed graphics co-processor embedded in the digital document product. Because Peerless technology can enable the page image to be processed in real time, concurrent with the transmission of the document print file, memory requirements can be reduced and performance can be enhanced. Furthermore, the image quality or resolution can be reduced to accommodate limitations in the digital document product's memory, or progressively enhanced by installation of additional digital document product memory. The Company's object-based image processing technology provides more significant benefits as the image processing workload increases, which occurs with increased resolution or a transition from monochrome to color. The Company holds two patents in the United States covering certain aspects of its object-based imaging approach.

  Systems Architecture. The Company has developed standardized interfaces for the Company's family of products that enable the Company's imaging solution to be ported to a variety of platforms, languages and applications. For example, the standardized PeerlessPage interface provides the ability to support multiple printing languages, and the PeerlessPage Imaging Operating System is both platform- and device-independent and able to accommodate a variety of print engines and controller architectures. The Company has also developed an applications interface that enables the support of features such as spooling, stored macros, stored forms, electronic collation and stapling.

  Technology Partners. The Company has established relationships that permit it to offer to its customers complementary technologies through technology partners. For example, Peerless has licensed (for internal development purposes) the right to use Adobe's PostScript Software to enable the Company's products to be used with Adobe's PostScript Software, and the Company's relationship with Adobe permits the Company to offer a convenient and optimized Adobe PostScript-enabled solution. Furthermore, the Company has a relationship with Emulex that enables the Company to support network printing under a wide range of networking technologies. In addition, the Company incorporates font rasterizers into its imaging solution to enable its OEMs to license font technology from providers such as Agfa and Bitstream.

  In October 1996, the Company entered into an agreement with a major developer and manufacturer of specialized processor chips relating to the licensing of Peerless technologies and engagement of Peerless technical personnel for engineering development services. Pursuant to the agreement, the Company is entitled to engineering service payments, development license fees and prepayment of royalty guarantees. The agreement provides that the manufacturer may terminate the relationship for any reason upon 60 days' notice and with notice in the event of a material breach. If the agreement is terminated for a material breach by the Company, the manufacturer is entitled to a return of the substantial majority of the licensing fees previously paid, other than those attributable to per unit royalties. No assurance can be given as to the ability of the Company to perform in accordance with the terms of the agreement or as to the ability or willingness of the manufacturer to continue developing, marketing and selling proposed products covered by the agreement. The termination of the agreement or the inability or unwillingness of the Company or the manufacturer to perform in accordance with the terms of the agreement or as presently anticipated by the Company would have a material adverse effect on the Company's future prospects and operating results.

CUSTOMERS AND MARKETS

  CUSTOMERS

  Peerless markets its imaging products to OEMs manufacturing digital document products for the high performance sector of the office market and to semiconductor OEMs in the low cost sector of the office and personal use market. With the exception of Adobe, the Company has derived substantially all of its revenues in recent years from direct sales to digital document product OEMs, including Canon, IBM and Xerox.

  MARKETS

  High Performance Digital Document Product Market. The high performance sector of the digital document product market is characterized by digital document products ranging in price from approximately $1,000 to in excess of $50,000 each. These products typically offer high performance differentiated by customized features. In many cases, digital document product manufacturers demand turnkey, customized embedded imaging solutions that include imaging software, controller design and network interface card design. As a result of these unique requirements, Peerless typically addresses the high performance sector of the digital document product market via direct OEM relationships with individual digital document product manufacturers. The Company's major digital document product manufacturer customers, based on percentage of total revenues, in the fiscal years ended January 31, 1997 and December 31, 1995, included: Canon, with 19% and 22%, respectively; IBM, with 19% and 15%, respectively; Xerox, with 7% and 25%, respectively; and Adobe, with 14% and 7%, respectively. Many of the services and licensing arrangements with the Company's OEMs are provided on a project-by-project basis, are terminable with limited or no notice and, in certain instances, are not governed by long-term agreements.

  Small Office/Home Office Market. The low cost sector of the digital document product market, sometimes called the Small Office/Home Office ("SOHO") market, is characterized by digital document products with prices under $1,000 that typically emphasize price/performance over customized features. In most instances, it is not cost effective for digital document product manufacturers to invest in a customized embedded imaging solution in addressing this market. For the SOHO market, Peerless has designed a family of ASICs that embed basic components of the Company's imaging software into semiconductor firmware. Peerless has licensed these designs to semiconductor manufacturers, such as Motorola, that have the rights to manufacture and sell these ASICs directly to digital document product manufacturers. Motorola sells a Peerless-based printing ASIC, the 68322, and pays Peerless a royalty on each ASIC sold. See "Risk Factors--Dependence on Sole Source Providers."

SALES AND MARKETING

  The Company markets its products to the leading OEMs that sell digital document products into the worldwide market. The Company directs most of its sales efforts through a sales office in Japan and its headquarters in California. Sales to European digital document products manufacturers are conducted out of the Company's California headquarters.

  The Company markets directly to OEMs and through focused public relations and branding programs. Direct OEM marketing consists of development of sales collateral, mailers, trade show attendance and sales support. The Company focuses its public relations effort on media read by OEM customers. The Company directs its branding programs at building the Company's brand awareness. These programs consist of public relations and Peerless product branding on its silicon and software products.

PRODUCT DEVELOPMENT AND ENGINEERING SERVICES

  The Company's product development activities are located at the Company's headquarters in El Segundo, California. These activities primarily consist of new product development, enhancement of existing products, product testing and technical documentation development. Accordingly, the Company's engineering personnel are divided into two primary development areas: research and development, which focuses on development and enhancement of the Company's core technologies; and engineering services, which focuses on customized design activities.

  The Company's research and development efforts focus on ongoing development of the Company's product family, including MFP and advanced color imaging technologies. In addition, as applications evolve and become standardized, the research and development efforts harness the expertise acquired from the performance of engineering services to add standard application modules to the Company's product family.

  The Company's engineering services personnel work closely with OEMs that desire a turnkey solution, developing customized interfaces and applications specific to individual OEMs. The Company typically receives a fee for such engineering services. As part of its corporate strategy, the Company leverages its engineering services capability, to penetrate emerging market sectors where applications and interfaces have not fully evolved. As market sectors mature and applications become standardized, the engineering services requirement typically diminishes.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

  The Company's success is heavily dependent upon its proprietary technology. To protect its proprietary rights, the Company relies on a combination of patent, copyright, trade secret and trademark laws, nondisclosure and other contractual restrictions. The Company holds two patents issued in the United States, one of which is also issued in France, Germany and Great Britain. The issued patents relate to techniques developed by the Company for generating output for continuous synchronous raster output devices, such as laser printers, using a smaller amount of memory than would be required without using the Company's technology. One of the two U.S. patents was issued on March 26, 1996 and the other patent was issued on April 16, 1996. The patent term of the U.S. patents is 17 years from the issue date subject to the payment of required maintenance fees. The patents granted in Great Britain, France and Germany were issued on February 14, 1996. The term of the European patents is 20 years from the filing date of August 2, 1991, subject to an opposition period that will expire November 14, 1996 and payment of required renewal fees. The Company has one patent application pending in Japan and six patent applications pending in the United States. There can be no assurance that patents held by the Company will not be challenged or invalidated, that patents will issue from any of the Company's pending applications or that any claims allowed from existing or pending patents will be of sufficient scope or strength (or issue in the countries where products incorporating the Company's technology may be sold) to provide meaningful protection or any commercial advantage to the Company. In any event, effective protection of intellectual property rights may be unavailable or limited in certain countries. The status of United States patent protection in the software industry is not well defined and will evolve as the United States Patent and Trademark Office grants additional patents. Patents have been granted to fundamental technologies in software after the development of an industry around such technologies and patents may be issued to third parties that relate to fundamental technologies related to the Company's technology.

  As part of its confidentiality procedures, the Company generally enters into nondisclosure agreements with its employees, consultants, OEMs and strategic partners and limits access to and distribution of its software and other proprietary information. Despite these efforts, the Company may be unable to effectively protect its proprietary rights and, in any event, enforcement of the Company's proprietary rights may be expensive. The Company's source code also is protected as a trade secret. However, the Company from time to time licenses its source code to OEMs, which subjects the Company to the risk of unauthorized use or misappropriation despite the contractual terms restricting disclosure. In addition, it may be possible for unauthorized third parties to copy the Company's products or to reverse engineer or obtain and use the Company's proprietary information.

  As the number of patents, copyrights, trademarks and other intellectual property rights in the Company's industry increases, products based on its technology increasingly may become the subject of infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future. Any such claims, regardless of merit, could be time consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse affect on the Company's operating results. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation to determine the validity of any claims, whether or not such litigation is determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks. In addition, the Company may lack sufficient resources to initiate a meritorious claim. In the event of an adverse ruling in any litigation regarding intellectual property, the Company may be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing or substituted technology. The failure of the Company to develop, or license on acceptable terms, a substitute technology if required could have a material adverse effect on the Company's operating results.

COMPETITION

  The market for embedded imaging systems for digital document products is highly competitive and characterized by continuous pressure to enhance performance, to introduce new features and to accelerate the release of new products. The Company competes on the basis of technology expertise, product functionality, development time and price. The Company's technology and services primarily compete with solutions developed internally by OEMs. Virtually all of the Company's OEMs have significant investments in their existing solutions and have the substantial resources necessary to enhance existing products and to develop future products. These OEMs have or may develop competing embedded imaging systems technologies and may implement these systems into their products, thereby replacing the Company's current or proposed technologies, eliminating a need for the Company's services and products and limiting future opportunities for the Company. The Company therefore is required to persuade these OEMs to outsource the development of their embedded imaging systems and to provide products and solutions to these OEMs that cost-effectively compete favorably with their internally developed products. The Company also competes with software and engineering services provided in the digital document product marketplace by other systems suppliers to OEMs. In this regard, the Company competes with, among others, Xionics Document Technologies with respect to MFP embedded systems and Electronics for Imaging with respect to color technologies.

  As the industry continues to develop, the Company expects that competition and pricing pressures will increase from OEMs, existing competitors and other companies that may enter the Company's existing or future markets with similar or substitute solutions that may be less costly or provide better performance or functionality. The Company anticipates increasing competition for its color products under development, particularly as new competitors develop and enter products in this market. Some of the Company's existing competitors, many of its potential competitors and virtually all of the Company's OEMs have substantially greater financial, technical, marketing and sales resources than the Company. In the event that price competition increases, competitive pressures could cause the Company to reduce the amount of royalties received on new licenses and to reduce the cost of its engineering services in order to maintain existing business and generate additional product licensing revenues, which could reduce profit margins and result in losses and a decrease in market share. No assurance can be given as to the ability of the Company to compete favorably with the internal development capabilities of its current and prospective OEM customers or with other third-party embedded imaging system suppliers, and the inability to do so would have a material adverse effect on the Company's operating results.

EMPLOYEES

  As of January 31, 1997, the Company had a total of approximately 96 employees and 9 independent contractors. None of the Company's employees is represented by a labor union, and the Company has never experienced any work stoppage. The Company considers its relations with its employees to be good.

RISK FACTORS

  Investors in the Company should be aware of the following risks and uncertainties that could materially affect the Company's results of operations and the market for the Company's securities.

  History of Operating Losses; Accumulated Deficit. The Company has been profitable only since the quarter ended December 31, 1995. The Company recognized net losses of approximately $639,000 and $1.2 million for the fiscal years ended December 31, 1995 and 1994, respectively. The Company's historical losses have resulted in an accumulated deficit of approximately $8.8 million as of January 31, 1997. Although the Company reported net income of approximately $4.4 million for the fiscal year ended January 31, 1997, there can be no assurance that the Company will maintain profitability on a quarterly or annual basis in the future.

  Potential Fluctuations in Quarterly Results; Seasonality; Revenue
Reporting. The Company in the past has experienced, and in the future may experience, significant fluctuations in quarterly operating results that have been and may be caused by many factors including: initiation or termination of arrangements between the Company and its existing and potential OEM customers; the timing of introductions of new products or product enhancements by the Company, its OEMs and their competitors; the phase-out or early termination of OEM products incorporating the Company's technology; the size and timing of engineering services contracts, one-time software licensing transactions and recurring licensing fees; the size and timing of and fluctuations in end-user demand for the OEM products incorporating the Company's technology; inventories of digital document products carried by the OEMs' distributors that exceed current or projected end-user demand; performance by the Company and its OEM customers pursuant to their plans and agreements; seasonal trends; the mix of services provided or products sold and the gross margins attributable to such services or products; competition and pricing; customer order deferrals in anticipation of new products or product enhancements; industry and technology developments; changes in the Company's operating expenses: software bugs, product delays or other product quality problems; currency fluctuations; and general economic conditions. For example, in recent quarters the Company's quarterly revenues have been significantly affected by the timing of one-time licensing transactions, by decreases in recurring product licensing revenues resulting from the phase-out by the Company's

OEMs of products incorporating the Company's technology and by variations in end-user demand. The Company expects that its operating results will continue to fluctuate significantly in the future as a result of these and other factors.

  A substantial portion of the Company's costs and expenses is related to costs of engineering services and maintenance, other personnel costs, product development, facilities and marketing programs. The level of spending for such costs and expenses cannot be adjusted quickly and is based, in significant part, on the Company's expectations of future revenues and anticipated OEM commitments. If such commitments do not materialize or are terminated or, in any event, if revenues are below expectations, the Company's quarterly and annual operating results will be adversely affected, which could have a material adverse effect on the price of the Company's Common Stock. The Company in the past has experienced, and in the future may experience, significant fluctuations in quarterly engineering services results that have been and may be caused by many factors including: an increase in the estimated hours to completion associated with a particular engineering services project; cancellation or redirection of engineering services projects by the Company's OEMs; and delays in the availability or stability of third-party technology that the Company's OEMs are also incorporating into the same product for which the Company is performing engineering services. For example, if the estimated hours to completion associated with a particular engineering services project increases during the course of the project, the estimated percentage that has been completed will subsequently decrease, and the portion of the total fixed engineering services project revenue that the Company will be able to recognize at that point in time will decrease as a result. For these and other reasons, it is likely that in future quarters the Company's operating results from time to time may be below the expectations of public market analysts and investors, which also could have a material adverse effect on the price of the Company's Common Stock. In addition, the Company's net income has in the past and may in the future be affected by non-recurring accounting benefits associated with the Company's net operating losses.

  The Company believes that its business may be subject to seasonal trends. In the digital document product industry, it is not unusual for vendors to experience an increase in demand in the fourth calendar quarter followed by a significant decrease in the following quarter. As a result, the Company's product licensing revenues associated with unit shipments by its OEMs may be subject to similar fluctuations, although no assurance can be given that the Company's OEMs will experience such fluctuations or as to the effect of such fluctuations, if any, on the Company's revenues. In addition, because one or more key OEM transactions, milestones or OEM product shipments that are scheduled to be realized by the Company or its OEMs at the end of a quarter may be delayed until the beginning of the next quarter, quarterly revenues are subject to significant fluctuations.

  In October 1996, the Company entered into an agreement with a major developer and manufacturer of specialized processor chips relating to the licensing of Peerless technologies and engagement of Peerless technical personnel for engineering development services. Pursuant to the agreement, the Company is entitled to engineering service payments, development license fees and prepayment of royalty guarantees. The agreement provides that the manufacturer may terminate the relationship for any reason upon 60 days' notice and with notice in the event of a material breach. If the agreement is terminated for a material breach by the Company, the manufacturer is entitled to a return of the substantial majority of the licensing fees previously paid, other than those attributable to per unit royalties. No assurance can be given as to the ability of the Company to perform in accordance with the terms of the agreement or as to the ability or willingness of the manufacturer to continue developing, marketing and selling proposed products covered by the agreement. Thus, the achievement of, or failure to achieve, certain milestones under this agreement, the development and sale of, or failure to develop and sell, products under this agreement, or the termination, with or without a material breach, of this agreement, may cause the Company's revenues to fluctuate significantly from quarter to quarter.

  The recurring product licensing revenues reported by the Company are dependent on the timing and accuracy of product sales reports received from the Company's OEM customers. These reports are provided only on a calendar quarter basis and, in any event, are subject to delay and potential revision by the OEM. Therefore, the Company is required to estimate all of the recurring product licensing revenues for the last month of each quarter and to further estimate all of its quarterly revenues from an OEM when the report from such OEM is not received in a timely manner. As a result, the Company may be unable to estimate such revenues accurately prior to public announcement of the Company's quarterly results. In such event, the Company subsequently may be required to restate its recognized revenues or adjust revenues for subsequent periods, which could have a material adverse effect on the Company's operating results.

  Dependence on Market Success of Third Parties. With the exception of Adobe, substantially all of the Company's revenues in recent years have been derived from OEMs. The Company's revenues are dependent upon, among other things, the ability and willingness of these OEMs to timely develop and promote digital document products that incorporate the Company's technology. The ability and willingness of these OEMs to do so is based upon a number of factors, such as: the timely development by the Company and the OEMs of new products with new functionality, increased speed and enhanced performance at acceptable prices to end users; development costs of the OEMs; licensing and engineering fees of the Company; compatibility with emerging industry standards; technological advances; patent and other intellectual property issues; competition generally; and overall economic conditions. Many of these factors are beyond the control of the Company and, to a lesser extent, also may be beyond the control of any of the OEMs. Many of these OEMs are concurrently developing and promoting products that do not incorporate the Company's technology. In such cases, the OEMs may have profitability or other incentives to promote internal solutions or competing products in lieu of products incorporating the Company's technology. No assurance can be given as to the ability or willingness of the Company's OEMs to continue developing, marketing and selling products incorporating the Company's technology. Since the Company's business is entirely dependent on its relationships with its OEMs, the inability or unwillingness of any of the Company's significant OEMs to continue its relationship with the Company and to develop and promote products incorporating the Company's technology would have a material adverse effect on the Company's operating results.

  Concentration of Revenues. Revenues from the Company's top four customers accounted for approximately 61% and 74% of the Company's total revenues for the fiscal years ended January 31, 1997 and December 31, 1995, respectively, and the Company anticipates that its revenues in the future will be similarly concentrated with a limited number of customers. The Company's largest customers vary to some extent from year to year as product cycles end, contractual relationships expire and new products and customers emerge. Many of the engineering services and licensing arrangements with the Company's customers are provided on a project-by-project basis, are terminable with limited or no notice and, in certain instances, are not governed by long-term agreements. There presently are only a limited number of customers in the digital document product market to which the Company markets its technology and services. Therefore, the ability of the Company to replace a lost customer or offset a significant decrease in the revenues from a customer may be significantly limited. In addition, the Company's larger customers at times have required that the Company offer new technology directly to them prior to offering it to other customers and have attempted to restrict the Company from licensing the technology utilized by these customers to customers developing potentially competing products. Although the Company has not granted exclusive rights with respect to its core technologies, the Company has granted exclusive rights in unusual circumstances with respect to derivative software developed by the Company in support of a specific customer's proprietary products or technologies. No assurance can be given, however, that the Company will not, in the future, grant broader exclusive rights to its technology in order to enter into a licensing agreement with a customer, or that an unwillingness to grant such exclusive rights will prevent the Company from entering into such a licensing agreement. The Company also is subject to a credit risk associated with the concentration of its accounts receivable from these customers. No assurance can be given as to the ability or willingness of any of the Company's customers to continue utilizing the Company's services and technology consistent with past practice or at all, or as to the ability of the Company in the future to sell its services and technology consistent with past practice or at all to its existing or new customers. Any significant decrease in sales of products by, or a reduction in licensing or engineering services to, the Company's larger customers, any failure of the Company to replace its existing customers or to enter into relationships with new customers in accordance with the Company's expectations, or any delay in or failure to make the payments due to the Company from such customers could have a material adverse effect on the Company's operating results.

  Technological Change; Dependence on the Digital Document Product Market. The market for the Company's products and services is characterized by rapidly changing technology, evolving industry standards and needs, and frequent new product introductions. The Company currently derives substantially all of its revenues from the licensing of technology and the sale of related engineering services that enable the printing and imaging of digital documents, and the Company anticipates that these sources of revenue will continue to account for substantially all of the Company's revenues for the foreseeable future. The Company and its OEMs are required to develop and release in a regular and timely manner new digital document products with increased speed, enhanced resolution, reduced memory requirements, multifunction capability, network compatibility and color imaging. The acceptable amount of time to develop these products is continuing to decrease, which increases the complexity for and costs to the Company and its OEMs. In addition, the Company, its OEMs and their competitors from time to time may announce new products, capabilities or technologies that may replace or shorten the life cycles of the OEM products incorporating the Company's technology. The Company's success will depend on, among other things: market acceptance of the Company's technology and the digital document products of the Company's OEM customers; the ability of the Company and its OEM customers to meet industry changes and market demands in a timely manner; achievement of new design wins by the Company followed by the OEMs' development of associated new digital document products; and the regular and continued introduction of new and enhanced technology and services by the Company and its OEMs on a timely and cost-effective basis. There can be no assurance that the products and technology of competitors of the Company or its OEMs will not render the Company's technology or its OEMs' products noncompetitive or obsolete. Any failure by the Company or its OEMs to anticipate or respond adequately to the rapidly changing technology and evolving industry standards and needs, or any significant delay in development or introduction of new and enhanced products and services, could result in a loss of competitiveness or revenues, which could have a material adverse effect on the Company's operating results.

  Product Development; Product Delays. The Company in the past has experienced delays in product development, and the Company may experience similar delays in the future. Prior delays have resulted from numerous factors such as changing OEM product specifications, difficulties in hiring and retaining necessary personnel, difficulties in reallocating engineering resources and other resource limitations, difficulties with independent contractors, changing market or competitive product requirements and unanticipated engineering complexity. In addition, the Company's software and hardware have in the past and may in the future contain undetected errors or failures that become evident upon product introduction or as product production volumes increase. There can be no assurance, despite testing by the Company and its OEMs, that errors will not be found, that the Company will not experience development challenges resulting in unanticipated problems or delays in the acceptance of products by the Company's OEMs or shipment of the OEMs' products, or that the Company's new products and technology will meet performance specifications under all conditions or for all anticipated applications. Given the short product life cycles in the digital document products market, any delay or unanticipated difficulty associated with new product introductions or product enhancements could have a material adverse effect on the Company's operating results.

  Developing Markets. A substantial portion of the Company's recent development efforts has been directed at the development of new embedded imaging technologies, particularly for MFP and color products. The market for these products is new and rapidly evolving. The Company's OEMs currently are selling monochrome network printers and MFPs incorporating the Company's technology. Although certain of the Company's color technology currently is available to OEM customers, once an agreement with an OEM is entered into, the color technology must undergo further development, or customization, before it can be incorporated into an OEM's specific digital document product. The Company's OEMs have not yet shipped any color products incorporating the Company's color technology. The Company's future success will be dependent to a significant degree upon broad market acceptance of the technology under development, particularly its MFP and color technology. This success will be dependent in part on the ability of the Company's OEMs to develop new products that provide the functionality, performance, speed and network connectivity demanded by the market at acceptable prices, and to convince end users to adopt MFP, color printing and other products for office and desktop use. There can be no assurance that: the market for MFP, color printing and other products proposed by the Company will develop; the Company will be able to offer in a timely manner, if at all, its new technology; the Company's OEM customers will choose the Company's technology for use in their MFPs, color printers or other products; the Company's OEM customers will be successful in developing such MFPs, color printers and other products; or such products will gain market acceptance. The failure of any of these events to occur would have a material adverse effect on the Company's operating results.

  Dependence on Adobe Relationships. The Company has a set of relationships with Adobe that address many critical aspects of the Company's OEM customers' needs. The Company has licensed (for internal development purposes) from Adobe the right to use Adobe's PostScript(R) Software to enable the Company's products to be used with Adobe's PostScript Software, has licensed to Adobe several of the Company's technologies and has developed technologies for Adobe for which the Company receives royalties and engineering services fees, and is currently seeking to license color matching technology from Adobe. A number of the agreements governing relationships with Adobe are in the process of being finalized, and no assurances can be given that such agreements will be finalized in accordance with the parties' current intent or at all. The Company derives significant revenue and significant competitive and cost advantages from its relationship with Adobe. Therefore, the termination or limitation of the Company's relationships with Adobe would have a material adverse effect on the Company's operating results.

  Dependence on Sole Source Providers. The Company is dependent on two independent parties, Motorola and Intel, each of which provides unique application specific integrated circuits ("ASICs") incorporating the Company's imaging technology to certain of the Company's OEMs. In addition, the Company is dependent upon Emulex and Digital Products Incorporated to provide network interface cards incorporating the Company's technology to the Company's OEMs. These sole source providers are subject to materials shortages, excess demand, reduction in capacity and/or other factors that may disrupt the flow of goods to the Company's customers and thereby adversely affect the Company's customer relationships. Any such disruption could limit or delay production or shipment of the products incorporating the Company's technology, which could have a material adverse effect on the Company's operating results.

  Dependence on Key Personnel. The Company is largely dependent upon the skills and efforts of its senior management and other officers and key employees. The Company believes that its future success will depend in large part upon its ability to attract and retain highly skilled managerial, engineering, sales, marketing and operations personnel, many of whom are in great demand. Competition for such personnel recently has increased significantly. The Company does not maintain any key person life insurance policies. The loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on the Company's operating results.

  International Activities. Revenues from sales to the Company's customers outside the United States accounted for 38%, 41% and 26% of the Company's total revenues for the fiscal years ended January 31, 1997, December 31, 1995 and December 31, 1994, respectively. Therefore, the Company is substantially dependent on its international business activities. Further, the Company expects that sales to customers located outside the United States may increase in absolute dollars in the future. The international market for products incorporating the Company's technology is highly competitive, and the Company expects to face substantial competition in this market from established and emerging companies and technologies developed internally by its OEM customers. Risks inherent in the Company's international business activities also include currency fluctuations, the imposition of government controls, tailoring of products to local requirements, trade restrictions, changes in tariffs and taxes, and the burdens of complying with a wide variety of foreign laws and regulations, any of which could have a material adverse effect on the Company's operating results. Although all of the Company's contracts are, and the Company expects that its future contracts will be, denominated in U.S. dollars, there can be no assurance that its contracts with international OEM customers in the future will be denominated in U.S. dollars. In the event that one or more contracts are denominated in foreign currencies, the Company will be subject to additional risks associated with currency fluctuations, which could have a material adverse effect on the Company's operating results.

  Volatility of Stock Price. The Company's Common Stock has experienced significant price volatility and such volatility may occur in the future. Factors that could affect the trading price of the Common Stock include variations in quarterly results of operations, announcements of new products by the Company or its competitors, developments or disputes with respect to proprietary rights, general trends in the industry, overall market conditions and other factors. In addition, the stock market historically has experienced extreme price and volume fluctuations, which have particularly affected the market price of securities of many high technology companies and which at times have been unrelated or disproportionate to the operating performance of such companies. These market fluctuations may adversely affect the market price of the Common Stock.

  Effect of Anti-Takeover Provisions. Certain provisions of the Company's Certificate of Incorporation (the "Charter") and Bylaws (the "Bylaws") and certain provisions of Delaware law could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that investors might be willing to pay in the future for the Company's Common Stock. These provisions permit the issuance of "blank check" preferred stock by the Board of Directors without stockholder approval, require super-majority approval to amend certain provisions in the Charter and Bylaws, require that all stockholder actions be taken at duly called annual or special meetings and not by written consent, and impose various procedural and other requirements that could make it more difficult for stockholders to effect certain corporate action. Furthermore, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person first becomes an "interested stockholder," unless the business combination is approved in a prescribed manner. The application of Section 203 could also have the effect of delaying or preventing a change of control of the Company.

ITEM 2 -- PROPERTIES.

  The Company leases its principal facilities, totalling approximately 30,000 square feet, in El Segundo, California. The lease expires in March 2001. The Company also leases office space in Japan. The Company believes that suitable additional facilities or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3 -- LEGAL PROCEEDINGS.

  The Company is not a party to any material litigation or legal proceedings.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of the Company's stockholders during the fourth quarter of fiscal 1997.

EXECUTIVE OFFICERS

  The following table sets forth certain information concerning the Company's executive officers as of January 31, 1997:

          NAME           AGE POSITION
          ----           --- --------
Edward A. Gavaldon......  51 President, Chief Executive Officer and Chairman of the Board
Hoshi Printer...........  54 Vice President, Finance and Administration, Chief Financial
                             Officer and Secretary
Stephen R. Butterfield..  44 Vice President, Advanced Technology
Reginald Cardin.........  49 Vice President, Engineering
David R. Fournier.......  43 Vice President, Sales and Field Operations
Thomas B. Ruffolo.......  43 Vice President, Marketing

  Edward A. Gavaldon has served the Company as President, Chief Executive Officer and a director since January 1995 and as Chairman of the Board since July 1996. Prior to joining the Company, Mr. Gavaldon worked at Xerox Corporation for 23 years in various positions including: Manager, Strategy and Programs for Printing Products; Chief Engineer, High Speed Laser Printers; Vice President, Worldwide Marketing, Laser Printers; and most recently as Vice President/General Manager in the Desktop Laser Printer Business Unit. Mr. Gavaldon received an M.B.A. degree from the University of Southern California and a B.A. degree in economics from the University of California at Los Angeles.

  Hoshi Printer has served the Company as Vice President, Finance and Administration, Chief Financial Officer and Secretary since June 1996. Prior to joining the Company, Mr. Printer was Chief Financial Officer of Neuron Data, a software tools company, from July 1995 to May 1996; Soane Technologies, a polymer technology company, from July 1994 to June 1995; and Catalytica, an environmental technology company, from January 1990 to June 1994. Mr. Printer also worked at Xerox Corporation for over 17 years in various positions including 6 years as Vice President of Finance. Mr. Printer received an M.B.A. degree from Stanford University.

  Stephen R. Butterfield, a co-founder of the Company, has served as the Company's Vice President, Advanced Technology since April 1982 and as the Company's Secretary, from April 1982 until July 1996 and as a director until 1992. Prior to founding the Company, Mr. Butterfield held various technical and management positions at AM Jacquard, an office automation and minicomputer manufacturer, including Director of Engineering.

  Reginald Cardin has served the Company as Vice President, Engineering since February 1997 and served as Vice President and Chief Technology Officer from August 1995 to February 1997. Prior to joining the Company, Mr. Cardin worked at IBM for over 20 years in various positions including Manager, Presentation Integration and Programming Center Manager, Printing Systems. Mr. Cardin received a B.A. degree in biology and English from Tufts University.

  David R. Fournier has served the Company as Vice President, Sales and Field Operations since January 1994 and served as Director of Sales from November 1991 to January 1994. Prior to joining the Company, Mr. Fournier held various sales management positions at Hamilton/Avnet, a semiconductor and computer systems distribution company, and Wyle Lab, a semiconductor and computer systems distribution company.

  Thomas B. Ruffolo has served the Company as Vice President, Marketing since August 1994 and as Director of Marketing from August 1991 to August 1994. Prior to joining the Company, Mr. Ruffolo was Director of Marketing at NewGen Systems, a page printer manufacturer, which he co-founded in 1988. Mr. Ruffolo received a B.S. degree in computer science from Colorado State University and an M.B.A. degree from Pepperdine University.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

  The Company's Common Stock is traded on the Nasdaq National Market under the symbol "PRLS." The table below sets forth the high and low sales prices for the Company's Common Stock (as reported on the Nasdaq National Market) during the periods indicated.

                                                                   PRICE RANGE
                                                                       OF
                                                                  COMMON STOCK
                                                                  -------------
                                                                   HIGH   LOW
                                                                  ------ ------
     YEAR ENDING JANUARY 31, 1997:
         3rd Quarter (September 25-October 31, 1996)............. $13.00 $10.25
         4th Quarter............................................. $23.00 $10.50

  As of April 16, 1997, there were approximately 162 holders of record of the Company's Common Stock.

DIVIDEND POLICY

  The Company has not declared or paid any cash dividends on its Common Stock during any period for which financial information is provided in this Annual Report on Form 10-K. Under the terms of the Company's revolving line of credit, the Company currently is prohibited from paying dividends on its Common Stock. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future even after the prohibition on paying dividends under the revolving line of credit is no longer effective.

ITEM 6 -- SELECTED FINANCIAL DATA.

  The statement of operations data for the years ended January 31, 1997 and December 31, 1995 and 1994 and the balance sheet data at January 31, 1997 and 1996 and December 31, 1995, are derived from, and should be read in conjunction with, the audited financial statements and notes thereto included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 1993 and 1992 and the balance sheet data at December 31, 1994, 1993 and 1992 are derived from audited financial statements not included in this Form 10-K. The Company changed its fiscal year end to January 31 commencing February l, 1996. The data set forth below are qualified in their entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere in this Form 10-K.

                                  YEAR ENDED
                                   JANUARY      YEARS ENDED DECEMBER 31,
                                     31,     ---------------------------------
                                     1997(1)  1995    1994     1993     1992
                                  ---------- ------  -------  -------  -------
STATEMENT OF OPERATIONS DATA:
  Revenues:
    Product licensing............   $8,322   $4,774  $ 4,394  $ 1,586  $ 1,457
    Engineering services and
     maintenance.................    7,699    5,639    4,942    3,655    3,477
                                    ------   ------  -------  -------  -------
      Total revenues.............   16,021   10,413    9,336    5,241    4,934
                                    ------   ------  -------  -------  -------
  Cost of revenues:
    Product licensing............      144      143      218      341      122
    Engineering services and
     maintenance.................    6,123    5,111    5,457    5,095    3,229
                                    ------   ------  -------  -------  -------
      Total cost of revenues.....    6,267    5,254    5,675    5,436    3,351
                                    ------   ------  -------  -------  -------
        Gross margin.............    9,754    5,159    3,661     (195)   1,583
                                    ------   ------  -------  -------  -------
  Operating expenses:
    Research and development.....    2,701    2,088    1,767    1,766    2,388
    Sales and marketing..........    2,746    2,142    1,878    1,656    1,904
    General and administrative...    2,546    1,293    1,000    1,048    1,035
                                    ------   ------  -------  -------  -------
      Total operating expenses...    7,993    5,523    4,645    4,470    5,327
                                    ------   ------  -------  -------  -------
  Income (loss) from operations..    1,761     (364)    (984)  (4,665)  (3,744)
  Interest (income) expense, net.     (186)     176      118       96       49
                                    ------   ------  -------  -------  -------
    Income (loss) before income
     taxes.......................    1,947     (540)  (1,102)  (4,761)  (3,793)
  (Benefit) provision for income
   taxes.........................   (2,500)      99      124       63       58
                                    ------   ------  -------  -------  -------
  Net income (loss)..............   $4,447   $ (639) $(1,226) $(4,824) $(3,851)
                                    ======   ======  =======  =======  =======
  Net income (loss) per share
   (2)...........................   $ 0.57   $(0.17)
                                    ======   ======
  Shares used in per share
   calculation (2)...............    8,078    4,438
                                    ======   ======

                              JANUARY 31,             DECEMBER 31,
                            ---------------  ---------------------------------
                             1997    1996     1995     1994     1993     1992
                            ------- -------  -------  -------  -------  ------
BALANCE SHEET DATA:
  Cash and cash
   equivalents............. $24,162 $   722  $ 1,184  $   393  $   771  $  540
  Working capital
   (deficit)...............  25,056  (2,608)  (2,307)  (3,192)  (2,477) (1,734)
  Total assets.............  35,109   4,041    4,185    3,541    3,221   2,404
  Long-term obligations....     317   4,286    4,299    2,594    2,296   1,628
  Redeemable Preferred
   Stock...................      --   5,932    5,931    6,645    6,422   2,789
  Total stockholders'
   equity (deficit)........  28,064 (11,867) (11,596) (11,941) (10,528) (5,486)

--------
(1) The Company changed its fiscal year end to January 31, beginning February 1, 1996.
(2) See Note 1 of Notes to Financial Statements for a description of the computation of the net income (loss) per share and the number of shares used in the per share calculation.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

  The Company provides software-based embedded imaging systems to OEMs of digital document products. The Peerless family of products and engineering services provides advanced embedded imaging technologies that enable the Company's customers to develop digital printers, copiers and MFPs quickly and cost effectively. The Company's revenues are comprised of both recurring and one-time product licensing fees, as well as engineering services and maintenance fees related to the Company's embedded imaging software and supporting electronics technologies. The Company changed its fiscal year end from December 31 to January 31, commencing February 1, 1996, in order to better align the timing of the Company's financial reporting with the timing of receipt of royalty information by the Company from its OEMs. Accordingly, information for the year ended January 31, 1997 is compared with the information for the year ended December 31, 1995. No analysis is provided for the month ended January 31, 1996.

  The Company's product licensing revenues are comprised of both recurring licensing revenues and one-time development licensing fees for source codes. Recurring licensing revenues are derived from per unit fees paid quarterly by the Company's OEMs upon shipment or manufacture of products incorporating the Company's technology. Recurring licensing revenues are derived to a lesser extent from arrangements in which the Company enables its products to be used with third-party technology such as certain arrangements with Adobe. The Company's one-time development licensing fees for source code are paid by OEMs for access to the Company's software, which in turn generates recurring licensing revenues if the software is incorporated into OEM products that are subsequently developed and shipped.

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

  The Company recognizes its recurring product licensing revenues on a royalty basis generally when the Company's OEM customers ship products that incorporate the Company's technology. Generally, the Company recognizes its one-time development licensing revenues for source code upon shipment to and acceptance by the Company's OEMs. The Company recognizes engineering services revenues over the course of the development work on a percentage-of-completion basis. Maintenance revenues are recognized ratably over the term of the maintenance contract, which generally is 12 months. Licensing revenues are recognized in accordance with Statement of Position 91-1 "Software Revenue Recognition." The recurring product licensing revenues reported by the Company are dependent on the timing and accuracy of product sales reports received from the Company's OEM customers. These reports are provided only on a calendar quarter basis and, in any event, are subject to delay and potential revision by the OEM. Therefore, the Company is required to estimate all of the recurring product licensing revenues for the last month of each quarter and to further estimate all of its quarterly revenues from an OEM when the report from such OEM is not received in a timely manner. As a result, the Company may be unable to estimate such revenues accurately prior to public announcement of the Company's quarterly results. In such event, the Company subsequently may be required to restate its recognized revenues or adjust revenues for subsequent periods, which could have a material adverse effect on the Company's operating results.

  The Company frequently receives payments from its OEMs in advance of recognition of the associated revenues and, in many cases, the Company receives guaranteed minimum payments in advance of per unit licensing royalties. These amounts are recorded as deferred revenue. Deferred revenue consists of prepayments of product licensing revenues and payments received in advance for engineering services and maintenance to be performed.

  In October 1996, the Company entered into an agreement with a major developer and manufacturer of specialized processor chips relating to the licensing of Peerless technologies and engagement of Peerless technical personnel for engineering development services. Pursuant to the agreement, the Company is entitled to engineering service payments, development license fees and prepayment of royalty guarantees. The Company's operating results for fiscal 1997 were favorably impacted by revenues received pursuant to this agreement, and the Company anticipates that revenues from this agreement will increase significantly in fiscal 1998 compared to fiscal 1997. No assurance can be given as to the ability of the Company to perform in accordance with the terms of the agreement or as to the ability or willingness of the manufacturer to continue developing, marketing and selling proposed products covered by the agreement, which is subject to termination by the manufacturer upon notice. The failure to achieve certain milestones under this agreement, the failure to develop or sell products under this agreement or the termination of this agreement could have a material adverse effect on the Company's operating results.

  The Company's customers currently include, among others, Adobe and OEM customers Canon, IBM and Xerox. A significant portion of the Company's revenues in recent years has been concentrated with a limited number of customers, and the Company anticipates that its revenues in the future will be similarly concentrated. In the fiscal years ended January 31, 1997 and December 31, 1995, the Company's top four customers accounted for approximately 61% and 74% of total revenues, respectively. Revenues from sales to the Company's customers outside the United States accounted for 38%, 41% and 26% of the Company's revenues for the fiscal years ended January 31, 1997, December 31, 1995 and December 31, 1994, respectively. Therefore, the Company is substantially dependent on its international business activities. Although all of the Company's contracts are, and the Company expects that its future contracts will be, denominated in U.S. dollars, there can be no assurance that its contracts with international customers in the future will be denominated in U.S. dollars. In the event that one or more contracts are denominated in foreign currencies, the Company will be subject to additional risks associated with currency fluctuations, which could have a material adverse effect on the Company's operating results.

  The Company has a history of operating losses, including a cumulative net loss of $6.3 million for the five-year period ending January 31, 1997, which have contributed to an accumulated deficit of approximately $8.8 million at January 31, 1997. Although the Company has reported net income for the fiscal year ended January 31, 1997, there can be no assurance that the Company will continue to achieve taxable income in the future. Therefore, the Company believes that deferred tax assets, including net operating losses and tax credit carryforwards, may not be utilized in the near term and has recorded a valuation allowance for a portion of the net deferred income tax asset. The Company's operating results for fiscal 1997 were favorably affected by a non-recurring benefit for income taxes of $2.5 million in the fourth quarter of fiscal 1997.

  The Company's cost of revenues includes product licensing costs as well as engineering services and maintenance costs. Cost of engineering services and maintenance is comprised primarily of salaries and benefits for engineering personnel and materials, an allocation of corporate facilities overhead and an allocation of engineering management and administrative staff expenses. Maintenance costs constitute a very small portion of engineering services and maintenance costs. Research and development expenses are comprised primarily of employee salaries and benefits, an allocation of engineering management and administrative staff expenses and an allocation of the corporate facilities overhead. Sales and marketing expenses are comprised primarily of employee salaries and benefits, commissions and bonuses, advertising and promotional expenses, the cost of operating the Japan sales office and an allocation of the corporate facilities overhead. General and administrative expenses are comprised primarily of salaries and benefits, fees paid to the Company's external auditors, counsel and other corporate consultants, an allocation of the corporate facilities overhead and expenses required of a public company.

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's statements of operations to total revenues.

                                                      PERCENTAGE OF TOTAL
                                                            REVENUES
                                                    --------------------------
                                                    YEAR ENDED
                                                     JANUARY    YEARS ENDED
                                                       31,     DECEMBER 31,
                                                    ---------- ---------------
                                                       1997     1995     1994
                                                    ---------- ------   ------
Revenues:
 Product licensing.................................    51.9%     45.8%    47.1%
 Engineering services and maintenance..............    48.1      54.2     52.9
                                                      -----    ------   ------
  Total revenues...................................   100.0     100.0    100.0
                                                      -----    ------   ------
Cost of revenues:
 Product licensing.................................     0.9       1.4      2.3
 Engineering services and maintenance..............    38.2      49.1     58.5
                                                      -----    ------   ------
  Total cost of revenues...........................    39.1      50.5     60.8
                                                      -----    ------   ------
  Gross margin.....................................    60.9      49.5     39.2
                                                      -----    ------   ------
Operating expenses:
 Research and development..........................    16.9      20.0     18.9
 Sales and marketing...............................    17.1      20.5     20.1
 General and administrative........................    15.9      12.4     10.7
                                                      -----    ------   ------
  Total operating expenses.........................    49.9      52.9     49.7
                                                      -----    ------   ------
Income (loss) from operations......................    11.0      (3.4)   (10.5)
Interest (income) expense, net.....................    (1.2)      1.7      1.3
                                                      -----    ------   ------
 Income (loss) before income taxes.................    12.2      (5.1)   (11.8)
(Benefit) provision for income taxes...............   (15.6)      1.0      1.3
                                                      -----    ------   ------
Net income (loss)..................................    27.8%     (6.1)%  (13.1)%
                                                      =====    ======   ======

  YEARS ENDED JANUARY 31, 1997 AND DECEMBER 31, 1995

  Revenues for the year ended January 31, 1997 increased 54% to $16.0 million from $10.4 million for the year ended December 31, 1995. Product licensing revenues increased 73% to $8.3 million in the year ended January 31, 1997 from $4.8 million in the year ended December 31, 1995, due to increased shipments of products that incorporate the Company's technology. Engineering services and maintenance revenues increased 37% to $7.7 million from $5.6 million due to an increase in design wins.

  The Company's gross margin as a percentage of total revenues increased to 60.9% for the year ended January 31, 1997 from 49.5% for the year ended December 31, 1995, primarily due to a shift in the Company's revenue mix toward higher-margin product license fees.

  Research and development expenses increased 29% to $2.7 million for the year ended January 31, 1997 from $2.1 million for the year ended December 31, 1995, but decreased as a percentage of total revenues to 16.9% from 20.0%. Research and development expenses increased in absolute dollars primarily due to an increase in research and development personnel, principally associated with the Company's color development efforts. The Company anticipates that its research and development expenses may continue to increase in absolute dollars as the Company devotes increased efforts to its color products, MFP technology, PC-based driver software and new page description languages.

  Sales and marketing expenses for the year ended January 31, 1997 increased 29% to $2.7 million from $2.1 million for the year ended December 31, 1995, but decreased as a percentage of total revenues to 17.1% from 20.5%. The increase in absolute dollars was primarily due to hiring of additional sales and marketing personnel and added promotional activities. The Company anticipates that its sales and marketing expenses may continue to increase in absolute dollars as additional sales and marketing personnel are hired to allow the Company to address new market opportunities.

  General and administrative expenses for the year ended January 31, 1997 increased 92% to $2.5 million from $1.3 million for the year ended December 31, 1995, and increased as a percentage of total revenues to 15.9% from 12.4%. The increases primarily were due to the hiring of additional management and administrative personnel and the enhancement of information systems support. The Company anticipates that its general and administrative expenses may increase in absolute dollars to the extent its business grows and as a result of expenses related to being a public company.

  Due to a reduction in the valuation allowance during the current year, the Company's financial statements reflect a benefit for income taxes rather than a provision for income taxes. As of January 31, 1997, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $3.6 million and $1.0 million respectively. The Company also had approximately $1.5 million of tax credits available to offset future federal taxes otherwise payable and approximately $512,000 to offset future state taxes otherwise payable. When available net operating losses and tax credits are fully utilized, the Company will be subject to an estimated annual tax rate in the range of 35% to 40%.

  The Company anticipates the recognition of deferred compensation expense of $452,000 for the difference between the exercise price and the deemed fair value of the Company's Common Stock for options to purchase 525,000 shares of Common Stock granted during the year ended January 31, 1997. Of the total expense, the Company recognized $106,000 as a compensation expense during the year ended January 31, 1997. The remaining deferred compensation expense will be amortized over the ensuing two- to 84-month periods of the options.

  YEARS ENDED DECEMBER 31, 1995 AND 1994

  Revenues increased to $10.4 million in 1995 from $9.3 million in 1994, with product licensing revenues increasing to $4.8 million in 1995 from $4.4 million in 1994. The increase from 1994 to 1995 was primarily due to a number of one-time software licenses that were entered into during 1995. The Company's engineering services and maintenance revenues increased to $5.6 million in 1995 from $4.9 million in 1994, primarily due to additional custom design projects.

  The Company's gross margin as a percentage of total revenues increased to 49.5% in 1995 from 39.2% in 1994, primarily due to increases in the gross margin associated with engineering services and maintenance revenues in both 1994 and 1995. In addition, cost of revenues decreased as products on which the Company paid a per unit royalty were phased out, and as engineering services costs were leveraged over a larger number of design projects.

  Research and development expenses increased 17% to $2.1 million in 1995 from $1.8 million in 1994, primarily due to the initiation of color technology development efforts.

  Sales and marketing expenses increased 11% to $2.1 million in 1995 from $1.9 million in 1994, primarily due to the hiring of additional sales staff and added trade show and promotional activity as the Company's color technology development efforts were announced.

  General and administrative expenses increased 30% to $1.3 million in 1995 from $1.0 million in 1994, primarily due to hiring of additional management personnel.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's principal sources of liquidity include cash and cash equivalents of $24.2 million at January 31, 1997, consisting primarily of proceeds from the Company's initial public offering in September 1996. An additional $5.0 million was available under a revolving line of credit, collateralized by the Company's assets. The interest rate on this line of credit is the bank's prime rate (8.25% at January 31, 1997) plus 2%. At January 31, 1997, the Company had no obligations outstanding under the line of credit.

  In the fiscal year ended January 31, 1997, net cash provided by operating activities was $1.0 million, compared to net cash used by operating activities of $1.3 million and $571,000 for the fiscal years ended December 31, 1995 and December 31, 1994, respectively. Net cash provided by operating activities during the year ended January 31, 1997 consisted primarily of income from operations.

  In the fiscal years ended January 31, 1997, December 31, 1995 and December 31, 1994, the Company's investing activities consisted primarily of purchases of property and equipment. The Company's principal capital commitment as of January 31, 1997 was $293,000 on the lease on its premises in El Segundo.

  The Company currently believes that the net proceeds from the Company's initial public offering in September 1996, together with funds from current and anticipated operations, will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next 12 months. This forward-looking statement is subject to uncertainty and, in any event, there can be no assurance that the Company will not decide to raise additional capital prior to such time. New debt or equity financing may be required in the future to fund the Company's operations. There can be no assurance that such additional financing will be available when needed or, if available, will be on satisfactory terms. In order to raise capital, the Company may issue debt or equity securities senior to the outstanding Common Stock, which could result in substantial dilution to the Company's existing stockholders.

FUTURE DEVELOPMENTS

  In fiscal 1998, the Company will adopt Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing Financial Assets and Extinguishments of Liabilities". Management does not believe that adoption of this accounting standard will have a material impact on the financial statements of the Company.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  See Index to Financial Statements on page F-1.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                   PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS.

  The information required by this item, insofar as it relates to the Company's directors, will be contained under the captions "Election of Directors" and "Section 16 Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference. The information relating to the Company's executive officers is contained in Part I, Item 4 of this report.

ITEM 11 -- EXECUTIVE COMPENSATION.

  The information required by this item will be contained in the Proxy Statement under the caption "Executive Compensation" and is incorporated herein by reference.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by this item will be contained in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by this item will be contained in the Proxy Statement under the caption "Certain Transactions" and is incorporated herein by reference.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K.

  (A) DOCUMENTS FILED AS A PART OF THIS FORM 10-K:

    (1) Index to Financial Statements

              Report of Coopers & Lybrand L.L.P., Independent Accountants Balance Sheets
              Statements of Operations
              Statements of Stockholders' Equity (Deficit)
              Statements of Cash Flows
              Notes to Financial Statements

    (2) Financial Statement Schedules:

      The following financial statement schedule of Peerless Systems Corporation is filed as part of this Report and should be read in conjunction with the Financial Statements of Peerless Systems
    Corporation.

     SCHEDULE                                                               PAGE
     --------                                                               ----
       II     Valuation and Qualifying Accounts...........................  S-2

      Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

  (B) REPORTS ON FORM 8-K.

    No reports on Form 8-K were filed during the last quarter of the fiscal year ended January 31, 1997.

  (C) EXHIBITS. The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K.

                                    EXHIBIT

 EXHIBIT
 NUMBER
 -------
  3.1(1)     Certificate of Incorporation of the Company.
  3.2(1)     Bylaws of the Company.
  4.1        Reference is made to Exhibits 3.1 and 3.2.
  4.2(1)     Amended and Restated Investor Rights Agreement dated October 6,
             1995.
 10.1(1)     Form of Indemnity Agreement.
 10.2(1)(2)  1992 Stock Option Plan (the "Option Plan"), as amended.
 10.3(1)(2)  1996 Equity Incentive Plan.
 10.4(1)(2)  Form of Incentive Stock Option
 10.5(1)(2)  Form of Nonstatutory Stock Option.
 10.6(1)(2)  1996 Employee Stock Purchase Plan.
 10.7(1)     Third Party Development and License Agreement (the "Adobe Third
             Party License"), dated September 18, 1992 between the Registrant and Adobe Systems Incorporated ("Adobe")
 10.8(1)(3)  Reference Post Appendix #2 to the Adobe Third Party License, dated
             February 11, 1993
 10.9(1)     Amendment No. 1 to the Adobe Third Party License, dated November
             29, 1993
 10.10(1)(3) PCL Development and License Agreement (the "PCL License"), dated
             June 14, 1993, between the Registrant and Adobe
 10.11(1)(3) Amendment No. 1 to the PCL License, dated October 31, 1993
 10.12(1)(3) Letter Modification to the PCL License, dated August 5, 1994
 10.13(1)(3) Addendum No. 1 to the PCL License, dated March 31, 1995
 10.14(1)(3) Letter Modification to the PCL License, dated August 30, 1995
 10.15(1)    Lease Agreement between the Company and Continental Development
             Corporation, dated February 6, 1992, and Addendum, dated February
             6, 1992

 EXHIBIT
 NUMBER
 -------
  10.16(1)    First Amendment to Office Lease dated December 1, 1995 between the Company and Continental Development Corporation
  10.17(1)    Amended and Restated Investor Rights Agreement, dated October 6,
              1995
  10.18(1)(2) Employment Agreement with Lauren Shaw
  10.19(1)(2) Employment Agreement with Edward Gavaldon
  23.1        Consent of Coopers & Lybrand L.L.P.
  24.1        Power of Attorney. Reference is made to page 27.

--------
(1) Incorporated by reference from the indicated exhibit in the Company's Registration Statement on Form S-1 (File No. 333-09357), as amended.
(2) Management contract or compensatory plan or arrangement.
(3) Subject to Confidential Treatment Order.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of April, 1997.

                                          PEERLESS SYSTEMS CORPORATION

                                          By: /s/     Hoshi Printer
                                            -----------------------------------
                                                      Hoshi Printer
                                               Chief Financial Officer and
                                                        Secretary
                                            (duly authorized representative)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.


             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

     /s/ Edward A. Galvadon          President, Chief Executive      April 25, 1997
____________________________________ Officer and Chairman of the
         Edward A. Gavaldon          Board (Principal Executive
                                     Officer)

        /s/ Hoshi Printer            Chief Financial Officer and     April 25, 1997
____________________________________ Secretary (Principal
           Hoshi Printer             Financial and Accounting
                                     Officer)

      /s/ Robert G. Barrett          Director                        April 25, 1997
____________________________________
         Robert G. Barrett

        /s/ Paul D. Levy             Director                        April 25, 1997
____________________________________
            Paul D. Levy

       /s/ Robert L. North           Director                        April 25, 1997
____________________________________
          Robert L. North

                         INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Coopers & Lybrand L.L.P., Independent Accountants................ F-2
Balance Sheets............................................................. F-3
Statements of Operations................................................... F-4
Statements of Stockholders' Equity (Deficit)............................... F-5
Statements of Cash Flows................................................... F-6
Notes to Financial Statements.............................................. F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Peerless Systems Corporation

We have audited the accompanying balance sheets of Peerless Systems Corporation as of January 31, 1997 and 1996, and December 31, 1995 and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended January 31, 1997, the one month period ended January 31, 1996 and for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peerless Systems Corporation at January 31, 1997 and 1996, and December 31, 1995, and the results of its operations and its cash flows for the year ended January 31, 1997, the one month period ended January 31, 1996 and for the years ended December 31, 1995 and 1994, in conformity with generally accepted accounting principles.

Coopers & Lybrand L.L.P.

Newport Beach, California
April 17, 1997

                          PEERLESS SYSTEMS CORPORATION

                                 BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  JANUARY 31,
                                                -----------------  DECEMBER 31,
                                                 1997      1996        1995
                                                -------  --------  ------------
                    ASSETS
Current assets:
 Cash and cash equivalents....................  $24,162  $    722    $  1,184
 Short term investments.......................    2,000
 Trade accounts receivable, less allowance for
  doubtful accounts of $100, $0, and $0 at
  January 31, 1997 and 1996 and December 31,
  1995, respectively..........................    3,314     2,013       1,746
 Unbilled receivables.........................      363       245         211
 Prepaid expenses and other current assets....      253       102         103
 Deferred tax asset...........................    1,692
                                                -------  --------    --------
   Total current assets.......................   31,784     3,082       3,244
Property and equipment, net...................    1,665       532         509
Other assets..................................      453       427         432
Deferred tax asset............................    1,207
                                                -------  --------    --------
   Total assets...............................  $35,109  $  4,041    $  4,185
                                                =======  ========    ========
 LIABILITIES, REDEEMABLE PREFERRED STOCK AND
        STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable.............................  $   568  $    431    $    395
 Accrued wages................................      711       623         594
 Accrued compensated absences.................      345       310         352
 Other current liabilities....................      437       209          74
 Obligations under capital leases, current
  portion.....................................                154         154
 Deferred rent, current portion...............       76        76          76
 Deferred revenue, current portion............    4,591     3,887       3,906
                                                -------  --------    --------
   Total current liabilities..................    6,728     5,690       5,551
Convertible notes payable.....................              3,070       3,070
Obligations under capital leases..............                141         141
Deferred rent.................................      217       291         299
Deferred revenue..............................      100       784         789
                                                -------  --------    --------
   Total liabilities..........................    7,045     9,976       9,850
                                                -------  --------    --------
Commitments and contingencies (Note 6)
Series A convertible, redeemable preferred
 stock, 3,472 shares authorized, 1,111 shares
 issued and outstanding at January 31, 1996
 and December 31, 1995, (aggregate liquidation
 value of $1,667 at January 31, 1996 and
 December 31, 1995)...........................              2,482       2,482
                                                -------  --------    --------
Series B convertible, redeemable preferred
 stock, 6,400 shares authorized, 1,501 shares
 issued and outstanding at January 31, 1996
 and December 31, 1995, (aggregate liquidation
 value of $2,327, at January 31, 1996 and
 December 31, 1995)...........................              3,450       3,449
                                                -------  --------    --------
Stockholders' equity (deficit):
Preferred stock, $.001 par value, 5,000 shares
 authorized, no shares issued or outstanding
Common stock, $.001 par value, 30,000 shares
 authorized 10,484, 2,837 and 2,837 shares
 issued and outstanding at January 31, 1997
 and 1996 and December 31, 1995, respectively.       10         3           3
Additional paid-in capital....................   37,225     1,394       1,394
Deferred compensation.........................     (346)
Accumulated deficit...........................   (8,825)  (13,264)    (12,993)
                                                -------  --------    --------
 Total stockholders' equity (deficit).........   28,064   (11,867)    (11,596)
                                                -------  --------    --------
 Total liabilities and stockholders' equity
  (deficit)...................................  $35,109  $  4,041    $  4,185
                                                =======  ========    ========

    The following notes are an integral part of these financial statements.

                          PEERLESS SYSTEMS CORPORATION

                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               YEARS ENDED
                                     YEAR ENDED  MONTH ENDED  DECEMBER 31,
                                     JANUARY 31, JANUARY 31, ----------------
                                        1997        1996      1995     1994
                                     ----------- ----------- -------  -------
Revenues:
  Product licensing.................   $ 8,322      $ 329    $ 4,774  $ 4,394
  Engineering services and
   maintenance......................     7,699        396      5,639    4,942
                                       -------      -----    -------  -------
    Total revenues..................    16,021        725     10,413    9,336
                                       -------      -----    -------  -------
Cost of revenues:
  Product licensing.................       144          5        143      218
  Engineering services and
   maintenance......................     6,123        564      5,111    5,457
                                       -------      -----    -------  -------
    Total cost of revenues..........     6,267        569      5,254    5,675
                                       -------      -----    -------  -------
Gross margin........................     9,754        156      5,159    3,661
                                       -------      -----    -------  -------
Operating expenses:
  Research and development..........     2,701        127      2,088    1,767
  Sales and marketing...............     2,746        156      2,142    1,878
  General and administrative........     2,546        119      1,293    1,000
                                       -------      -----    -------  -------
    Total operating expenses........     7,993        402      5,523    4,645
                                       -------      -----    -------  -------
Income (loss) from operations.......     1,761       (246)      (364)    (984)
Interest expense (income), net......      (186)        17        176      118
                                       -------      -----    -------  -------
Income (loss) before income taxes...     1,947       (263)      (540)  (1,102)
Provision (benefit) for income
 taxes..............................    (2,500)         7         99      124
                                       -------      -----    -------  -------
    Net income (loss)...............   $ 4,447      $(270)   $  (639) $(1,226)
                                       =======      =====    =======  =======
Net income (loss) per share:
Primary.............................   $  0.57               $ (0.17) $ (0.33)
                                       =======               =======  =======
Fully diluted.......................   $  0.46               $ (0.17) $ (0.33)
                                       =======               =======  =======
Weighted average number of common
 and common
 equivalent shares outstanding:
Primary.............................     8,078                 4,438    4,373
                                       =======               =======  =======
Fully diluted.......................     9,893                 4,438    4,373
                                       =======               =======  =======

  The following notes are an integral part of the these financial statements.

                          PEERLESS SYSTEMS CORPORATION

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                            COMMON STOCK
                          ---------------- ADDITIONAL                               TOTAL
                          NUMBER OF         PAID-IN     DEFERRED   ACCUMULATED  STOCKHOLDERS'
                           SHARES   AMOUNT  CAPITAL   COMPENSATION   DEFICIT   EQUITY (DEFICIT)
                          --------- ------ ---------- ------------ ----------- ----------------
Balances, December 31,
 1993...................    2,600    $ 3    $   199                 $(10,730)      $(10,528)
 Issuance of common
  stock for cash........       35                36                                      36
 Net loss...............                                              (1,226)        (1,226)
 Increase in redemption
  value of Series A and
  Series B Preferred
  Stock.................                                                (223)          (223)
                           ------    ---    -------      -----      --------       --------
Balances, December 31,
 1994...................    2,635      3        235                  (12,179)       (11,941)
 Issuance of common
  stock for cash........      202               270                                     270
 Net loss...............                                                (639)          (639)
 Increase in redemption
  value of Series A and
  Series B Preferred
  Stock.................                                                (175)          (175)
 Decrease in redemption
  value of Series A
  Preferred Stock.......                        889                                     889
                           ------    ---    -------      -----      --------       --------
Balances, December 31,
 1995...................    2,837      3      1,394                  (12,993)       (11,596)
 Net loss...............                                                (270)          (270)
 Increase in redemption
  value of Series A and
  Series B Preferred
  Stock.................                                                  (1)            (1)
                           ------    ---    -------      -----      --------       --------
Balances, January 31,
 1996...................    2,837      3      1,394                  (13,264)       (11,867)
 Issuance of common
  stock for cash, less
  issuance costs of
  $1,302................    2,698      3     26,292                                  26,295
 Exercise of stock
  options...............      150               149                                     149
 Conversion of
  convertible notes
  payable to shares of
  common stock, less
  unamortized issuance
  costs of $68..........    1,169      1      3,001                                   3,002
 Conversion of Series A
  and Series B preferred
  stock to shares of
  common stock..........    2,647      3      5,937                                   5,940
 Conversion of warrants
  to shares of common
  stock.................      983
 Deferred compensation
  related to grant of
  stock options.........                        452      $(452)
 Amortization of
  deferred compensation.                                   106                          106
 Net income.............                                               4,447          4,447
 Increase in redemption
  value of Series A and
  Series B Preferred
  Stock.................                                                  (8)            (8)
                           ------    ---    -------      -----      --------       --------
Balances, January 31,
 1997...................   10,484    $10    $37,225      $(346)     $ (8,825)      $ 28,064
                           ======    ===    =======      =====      ========       ========

    The following notes are an integral part of these financial statements.

                          PEERLESS SYSTEMS CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED
                                        YEAR ENDED MONTH ENDED  DECEMBER 31,
                                         JANUARY   JANUARY 31, ----------------
                                         31, 1997     1996      1995     1994
                                        ---------- ----------- -------  -------
Cash flows from operating activities:
 Net income (loss)....................   $ 4,447     $ (270)   $  (639) $(1,226)
 Adjustments to reconcile net income
  (loss) to net cash provided (used)
  by operating activities:
   Depreciation and amortization......       426         15        203      156
   Amortization of deferred
    compensation......................       106
   Changes in operating assets and
    liabilities:
     Trade accounts receivable........    (1,301)      (267)       735     (917)
     Unbilled receivables.............      (118)       (34)      (200)      26
     Prepaid expenses and other
      current assets..................      (151)         1         63       46
     Deferred income tax benefit......    (2,899)                   --       --
     Other assets.....................        62          5       (241)      30
     Accounts payable.................       137         36       (117)     119
     Accrued wages....................        88         29         24       88
     Accrued compensated absences.....        35        (42)        37      121
     Other current liabilities........       228        135       (231)     192
     Deferred rent....................       (74)        (8)      (203)    (200)
     Deferred revenue.................        20        (24)      (767)     994
                                         -------     ------    -------  -------
      Net cash provided (used) by
       operating activities...........     1,006       (424)    (1,336)    (571)
                                         -------     ------    -------  -------
Cash flows from investing activities:
 Purchases of property and equipment..    (1,105)       (38)       (47)     (39)
 Purchase of short-term investments...   ( 2,000)
 Purchase of software license.........      (250)
                                         -------     ------    -------  -------
      Net cash used by investing
       activities.....................    (3,355)       (38)       (47)     (39)
                                         -------     ------    -------  -------
Cash flows from financing activities:
 Principal payments of long-term debt.                                      (74)
 Proceeds from issuance of common
  stock...............................    26,295                   270       36
 Exercise of stock options............       149
 Proceeds from issuance of convertible
  notes payable.......................                           3,070
 Net (payments) borrowings on line of
  credit..............................                          (1,095)     270
 Payments on obligations under capital
  leases..............................      (655)                  (71)
                                         -------     ------    -------  -------
      Net cash provided by financing
       activities.....................    25,789                 2,174      232
                                         -------     ------    -------  -------
      Net increase (decrease) in cash
       and cash equivalents...........    23,440       (462)       791     (378)
Cash and cash equivalents, beginning
 of period............................       722      1,184        393      771
                                         -------     ------    -------  -------
Cash and cash equivalents, end of
 period...............................   $24,162     $  722    $ 1,184  $   393
                                         =======     ======    =======  =======
Supplemental disclosure of cash flow
 information:
 Cash paid during the year for:
   Income taxes.......................   $   321     $   --    $   111  $   124
                                         =======     ======    =======  =======
   Interest...........................   $   250     $   --    $   175  $   119
                                         =======     ======    =======  =======
Supplemental schedule of noncash
 investing and financing activities:
 Increase in redemption value of
  Series A and Series B Preferred
  Stock...............................   $     8     $    1    $   175  $   223
                                         =======     ======    =======  =======
 Conversion of convertible notes
  payable to shares of common stock,
  less unamortized issuance costs of
  $68.................................   $ 3,002
                                         =======
 Conversion of Series A and Series B
  Preferred Stock to shares of common
  stock...............................   $ 5,940
                                         =======
 Security deposits applied to fixed
  asset purchases.....................   $    94
                                         =======
 Software and equipment acquired under
  capital lease obligations...........   $   360               $   366
                                         =======               =======
 Deferred compensation related to
  grant of stock options..............   $   452
                                         =======
 Decrease in redemption value of
  Series A Preferred Stock............                         $   889
                                                               =======

    The following notes are an integral part of these financial statements.

                         PEERLESS SYSTEMS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Organization:

  Peerless Systems Corporation ("Peerless" or the "Company") was incorporated in the State of California in April 1982. Peerless develops and licenses embedded imaging software and supporting electronic technologies and provides custom engineering services to Original Equipment Manufacturers ("OEMs"), located primarily in the United States and Japan. These OEMs sell monochrome printers, as well as multifunction products which combine printer, fax, copier and scanner capabilities. The Company changed its fiscal year end from December 31 to January 31, commencing February 1, 1996. Upon the closing of the Company's initial public offering in September 1996, the Company reincorporated in the state of Delaware and changed the par value of its common stock to $0.001 per share. The accompanying balance sheets and statements of shareholders' equity (deficit) have been retroactively reclassified to reflect this change in par value.

 Use of Estimates:

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Short-Term Investments:

  Short-term investments include debt securities that the Company has classified as available-for-sale. Available-for-sale securities are carried at fair value. Unrealized gains and losses, if material, are reported as a separate component of stockholders' equity (deficit). Realized gains and losses and declines in value judged to be other than temporary are included in interest expense, net.

  All available-for-sale securities mature in the year 2031. The Company intends to sell the securities in less than one year, therefore, these securities have been classified as short term. There were no gross unrealized gains or losses on available-for-sale securities for the year ended January 31, 1997.

 Property and Equipment:

  Property and equipment, including any assets under capital leases, are stated at cost, less accumulated depreciation and amortization. Depreciation on property and equipment is calculated using the straight-line method over estimated useful lives of 5-10 years, and over the lesser of the term of the lease or the estimated useful life of the leasehold improvements and assets under capital leases. Maintenance and repairs are expensed as incurred, while renewals and betterments are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation or amortization, and any resulting gain or loss is included in operations.

 Capitalization of Software Development Costs:

  The Company follows the working model approach to determine technological feasibility of its products. Costs that are incurred subsequent to establishing technological feasibility are immaterial and, therefore, the Company expenses all costs associated with the development of its products as such costs are incurred.

                         PEERLESS SYSTEMS CORPORATION

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

 Revenue Recognition:

  Development license revenue from the licensing of source code of the Company's standard products to customers is recognized upon shipment and customer acceptance. Recurring licensing revenue is recognized on a royalty basis generally when the Company's OEM customers ship their products incorporating Peerless' technology to their end-user customers.

  The Company also enters into engineering services contracts with OEMs to adapt the Company's software and supporting electronics to specific OEM requirements. Revenue on such contracts is recognized over the course of the development work on a percentage-of-completion basis. The Company provides for any anticipated losses on such contracts in the period in which such losses are first determinable.

  Deferred revenue consists of prepayments of recurring licensing royalties, and payments billed to customers in advance of revenue recognized on engineering services contracts. Unbilled receivables arise when the revenue recognized on a contract exceeds billing due to timing differences related to billing milestones as specified in the contract.

 Research and Development Costs:

  Research and development costs are expensed as incurred.

 Income Taxes:

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes." Under this method, deferred income taxes are recognized for the tax consequences in future years resulting from differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. Income tax provision (benefit) is the tax payable for the period and the change during the period in deferred income tax assets and liabilities.

 2-for-3 Reverse Stock Split:

  On July 25,1996 the Board of Directors approved a 2-for-3 reverse split of the then outstanding common stock, Series A and Series B Preferred Stock, stock options and warrants. All share and per share amounts have been adjusted to give retroactive effect to this reverse split for all periods presented.

 Net Income (Loss) Per Common Share:

  Net income (loss) per common share is based on reported net income (loss), with such reported net income (loss) adjusted for accretion of the Series A and B Preferred Stock and interest on convertible notes payable. The resulting amount is presented in the table below as income (loss) applicable to common stock.

  Net income (loss) per share is computed based upon the weighted average number of common shares outstanding adjusted for certain shares issuable under other equity securities computed in accordance with Securities and Exchange Commission Staff Accounting Bulletin ("SAB") Topic 4-D. The SAB requires that common stock issued by the Company, at prices less than the per share initial public offering price ($11.00), in the twelve months immediately preceding a proposed public offering plus the number of common equivalent shares that become issuable during the same period pursuant to the issuance of warrants or grant of stock options

                         PEERLESS SYSTEMS CORPORATION

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(using the treasury stock method), convertible notes payable or other potentially dilutive instruments with per share exercise prices below the per share initial public offering price be included in the calculation of common stock and common stock equivalent shares as if they were outstanding for all periods presented.

                                    YEAR ENDED    YEAR ENDED DECEMBER 31,
                                   JANUARY 31,  -------------------------------
                                       1997         1995             1994
                                   ------------ --------------  ---------------
                                           PER           PER              PER
                                   AMOUNT SHARE AMOUNT  SHARE   AMOUNT   SHARE
                                   ------ ----- ------  ------  -------  ------
Reported net income (loss).......  $4,447       $ (639)         $(1,226)
Adjustment for accretion of
 Series A and B Preferred Stock
 and interest on convertible
 notes...........................     135         (130)            (223)
                                   ------       ------          -------
Net income (loss) applicable to
 common stock and net income
 (loss) per common share and
 common equivalent share.........  $4,582       $ (769)         $(1,449)
                                   ======       ======          =======
Weighted average number of:
 Common shares...................   3,728        2,664            2,599
 Common equivalent shares........   4,350        1,774            1,774
                                   ------       ------          -------
Weighted average common shares
 and common equivalent shares
 outstanding--Primary............   8,078 $0.57  4,438  $(0.17)   4,373  $(0.33)
                                   ------ ----- ------  ------  -------  ------
 Other dilutive securities.......   1,815
                                   ------
Fully diluted weighted average
 commonshares and common
 equivalent shares...............   9,893 $0.46  4,438  $(0.17)   4,373  $(0.33)
                                   ====== ===== ======  ======  =======  ======

 Common Stock Options:

  During 1997, the Company implemented the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." This statement sets forth alternative standards of recognition of the cost of stock-based compensation and requires that a Company's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. As allowed in this statement, the Company continues to apply Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations in recording compensation related to its plans. The supplemental disclosure requirements and further information related to the Company's stock option plans are presented in Note 9 to the Company's financial statements.

 Statements of Cash Flows:

  For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                         PEERLESS SYSTEMS CORPORATION

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. PROPERTY AND EQUIPMENT:

  Property and equipment consisted of the following:

                                                        JANUARY 31, DECEMBER 31,
                                                           1997         1995
                                                        ----------- ------------
   Computers and other equipment.......................   $ 2,682      $ 798
   Furniture...........................................       130        118
   Leasehold improvements..............................        88         23
   Software under capital lease obligations............        --        115
   Equipment under capital lease obligations...........        --        251
                                                          -------      -----
                                                            2,900      1,305
   Less, accumulated depreciation and amortization.....    (1,235)      (796)
                                                          -------      -----
                                                          $ 1,665      $ 509
                                                          =======      =====

3. Line of Credit:

  The Company has a revolving line of credit with a bank, collateralized by the Company's assets, other than those subject to lease financing agreements. The maximum amount available under the line of credit is the lesser of $1,500 or a percentage of the Company's outstanding accounts receivable and current royalty receivables, which amount was $1,173 at January 31, 1997. The interest rate on this line of credit is the bank's prime interest rate plus 2% (an effective rate of 10.25% at January 31, 1997). Under the terms of this agreement, which expires in May 1997, the Company is required to maintain compliance with certain financial ratios, the most restrictive of which is a current ratio (as defined in the agreement) of 1:1, and to recognize net income each fiscal quarter beginning July 31, 1996. As of January 31, 1997, the Company had no outstanding obligations related to the line of credit.

4. OBLIGATIONS UNDER CAPITAL LEASES:

  Obligations under capital leases consisted of the following:

                                                       JANUARY 31, DECEMBER 31,
                                                          1997         1995
                                                       ----------- ------------
   Obligations under capital leases with terms of
    eighteen months, bearing an effective interest
    rate of 26.97%, paid in October, 1996.............     $--        $  83
   Obligations under capital leases with terms of
    three years, bearing effective interest rates
    ranging from 14.70% to 17.87%, paid in October,
    1996..............................................      --          212
                                                           ---        -----
                                                            --          295
   Less, current portion..............................      --         (154)
                                                           ---        -----
                                                           $--        $ 141
                                                           ===        =====

5. CONVERTIBLE NOTES PAYABLE:

  In October 1995, the Company issued 7.00% Senior Convertible Subordinated Debentures ("Debentures"), to holders of the Company's Preferred Stock, with an aggregate principal amount of $3,070 and a maturity date of June 1, 2001. The Debentures had a stated interest rate of 7% per annum with interest due June 1 and December 1 of each year. The Debentures were convertible, at the option of the holder, to shares of common

                         PEERLESS SYSTEMS CORPORATION

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

stock at a specified conversion price of $2.63 per common share, subject to dilution adjustments. The Debentures were subordinate to all bank indebtedness. In September 1996, upon the closing of the Company's initial public offering, the Debentures automatically converted to 1,169 shares of the Company's common stock.

6. COMMITMENTS AND CONTINGENCIES:

 Operating Leases:

  The Company leases its offices and certain operating equipment under operating leases that expire through 2001.

  Future minimum rental payments under long-term operating leases are as follows:

                        FOR THE YEARS
                      ENDING JANUARY 31,
                      ------------------
              1998................................ $  620
              1999................................    620
              2000................................    620
              2001................................    155
              Thereafter..........................     --
                                                   ------
                Total............................. $2,015
                                                   ======

  Total rental expense was $906, $1,059, and $916 for the years ended January 31, 1997, December 31, 1995 and 1994, respectively.

 Concentration of Credit Risk:

  At January 31, 1997 and December 31, 1995, the Company had cash on deposit at a bank that was in excess of federally-insured limits. The aggregate excess amount was $23,981 and $1,164, respectively.

  The Company's credit risk in accounts receivable, which are generally not collateralized, is concentrated with customers which are OEMs of laser printers and printer peripheral technologies. The accounting loss, should a customer be unable to meet its obligation to the Company, would be equal to the recorded accounts receivable. At January 31, 1997 and December 31, 1995, four customers represented 66% and two customer represented 50% of total accounts receivable, respectively. For the years ended January 31, 1997 and December 31, 1995 and 1994, three customers represented 53%, four customers represented 74% and three customers represented 51% of total revenues, respectively.

                          PEERLESS SYSTEMS CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7. INCOME TAXES:

  The income tax provision (benefit) consists of:

                                                                    YEARS ENDED
                                                       YEAR ENDED  DECEMBER 31,
                                                       JANUARY 31, -------------
                                                          1997      1995   1994
                                                       ----------- ------ ------
   Current:
     Federal..........................................  $     64   $  --  $   --
     State............................................        15      --      --
     Foreign..........................................       320      99     124
                                                        --------   -----  ------
                                                             399      99     124
                                                        --------   -----  ------
   Deferred:
     Federal..........................................    (2,151)     --      --
     State............................................      (748)     --      --
     Foreign..........................................                --      --
                                                        --------   -----  ------
                                                         (2,899)      --      --
                                                        --------   -----  ------
                                                        $(2,500)   $  99  $  124
                                                        ========   =====  ======

  The foreign tax provision is comprised of foreign withholding taxes on license fees and royalty payments.

  Temporary differences that give rise to the deferred tax provision (benefit) consist of:

                                                                  YEARS ENDED
                                                     YEAR ENDED  DECEMBER 31,
                                                     JANUARY 31, --------------
                                                        1997     1995    1994
                                                     ----------- ------ -------
   Property and equipment...........................   $    19   $ (19) $   (11)
   Accrued liabilities..............................        13     (42)     (40)
   Allowance for doubtful accounts..................       (43)     --       --
   Deferred revenue.................................       149     332     (431)
   Deferred expenses................................        32     (43)     (87)
   State taxes......................................       249      --       --
   Tax credit carryforwards.........................      (497)   (253)  (1,401)
   Net operating loss carryforwards.................       908    (317)      92
   Other............................................       (20)      3       36
                                                       -------   -----  -------
                                                           810    (339)  (1,842)
   Valuation allowance..............................    (3,709)    339    1,842
                                                       -------   -----  -------
     Net deferred income tax provision (benefit)....   $(2,899)  $  --  $    --
                                                       =======   =====  =======

                         PEERLESS SYSTEMS CORPORATION

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  Temporary differences which give rise to deferred income tax assets and liabilities are as follows:

                                                              JANUARY
                                                                31,    DECEMBER
                                                               1997    31, 1995
                                                              -------  --------
   Deferred tax assets:
     Accrued liabilities..................................... $   147  $   150
     Allowance for doubtful accounts.........................      43       --
     Deferred revenue........................................   1,874    2,033
     Deferred expenses.......................................     127      163
     Tax credit carryforwards................................   2,097    1,654
     Net operating loss carryforwards........................   1,316    2,074
     Other...................................................      20       --
                                                              -------  -------
       Total deferred tax assets.............................   5,624    6,074
   Deferred tax liability:
     Property and equipment..................................     (46)     (30)
     State taxes.............................................    (249)      --
                                                              -------  -------
       Total deferred tax liabilities........................    (295)     (30)
                                                              -------  -------
     Subtotal................................................   5,329    6,044
   Valuation allowance.......................................  (2,430)  (6,044)
                                                              -------  -------
       Net deferred income taxes asset....................... $ 2,899  $    --
                                                              =======  =======

  The Company periodically evaluates the sufficiency of its deferred tax asset valuation allowance, which is adjusted as deemed appropriate based on operating results. The valuation allowance was reduced during the year ended January 31, 1997 based on the reassessment of the recoverability of the deferred tax asset.

  The provision (benefit) for income taxes differs from the amount that would result from applying the federal statutory rate as follows:

                                                               YEARS ENDED
                                                  YEAR ENDED  DECEMBER 31,
                                                  JANUARY 31, ---------------
                                                     1997      1995     1994
                                                  ----------- ------   ------
   Statutory regular federal income tax rate.....      34.0%   (34.0)%  (34.0)%
   Foreign provision.............................      16.4     18.3     11.2
   Nondeductible expenses........................       1.2      3.2      1.1
   Foreign tax and research and experimentation
    credits......................................     (13.3)   (23.4)   (74.4)
   Change in valuation allowance.................    (168.2)    55.7    108.4
   Other.........................................       1.5     (1.5)    (1.1)
                                                    -------   ------   ------
                                                    (128.4)%    18.3%    11.2%
                                                    =======   ======   ======

  As of January 31, 1997, the Company had net operating loss carryforwards for federal and state purposes of approximately $3,594 and $1,016, respectively. The net operating loss carryforwards begin expiring in 2005 and 1998, respectively. The Company has research and experimentation credit carryforwards for federal and state purposes of approximately $858 and $512, respectively. The research and experimentation credits begin to expire in 2000 for federal purposes. The Company also has foreign tax credits of approximately $669 for federal purposes, which begin to expire in 1998.

                         PEERLESS SYSTEMS CORPORATION

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8. CONVERTIBLE, REDEEMABLE PREFERRED STOCK:

  Prior to September 1996, the Company had authorized 15,000 shares of Preferred Stock, of which 1,736 were designated as Series A Preferred Stock, 1,736 were designated as Series A1 Preferred Stock, 3,200 were designated as Series B Preferred Stock, 3,200 were designated as Series B1 Preferred Stock, and 5,128 were undesignated.

  During 1991, the Company issued 1,111 shares of Series A Preferred Stock at a price of $2.25 per share in exchange for $2,500 of cash, less $51 of offering expenses.

  Shares of Series A Preferred Stock were convertible into the Company's common stock at a rate of $2.22 per share of common stock, subject to anti-dilution adjustments. Conversion into the Company's common stock could occur at any time at the holder's option, but would automatically occur upon the effective date of a registration statement relating to a public offering of at least $10,000 of the Company's common stock under the Securities Act of 1933.

  Holders of Series A Preferred Stock were entitled to a noncumulative annual dividend of $0.18 per share, payable only when and as declared by the Board of Directors out of legally available funds.

  Until October 1995, the Company was required to redeem all shares of Series A Preferred Stock in three equal installments on June 1, 1997, 1998 and 1999 upon the request of a majority of the holders of the outstanding Series A Preferred Stock received prior to May 1, 1997. The redemption amount was based on $2.25 per share of Common Stock plus a redemption premium equal to $0.045 per share times the number of calendar quarters that elapsed between March 31, 1991 and the date of redemption. As a result of this provision for a redemption premium, the Company recorded the incremental increases in Series A Preferred Stock and charged the like amount to Accumulated Deficit.

  As a result of an amendment of the Company's Articles of Incorporation in 1995, the Series A Preferred Stock redemption dates were changed to June 1, 1999, 2000 and 2001, redeemable upon the request of a majority of the holders of the outstanding Series A Preferred Stock received prior to April 1, 1999 and consent of the holders of a majority of the then outstanding principal amount of the Debentures (Note 5). All redemption premiums relating to Series A Preferred Stock were retroactively eliminated. As a result of this amendment, $889 of accumulated incremental increases to Series A Preferred Stock relating to redemption premiums, including $150 and $200 recognized in 1995 and 1994, respectively, was added to Additional Paid-In Capital and charged to Series A Preferred Stock in 1995. The Company continued to accrete for the difference between the carrying values and the redemption values of its Series A and B Preferred Stock until September 1996.

  During 1993, the Company issued 1,501 shares of Series B Preferred Stock at a per share price of $2.33 in exchange for $1,435 of convertible notes payable, including $27 of accrued interest, and $2,055 of cash, less $85 of offering expenses.

  The Company's Series B Preferred Stock had substantially the same rights, privileges and restrictions as those of Series A Preferred Stock. Shares of Series B Preferred Stock were convertible into the Company's common stock at a rate of $2.30 per share of common stock, subject to anti-dilution adjustments, and would also automatically convert into common stock upon the effective date of a registration statement relating to a public offering of at least $10,000 of the Company's common stock under the Securities Act of 1933.

  In the event of a liquidation, holders of Series A Preferred Stock, and Series B Preferred Stock were entitled to receive a distribution equal to $2.25 per share and $2.33 per share, respectively, plus all declared but unpaid

                         PEERLESS SYSTEMS CORPORATION

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

dividends. Holders of common stock would then participate in the distribution to the extent of $1,250 on a pro rata basis. Thereafter, proceeds would be allocated among the holders of common stock and Series A and Series B Preferred Stock, with the Preferred Stock being treated on an as-converted basis.

  Holders of Series A Preferred Stock and Series B Preferred Stock voted as separate classes from common stock with respect to elections of the Board of Directors, and participated in other voting rights of the Company with Preferred Stock being treated on an as-converted basis. Preferred Stock was transferable in certain circumstances, subject to a right of first refusal by the other holders of Preferred Stock.

  In September 1996, upon the closing of the Company's initial public offering, all outstanding shares of Series A Preferred Stock and Series B Preferred Stock converted to 1,126 and 1,521 shares of the Company's common stock, respectively.

9. COMMON STOCK, WARRANTS AND STOCK OPTIONS:

 Common Stock:

  In 1994, the Company adopted an Employee Stock Purchase Plan, under which employees were offered the opportunity to purchase shares of common stock at a price of $1.43 per share. Pursuant to this plan which terminated in December 1995, 159 shares of common stock were issued. In addition, not related to this plan, during 1995 and 1994, the Company issued 27 and 33 shares, respectively, of common stock at a price of $1.43 per share to certain employees.

 Warrants:

  Prior to September 1996, the Company issued warrants to purchase common and preferred stock in connection with various financing transactions, as follows:

                                                        PER
                                 NUMBER                SHARE
                                   OF                 EXERCISE                EXPIRATION
        STOCK CLASS              SHARES                PRICE                    DATE(1)
        -----------              ------               --------               -------------
   Common(2)                       67                  $4.50                 December 1996
   Common(3)                      517                  $1.13                 July 1997
   Common(4)                       27                  $1.13                 December 1997
   Common(4)                       13                  $2.55                 December 1997
   Common(5)                      365                  $1.13                 December 1998
   Common(6)                       31                  $1.13                 February 2003
   Common(7)                        5                  $2.97                 December 1998
   Series A Preferred(8)           32                  $2.25                 July 2001
   Series B Preferred(6)           75                  $2.33                 February 2003

--------
(1) All warrants expired on the earlier of the above dates or the closing date of an initial public offering of the Company's common stock.
(2) During 1991, the Company issued warrants to purchase these shares in connection with the Series A Preferred Stock transaction.
(3) During 1993, the Company issued warrants to purchase 125 shares in connection with a convertible note payable transaction. The Company had previously issued warrants to purchase 125 shares in connection with the same transaction and warrants to purchase 267 shares in connection with a loan guarantee transaction.

                         PEERLESS SYSTEMS CORPORATION

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(4) During 1993 and 1994, the Company issued warrants to purchase 27 and 13 shares, respectively, in connection with bank line of credit transactions.
(5) During 1993, the Company issued warrants to purchase these shares in connection with the Series B Preferred Stock transaction.
(6) During 1993, the Company issued warrants to purchase these shares in connection with an equipment lease transaction.
(7) During 1995, the Company issued warrants to purchase these shares in connection with an equipment lease transaction.
(8) During 1991, the Company issued warrants to purchase these shares in connection with an equipment lease transaction.

  Through August 1996, no warrants had been exercised, and there was no imputed value associated with any of the outstanding warrants due to deemed immateriality as such warrants were issued at exercise prices not less than the deemed fair market value of the applicable class of stock at the date of grant.

  In September 1996, upon the closing of the Company's initial public offering, all outstanding warrants were converted to 983 shares of the Company's common stock on a cashless basis.

 Stock Option Plans:

  During 1992, the Board of Directors authorized a nonstatutory stock option program for the purpose of granting options to purchase a total of 222 shares of the Company's common stock to employees. The Board of Directors reduced the number of shares authorized to 133 during 1994. Options vest annually, pro rata over a five-year period, retroactive to the date of hire for each recipient.

  The following represents option activity under the nonstatutory option plan:

                                                        YEARS ENDED DECEMBER 31,
                          YEAR ENDED JANUARY 31, 1997           19951994
                          ----------------------------- -------------------------
                                       WEIGHTED         WEIGHTED         WEIGHTED
                                       AVERAGE  NUMBER  AVERAGE  NUMBER  AVERAGE
                           NUMBER OF   EXERCISE   OF    EXERCISE   OF    EXERCISE
                            OPTIONS     PRICE   OPTIONS  PRICE   OPTIONS  PRICE
                          -----------  -------- ------- -------- ------- --------
Options outstanding at
 beginning of period....           65   $0.52      88    $0.43      94    $0.44
Options exercised.......          (42)  $0.53     (13)   $0.20
Options forfeited.......           (1)  $0.53     (10)   $0.42      (6)   $0.53
                          -----------             ---              ---
Options outstanding at
 end of period..........           22   $0.50      65    $0.52      88    $0.43
                          ===========             ===              ===
Options exercisable at
 year-end...............           22   $0.50      46    $0.52      49    $0.43
                          ===========             ===              ===
Options available for
 future grant...........            0               0                0
                          ===========             ===              ===
Weighted average
 remaining contractual
 life in years..........            4
                          ===========
Range of exercise prices
 for options outstanding
 at year end............  $0.20-$0.53
                          ===========

                         PEERLESS SYSTEMS CORPORATION

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  During 1992, the Board of Directors authorized the 1992 Stock Option Plan for the purpose of granting options to purchase the Company's common stock to employees, directors and consultants. The Board of Directors determines the form, term, option price and conditions under which each option becomes exercisable. Options to purchase a total of 1,055 shares of common stock have been authorized by the Board under this plan.

  The following represents option activity under the 1992 Stock Option Plan:

                                  YEAR ENDED                  YEARS ENDED
                               JANUARY 31, 1997               DECEMBER 31,
                          ----------------------------  -------------------------
                                       WEIGHTED         WEIGHTED         WEIGHTED
                                       AVERAGE          AVERAGE          AVERAGE
                                       EXERCISE         EXERCISE         EXERCISE
                            SHARES      PRICE   SHARES   PRICE   SHARES   PRICE
                          -----------  -------- ------  -------- ------  --------
Outstanding at beginning
 of period...............         774   $1.26     309    $0.92     188    $0.53
Options granted..........         188   $1.65     503    $1.43     137    $1.43
Options exercised........        (100)  $1.19      (3)   $0.66      (2)   $0.53
Options forfeited........         (52)  $1.22     (35)   $0.73     (14)   $0.56
                          -----------           -----            -----
Options outstanding at
 end of period...........         810   $1.36     774    $1.26     309    $0.92
                          ===========           =====            =====
Options exercisable at
 year-end................         301   $1.16     162    $0.88      79    $0.95
                          ===========           =====            =====
Options available for
 future grant............           0             277              411
                          ===========           =====            =====
Weighted average fair
 value of options
 granted during the year.       $1.31           $0.99            $0.92
                          ===========           =====            =====
Weighted average
 remaining contractual
 life in years...........           8
                          ===========
Range of exercise prices
 for options
 outstanding at year-end. $0.53-$1.65
                          ===========

  In May 1996, the Board adopted the Company's 1996 Stock Option Plan (the "1996 Plan"). The Company's 1996 Equity Incentive Plan (the "Incentive Plan") was adopted by the Board of Directors in July 1996 as an amendment and restatement of the Company's 1996 Plan. The Board has authorized and reserved an aggregate of 1,267 shares of Common Stock for issuance under the Incentive Plan.

  The Incentive Plan provides for the grant of incentive stock options to employees and nonstatutory stock options, restricted stock purchase awards and stock bonuses to employees, directors and consultants. The terms of stock options granted under the Incentive Plan generally may not exceed 10 years. The exercise price of options granted under the Incentive Plan is determined by the Board of Directors, provided that the exercise price for an incentive stock option cannot be less than 100% of the fair market value of the Common Stock on the date of the option grant and the exercise price for a nonstatutory stock option cannot be less than 85% of the fair market value of the Common Stock on the date of the option grant. Options granted under the Incentive Plan vest at the rate specified in each optionee's option agreement.

                         PEERLESS SYSTEMS CORPORATION

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  The following represents option activity under the Incentive Plan:

                                                                  YEAR ENDED
                                                                  JANUARY 31,
                                                                     1997
                                                                ----------------
                                                                        WEIGHTED
                                                                        AVERAGE
                                                                        EXERCISE
                                                                SHARES   PRICE
                                                                ------  --------
Options outstanding at beginning of period.....................     0    $ 0.00
Options granted with exercise prices below market price on
 thedate of grant..............................................   525    $ 3.49
Options granted with exercise prices equal to market price on
 thedate of grant..............................................   141    $10.74
Options exercised..............................................    (8)   $ 3.30
Options forfeited..............................................   (20)   $ 3.48
                                                                -----
Options outstanding at end of period...........................   638    $ 5.09
                                                                =====
Options outstanding at end of period with exercise prices
 rangingfrom $3.30 to $4.95....................................   479    $ 3.30
                                                                =====
Options outstanding at end of period with exercise prices
 ranging from $8.25 to $13.50..................................   159    $10.44
                                                                =====
Options exercisable at year-end with exercise prices ranging
 from $3.30 to $4.95...........................................    16    $ 3.30
                                                                =====
Options exercisable at year-end with exercise prices ranging
 from $8.25 to $13.50..........................................     0
                                                                =====
Options available for future grant.............................   601
                                                                =====
Weighted average fair value of options granted during the year with exercise prices beloe market price on the date of grant.. $3.58
                                                                =====
Weighted average fair value of options granted during the year with exercise prices equal to market price on the date of
 grant......................................................... $7.44
                                                                =====
Weighted average remaining contractual life in years for
 options with exercise prices ranging from $3.30 to $4.95......     9
                                                                =====
Weighted average remaining contractual life in years for
 options with exercise prices ranging from $8.25 to $13.50.....    10
                                                                =====

  The Company recognized deferred compensation expense of $452 for the difference between the exercise price and the deemed fair value of the Company's common stock at the date of grant for options issued under the Incentive Plan. Of the total deferred expense, the Company recognized $106 as a compensation expense during the twelve months ended January 31, 1997. The remaining deferred compensation expense will be amortized over the vesting periods of the options, which range from 2 to 84 months.

  The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations to account for the plans. Under SFAS No. 123, compensation cost would be recognized for the fair value of the employee's option rights. Had compensation cost for the Company's grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro-forma amounts indicated below (in thousands, except per share data). In determining the fair value, the Company used the Black-Scholes model, assumed no dividend per year, expected lives ranging from 2 to 10 years, an expected volatility of 65.2% and a risk free interest rate of 7.0% for all years.

                         PEERLESS SYSTEMS CORPORATION

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        YEAR
                                                        ENDED
                                                       JANUARY  YEARS ENDED
                                                         31,    DECEMBER 31
                                                       ------- ---------------
                                                        1997    1995    1994
                                                       ------- ------  -------
Net income (loss) as reported......................... $4,447  $ (639) $(1,226)
                                                       ======  ======  =======
Proforma.............................................. $3,710  $ (776) $(1,279)
                                                       ======  ======  =======
Net income (loss) per share as reported:
  Primary............................................. $ 0.57  $(0.17) $ (0.33)
                                                       ======  ======  =======
  Fully diluted....................................... $ 0.46  $(0.17) $ (0.33)
                                                       ======  ======  =======
Proforma:
  Primary............................................. $ 0.48  $(0.20) $ (0.34)
                                                       ======  ======  =======
  Fully diluted....................................... $ 0.39  $(0.20) $ (0.34)
                                                       ======  ======  =======

  Employee Stock Purchase Plan. In July 1996, the Company's Board of Directors approved the Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 300 shares of the Company's Common Stock. Under the Purchase Plan, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following the adoption of the Purchase Plan. The offering period for any offering will be no more than 27 months.

  Employees are eligible to participate if they are employed by the Company or an affiliate of the Company designated by the Board of Directors and meet eligibility standards established by the Board of Directors. Employees who participate in an offering can have up to 15% of their earnings withheld pursuant to the Purchase Plan and applied, on specified dates determined by the Board of Directors, to the purchase of shares of Common Stock. The price of Common Stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the Common Stock on the commencement date of each offering period or the relevant purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company and its affiliates. The Purchase Plan will terminate at the Board of Directors' discretion. The Company recorded $73 in compensation expense related to this plan for the year ended January 31, 1997.

10. EMPLOYEE BENEFIT PLAN:

  The Company maintains an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code (the "Code") for all of its full-time employees. The plan allows employees to make specified percentage pretax contributions up to the maximum dollar limitation prescribed by the Code. The Company has the option to contribute to the plan; however, there have been no contributions to date.

11. RELATED PARTIES:

  During the years ended January 31, 1997 and December 31, 1995 and 1994, the Company recognized revenues of $2,244, $707 and $623, respectively, from transactions with a shareholder. At January 31, 1997 and December 31, 1995, the Company had $894 and $1,689, respectively, of deferred revenue relating to license fees prepaid by this related party. Included in accounts receivable at January 31, 1997 is $288 due from this related party.

                         PEERLESS SYSTEMS CORPORATION

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12. INTERNATIONAL OPERATIONS:

  The Company's revenues, which are transacted in U.S. dollars, are derived from the following geographic regions:

                                                                   YEARS ENDED
                                                      YEAR ENDED   DECEMBER 31,
                                                      JANUARY 31, --------------
                                                         1997      1995    1994
                                                      ----------- ------- ------
United States........................................   $ 9,890   $ 6,139 $6,940
Japan................................................     5,978     4,221  2,253
Other................................................       153        53    143
                                                        -------   ------- ------
                                                        $16,021   $10,413 $9,336
                                                        =======   ======= ======

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Peerless Systems Corporation

Our report on the financial statements of Peerless Systems Corporation is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 25 of this Form 10-K.

In our opinion, the financial statements referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

Coopers & Lybrand L.L.P.

Newport Beach, California
April 17, 1997

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                 ADDITIONS
                                                  CHARGED
                                      BALANCE AT TO COSTS              BALANCE
                                      BEGINNING     AND    DEDUCTIONS AT END OF
             DESCRIPTION              OF PERIOD  EXPENSES     (A)      PERIOD
             -----------              ---------- --------- ---------- ---------
Year Ended December 31, 1994
Reserves deducted from assets to
 which they apply:
  Allowance for uncollectible
   accounts receivables..............    $         $          $         $
Year Ended December 31, 1995
Reserves deducted from assets to
 which they apply:
  Allowance for uncollectible
   accounts receivables..............    $         $          $         $
Month Ended January 31, 1996
Reserves deducted from assets to
 which they apply:
  Allowance for uncollectible
   accounts receivables..............    $         $          $         $
Year Ended January 31, 1997
Reserves deducted from assets to
 which they apply:
  Allowance for uncollectible
   accounts receivables..............    $         $100       $         $100

--------
(a) Accounts written off, net of recoveries

                               INDEX TO EXHIBITS

   EXHIBIT
   NUMBER                              EXHIBIT                             PAGE
   -------                             -------                             ----
  3.1(1)     Certificate of Incorporation of the Company.
  3.2(1)     Bylaws of the Company.
  4.1        Reference is made to Exhibits 3.1 and 3.2.
  4.2(1)     Amended and Restated Investor Rights Agreement dated
             October 6, 1995.
 10.1(1)     Form of Indemnity Agreement.
 10.2(1)(2)  1992 Stock Option Plan (the "Option Plan"),
             as amended.
 10.3(1)(2)  1996 Equity Incentive Plan.
 10.4(1)(2)  Form of Incentive Stock Option
 10.5(1)(2)  Form of Nonstatutory Stock Option.
 10.6(1)(2)  1996 Employee Stock Purchase Plan.
 10.7(1)     Third Party Development and License Agreement (the "Adobe
             Third Party License"),
             dated September 18, 1992 between the Registrant and Adobe
             Systems Incorporated ("Adobe")
 10.8(1)(3)  Reference Post Appendix #2 to the Adobe Third Party
             License, dated February 11, 1993
 10.9(1)     Amendment No. 1 to the Adobe Third Party License, dated
             November 29, 1993
 10.10(1)(3) PCL Development and License Agreement (the "PCL License"),
             dated June 14, 1993, between the Registrant and Adobe
 10.11(1)(3) Amendment No. 1 to the PCL License, dated October 31, 1993
 10.12(1)(3) Letter Modification to the PCL License, dated August 5,
             1994
 10.13(1)(3) Addendum No. 1 to the PCL License, dated March 31, 1995
 10.14(1)(3) Letter Modification to the PCL License, dated August 30,
             1995
 10.15(1)    Lease Agreement between the Company and Continental
             Development Corporation, dated February 6, 1992, and
             Addendum, dated February 6, 1992
 10.16(1)    First Amendment to Office Lease dated December 1, 1995
             between the Company and Continental Development Corporation
 10.17(1)    Amended and Restated Investor Rights Agreement, dated
             October 6, 1995
 10.18(1)(2) Employment Agreement with Lauren Shaw
 10.19(1)(2) Employment Agreement with Edward Gavaldon
 23.1        Consent of Coopers & Lybrand L.L.P.
 24.1        Power of Attorney. Reference is made to page 28.

--------
(1) Incorporated by reference from the indicated exhibit in the Company's Registration Statement on Form S-1 (File No. 333-09357), as amended.
(2) Management contract or compensatory plan or arrangement.
(3) Subject to Confidential Treatment Order.