Form 10-Q
period 1997-04-30
PEERLESS SYSTEMS CORP
filed 1997-06-17
CIK 897893

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 1997

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares of Common Stock outstanding as of April 30, 1997 was 10,515,871.

                         PEERLESS SYSTEMS CORPORATION

                                     INDEX

                                                                        Page No.
PART I - Financial Information

Item 1.   Financial Statements

          Balance Sheets
          April 30, 1997 and January 31, 1997............................     3

          Statements of Operations
          Three Months Ended April 30, 1997 and April 30, 1996...........     4

          Statements of Cash Flows
          Three Months Ended April 30, 1997 and April 30, 1996...........     5

          Notes to Financial Statements..................................     6

Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................     7



PART II - Other Information

Item 1.   Legal Proceedings..............................................    11

Item 2.   Changes in Securities..........................................    11

Item 3.   Defaults Upon Senior Securities................................    11

Item 4.   Submission of Matters to a Vote of Security Holders............    11

Item 5.   Other Information..............................................    11

Item 6.   Exhibits and Reports on Form 8-K...............................    11

Signatures...............................................................    12

PART I  FINANCIAL INFORMATION

                         PEERLESS SYSTEMS CORPORATION
                           Condensed Balance Sheets
                                (in thousands)

                                            April 30,     January 31, 1997
                                              1997
                                           -----------   ------------------
                                           (unaudited)
Assets
------
Current assets:
  Cash and cash equivalents                   $26,257             $24,162
  Short term investments                        2,000               2,000
  Trade accounts receivable                     2,492               3,314
  Unbilled receivables                            364                 363
  Deferred tax asset                            1,692               1,692
  Prepaid expenses and other current
   assets                                         223                 253
                                              -------             -------
     Total current assets                      33,028              31,784
Property and equipment, net                     1,706               1,665
Other assets                                      417                 453
Deferred tax asset                              1,207               1,207
                                              -------             -------
  Total assets                                $36,358             $35,109
                                              =======             =======

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Accounts payable                            $   464             $   568
  Accrued wages                                   475                 711
  Accrued compensated absences                    441                 345
  Other current liabilities                       508                 337
  Income taxes payable                            487                 100
  Deferred rent, current portion                   76                  76
  Deferred revenue, current portion             4,456               4,591
                                              -------             -------
     Total current liabilities                  6,907               6,728
Deferred rent                                     199                 217
Deferred revenue                                  100                 100
                                              -------             -------
     Total liabilities                          7,206               7,045

Stockholders' equity:
  Common stock                                     10                  10
  Additional paid-in capital                   37,488              37,225
  Deferred compensation                          (316)               (346)
  Accumulated deficit                          (8,030)             (8,825)
                                              -------             -------
     Total stockholders' equity                29,152              28,064
                                              -------             -------
Total liabilities and stockholders'
 equity                                       $36,358             $35,109
                                              =======             =======

                See accompanying notes to financial statements.

                         PEERLESS SYSTEMS CORPORATION
                           Statements of Operations
                   (in thousands, except per share amounts)
                                  (Unaudited)


                                                   THREE MONTHS ENDED
                                        -------------------------------------
                                          APRIL 30, 1997      APRIL 30, 1996
                                        -----------------   ------------------
                                            $          %        $         %
                                        ---------   ------  ---------  -------
Revenues:
Product licensing                          $ 3,515     68.5%   $1,013    30.4%
Engineering services & maintenance           1,613     31.5     2,318    69.6
                                           -------    -----    ------   -----
  Total revenues                             5,128    100.0     3,331   100.0
                                           -------    -----    ------   -----

Cost of revenues:
Product licensing                               35      0.7        33     1.0
Engineering services & maintenance           1,460     28.5     1,615    48.5
                                           -------    -----    ------   -----
  Total cost of revenues                     1,495     29.2     1,648    49.5
                                           -------    -----    ------   -----
  Gross margin                               3,633     70.8     1,683    50.5
                                           -------    -----    ------   -----
Operating expenses:
Research and development                     1,070     20.9       422    12.7
Sales and marketing                            885     17.3       597    17.9
General and administrative                     716     14.0       500    15.0
                                           -------    -----    ------   -----
  Total operating expenses                   2,671     52.2     1,519    45.6
                                           -------    -----    ------   -----

  Income from operations                       962     18.8       164     4.9
  Interest (income) expense, net              (321)    (6.3)       71     2.1
                                           -------    -----    ------   -----
  Income before income taxes                 1,283     25.0        93     2.8
  Provision for income taxes                   488      9.5        18     0.5
                                           -------    -----    ------   -----
  Net income                               $   795     15.5%   $   75     2.3%
                                           =======    =====    ======   =====

  Net income per share                     $  0.07             $ 0.02

Weighted average number of common and
 common equivalent shares outstanding       11,689              7,762

                See accompanying notes to financial statements.

                          PEERLESS SYSTEMS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                  (Unaudited)                          Three Months Ended
                                                                      ---------------------
                                                                      April 30,   April 30,
                                                                        1997        1996
                                                                      ---------   ---------
Cash flows from operating activities:
  Net income                                                            795           75
  Adjustments to reconcile net income to net cash
  used in operating activities:
     Depreciation and amortization                                      157           91
     Deferred compensation related to grant of stock options             30
     Changes in operating assets and liabilities:
       Trade accounts receivable                                        822         (651)
       Unbilled receivables                                              (1)         244
       Deferred Tax Asset                                                -             -
       Prepaid expenses and other current assets                         30           29
       Other Assets                                                      36          (32)
       Accounts payable                                                (104)         (90)
       Accrued Expenses                                                (236)        (228)
       Accrued Compensated Absenses                                      96           44
       Other current liabilities                                         71           31
       Income Taxes Payable                                             487            -
       Deferred rent                                                      -          (20)
       Deferred revenue                                                (135)         (10)
                                                                      -----        -----
          Net cash used in operating activities                        2048         (517)
Cash flows from investing activities:
  Purchases of property and equipment                                  (198)         (35)
                                                                      -----
Cash flows from financing activities:
  Net borrowing on line of credit                                         -          500
  Payments on obligations under capital leases                            -          (43)
  Proceeds from exercise of common stock options                         48            -
  Net proceeds from issuance of common stock                            197            -
                                                                      -----        -----
     Net cash provided by financing activities                          295          457
Net change in cash and cash equivalents                                2095          (95)
Cash and cash equivalents at beginning of period                      24162          722
Cash and cash equivalents at end of period                            26257          627
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
     Income taxes                                                       102            9
     Interest                                                             -           18
Supplemental schedule of non cash
     investing and financing activities:
  Increase in redemption value of
     Series A and Series B Preferred stock                                -            6
  Property and equipment acquired under capital lease obligations         -            -

                See accompanying notes to financial statements.

                         PEERLESS SYSTEMS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   Basis of Presentation:

     The accompanying unaudited financial statements of Peerless Systems Corporation (the "Company") have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. These statements should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 1994, and 1995, and the year ended January 31, 1997, included in the Company's annual report filed on Form 10-K with the commission on April 28, 1997. The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.

2.   Net Income Per Common Share:

     Primary net income per share has been computed by dividing the net income by the weighted average numbers of common and dilutive common equivalent shares outstanding during the period. Common stock equivalents consist of stock options using the treasury stock method.

     Primary and fully diluted per share calculations do not differ for the periods presented.

3.   Stockholders' Equity:

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

                         PEERLESS SYSTEMS CORPORATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, this quarterly Report on Form 10-Q may contain forward-looking statements. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties. Information concerning certain risks and uncertainties is contained in the Company's annual report filed on Form 10-K with the commission on April 28, 1997, in the section entitled "Risk Factors," and in "Certain Business Risks" below. The forward-looking statements contained herein represent the Company's judgment as of the date of this release, and the Company cautions readers not to place undue reliance on such statements.

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

     As of April 30, 1997, the Company had an accumulated deficit of approximately $8.0 million. The Company changed its fiscal year-end from December 31 to January 31, commencing February 1, 1996, in order to better align the timing of the Company's financial reporting with the timing of receipt of royalty information by the Company's OEM customers.

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

     The Company recognizes its recurring product licensing revenues on a royalty basis generally when the Company's OEM customers ship products that incorporate the Company's technology. In certain cases, the non-refundable portion of guaranteed royalties is reported as royalty revenues upon receipt by the Company. Generally, the Company recognizes its one-time licensing revenues for software licenses upon shipment by the Company's OEM customers. The Company recognizes engineering services revenues over the course of the development work on a percentage-of-completion basis. Maintenance revenues are recognized ratably over the term of the maintenance contract, which generally is twelve months. Licensing revenues are recognized in accordance with Statement of Position 91-1 "Software Revenue Recognition."

RESULTS OF OPERATIONS

     Revenues for the three months ended April 30, 1997, increased 54% to $5.1 million from the $3.3 million for the three months ended April 30, 1996. The increase in revenue was primarily due to the 247% increase in product licensing fee revenues that were generated by the increase in the shipments and number of products incorporating Peerless imaging technology, as well as unusually large one-time licensing fees for source code. Engineering services and maintenance revenues for the three months ended April 30, 1997, decreased 30% to $1.6 million from $2.3 million in the three months ended April 30, 1996. The decrease was due in part to the timing of design wins awarded to the Company period that specified turn-key development services. These wins were awarded to the Company at the end of the three-month.

     Gross margin for the three months ended April 30, 1997, increased 116% to $3.6 million from $1.7 million for the three months ended April 30, 1996. Gross margin as a percentage of total revenues increased to 70.8% for the three months ended April 30, 1997, compared to 50.5% in the three months ended April 30, 1996. These increases are primarily attributable to the shift in revenue mix towards licensing revenues, which have relatively low costs related to the revenue being recognized. Licensing revenues increased from 30.4% of total revenues in the quarter ended April 30, 1996, to 68.5% of total revenue in the
quarter ended April 30, 1997.   The gross margin on engineering services and
maintenance declined from 30% in the quarter ended April 30, 1996 to 9% in the quarter ended April 30, 1997 as a result of increased staffing related to anticipated wins which were awarded at the end of the quarter.

     The Company's research and development expenses are comprised primarily of employee salaries and benefits, an allocation of certain engineering management and administrative staff expenses and an allocation of the corporate facilities overhead. Research and development expenses in the three months ended April 30, 1997, increased 153% to $1.1 million from $422,000 in the three months ended April 30, 1996. Research and development expenses for the three months ended April 30, 1997, represented 20.9% of total revenues, compared to 12.7% for the three months ended April 30, 1996, respectively. These expenses increased due to increased focus on the Company's color technologies.

     The Company's sales and marketing expenses are comprised primarily of employee salaries and benefits, commissions and bonuses, advertising and promotional expenses, the cost of operating the Japan sales office and an allocation of the corporate facilities overhead. Sales and marketing expenses in the three months ended April 30, 1997, increased 48% to $885,000 from the $597,000 recorded in the three months ended April 30, 1996. These increases are the result of an increase in the number of sales and marketing personnel, as well as additional emphasis on industry trade shows which occurred in the quarter ended April 30, 1997.

     The Company's general and administrative expenses are comprised primarily of salaries, benefits and bonuses paid to its executive and administrative staff, fees paid to the Company's external auditors, counsel and other corporate consultants, an allocation of the corporate facilities overhead, and expenses required of a public company. General and administrative expenses in the three months ended April 30, 1997 increased 43% to $716000 from $500,000 in the three months ended April 30, 1996. General and administrative expenses increased primarily due to the addition of personnel to support the Company's operations. The Company expects that its general and administrative expenses may increase in order to support growth in operations.

     The provisions for income taxes for the three month period presented are based on the estimated annual effective tax rate and include current federal, state and foreign income taxes. The effective tax rates for the periods differ from the federal statutory rate, primarily as a result of the utilization of net operating loss carry forwards, offset by certain foreign taxes. The higher tax rate in fiscal 1997 is primarily attributable to federal minimum tax.

LIQUIDITY AND CAPITAL RESOURCES

     At April 30, 1997, the Company had cash, cash equivalents and short-term investments of $28.3 million compared to $26.2 million at January 31, 1997. This increase is due to improved cash flows from operations.

     As of April 30, 1997, accounts receivable were $2.5 million, compared to $3.3 million at January 31, 1997. The decrease was a result of improved collections and royalty payments received prior to the end of the quarter.

     Property and equipment at April 30, 1997, and January 31, 1997, was $1.7 million

     Accounts payable at April 30, 1997 were $464,000 compared to $568,000 at January 31, 1996. The decrease primarily relates to improved payment cycles.

     At present, the Company has available a $1.5 million revolving line of credit with a bank, which is collateralized by substantially all assets of the Company. The line of credit, which terminates in May 1997, requires the Company to maintain compliance with certain financial covenants. No amounts were outstanding under this line of credit at April 30, 1997.

CERTAIN BUSINESS RISKS

     The Company in the past has reported net losses and has only begun reported net income in fiscal 1997. The Company has accumulated aggregate net losses from inception through April 30, 1997, of approximately $8.0 million. Although the Company has reported net income for the past five quarters ended April 30, 1997, there can be no assurance that the Company will maintain profitability on a quarterly basis or achieve profitability on an annual basis in the future. The success of the Company and its business strategy is dependent upon, among other things, the ability and willingness of the Company's OEM customers to timely develop and promote digital document products that incorporate the Company's technology. The Company believes that future revenues may be similarly concentrated with a limited number of OEM customers. Consequently, any significant decrease in product sales or reduction in licensing or engineering services with a large OEM customer would have a material adverse effect on the Company's operating results.

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

PART II  OTHER INFORMATION

Item 1.             Legal Proceedings

   None

Item 2.             Changes in Securities

   None

Item 3.             Defaults Upon Senior Securities

   None

Item 4.             Submission of Matters to a Vote of Security Holders

   None

Item 5.             Other Information

   None

Item 6.             Exhibits And Reports on Form 8-K

     (a)  Exhibits
                    27  Financial Data Schedule

     (b)  Reports on Form 8-K

                    None

                                  SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



                         PEERLESS SYSTEMS CORPORATION



By:               /s/ Edward Gavaldon                 Date:  June 16, 1997
   ------------------------------------------------
                   Edward Gavaldon
Chairman of the Board, President and Chief Executive Officer



By:               /s/ Hoshi Printer                   Date:  June 16, 1997
   ------------------------------------------------
                   Hoshi Printer
              Chief Financial Officer
    and Vice President, Finance and Administration
     (Principal Financial and Accounting Officer)