Form 10-Q
period 1997-07-31
PEERLESS SYSTEMS CORP
filed 1997-08-29
CIK 897893

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of shares of Common Stock outstanding as of July 31, 1997 was 10,592,663.

                          PEERLESS SYSTEMS CORPORATION

                                     INDEX


                                                                             Page No.
PART I  -  Financial Information

Item 1.         Financial Statements

                Balance Sheets
                July 31, 1997 and January 31, 1997.............................  3

                Statements of Operations
                Three Months Ended July 31, 1997 and 1996, and
                Six Months Ended July 31, 1997 and 1996........................  4

                Statements of Cash Flows
                Six Months Ended July 31, 1997 and 1996........................  5

                Notes to Financial Statements..................................  6

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations..........................................  8



PART II -  Other Information

Item 1.         Legal Proceedings.............................................. 14

Item 2.         Changes in Securities.......................................... 14

Item 3.         Defaults Upon Senior Securities................................ 14

Item 4.         Submission of Matters to a Vote of Security Holders............ 14

Item 5.         Other Information.............................................. 14

Item 6.         Exhibits and Reports on Form 8-K............................... 14

Signatures..................................................................... 15

PART I    FINANCIAL INFORMATION
Item 1    FINANCIAL STATEMENTS

                          PEERLESS SYSTEMS CORPORATION
                                 BALANCE SHEETS
                                 (in thousands)


                                                July 31,  January 31,
                                                  1997       1997
                                            ------------ ------------
                                             (Unaudited)
Assets
------
Current assets:
  Cash and cash equivalents                   $  8,963    $ 24,162
  Short term investments                        11,801       2,000
  Trade accounts receivable, net                 3,547       3,314
  Unbilled receivables                           1,133         363
      Deferred tax asset                         1,692       1,692
  Prepaid expenses and other current assets        601         253
                                              --------    --------
     Total current assets                       27,737      31,784
Investments                                      8,008          --
Property and equipment, net                      1,788       1,665
Other assets                                       409         453
Deferred tax asset                               1,207       1,207
                                              --------    --------
  Total assets                                $ 39,149    $ 35,109
                                              ========    ========


Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Accounts payable                            $    467    $    568
  Accrued wages                                    637         711
  Accrued compensated absences                     505         345
  Other current liabilities                        480         337
  Income taxes payable                           1,043         100
  Deferred rent, current portion                    76          76
  Deferred revenue, current portion              5,100       4,591
                                              --------    --------
     Total current liabilities                   8,308       6,728
Deferred rent                                      400         217
Deferred revenue                                   100         100
                                              --------    --------
     Total liabilities                           8,808       7,045
                                              --------    --------
Stockholders' equity:
  Common stock                                      10          10
  Additional paid-in capital                    37,601      37,225
  Deferred compensation                           (286)       (346)
  Accumulated deficit                           (6,984)     (8,825)
                                              --------    --------
     Total stockholders' equity                 30,341      28,064
                                              --------    --------
Total liabilities and stockholders' equity    $ 39,149    $ 35,109
                                              ========    ========

                See accompanying notes to financial statements.

                          PEERLESS SYSTEMS CORPORATION
                            STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (Unaudited)



                                            Three Months Ended                      Six Months Ended
                                    ----------------------------------   -------------------------------------
                                     July 31, 1997      July 31, 1996      July 31, 1997       July 31, 1996
                                       $        %        $        %         $          %         $        %
                                    --------------------------------------------------------------------------
Revenues:
Product licensing                   $3,758     63.1%   $1,425    37.9%   $ 7,273      65.6%    $2,438    34.4%
Engineering services and
 maintenance                         2,201     36.9     2,332    62.1      3,814      34.4      4,650    65.6
                                    ------    -----    ------   -----    -------     -----     ------   -----
   Total revenues                    5,959    100.0     3,757   100.0     11,087     100.0      7,088   100.0
                                    ------    -----    ------   -----    -------     -----     ------   -----

Cost of revenues:
Product licensing                       35      0.6        32     0.9         70       0.6         65     0.9
Engineering services and
    maintenance                      1,932     32.4     1,681    44.7      3,392      30.6      3,296    46.5
                                    ------    -----    ------   -----    -------     -----     ------   -----
   Total cost of revenues            1,967     33.0     1,713    45.6      3,462      31.2      3,361    47.4
                                    ------    -----    ------   -----    -------     -----     ------   -----
   Gross margin                      3,992     67.0     2,044    54.4      7,625      68.8      3,727    52.6
                                    ------    -----    ------   -----    -------     -----     ------   -----

Operating expenses:
Research and development             1,042     17.5       616    16.4      2,112      19.1      1,038    14.7
Sales and marketing                    892     15.0       567    15.1      1,777      16.0      1,164    16.4
General and administrative             703     11.8       586    15.6      1,419      12.8      1,086    15.3
                                    ------    -----    ------   -----    -------     -----     ------   -----
   Total operating expenses          2,637     44.3     1,769    47.1      5,308      47.9      3,288    46.4
                                    ------    -----    ------   -----    -------     -----     ------   -----

Income from operations               1,355     22.7       275     7.3      2,317      20.9        439     6.2
Interest (income) expense, net        (332)    (5.6)       96     2.5       (653)     (5.9)       167     2.4
                                    ------    -----    ------   -----    -------     -----     ------   -----
Income before income taxes           1,687     28.3       179     4.8      2,970      26.8        272     3.8
Provision for income taxes             641     10.7        32     0.9      1,129      10.2         50     0.7
                                    ------    -----    ------   -----    -------     -----     ------   -----

Net income                          $1,046     17.6%   $  147     3.9%   $ 1,841      16.6%    $  222     3.1%
                                    ======    =====    ======   =====    =======     =====     ======   =====

Net income per share                $ 0.09             $ 0.03            $  0.16               $ 0.05
                                    ======             ======            =======               ======

Weighted average number
 of common and common
 equivalent shares outstanding      11,674              6,600             11,682                5,990
                                    ======             ======            =======               ======

                See accompanying notes to financial statements.

                          PEERLESS SYSTEMS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                    Six Months Ended
                                                                    ----------------
                                                              July 31, 1997   July 31, 1996
                                                              -------------   -------------
Cash flows from operating
 activities:
  Net income                                                    $  1,841    $    222
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                    317         205
    Amortization of deferred compensation                             60          27
    Changes in operating assets and liabilities:
       Trade accounts receivable                                    (233)          5
       Unbilled receivables                                         (770)       (139)
       Prepaid expenses and other current assets                    (348)        (81)
       Other assets                                                  (27)        (27)
       Accounts payable                                             (101)        224
       Accrued expenses                                              (74)        (66)
       Accrued compensated absences                                  160          80
       Other current liabilities                                     143         (87)
       Income taxes payable                                          943          --
       Deferred rent                                                 183         (39)
       Deferred revenue                                              509      (1,226)
                                                                --------    --------
          Net cash provided by (used in) operating activities      2,603        (902)
                                                                --------    --------
Cash flows from investing activities:
  Purchases of property and equipment                               (440)        (50)
  Purchases of held-to-maturity securities                       (18,738)         --
  Sales of held-to-maturity securities                             1,000          --
                                                                --------    --------
      Net cash used for investing activities                     (18,178)        (50)
                                                                --------    --------

Cash flows from financing activities:
  Net borrowings on line of credit                                               500
  Payments on obligations under capital leases                                  (121)
  Proceeds from exercise of common stock options                     179          45
  Net proceeds from issuance of common stock                         197
                                                                --------    --------
         Net cash provided by financing activities                   376         424
                                                                --------    --------
         Net decrease in cash and cash equivalents               (15,199)       (528)
Cash and cash equivalents at beginning of period                  24,162         722
                                                                --------    --------
Cash and equivalents at end of period                           $  8,963    $    194
                                                                ========    ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income taxes                                                $     59    $     63
                                                                ========    ========
    Interest                                                    $     --    $    174
                                                                ========    ========
Supplemental schedule of noncash investing and
 financing activities:
  Increase in redemption value of
   Series A and Series B Preferred Stock                        $     --    $      6
                                                                ========    ========
  Deferred compensation related to grant of stock
   options                                                      $     --    $    452
                                                                ========    ========
Software and equipment acquired under capital lease
obligations                                                     $     --    $    360
                                                                ========    ========


                See accompanying notes to financial statements.

                          PEERLESS SYSTEMS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                 (in thousands)
                                  (Unaudited)

1.  Basis of Presentation:

     The accompanying unaudited financial statements of Peerless Systems Corporation (the "Company") have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. These statements should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 1994, and 1995, and the year ended January 31, 1997, included in the Company's annual report filed on Form 10-K with the SEC on April 28, 1997. The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.


2.  Significant Accounting Policies:

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. Management has not yet assessed the impact that the adoption of SFAS 128 will have on the Company's earnings per share calculation.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. An enterprise that has no items of other comprehensive income in any period presented is not required to report comprehensive income. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Management does not believe that the adoption of SFAS 130 will have a material impact on the Company's financial statements.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for fiscal

                          PEERLESS SYSTEMS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                 (in thousands)
                                  (Unaudited)

years beginning after December 15, 1997. Management plans to adopt this accounting standard in fiscal 1999. Management has not yet assessed the impact that the adoption of SFAS 131 will have on the Company's financial statements.


3.  Net Income Per Common Share:

     Primary net income per share has been computed by dividing the net income applicable to common stock by the weighted average numbers of common and dilutive common equivalent shares outstanding during the period. Common stock equivalents consist of stock options using the treasury stock method.

     Primary and fully diluted net income per share do not differ for the periods presented.


4.   Investments:

     The Company's investments at July 31, 1997 consisted of $17,809 of securities classified as held-to-maturity and $2,000 of securities classified as available-for-sale. Investments at January 31, 1997 consisted entirely of securities classified as available-for-sale.

     Held-to-maturity securities are carried at amortized cost and consisted primarily of corporate and government debt securities with remaining contractual maturities ranging from one month to twenty eight months at July 31, 1997. Amortization of the purchase discounts and premiums is included in interest income. The fair value of the held-to-maturity securities at July 31, 1997 approximated the amortized cost.

     Available-for-sale securities are carried at fair value and consisted of debt securities with contractual maturities in excess of 10 years at both July 31, 1997 and January 31, 1997. Unrealized gains and losses, if material, are reported as a separate component of stockholders'equity. Realized gains and losses and declines in value judged to be other than temporary are included in interest income. There were no unrealized gains or losses on available-for-sale securities for the six months ended July 31, 1997 and 1996.


5.   Stockholders' Equity:

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

                          PEERLESS SYSTEMS CORPORATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

         Except for the historical information contained herein, this quarterly Report on Form10-Q may contain forward-looking statements. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties. Information concerning certain risks and uncertainties is contained in the Company's annual report filed on Form 10-K, with the SEC on April 28, 1997, in the section entitled "Risk Factors," and in "Certain Business Risks" below. The forward-looking statements contained herein represent the Company's judgment as of the date of this release, and the Company cautions readers not to place undue reliance on such statements.

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

         In July 1997, the Company established Peerless Systems Corporation, Ltd. in Japan in order to facilitate relationships with Japanese customers.

         The Company's customers currently include, among others, Adobe and OEM customers, Canon and IBM. A significant portion of the Company's revenues in recent years has been concentrated with a limited number of OEM customers, and the Company anticipates that its revenues in the future may be similarly concentrated.

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

         The Company recognizes its recurring product licensing revenues on a royalty basis generally when the Company's OEM customers ship products that incorporate the Company's technology. In certain cases, the non-refundable portion of guaranteed royalties is reported as royalty revenues upon receipt by the Company. Generally, the Company recognizes its one-time licensing revenues for software licenses upon shipment to the Company's OEMs. The Company recognizes engineering services revenues over the course of the development work on a percentage-of-completion basis. Maintenance revenues are recognized ratably over the term of the maintenance contract, which generally is twelve months. Licensing revenues are recognized in accordance with Statement of Position 91-1 "Software Revenue Recognition."

RESULTS OF OPERATIONS

Three Months Ended July 31, 1997 and 1996

         Revenues for the quarter ended July 31, 1997, increased 58.6% to $6.0 million from the $3.8 million for the three months ended July 31, 1996. The increase in revenue was primarily due to the 163.7% increase in product licensing fee revenues for the three months ended July 31, 1997 over the comparable quarter in the prior year. Increases in product license fees were generated by the increase in the shipments and number of products incorporating Peerless imaging technology, as well as high one-time licensing fees for source code. Engineering services and maintenance revenues for the three months ended July 31, 1997, decreased 5.6% to $2.2 million from $2.3 million in the three months ended July 31, 1996.

         The Company's gross profit for the three months ended July 31, 1997 increased 95.3% to $4.0 million from $2.0 million for the three months ended July 31 1996. Gross margin as a percentage of total revenues increased to 67.0% for the three months ended July 31, 1997, compared to 54.4% in the three months ended July 31, 1996. These increases are primarily attributable to the shift in revenue mix towards product licensing revenues, which have relatively low costs associated with the revenues being recognized. Licensing revenues increased from 37.9% of total revenues in the quarter ended July 31, 1996 to 63.1% of total revenue in the quarter ended July 31, 1997. The increase in gross margin related to product licensing fees was partially offset by a decrease in the gross margin on engineering services and maintenance, which declined from 27.9% in the quarter ended July 31, 1996 to 12.2% in the quarter ended July 31, 1997.

         The Company's research and development expenses are comprised primarily of employee salaries and benefits, an allocation of engineering management and administrative staff expenses and an allocation of the corporate facilities overhead. Research and development expenses in the three months ended July 31, 1997 increased 69.2% to $1.0 million from $616,000 in the three months ended July 31, 1996. Research and development expenses for the three months ended July 31, 1997 represented 17.5% of total revenues, compared to 16.4% for the three months ended July 31, 1996. These expenses increased due to an increased focus on the development of the Company's color technologies and application specific integrated circuit ("ASIC") designs.

         The Company's sales and marketing expenses are comprised primarily of employee salaries and benefits, commissions and bonuses, advertising and promotional expenses, the cost of operating the Japan sales office and an allocation of the corporate facilities overhead. Sales and marketing expenses in the three months ended July 31, 1997, increased 57.3% to $892,000 from the $567,000 recorded in the comparable quarter last year. These increases are the result of an increase in the number of sales and marketing personnel, expenses associated with Peerless Systems Corporation, Ltd. in Japan, as well as additional emphasis on industry trade shows and other opportunities to promote the Company's embedded imaging solution.

         The Company's general and administrative expenses are comprised primarily of salaries, benefits and bonuses paid to its executive and administrative staff, fees paid to the Company's external auditors, counsel and other corporate consultants, an allocation of the corporate facilities overhead, and expenses required of a public company. General and administrative expenses in the three months ended July 31, 1997 increased 20.0% to $703,000 from $586,000 in the three months ended July 31, 1996. General and administrative expenses increased primarily due to the addition of personnel in order to support the growth in the Company's operations and an increase in professional and other fees associated with operating a public company. General and administrative expenses were 11.8% of total revenues in the three months ended July 31, 1997 as compared to 15.6% of total revenues in the three months ended July 31, 1996.

         The Company earned interest income of $332,000 for the three months ended July 31, 1997, and incurred interest expense of $69,000 for the three months ended July 31, 1996. Interest income earned for the three months ended July 31, 1997 was attributable to interest and investment income earned on cash equivalents and investments. Interest charges for the three months ended July 31, 1996 related to interest attributable to borrowings under the Company's line of credit and interest associated with the convertible notes payable, which converted to shares of common stock in September 1996 upon the closing of the Company's initial public offering.

         The provisions for income taxes for all periods presented are based on the estimated annual effective tax rate and include current federal, state and foreign income taxes. The effective tax rates for the periods differ from the federal statutory rate, primarily as a result of the utilization of net operating loss carry forwards, offset by certain foreign taxes. The higher tax rate in fiscal 1998 is primarily attributable to alternative minimum tax.

Six Months Ended July 31, 1997 and 1996

         Revenues for the six months ended July 31, 1997 increased 56.4% to $11.1 million from $7.1 million for the six months ended July 31, 1996. The increase in revenue was attributable to a growth in product license revenue generated by an increase of products that incorporate Peerless imaging technology.

         Gross margin for the six months ended July 31, 1997 increased 104.6% to $7.6 million from $3.7 million for the six months ended July 31, 1996. Gross margin as a percentage of total revenues increased to 68.6% in the six months ended July 31, 1997 from 52.6% in the six months ended July 31, 1996. These improvements are attributable to the increase in product licensing revenues, which have higher margins.

         The Company's research and development expenses in the six months ended July 31, 1997 increased 103.5% to $2.1 million from $1.0 million in the six months ended July 31, 1996. The Company's focus on color technology development and an increase in personnel contributed to this increase.

         The Company's sales and marketing expenses in the six months ended July 31, 1997 increased 52.7% to $1.8 million from $1.2 million in the six months ended July 31, 1996. This increase was attributable to the addition of new sales personnel and increased compensation associated with sales growth.

         The Company's general and administrative expenses in the six months ended July 31, 1997 increased 30.7% to $1.4 million from $1.1 million in the six months ended July 31, 1996 as a result of the growth in operations and additional expenses associated with the operation of a public company.

         The Company earned interest income of $653,000 for the six months ended July 31, 1997 and incurred interest expense of $167,000 for the six months ended July 31, 1996. Interest income earned for the six months ended July 31, 1997 was attributable to interest and investment income earned on cash equivalents and investments. Interest charges for the six months ended July 31, 1996 related to interest attributable to borrowings under the Company's line of credit and interest associated with the convertible notes payable, which converted to shares of common stock in September 1996 upon the closing of the Company's initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

         At July 31, 1997, the Company had cash, cash equivalents and investments of $28.8 million compared to $26.2 million at January 31, 1997. The $2.6 million increase in cash, cash equivalents and investments was primarily attributable to cash generated by operations.

         Net cash provided from (used by) operations was $2.6 million and ($902,000) for the six months ended July 31, 1997 and 1996, respectively. Cash provided in the six months ended July 31, 1997 was primarily attributable to net income of $1.8 million and a $1.8 million net increase in operating liabilities offset by a $1.4 million net icrease in operating assets. Cash used by operations in the six months ended July 31, 1996 was primarily attributable to a $1.2 million decrease in deferred revenue offset by net income of $222,000.

         Net cash used for investing activities was $18.2 million and $50,000 for the six months ended July 31, 1997 and 1996, respectively. Cash used for investing in the six months ended July 31, 1997 was primarily attributable to purchases of short-term and long-term held-to-maturity securities.

         Net cash provided by financing activities in the six months ended July 31, 1997 and 1996 was $376,000 and $424,000, respectively. Cash provided by investing activities in the six months ended July 31, 1997 was attributable to the issuance of shares of common stock and the exercise of common stock options. Cash from investing activities in the six months ended July 31, 1996 was provided primarily from borrowings on the Company's line of credit.

         At present, the Company has available a $2.0 million revolving line of credit with a bank, which is collateralized by substantially all assets of the Company. The line of credit, which terminates in May 1998, requires the Company to maintain compliance with certain financial covenants.

CERTAIN BUSINESS RISKS

         The Company in the past has reported net losses and has only recently reported net income. The Company has accumulated aggregate net losses from inception through July 31, 1997, of approximately $7.0 million. Although the Company has reported net income for the past seven quarters ended July 31, 1997, there can be no assurance that the Company will maintain profitability on a quarterly basis or achieve profitability on an annual basis in the future. The success of the Company and its business strategy is dependent upon, among other things, the ability and willingness of the Company's OEM customers to timely develop and promote digital document products that incorporate the Company's technology. The Company believes that future revenues may be similarly concentrated with a limited number of OEM customers. Consequently, any significant decrease in product sales or reduction in licensing or engineering services with a large OEM customer would have a material adverse effect on the Company's operating results.

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

      None

Item 3.        Defaults Upon Senior Securities

      None

Item 4.        Submission of Matters to a Vote of Security Holders

      The Company held its annual stockholders meeting on June 12, 1997. A copy of the certified list of stockholders was presented at the meeting.

      The Inspector of Election reported that 6,874,892 shares out of a total of 10,516,338 issued and outstanding shares of Common Stock were represented in person or by proxy at the meeting. Each share of Common Stock was entitled to one vote.

      The stockholders voted on the following matters:

          1) Election of directors: Edward A. Gavaldon, Robert G. Barrett, Paul D. Levy, and Robert L. North were nominated and elected as directors, representing the Board of Directors in its entirety. The votes were counted as follows:

                                             Votes For     Votes Withheld
                                             ---------     --------------
                    Edward A. Gavaldon       6,874,492             400
                    Robert G. Barrett        6,757,111         117,781
                    Paul D. Levy             6,872,992           1,900
                    Robert L. North          6,873,259           1,633

          2) Ratification of independent accountants: Coopers & Lybrand was ratified as the Company's auditors for the fiscal year ending January 31, 1998, by a vote of 6,871,928 votes for and 200 votes against with 2,764 votes abstaining.

Item 5.        Other Information

      None

Item 6.        Exhibits And Reports on Form 8-K

      (a)  Exhibits

              27 - Financial Data Schedule

       Reports on Form 8-K

               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



                          PEERLESS SYSTEMS CORPORATION



   By: /s/ Edward Gavaldon                                 Date: August 29, 1997
      ----------------------------------------------
               Edward Gavaldon
Chairman of the Board, President and Chief Executive Officer




   By: /s/ Hoshi Printer                                   Date: August 29, 1997
      -----------------------------------------------
                    Hoshi Printer
               Chief Financial Officer
   and Vice President, Finance and Administration
    (Principal Financial and Accounting Officer)