Form 10-Q
period 1997-10-31
PEERLESS SYSTEMS CORP
filed 1997-12-08
CIK 897893

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1997

                                       OR

         [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM _________ TO ________

                        COMMISSION FILE NUMBER: 0-21287

--------------------------------------------------------------------------------
                         PEERLESS SYSTEMS CORPORATION
            (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------

           DELAWARE                                         95-3732595
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

                             2381 ROSECRANS AVENUE
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

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF OCTOBER 31, 1997 WAS 10,663,905.

================================================================================

                          PEERLESS SYSTEMS CORPORATION

                                     INDEX

=========================================================================================================
PART I - FINANCIAL INFORMATION                                                                  Page No.
---------------------------------------------------------------------------------------------------------

Item 1:         FINANCIAL STATEMENTS
                --------------------

                Balance Sheets
                  October 31, 1997 and January 31, 1997............................................  3

                Statements of Operations
                  Three Months Ended October 31, 1997 and 1996, and
                  Nine Months Ended October 31, 1997 and 1996......................................  4

                Statements of Cash Flows
                  Nine Months Ended October 31, 1997 and 1996......................................  5

                Notes to Financial Statements......................................................  6

Item 2:         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                ---------------------------------------------------------------
                RESULTS OF OPERATIONS..............................................................  8
                ---------------------

PART II  -  OTHER INFORMATION
------------------------------------------------------------------------------------------------------

Item 1:         LEGAL PROCEEDINGS.................................................................. 12
                -----------------

Item 2:         CHANGES IN SECURITIES.............................................................. 12
                ---------------------

Item 3:         DEFAULTS UPON SENIOR SECURITIES.................................................... 12
                -------------------------------

Item 4:         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................ 12
                ---------------------------------------------------

Item 5:         OTHER INFORMATION.................................................................. 12
                -----------------

Item 6:         EXHIBITS AND REPORTS ON FORM 8-K................................................... 12
                --------------------------------

Signatures      ................................................................................... 13

PART I  -  FINANCIAL INFORMATION
--------------------------------------------------------------------------------

Item 1:   FINANCIAL STATEMENTS
          --------------------

                          PEERLESS SYSTEMS CORPORATION
                                 BALANCE SHEETS
                                 (in thousands)


                                     ASSETS

                                                  October 31,    January 31,
                                                      1997          1997
                                                  -----------    ----------
                                                  (Unaudited)
Current assets:
   Cash and cash equivalents                      $     5,442    $   24,162
   Short term investments                              15,430         2,000
   Trade accounts receivable, net                       4,675         3,314
   Unbilled receivables                                 1,518           363
   Deferred tax asset                                   1,692         1,692
   Prepaid expenses and other current assets            1,053           253
                                                  -----------    ----------
      Total current assets                             29,810        31,784
Investments                                             7,006             -
Property and equipment, net                             2,030         1,665
Other assets                                              374           453
Deferred tax asset                                      1,207         1,207
                                                  -----------    ----------
     Total assets                                 $    40,427    $   35,109
                                                  ===========    ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                             $       396    $      568
     Accrued wages                                        680           711
     Accrued compensated absences                         572           345
     Other current liabilities                            762           337
     Income taxes payable                               1,483           100
     Deferred rent, current portion                        76            76
     Deferred revenue, current portion                  4,117         4,591
                                                  -----------    ----------
       Total current liabilities                        8,086         6,728
Deferred rent                                             382           217
Deferred revenue                                          100           100
                                                  -----------    ----------
       Total liabilities                                8,568         7,045
                                                  -----------    ----------

Stockholders' equity:
     Common stock                                          10            10
     Additional paid-in capital                        37,943        37,225
     Deferred compensation                               (255)         (346)
     Accumulated deficit                               (5,839)       (8,825)
                                                  -----------    ----------
       Total stockholders' equity                      31,859        28,064
                                                  -----------    ----------
Total liabilities and stockholders' equity        $    40,427    $   35,109
                                                  ===========    ==========

                See accompanying notes to financial statements.

                         PEERLESS SYSTEMS CORPORATION
                           STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (Unaudited)



                                                 Three Months Ended                            Nine Months Ended
                                                     October 31,                                   October 31,
                                   ------------------------------------------     ---------------------------------------------
                                           1997                   1996                   1997                    1996
                                      $           %          $           %           $           %           $           %
                                   -------     -------    -------     -------     --------    -------     -------     ---------
Revenues:
Product licensing                  $   3,713       57.8%  $   2,363       54.0%  $   10,986       62.7%  $    4,801       41.9%
Engineering services and
     maintenance                       2,710       42.2       2,014       46.0        6,524       37.3        6,664       58.1
                                   ----------  ---------  ----------  --------   ----------  ---------  -----------  ---------
          Total revenues               6,423      100.0       4,377      100.0       17,510      100.0       11,465      100.0
                                   ----------  ---------  ----------  --------   ----------  ---------  -----------  ---------

Cost of revenues:
Product licensing                         35        0.5          64        1.5          105        0.6          129        1.1
Engineering services and
    maintenance                        2,151       33.5       1,576       36.0        5,543       31.7        4,872       42.5
                                   ----------  ---------  ----------  --------   ----------  ---------  -----------  ---------
          Total cost of revenues       2,186       34.0       1,640       37.5        5,648       32.3        5,001       43.6
                                   ----------  ---------  ----------  --------   ----------  ---------  -----------  ---------
          Gross margin                 4,237       66.0       2,737       62.5       11,862       67.7        6,464       56.4
                                   ----------  ---------  ----------  --------   ----------  ---------  -----------  ---------

Operating expenses:
Research and development               1,106       17.2         674       15.4        3,218       18.3        1,712       14.9
Sales and marketing                      936       14.6         845       19.3        2,713       15.5        2,009       17.5
General and administrative               735       11.5         673       15.4        2,154       12.3        1,759       15.4
                                   ----------  ---------  ----------  --------   ----------  ---------  -----------  ---------
          Total operating expenses     2,777       43.3       2,192       50.1        8,085       46.1        5,480       47.8
                                   ----------  ---------  ----------  --------   ----------  ---------  -----------  ---------

Income from operations                 1,460       22.7         545       12.4        3,777       21.6          984        8.6
Interest (income) expense, net          (387)      (6.0)        (42)      (1.0)      (1,040)      (5.9)         125        1.1
                                   ----------  ---------  ----------  --------   ----------  ---------  -----------  ---------
Income before income taxes             1,847       28.7         587       13.4        4,817       27.5          859        7.5
Provision for income taxes               702       10.9         156        3.6        1,831       10.4          206        1.8
                                   ----------  ---------  ----------  --------   ----------  ---------  -----------  ---------

Net income                         $   1,145       17.8%  $     431        9.8%  $    2,986       17.1%  $      653        5.7%
                                   =========   ========   =========   ========   ==========   ========   ==========   ========

Net income per share:
     Primary                       $    0.10              $    0.05              $     0.26              $     0.10
                                   =========              =========              ==========              ==========
     Fully diluted                 $    0.10              $    0.04              $     0.26              $     0.07
                                   =========              =========              ==========              ==========

Weighted average number
of common and common
equivalent shares outstanding:
     Primary                          11,707                  8,044                  11,704                   6,832
                                   =========              =========              ==========              ==========
     Fully diluted                    11,707                  9,809                  11,704                   9,185
                                   =========              =========              ==========              ==========


                See accompanying notes to financial statements.

                         PEERLESS SYSTEMS CORPORATION
                           STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                                Nine Months Ended
                                                                                                    October 31,
                                                                                             1997                1996
                                                                                          ------------       ------------
Cash flows from operating activities:
  Net income                                                                              $     2,986         $       653
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                                                 415                 341
    Amortization of deferred compensation                                                          91                  76
    Changes in operating assets and liabilities:
      Trade accounts receivable                                                                (1,361)             (2,725)
      Unbilled receivables                                                                     (1,155)               (727)
      Prepaid expenses and other current assets                                                  (800)               (172)
      Other assets                                                                                (27)                  -
      Accounts payable                                                                           (172)                830
      Accrued wages                                                                               (31)                193
      Accrued compensated absences                                                                227                (204)
      Other current liabilities                                                                   425                 466
      Income taxes payable                                                                      1,383                   -
      Deferred rent                                                                               165                 (56)
      Deferred revenue                                                                           (474)                860
                                                                                          -----------         -----------
        Net cash provided by (used in) operating activities                                     1,672                (465)
                                                                                          -----------         -----------

Cash flows from investing activities:
  Purchases of property and equipment                                                            (866)             (1,022)
  Purchases of held-to-maturity securities                                                    (24,244)                  -
  Sales of held-to-maturity securities                                                          4,000                   -
                                                                                          -----------         -----------
        Net cash used for investing activities                                                (21,110)             (1,022)
                                                                                          -----------         -----------

Cash flows from financing activities:
  Payments on obligations under capital leases                                                      -                (655)
  Proceeds from exercise of common stock options                                                  329                 110
  Net proceeds from issuance of common stock                                                      389              26,357
                                                                                          -----------         -----------
        Net cash provided by financing activities                                                 718              25,812
                                                                                          -----------         -----------
        Net decrease in cash and cash equivalents                                             (18,720)             24,325
Cash and cash equivalents at beginning of period                                               24,162                 722
                                                                                          -----------         -----------
Cash and cash equivalents at end of period                                                 $    5,442          $   25,047
                                                                                           ==========          ==========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
          Income taxes                                                                     $      151          $      161
                                                                                           ==========          ==========
          Interest                                                                         $        -          $      250
                                                                                           ==========          ==========
Supplemental schedule of noncash investing
and financing activities:
  Increase in redemption value of preferred stock                                          $        -          $        8
                                                                                           ==========          ==========
  Deferred compensation related to grant of stock options                                  $        -          $      452
                                                                                           ==========          ==========
  Software and equipment acquired under capital lease obligations                          $        -          $      360
                                                                                           ==========          ==========
  Conversion of convertible notes to common stock                                          $        -          $    3,070
                                                                                           ==========          ==========
  Conversion of preferred stock to common stock                                            $        -          $    5,940
                                                                                           ==========          ==========

                See accompanying notes to financial statements.

                          PEERLESS SYSTEMS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                 (in thousands)
                                  (Unaudited)

Note 1    BASIS OF PRESENTATION
------

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

Note 2    SIGNIFICANT ACCOUNTING POLICIES
------

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

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Management plans to adopt this accounting standard in fiscal 1999. Management has not yet assessed the impact that the adoption of SFAS 131 will have on the Company's financial statements.

Note 3     NET INCOME PER COMMON SHARE
------

     Primary net income per share has been computed by dividing the net income applicable to common stock by the weighted average numbers of common and dilutive common equivalent shares outstanding during the period. Common stock equivalents consist of stock options using the treasury stock method.

Note 4     INVESTMENTS
------

     The Company's investments at October 31, 1997 consisted of $20,436 of securities classified as held-to-maturity and $2,000 of securities classified as available-for-sale. Investments at January 31, 1997 consisted entirely of securities classified as available-for-sale.

     Held-to-maturity securities are carried at amortized cost and consisted primarily of corporate and government debt securities with remaining contractual maturities ranging from one month to twenty-five months at October 31, 1997. Amortization of the purchase discounts and premiums is included in interest income. The fair value of the held-to-maturity securities at October 31, 1997 approximated the amortized cost.

     Available-for-sale securities are carried at fair value and consisted of debt securities with contractual maturities in excess of 10 years at both October 31, 1997 and January 31, 1997. Unrealized gains and losses, if material, are reported as a separate component of stockholders'equity. Realized gains and losses and declines in value judged to be other than temporary are included in interest income. There were no unrealized gains or losses on available-for-sale securities for the nine months ended October 31, 1997 and 1996.

Note 5    STOCKHOLDERS' EQUITY
------

     On September 30, 1996, the Company converted all of the outstanding shares of Class A Convertible Redeemable Preferred Stock, Class B Convertible Redeemable Preferred Stock, Convertible Notes Payable and Warrants into new shares of Common Stock simultaneously with the closing of the Company's initial public offering.

                          PEERLESS SYSTEMS CORPORATION
================================================================================

Item 2:  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
Results of Operations
---------------------

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

OVERVIEW

     GENERAL  The Company, founded in April 1982, provides software-based
     -------
embedded imaging systems to original equipment manufacturers ("OEMs") of digital document products located primarily in the United States and Japan. The Peerless family of products and engineering services provides advanced embedded imaging technologies that enable the Company's OEM customers to develop digital printers, copiers and multifunction products ("MFPs") quickly and cost effectively. The Company's revenues are comprised of both recurring and one-time product licensing fees as well as engineering services and maintenance fees related to the Company's embedded imaging software and supporting electronics technologies.

     The Company changed its fiscal year-end from December 31 to January 31, commencing February 1, 1996, in order to better align the timing of the Company's financial reporting with the timing of receipt of royalty information by the Company from its OEMs.

     In July 1997, the Company established Peerless Systems Corporation, Ltd. in Japan in order to strengthen relationships within the Asian marketplace.

     CUSTOMERS  The Company's customers currently include, among others, OEM
     ---------
customers, Canon, IBM and Minolta. A significant portion of the Company's revenues in recent years has been concentrated with a limited number of OEM customers, and the Company anticipates that its revenues in the future may be similarly concentrated.

     PRODUCT LICENSING REVENUES  The Company's product licensing revenues are
     --------------------------
comprised of both recurring licensing revenues and one-time licensing fees for source code. Recurring licensing revenues are derived from per unit fees paid quarterly by the Company's OEMs upon shipment or manufacture of products incorporating the Company's technology. Recurring licensing revenues are derived, to a lesser extent, from arrangements in which the Company enables its products to be used with third-party technology such as certain arrangements with Adobe. The Company's one-time licensing fees for source code are paid by OEMs for access to the Company's software, which in turn generates recurring licensing revenues if the software is incorporated into OEM products that are subsequently developed and shipped.

     ENGINEERING SERVICES AND MAINTENANCE REVENUES  The Company's engineering
     ---------------------------------------------
services revenues are derived primarily from adapting the Company's software and supporting electronics to specific OEM requirements. The Company provides its engineering services to OEMs seeking an embedded imaging solution for their digital document products. The Company's maintenance revenues are derived from software maintenance agreements. Maintenance revenues constitute a very small portion of this revenue category.

     REVENUE RECOGNITION  The Company recognizes its recurring product licensing
     -------------------
revenues on a royalty basis, generally when the Company's OEM customers ship products that incorporate the Company's technology. In certain cases, the non-refundable portion of guaranteed royalties is reported as royalty revenues upon receipt by the Company. Generally, the Company recognizes its one-time licensing revenues for software licenses upon shipment to the Company's OEMs. The Company recognizes engineering services revenues over the course of the development work on a percentage-of-completion basis. Maintenance revenues are recognized ratably over the term of the maintenance contract, which generally is twelve months. Licensing revenues are recognized in accordance with Statement of Position 91-1 "Software Revenue Recognition."

RESULTS OF OPERATIONS

Three and Nine Months Ended October 31, 1997 and 1996

     REVENUES  Revenues for the quarter ended October 31, 1997 increased 47% to
     --------
$6.4 million from the $4.4 million reported for the quarter ended October 31, 1996. Revenues for the nine month period ended October 31, 1997 increased 53% to $17.5 million from the $11.5 million reported for the same period last year. The increase in revenues for both the three and nine month periods was driven by an increase in product licensing revenues of 57% and 129%, respectively. These increases were generated by an increase in the shipments and number of products incorporating Peerless imaging technology, as well as high, one-time licensing fees for source code. Most of the growth in the current fiscal year can be attributed to new color laser printers introduced by the Company's OEMs in early fiscal 1998 and an increase in the market penetration of existing products. A growth in engineering services and maintenance revenues also contributed to the increase in total revenues during the current quarter with an increase of 35% to $2.7 million from the $2.0 million reported for the quarter ended October 31, 1996. The growth was generated by increased outsourcing of digital document products by OEMs during the current period.

     GROSS MARGIN  The Company's gross margin as a percentage of total revenues
     ------------
increased to 66% for the quarter ended October 31, 1997 from 63% for the quarter ended October 31, 1996. Gross margin as a percentage of total revenues for the nine months ended October 31, 1997 and 1996 was 68% and 56%, respectively. The improvements in gross margin noted in the current year are primarily attributable to a shift in the revenue mix toward product licensing revenues, which have relatively low costs associated with the revenues being recognized. This shift toward product licensing revenue was more pronounced in the current nine month period when product licensing as a percentage of total revenues increased from 42% for the nine months ended October 31, 1996 to 63% for the nine months ended October 31, 1997.

     RESEARCH AND DEVELOPMENT EXPENSES  Peerless continues to invest heavily in
     ---------------------------------
the future by funding the research and development of new technology solutions. Research and development expenses increased 64% between the quarters ended October 31, 1997 and 1996 and 88% between the nine month periods ended October 31, 1997 and 1996. The expense increases resulted primarily from a growth in the development staff headcount. The increased funding was used to, among other things, continue the development programs associated with the Company's color technology, multi-function technology and application specific integrated circuit ("ASIC") designs.

     SALES AND MARKETING EXPENSES   Sales and marketing expenses increased 11%
     ----------------------------
between the quarters ended October 31, 1997 and 1996 and 35% between the nine month periods ended October 31, 1997 and 1996. These increases reflected a growth in the sales and marketing headcount and an expanded emphasis on industry trade shows and other opportunities to promote the Company's embedded imaging solution. The establishment of a subsidiary in Japan during fiscal 1998 also contributed to the expense growth.

     GENERAL AND ADMINISTRATIVE EXPENSES  General and administrative expenses
     -----------------------------------
for the three month and nine month periods ended October 31, 1997 increased 9% and 23%, respectively, from the comparable periods last year. The expense growth related primarily to an increase in personnel and expenses necessary to support the growth in the Company's operations. General and administrative expenses were 11% and 12% of total revenues for the three and nine month periods ended October 31, 1997, respectively, as compared to 15% for both the three and nine month periods ended October 31, 1996.

     INTEREST INCOME  The Company earned interest income of $387,000 in the
     ---------------
third quarter of fiscal 1998 and $1.0 million in the first nine months of fiscal 1998. Interest income was related to interest and investment income earned on cash equivalents and investments. Interest charges of $925,000 for the nine months ended October 31, 1996 were the result of interest payable on borrowings under the Company's line of credit and the convertible notes payable, which converted to shares of common stock in September 1996 upon the closing of the Company's initial public offering.

     INCOME TAX PROVISIONS  The provisions for income taxes for all periods
     ---------------------
presented are based on the estimated annual effective tax rate and include current federal, state and foreign income taxes. The effective tax rates for the periods differ from the federal statutory rate, primarily as a result of the utilization of net operating loss carry forwards, offset by certain foreign taxes. The higher tax rate in fiscal 1998 is primarily attributable to alternative minimum tax. The Company currently has a $2.4 million valuation allowance against the existing deferred tax assets, substantially all of which is expected to be reversed in the fourth quarter for fiscal 1998, assuming continued profitability.

LIQUIDITY AND CAPITAL RESOURCES

     Compared to January 31, 1997, total assets grew 15% to $40.4 million and stockholders' equity grew 14% to $31.9 million. The Company's cash and short-term investment portfolio totaled $20.9 million at October 31, 1997 and the current ratio was 3.7. Cash generated by operations during the nine months ended October 31, 1997 was $1.7 million compared to the $465,000 used by operations in the comparable period last year.

     Net cash used for investing activities during the nine months ended October 31, 1997 was $21.1 million and was comprised primarily of purchases and sales of short-term and long-term held-to-maturity securities. Additions to property and equipment during the nine months ended October 31, 1997 totaled $866,000 and related primarily to fixed asset purchases associated with a growth in headcount. The additions also included $150,000 in leasehold improvements made to the Company's existing operating facilities. The Company expects to incur an additional $900,000, associated with further improvements to the facilites, in the fourth quarter of fiscal 1998.

     Net cash provided by financing activities in the nine months ended October 31, 1997 was $718,000. This cash resulted from the issuance of shares of common stock under the Company's employee stock purchase plan and the exercise of common stock options. Cash provided by financing activities during the nine months ended October 31, 1996 was $25.8 million which related primarily to net proceeds from the Company's initial public offering in September 1996.

     At present, the Company has available a $2.0 million revolving line of credit with a bank, which is collateralized by substantially all assets of the Company. The line of credit, which terminates in May 1998, unless extended, requires the Company to maintain compliance with certain financial covenants.

CERTAIN BUSINESS RISKS

     In the past, the Company has reported net losses and has only recently reported net income. The Company has accumulated aggregate net losses from inception through October 31, 1997, of approximately $5.8 million. Although the Company has reported net income for the past eight quarters ended October 31, 1997, there can be no assurance that the Company will maintain profitability on a quarterly basis or achieve profitability on an annual basis in the future. The success of the Company and its business strategy is dependent upon, among other things, the ability and willingness of the Company's OEM customers to timely develop and promote digital document products that incorporate the Company's technology. The Company believes that future revenues may be similarly concentrated with a limited number of OEM customers. Consequently, any significant decrease in product sales or reduction in licensing or engineering services with a large OEM customer would have a material adverse effect on the Company's operating results.

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

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1:    LEGAL PROCEEDINGS
           -----------------
     None

Item 2:    CHANGES IN SECURITIES
           ---------------------
     None

Item 3:    DEFAULTS UPON SENIOR SECURITIES
           -------------------------------
     None

Item 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------
     None

Item 5:    OTHER INFORMATION
           -----------------
     None

Item 6:    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------
     (a)  Exhibits

          27 - Financial Data Schedule

     (b)  Reports on Form 8-K

        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



                          PEERLESS SYSTEMS CORPORATION



    By:  /s/ Edward Gavaldon                           Date:  December 8, 1997
        -------------------------
          Edward Gavaldon
Chairman of the Board, President and Chief Executive Officer



    By:  /s/ Hoshi Printer                              Date: December 8, 1997
        -------------------------
          Hoshi Printer
     Chief Financial Officer
and Vice President, Finance and Administration
(Principal Financial and Accounting Officer)