Form 10-K405
period 1998-01-31
PEERLESS SYSTEMS CORP
filed 1998-04-24
CIK 897893

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------
                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For the Fiscal Year Ended                      Commission File Number:
         January 31, 1998                                 000-21287

                                   ---------
                          PEERLESS SYSTEMS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                     95-3732595
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

                               Yes [X]     No[_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

  The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market on April 20, 1998 was approximately $162,750,072.

   The number of shares of Common Stock outstanding as of April 20, 1998 was
                                  10,769,844.

                      DOCUMENTS INCORPORATED BY REFERENCE
  Certain parts of the Peerless Systems Corporation Proxy Statement relating to the annual meeting of stockholders to be held on June 18, 1998 (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.
--------------------------------------------------------------------------------

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 which are subject to the "safe harbor" created by those sections. The forward-looking statements include, but are not limited to, statements related to industry trends and future growth in the markets for digital document products, embedded imaging systems and enterprise networks; the Company's strategies for reducing its customers' costs and time-to-market; the Company's product development efforts; the Company's efforts to secure and protect the rights to its proprietary technology; the effect of GAAP accounting pronouncements on the Company's recognition of revenues; the effect of the Year 2000 Issue on the Company's operations; the Company's future research and development expenditures; the availability of future rental space; the payment of dividends; and the sufficiency of the Company's capital resources. Discussions containing such forward-looking statements may be found in "Business" (which includes "Risk Factors"), "Properties", "Market for Registrant's Common Equity and Related Stockholder Matters" and "Management Discussion and Analysis of Financial Condition and Results of Operations". These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. The Company disclaims any obligation to update these forward-looking statements as a result of subsequent events. The risk factors on pages 12 through 18, among other things, should be considered in evaluating the Company's prospects and future financial performance.

                          PEERLESS SYSTEMS CORPORATION

                          1998 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                  PAGE
                                                                  ----
                                     PART I

Item 1.      BUSINESS...........................................    4
Item 2.      PROPERTIES.........................................   18
Item 3.      LEGAL PROCEEDINGS..................................   18
Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   18

                                    PART II
Item 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY RELATED
             STOCKHOLDER MATTERS................................   19
Item 6.      SELECTED FINANCIAL DATA............................   20
Item 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS................   21
Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........   27
Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE................   27

                                    PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS..................   28
Item 11.      EXECUTIVE COMPENSATION............................   29
Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT....................................   29
Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....   29

                                    PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
              ON FORM 8-K.......................................   30

                                  TRADEMARKS

Memory Reduction Technology (MRT)(R) is a registered trademark of Peerless Systems Corporation. WINEXPRESS(TM), PeerlessPrint(TM) and QuickPrint(TM) are trademarks of Peerless Systems Corporation and are subjects of applications pending for registration with United States Patent and Trademark Office. Peerless Systems(TM) (in English and Japanese Katakana), PEERLESS(TM) (in logo) and P(TM) (in logo) are trademarks and service marks of Peerless Systems Corporation and are subjects of applications pending for registration with the Japanese Patent Office. This Form 10-K also refers to various products and companies by their trademark names. In most, if not all cases, these designations are claimed as trademarks or registered trademarks by their respective companies.

--------------------------------------------------------------------------------

PART I

ITEM 1 -- BUSINESS.

  Peerless Systems Corporation ("Peerless" or the "Company") is a leading provider of software-based embedded imaging systems to original equipment manufacturers ("OEMs") of digital document products. Digital document products include printers, copiers, fax machines and scanners, as well as multifunction products ("MFPs") that perform a combination of these imaging functions. In order to process digital text and graphics, digital document products rely on a core set of imaging software and supporting electronics, collectively known as an embedded imaging system. Peerless' technology and engineering services provide advanced embedded imaging solutions that enable the Company's OEM customers to develop digital printers, copiers and MFPs quickly and cost effectively. The Company markets its solutions directly to OEM customers such as Canon, IBM, Minolta and Ricoh. Peerless was incorporated in California in 1982 and reincorporated in Delaware in September 1996.

INDUSTRY BACKGROUND

  Embedded Imaging Systems

  Today's office environment is increasingly dependent on a variety of electronic imaging products such as printers, copiers, fax machines and scanners, collectively known as digital document products. These imaging products also are becoming common in the home environment. Historically, most electronic imaging products in the office environment have been stand-alone, monochrome (black-and-white) machines, based on analog technology and dedicated to a single print, copy, fax or scan function. However, with the proliferation of personal computers, desktop publishing software and network computing, documents increasingly are being created, stored and transmitted digitally, thereby creating the need for digital document production.

  Digital documents are becoming increasingly complex and may include digital text, line art or photographic images. In order to process and render these documents, digital document products rely upon a core set of imaging software and supporting electronics collectively known as an embedded imaging system. With advances in digital imaging engines such as laser printing engines in the mid-1980s, a common imaging technology foundation for multiple market sectors has emerged. To date, a majority of embedded imaging systems have been developed and produced internally by digital document product manufacturers such as Hewlett-Packard ("HP"), Xerox and Canon. The market for embedded imaging systems represents a small portion of the worldwide market for digital document products. The Company estimates the digital document market, based in part upon data and projections provided by International Data Corporation ("IDC"), was approximately $26 billion in 1996.

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

  Increased Technical Complexity. Initially, the software written for embedded imaging systems supported only monochrome, single-function, low-resolution capabilities. This software was relatively simple and resided on a low-end 8-bit microprocessor platform. However, as technology and end-user requirements have evolved, the embedded imaging task has become significantly more complex. Today, digital imaging engines operate at resolutions of 600 dots per inch and greater, require the support of a variety of document handling options, operate at increased speeds and are beginning to offer high-quality color output. In addition, computers and applications software create increasingly sophisticated documents that incorporate complex graphical content. The data files for these digital documents can be very large and, if left in raw form, can overwhelm the memory and processing power of the digital document product. In response, embedded imaging systems have evolved from 8-bit to 32-bit platforms that often must employ special techniques to manage large data files and minimize memory costs. Most embedded imaging systems use compression techniques to reduce the size of data files, which can result in reduced image quality. The increased complexity of digital document products, the rapid pace of technological change and the increased memory requirements have created increased challenges for digital document product manufacturers, particularly in the core areas of image processing and operating system architecture.

  Increased Reliance on Outsourcing. In addition to the engineering challenges generated by changing technology, digital document product manufacturers are continually subject to a variety of market pressures. Competition in the marketplace, coupled with end-user demand for greater performance at reduced cost has created a growing need to reduce time-to-market and engineering costs. This increased competition is forcing digital document product manufacturers to outsource imaging software and supporting electronics design to embedded imaging systems suppliers in order to include new imaging technologies and minimize development time and cost. The increased role of networking, the emergence of MFPs, the demand for color imaging and the increased technical complexity associated with products meeting these market changes have accelerated this trend towards outsourcing. As digital document product manufacturers move to incorporate imaging technologies from outside suppliers, their internal resources are freed to focus on their core competencies in product differentiation, marketing and distribution. Additionally, there has been no established comprehensive embedded imaging system standard for the digital document product industry to date. However, as the digital document product market sectors converge and the complexity of imaging technology intensifies, Peerless believes digital document product manufacturers will realize significant cost and time-to-market advantages by utilizing a single open embedded imaging system standard across multiple digital document product market sectors. See "Competition" and "Risk Factors--Technological Change;
Dependence on the Digital Document Product Market" for a discussion of these forward-looking statements.

  Demand for Color Imaging. Although many office computers have color displays, and the graphical content available to office users via the Internet and advanced office applications make heavy use of color, most digital document products found in today's office environment still generate monochrome output. In the 1990s, color inkjet printers were introduced into the small office/home office (SOHO) market and color laser printers were introduced into the office marketplace. In the SOHO market, most color inkjet printers are typically limited by output speeds of one or fewer pages per minute. In the office market, color laser printers have been limited by technology and unit costs that remain significantly higher than monochrome laser printers. In addition, the printing speeds for color continue to be significantly slower than monochrome laser printers. Furthermore, digital document product manufacturers are developing tandem engines which are comprised of multiple imaging stations dedicated to individual colors used in the printing process. Although these products hold the promise of raising desktop office color printing speeds to monochrome levels of performance, embedded imaging systems that can produce high quality output from these tandem engines are limited in the market. As a result, market pressures for advanced embedding imaging systems that enable high quality and improved price/performance for both SOHO and office color products remain high. In addition, new digital appliances such as digital cameras are creating an intensified need for photoquality color printing capabilities. Although digital document engine manufacturers have developed color hardware technology that is now capable of supporting high speed photoquality color printing, the output produced by today's digital document products, in many cases, continues to be limited by existing embedded imaging systems. Today's embedded imaging systems are challenged by the transition from monochrome to color output because the simultaneous implementation of four planes of color coupled with up to 8 bits per pixel at increased resolution significantly increases the size of the digital document data stream. As a result, there is a need for embedded imaging systems that can support the accelerated performance requirements of high density color output.

  Emergence of Multifunction Products. The advent of MFPs has eroded the boundaries between the previously distinct printer, copier, fax and scanner market sectors. MFPs, ranging from small home products to large office devices, offer several of these functions for significantly less cost than would otherwise be incurred by purchasing these products separately. Each of the dominant vendors in the printer, copier and fax markets have now introduced MFPs, which have required each of them to broaden their imaging expertise. At the same time, the need for concurrent processing of multiple digital document product functions has created the need for real-time, multitasking operating system support.

  Increased Role of Networking. Within the office environment, digital document products increasingly are deployed in a networked configuration. According to projections by IDC, 70% of laser printers sold in the United States in 1996 were estimated to have been connected to enterprise networks, and this percentage is expected to increase to 87% by 2001. See "Risk Factors--Developing Markets" for a discussion of this forward-looking statement. Because multiple local area network protocols and network operating systems are deployed in the corporate network environment, networked digital document products must support a broad array of networking technologies to maximize accessibility by various user groups. The network environment is also changing rapidly and becoming increasingly complex, with a growing requirement for remote network management that extends across local area networks, wide area networks and the Internet. In addition, because the majority of office digital document products are networked, the image processing intelligence may be partitioned and located anywhere within the network: at the site of document or image origination, at a server, or, as is typically the case today, inside the digital document product itself. In some instances, such as when printing to a remote location, it can be advantageous to perform image pre-processing and compression at the document origination site prior to transmission over usage-sensitive or congested facilities. In other instances, such as when printing from a graphics workstation, it can be advantageous to perform most of the image processing at the printer in order to offload a host computer that is under a heavy workload. In order to accommodate the emerging needs of the networked office environment, an optimal embedded imaging system must employ a modular architecture capable of serving and managing distributed corporate resources.

  Advent of Digital Photography. The emergence of digital cameras capable of producing images of near-film quality and the increasing popularity of these devices has created a need for editing and directly printing these images to a variety of digital document products without an intermediary computer. Many of today's digital camera manufacturers are restricted to a single specific printer to which their camera can print directly. This limitation may restrict the appeal of their products to potential buyers. The lack of a standard embedded imaging solution to accomplish these tasks has created new technical challenges for both digital camera manufacturers and the digital document product market.

PEERLESS PRODUCTS AND SOLUTIONS

  Peerless is a leading provider of embedded imaging systems for the digital document product market. The Company's technology and engineering services provides advanced embedded imaging solutions that enable the Company's OEM customers to develop digital printers, copiers and MFPs quickly and cost effectively. The Company delivers its products to its OEM customers in multiple ways: 1) licensing of the Company's standard imaging technology for the OEM's internal product development; 2) turnkey product development whereby the Company provides the technology and the additional engineering services necessary to integrate the appropriate technology into a complete embedded imaging system solution optimized to the OEM's specific requirements or 3) a co-development relationship that combines the licensing of Peerless technology with joint Peerless and OEM engineering resources.

  Products and Services

  The Company has designed its embedded imaging technology with a modular architecture that addresses a broad spectrum of digital document product solutions tailored to an individual OEM's requirements. Peerless offers its OEMs the flexibility to selectively optimize solutions for monochrome and color, networking support, languages or multifunction features for their digital document products. Peerless also offers engineering services to allow OEMs to outsource the development of the entire embedded imaging system for a digital document product. The Company's products include the following technologies and services:

  Object-Based Imaging System. PeerlessPage is a complete object-based imaging system including a high-performance real-time operating system kernel, printing engine driver, object-based image processing model, graphics library, font management, hard disk management, print job management and user control panel interface. The scaleable nature of the Company's technology enables it to serve both the low cost and high performance sectors of the market. The multitasking operating system enables the Company to manage concurrent processing of digital document product tasks for the MFP marketplace. For added performance and flexibility, the Company's imaging system may be implemented to operate in a distributed fashion, allowing for portions of the imaging processing task to take place in the originating host computer, in the digital document product or elsewhere in the network. Color extensions to PeerlessPage support the unique requirements of color printers. Extensions to support MFPs have been developed to provide multitasking capability.

  Page Description Languages. The Company provides OEMs with support for the most widely used and standard page description languages ("PDLs"), Adobe's PostScript Software and Hewlett-Packard's Printer Control Language ("PCL").
The Company offers PeerlessPrint technology, which emulates Hewlett-Packard's PCL. The complete range of printing language products includes PeerlessPrint5E, 5C and XL. PeerlessPrint5E provides compatibility with HP's PCL 5e language utilized in their LaserJet 5P, 5Si, LJ4000 and LJ5000 laser printer products, as well as enhancements to support higher resolutions and added paper handling options. PeerlessPrint5C is designed to provide compatibility with HP's PCL 5C utilized in its Color LaserJet 5M and high-end inkjet products. PeerlessPrintXL provides monochrome and color compatibility with HP's latest PCL XL language. As a third-party co-developer, the Company provides an optimized, high performance integration of Adobe PostScript 3 into the PeerlessPage imaging system for customers desiring to license PostScript from Adobe Systems Incorporated ("Adobe"). The Company's WinEXPRESS languages have been designed to provide host-based printing solution for low cost monochrome and color printers and MFPs.

  PC Software. The Company provides a complete set of PeerlessPrint drivers that optimize the printing process in the Windows 3.1, 95, 98 and the NT 4.0 environments. Windows NT 5.0 is planned as a future release.

  ASICs and Integrated Processors. The Company designs application specific integrated circuit ("ASIC") solutions for the office and SOHO sectors of the digital document product marketplace. These ASICs provide a silicon-based implementation of key components of its imaging software. Peerless has licensed these designs to semiconductor manufacturers, such as IBM Microelectronics and Motorola who, in turn, have the right to manufacture and sell these ASICs directly to digital document product manufacturers. The Company's QuickPrint line of imaging ASIC co-processors and integrated processors incorporate basic components of the Company's imaging system into a silicon solution to reduce controller costs and enhance overall performance. For the high performance sector of the office market, the Company offers specialized co-processors that accelerate the Peerless imaging software and incorporate controller functionality and imaging features to provide both cost savings and performance enhancements. The Company currently markets the QP 1700 and the QP 1800 ASICs. Additionally, the Company has introduced the QP+401 which is expected to be available in fiscal 1999.

  In addition, the Company, in partnership with Rockwell Semiconductor Systems, Inc. ("Rockwell"), is developing an integrated processor solution for the multifunction SOHO inkjet market which will incorporate Peerless' object-based imaging system and Rockwell's fax technology into a low cost chipset solution.

  Networking Technology. The Company has designed a standardized networking interface, the Peerless Standard Input/Output ("PSIO") interface, to enable its digital document product OEMs to reduce custom development costs for their networking solutions. In addition, Peerless supports a broad array of networking protocols, allowing its OEM customers to address the majority of end-user networking requirements. To accommodate the need for remote network management of digital document products over LANs and across wide area networks, including intranets, the Company supplies management information base ("MIB") tables that may be utilized by open industry-standard network management systems.

  Engineering Services. For those OEMs that wish to outsource the development of some or all of the embedded imaging system for a digital document product, the Company offers engineering services. This can include controller design and custom engineering for vendor-specific features that complement the Company's standard imaging technology. In addition, during fiscal 1998 the Company established the Peerless Development Partner Program to give Peerless and OEM customers the option of using an independent development partner closely allied with Peerless for product development and integration services.


  SOLUTIONS

  The Company's technology can be leveraged to provide a wide range of scaleable solutions:

  Monochrome Solution. The Company's monochrome solution targets low cost, networkable office laser printers. The Company's color imaging technology also provides photographic quality image printing on monochrome products.

  Multifunction Solution. The Company's MFP imaging solutions target lower-cost inkjet products (currently under development), fax or laser-based workgroup MFP products and high-speed copier-based MFP products. The lower-cost inkjet solution, currently under joint development with Rockwell, will combine Peerless imaging technology and Rockwell fax technology. The higher-end solutions combine the Company's networkable imaging products with MFP-specific extensions to facilitate printing, copying, faxing and scanning by the same digital document product. The Company's solutions provide multifunction capability, but the Company does not provide stand-alone fax or copier solutions. During fiscal 1998, the Company announced its first object-based embedded imaging system for a color MFP, a fax-based MFP and a high-speed MFP capable of print speeds of up to 40 pages per minute.

  Color Solution. The Company's color imaging solutions target OEM requirements for a broad range of color imaging devices. The Company's proprietary object-based image system reduces memory requirements for printing color pages while simultaneously accelerating the document imaging process and increasing print quality. During fiscal 1998, the Company released its first embedded object-based imaging system for a desktop color laser printer to an OEM customer.


TECHNOLOGY

  The Company develops unique technologies for the embedded imaging systems marketplace that provide meaningful improvements in performance, cost and time to market for Peerless' OEMs. The Company's proprietary embedded, object-based imaging system reduces the size of digital document product imaging files with virtually no noticeable loss of visual quality. This proprietary technology enables the Company's OEM customers to reduce memory cost and increase print quality and speed while eliminating or reducing the need for incremental compression technology. When optimized, this component of the embedded imaging system can provide significant cost savings and performance differentiation to digital document product manufacturers. The Company incorporates complementary technologies, or makes its technologies compatible with third-party technologies, in order to provide its customers with a more comprehensive imaging solution.

  Object-Based Image Processing. Most other embedded imaging systems utilize similar methods of processing document imaging information. They convert a file that represents a document page into a bitmap and then process all page elements as a collection of pixels. Because bitmaps generate large files, the image processing task can become time-consuming, requiring subsequent document pages to be stored in memory while previous pages are being processed. To accommodate memory limitations, file compression technologies are often utilized. These compression technologies frequently result in a loss of clarity and detail in the printed document and require significant processing power.

  Peerless has developed a proprietary approach to the embedded imaging task. Rather than recognizing a page image as a collection of pixels, the Peerless object-based image processing technology recognizes basic imaging elements in the document, differentiating between text, line art and photographs much as the human eye does. Peerless' software then creates a display list of image objects as an intermediate representation of the document to be printed. This display list is a more concise means of representing the imaging information of the document, enabling complex imaging data to be processed more quickly and with less memory, typically without resorting to compression techniques that degrade the image. For high performance applications, the display list can be processed in real time with assistance from a Peerless-designed graphics co-processor embedded in the digital document product. Because Peerless technology can enable the page image to be processed in real time, concurrent with the transmission of the document print file, memory requirements can be reduced and performance can be enhanced. Furthermore, the image quality or resolution can be reduced to accommodate limitations in the digital document product's memory, or progressively enhanced by installation of additional digital document product memory. The Company's object-based image processing technology provides more significant benefits as the image processing workload increases, which occurs with increased resolution or a transition from monochrome to color. The Company holds three patents in the United States covering certain aspects of its object-based imaging approach.

  Systems Architecture. The Company has developed standardized interfaces for the Company's family of products that enable the Company's imaging solution to be ported to a variety of platforms, languages and applications. For example, the standardized PeerlessPage interface provides the ability to support multiple printing languages. The PeerlessPage object-based imaging system is both platform- and device-independent and is able to accommodate a variety of print engines and controller architectures. The Company has also developed an applications interface that enables the support of features such as spooling, stored macros, stored forms, electronic collation and stapling.

  Technology Partners. The Company has established relationships that permit it to offer to its customers complementary technologies through technology partners. For example, Peerless has licensed (for internal development purposes) the right to use Adobe's PostScript Software to enable the Company's products to be used with Adobe's PostScript Software. The Company's relationship with Adobe permits the Company to offer a convenient and optimized Adobe PostScript-enabled solution. Furthermore, the Company has established relationships with Emulex and Osicom that allow the Company to support network printing under a wide range of networking technologies. The Company also has an agreement with HDE, Inc. for an internet printing solution and has licensed MFP host software from Jetfax. In addition, the Company incorporates font rasterizers into its imaging solution to enable its OEMs to license font technology from providers such as Agfa and Bitstream. The Company has also established semiconductor agreements with leading developers and manufacturers of RISC microprocessors in order to offer integrated processor and coprocessor solutions. The integrated processors combine the Company's basic digital document product functionality with an industry-standard microprocessor.

  In October 1996, the Company entered into an agreement with Rockwell Semiconductor Systems, Inc. ("Rockwell"), a major developer and manufacturer of communication chips, relating to the licensing of Peerless technologies and engagement of Peerless technical personnel for engineering development services. The agreement covers a joint development effort between Rockwell and Peerless to specify, design and produce an integrated semiconductor solution for multifunction products that combines Rockwell's fax technology and Peerless' embedded imaging technology. See "Risk Factors - Potential Fluctuations in Quarterly Results; Seasonality; Revenue Reporting" for further discussion of this agreement.

  Digital Device Technology. The Company is in the early stages of core technology development for a digital device and is focusing primarily on digital photography. Future revenue associated with this digital device technology will depend on the success of the Company's underlying development and marketing efforts.

CUSTOMERS AND MARKETS

  CUSTOMERS

  Peerless markets its imaging technology to OEMs manufacturing digital document products for the high performance sector of the office market and to semiconductor OEMs in the low cost sector of the office and personal use market. In addition, the Company markets its imaging technology to technology partners, which incorporate certain components of the Company's technology into integrated product offerings that are ultimately marketed to digital document OEMs. With the exception of technology partners such as Adobe and Rockwell, the Company has derived substantially all of its revenues in recent years from direct sales to digital document product OEMs, including Canon, IBM and Minolta.

  MARKETS

  Enterprise Office Market. The office sector of the digital document product market is characterized by digital document products ranging in price from approximately $1,000 to in excess of $20,000 each. These products typically offer high performance differentiated by customized features. In many cases, digital document product manufacturers demand turnkey, customized embedded imaging solutions that include imaging software, controller design and network interface card design. As a result of these unique requirements, Peerless typically addresses the high performance sector of the digital document product market via direct OEM relationships with individual digital document product manufacturers. The Company's major customers in the office market in the fiscal year ended January 31, 1998 included Adobe, Canon, IBM and Minolta.

  Small Office/Home Office Market. The low-cost sector of the digital document product market, sometimes called the Small Office/Home Office ("SOHO") market, is characterized by digital document products with prices under $1,000 that typically emphasize price/performance over customized features. For the SOHO market, Peerless has entered into a joint development agreement with Rockwell to produce a chipset that integrates components of the Company's imaging software and Rockwell's fax technology into semiconductor firmware. Peerless has licensed its technology to Rockwell, which has the rights to manufacture and sell this chipset directly to digital document product manufacturers. Rockwell is presently the Company's sole customer in the SOHO market. See "Risk Factors-- Dependence on Sole Source Providers."

  Asian Markets. Peerless' Asian customers are comprised primarily of companies headquartered in Japan. These Japanese customers sell products containing Peerless' technology primarily in the North America and European marketplaces. Despite a recent downturn in the Asian economy, the Company has not experienced a decrease in its sales to Asian customers. See "Risk Factors - International Activities" for further discussion on Asian markets.

SALES AND MARKETING

  The Company markets its products to the leading OEMs that sell digital document products into the worldwide market. The Company directs most of its sales efforts through its headquarters in California and its subsidiary in Japan. Sales to European digital document products manufacturers are conducted out of the Company's California headquarters.

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

  The Company's engineering services personnel work closely with OEMs that desire a turnkey solution, developing customized interfaces and applications specific to individual OEMs. The Company typically receives a fee for such engineering services. As part of its corporate strategy, the Company leverages its engineering services capability to penetrate emerging market sectors where applications and interfaces have not fully evolved.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

  The Company's success is heavily dependent upon its proprietary technology. To protect its proprietary rights, the Company relies on a combination of patent, copyright, trade secret and trademark laws as well as nondisclosure and other contractual restrictions. The Company holds three patents issued in the United States, one of which is also issued in France, Germany and Great Britain. The issued patents relate to techniques developed by the Company for generating output for continuous synchronous raster output devices, such as laser printers. The Company has three applications pending in Japan, three applications pending in the European Patent Office and five application pending in the United States. There can be no assurance that patents held by the Company will not be challenged or invalidated, that patents will issue from any of the Company's pending applications or that any claims allowed from existing or pending patents will be of sufficient scope or strength (or issue in the countries where products incorporating the Company's technology may be sold) to provide meaningful protection or any commercial advantage to the Company. In any event, effective protection of intellectual property rights may be unavailable or limited in certain countries. The status of United States patent protection in the software industry is not well defined and will evolve as the United States Patent and Trademark Office grants additional patents. Patents have been granted to fundamental technologies in software after the development of an industry around such technologies and patents may be issued to third parties that relate to fundamental technologies related to the Company's technology.

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

COMPETITION

  The market for embedded imaging systems for digital document products is highly competitive and characterized by continuous pressure to enhance performance, add functionality, reduce costs and accelerate the release of new products. The Company competes on the basis of technology expertise, product functionality, development time and price. The Company's technology and services primarily compete with solutions developed internally by OEMs. Virtually all of the Company's OEMs have significant investments in their existing solutions and have the substantial resources necessary to enhance existing products and to develop future products. These OEMs have or may develop competing embedded imaging systems technologies and may implement these systems into their products, thereby replacing the Company's current or proposed technologies, eliminating a need for the Company's services and products and limiting future opportunities for the Company. The Company therefore is required to persuade these OEMs to outsource the development of their embedded imaging systems and to provide products and solutions to these OEMs that cost-effectively compete favorably with their internally developed products. The Company also competes with software and engineering services provided in the digital document product marketplace by other systems suppliers to OEMs. In this regard, the Company competes with, among others, Electronics for Imaging and Xionics Document Technologies.

  As the industry continues to develop, the Company expects that competition and pricing pressures will increase from OEMs, existing competitors and other companies may enter the Company's existing or future markets with similar or substitute solutions that may be less costly or provide better performance or functionality. The Company anticipates increasing competition for its color and multifunction products, particularly as new competitors develop and enter products in this emerging market. Some of the Company's existing competitors, many of its potential competitors and virtually all of the Company's OEMs have substantially greater financial, technical, marketing and sales resources than the Company. In the event that price competition increases, competitive pressures could cause the Company to reduce the amount of royalties received on new licenses and to reduce the cost of its engineering services in order to maintain existing business and generate additional product licensing revenues, which could reduce profit margins and result in losses and a decrease in market share. No assurance can be given as to the ability of the Company to compete favorably with the internal development capabilities of its current and prospective OEM customers or with other third-party embedded imaging system suppliers, and the inability to do so would have a material adverse effect on the Company's operating results.

EMPLOYEES

  As of January 31, 1998, the Company had a total of approximately 160 employees and independent contractors. None of the Company's employees is represented by a labor union, and the Company has never experienced any work stoppage. The Company considers its relations with its employees to be good.



RISK FACTORS

  Investors in the Company should be aware of the following risks and uncertainties that could materially affect the Company's results of operations and the market for the Company's securities.

  History of Operating Losses; Accumulated Deficit. The Company has been profitable only since the quarter ended December 31, 1995. The Company recognized net losses of approximately $639,000 and $1.2 million for the fiscal years ended December 31, 1995 and 1994, respectively. The Company's historical losses have resulted in an accumulated deficit of approximately $3.9 million as of January 31, 1998. Although the Company reported net income of $4.9 million and $4.4 million for the fiscal years ended January 31, 1998 and 1997, respectively, there can be no assurance that the Company will maintain profitability on a quarterly or annual basis in the future.

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

  In October 1996, the Company entered into an agreement with Rockwell Semiconductor Systems, Inc., a major developer and manufacturer of fax and modem chips, relating to the licensing of Peerless technologies and engagement of Peerless technical personnel for engineering development services. Pursuant to the agreement, the Company is entitled to engineering service payments, development license fees and prepayment of royalty guarantees. The agreement provides that Rockwell may terminate the relationship for any reason upon 60 days notice and with notice in the event of a material breach. If the agreement is terminated for a material breach by Peerless prior to the shipment of the licensed product developed under this agreement, Peerless is obligated to a return a portion of the licensing fees previously paid. No assurance can be given as to the ability of the Company to perform in accordance with the terms of the agreement or as to the ability or willingness of Rockwell to continue developing, marketing and selling proposed products covered by the agreement. Thus, the achievement of, or failure to achieve, certain milestones under this agreement, the development and sale of, or failure to develop and sell, products under this agreement, or the termination, with or without a material breach, of this agreement, may cause the Company's revenues to fluctuate significantly from quarter to quarter.

  Dependence on Market Success of Third Parties. With the exception of Adobe and Rockwell, substantially all of the Company's revenues in recent years have been derived from digital document product OEMs. The Company's revenues are dependent upon, among other things, the ability and willingness of these OEMs to timely develop and promote digital document products that incorporate the Company's technology. The ability and willingness of these OEMs to do so is based upon a number of factors, such as: the timely development by the Company and the OEMs of new products with new functionality, increased speed and enhanced performance at acceptable prices to end users; development costs of the OEMs; licensing and engineering fees of the Company; compatibility with emerging industry standards; technological advances; patent and other intellectual property issues; competition generally; and overall economic conditions. Many of these factors are beyond the control of the Company and, to a lesser extent, also may be beyond the control of any of the OEMs. Many of these OEMs are concurrently developing and promoting products that do not incorporate the Company's technology. In such cases, the OEMs may have profitability or other incentives to promote internal solutions or competing products in lieu of products incorporating the Company's technology. No assurance can be given as to the ability or willingness of the Company's OEMs to continue developing, marketing and selling products incorporating the Company's technology. Since the Company's business is entirely dependent on its relationships with its OEMs, the inability or unwillingness of any of the Company's significant OEMs to continue its relationship with the Company and to develop and promote products incorporating the Company's technology would have a material adverse effect on the Company's operating results.

  Concentration of Revenues. The Company's customers that individually comprised more than 10% of the Company's total revenues for the year ended January 31, 1998 were Adobe, Canon, IBM, Minolta and Rockwell. Revenues from the Company's top four customers accounted for approximately 60%, 61% and 74% of the Company's total revenues for the fiscal years ended January 31, 1998 and 1997 and December 31, 1995, respectively, and the Company anticipates that its revenues in the future will be similarly concentrated with a limited number of customers. The Company's largest customers vary to some extent from year to year as product cycles end, contractual relationships expire and new products and customers emerge. Many of the engineering services and licensing arrangements with the Company's customers are provided on a project-by-project basis, are terminable with limited or no notice and, in certain instances, are not governed by long-term agreements. There presently are only a limited number of customers in the digital document product market to which the Company markets its technology and services. Therefore, the ability of the Company to replace a lost customer or offset a significant decrease in the revenues from a customer may be significantly limited. In addition, the Company's larger customers at times have required that the Company offer new technology directly to them prior to offering it to other customers and have attempted to restrict the Company from licensing the technology utilized by these customers to customers developing potentially competing products. Although the Company has not granted exclusive rights with respect to its core technologies, the Company has granted exclusive rights in unusual circumstances with respect to derivative software developed by the Company in support of a specific customer's proprietary products or technologies. No assurance can be given, however, that the Company will not, in the future, grant broader exclusive rights to its technology in order to enter into a licensing agreement with a customer, or that an unwillingness to grant such exclusive rights will prevent the Company from entering into such a licensing agreement. The Company also is subject to a credit risk associated with the concentration of its accounts receivable from these customers. No assurance can be given as to the ability or willingness of any of the Company's customers to continue utilizing the Company's services and technology consistent with past practice or at all, or as to the ability of the Company in the future to sell its services and technology consistent with past practice or at all to its existing or new customers. Any significant decrease in sales of products by, or a reduction in licensing or engineering services to, the Company's larger customers, any failure of the Company to replace its existing customers or to enter into relationships with new customers in accordance with the Company's expectations, or any delay in or failure to make the payments due to the Company from such customers could have a material adverse effect on the Company's operating results.

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

  Developing Markets. A substantial portion of the Company's recent development efforts has been directed at the development of new embedded imaging technologies, particularly for laser and inkjet MFPs, color products and digital photography. The markets for these products are new and rapidly evolving. The Company's OEMs currently are selling laser monochrome and color network printers and MFPs incorporating the Company's technology. Although certain of the Company's technology currently is available to OEM customers, once an agreement with an OEM is entered into, the technology must undergo further development, or customization, before it can be incorporated into an OEM's specific digital document product. The Company's OEMs have not yet shipped any inkjet products incorporating the Company's technology, and the Company has limited experience in the SOHO market to date. Further, the Company's digital photography effort remains in the early start-up phase and the Company has signed no OEM contracts for this technology to date. The Company's future success will be dependent to a significant degree upon broad market acceptance of its technologies under development. This success will be dependent in part on the ability of the Company's OEMs to develop new products that provide the functionality, performance, speed and network connectivity demanded by the market at acceptable prices, and to convince end users to adopt new generation products for office and desktop use. There can be no assurance that: the market for MFP, color printing and other products proposed by the Company will develop or continue to expand; the Company will be able to offer in a timely manner, if at all, its new technologies; the Company's OEM customers will choose the Company's technology for use in their MFPs, color printers, digital cameras or other products; the Company's OEM customers will be successful in developing such MFPs, color printers, digital cameras and other products; or such products will gain market acceptance. The failure of any of these events to occur would have a material adverse effect on the Company's operating results.

  Dependence on Sole Source Providers. The Company is dependent on three independent parties, Motorola, IBM Microelectronics and Intel, each of which provides unique application specific integrated circuits ("ASICs") incorporating the Company's imaging technology to certain of the Company's OEMs. The Company has a set of relationships with Adobe that address many critical aspects of the Company's OEM customers' needs. The Company has licensed (for internal development purposes) from Adobe the right to use Adobe's PostScript Software to enable the Company's products to be used with Adobe's PostScript Software, has licensed to Adobe several of the Company's technologies and has developed technologies for Adobe for which the Company receives royalties and engineering services fees, and is currently seeking to license color matching technology from Adobe. These sole source providers are subject to materials shortages, excess demand, reduction in capacity and/or other factors that may disrupt the flow of goods to the Company's customers and thereby adversely affect the Company's customer relationships. Any such disruption could limit or delay production or shipment of the products incorporating the Company's technology, which could have a material adverse effect on the Company's operating results.

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

  International Activities. Revenues from sales to the Company's customers outside the United States accounted for 46%, 38% and 41% of the Company's total revenues for the fiscal years ended January 31, 1998 and 1997 and December 31, 1995, respectively. Therefore, the Company is substantially dependent on its international business activities. Further, the Company expects that sales to customers located outside the United States may increase in absolute dollars in the future. The international market for products incorporating the Company's technology is highly competitive, and the Company expects to face substantial competition in this market from established and emerging companies and technologies developed internally by its OEMs. Risks inherent in the Company's international business activities also include currency fluctuations, changes in the economic condition of foreign countries, the imposition of government controls, tailoring of products to local requirements, trade restrictions, changes in tariffs and taxes, and the burdens of complying with a wide variety of foreign laws and regulations, any of which could have a material adverse effect on the Company's operating results. Although all of the Company's contracts are, and the Company expects that its future contracts will be, denominated in U.S. dollars, there can be no assurance that its contracts with international OEMs in the future will be denominated in U.S. dollars. In the event that one or more contracts are denominated in foreign currencies, the Company will be subject to additional risks associated with currency fluctuations, which could have a material adverse effect on the Company's operating results.

  During the past year, the Asian economy has experienced a downturn. As a result, some members of the imaging industry have recently reported negative financial impacts attributable to a decrease in demand from Asian customers. Peerless' Asian customers are comprised primarily of companies headquartered in Japan. These Japanese customers sell products containing Peerless' technology primarily in the North American and European marketplaces. There can be no assurance that revenues from Asian customers will not decline in future quarters.

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

   Year 2000 Compliance. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

   Based on a recent assessment, the Company will be required to modify certain support software so that its computer systems will properly utilize dates beyond December 31, 1999. Management believes that the Company's engineering and development tools will not be impacted by the Year 2000 Issue as they are not date sensitive. The Company believes that the exposure, if any, to contingencies related to the Year 2000 Issue for products developed for OEMs is not material. The Company is currently developing a plan that would include initiating formal communications with all of its significant vendors, large customers and development partners to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issues.

   The estimated cost to complete the project is not expected to have a material effect on the financial position or results of operations of the Company. The Company will utilize both internal and external resources for Year 2000 software modifications. The Company presently believes that with the identified modifications, the Year 2000 Issue can be mitigated. However, if the modifications are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. Further, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.


ITEM 2 -- PROPERTIES.

  The Company leases its principal facilities in El Segundo, California. The Company expanded its facilities during the year ended January 31, 1998 from 30,000 square feet to 47,000 square feet as part of an amendment to the existing lease agreement. The lease, as amended, expires in March 2007. The Company also leases office space in Japan. The Company believes that suitable additional facilities or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3 -- LEGAL PROCEEDINGS.

  The Company is not a party to any material litigation or legal proceedings.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of the Company's stockholders during the fourth quarter of fiscal 1998.

PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   The Company's Common Stock is traded on the Nasdaq National Market under the symbol "PRLS". The table below sets forth, during the periods indicated, the high and low sales price for the Company's Common Stock as reported on the Nasdaq National Market.

                            Year Ended
           ------------------------------------------------
             January 31, 1998           January 31, 1997
           --------------------     -----------------------
Quarter     High         Low           High          Low
--------   -------     --------     ----------    ---------
First      $20.750       $8.500     Not Yet Publicly Traded
Second     $17.000      $10.250     Not Yet Publicly Traded
Third      $17.250      $12.500       $13.000       $10.250
Fourth     $16.375       $9.000       $23.000       $10.500

   As of April 20, 1998, there were approximately 128 holders of record of the Company's Common Stock.


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

ITEM 6 - SELECTED FINANCIAL DATA

   The statement of operations data for the years ended January 31, 1998 and 1997 and December 31, 1995 and the balance sheet data at January 31, 1998 and 1997, are derived from, and should be read in conjunction with, the audited financial statements and notes thereto included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 1994 and 1993 and the balance sheet data at January 31, 1996 and at December 31, 1995, 1994, and 1993 are derived from audited financial statements not included in this Form 10-
K. The data set forth below (in thousands, except per share data) are qualified in their entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere in this Form 10-K.

                                                               YEARS ENDED
                                                              JANUARY 31, (1)              YEARS ENDED DECEMBER 31,
                                                         -----------------------   ------------------------------------
                                                            1998          1997        1995        1994         1993
                                                         ----------   ----------   ----------   ----------   ----------
STATEMENT OF OPERATIONS DATA:
    Revenues:
       Product licensing                                   $15,806      $ 8,322      $ 4,774     $  4,394     $  1,586
       Engineering services and maintenance                  9,557        7,699        5,639        4,942        3,655
                                                           --------     ---------    --------    ---------    ---------
          Total revenues                                    25,363       16,021       10,413        9,336        5,241
                                                           --------     ---------    --------    ---------    ---------
    Cost of revenues:
       Product licensing                                       141          144          143          218          341
       Engineering services and maintenance                  7,974        6,123        5,111        5,457        5,095
                                                           --------     --------     --------    ---------    ---------
          Total cost of revenues                             8,115        6,267        5,254        5,675        5,436
                                                           --------     --------     --------    ---------    ---------
              Gross margin                                  17,248        9,754        5,159        3,661         (195)
                                                           --------     --------     --------    ---------    ---------
    Operating expenses:
       Research and development                              4,604        2,701        2,088        1,767        1,766
       Sales and marketing                                   3,732        2,746        2,142        1,878        1,656
       General and administrative                            2,915        2,546        1,293        1,000        1,048
                                                           --------     --------     --------    ---------    ---------
          Total operating expenses                          11,251        7,993        5,523        4,645        4,470
                                                           --------     --------     --------    ---------    ---------
    Income (loss) from operations                            5,997        1,761         (364)        (984)      (4,665)
    Interest income (expense), net                           1,391          186         (176)        (118)         (96)
                                                           --------     --------     --------    ---------    ---------
       Income (loss) before income taxes                     7,388        1,947         (540)      (1,102)      (4,761)
    Provision (benefit) for income taxes                     2,444       (2,500)          99          124           63
                                                           --------     --------     --------    ---------    ---------
    Net income (loss)                                      $ 4,944      $ 4,447      $  (639)    $ (1,226)    $ (4,824)
                                                           ========     ========     ========    =========    =========
    Net income (loss) per share - assuming dilution (2)    $  0.42      $  0.46      $ (0.24)    $  (0.47)    $  (1.89)
                                                           ========     ========     ========    =========    =========
    Shares used in per share calculation (2)                11,652        9,893        2,664        2,599        2,556
                                                           ========     ========     ========    =========    =========
                                                                    JANUARY 31, (1)                         DECEMBER 31,
                                                         ------------------------------------   ------------------------------------
                                                            1998          1997        1996        1995         1994          1993
                                                         ----------   ----------   ----------   ----------   ----------   ----------
BALANCE SHEET DATA:
    Cash and cash equivalents                              $ 3,199      $24,162      $   722     $ 1,184      $   393      $    771
    Working capital (deficit)                               23,713       25,056       (2,608)     (2,307)      (3,192)       (2,477)
    Total assets                                            40,095       35,109        4,041       4,185        3,541         3,221
    Long-term obligations                                      421          317        4,286       4,299        2,594         2,296
    Redeemable Preferred Stock                                   -            -        5,932       5,931        6,645         6,422
    Total stockholders' equity (deficit)                    33,807       28,064      (11,867)    (11,596)     (11,941)      (10,528)

_________
(1) The Company changed its fiscal year end to January 31, beginning February 1, 1996.

(2) See Note 8 of Notes to Financial Statements for a description of the computation of the net income (loss) per share and the number of shares used in the per share calculation for the years ended January 31, 1998 and 1997 and December 31, 1995.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  This report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements as a result of certain factors, including those set forth below, under "Risk Factors" and elsewhere in this report.

OVERVIEW

  The Company provides software-based embedded imaging systems to OEMs of digital document products. The Peerless family of products and engineering services provides advanced embedded imaging technologies that enable the Company's customers to develop digital printers, copiers and MFPs quickly and cost effectively. The Company's revenues are comprised of both recurring and one-time development licensing fees, as well as engineering services and maintenance fees related to the Company's embedded imaging software and supporting technologies. The Company changed its fiscal year end from December 31 to January 31, commencing February 1, 1996, in order to better align the timing of the Company's financial reporting with the timing of receipt of royalty information by the Company from its OEMs. Accordingly, information for the year ended January 31, 1997 is compared with the information for the year ended December 31, 1995. No analysis is provided for the month ended January 31, 1996.

  The Company's product licensing revenues are comprised of both recurring licensing fees and one-time development licensing fees for source code. Recurring licensing revenues are derived from per unit fees paid quarterly by the Company's OEMs upon shipment or manufacture of products incorporating the Company's technology. Recurring licensing revenues are derived to a lesser extent from arrangements in which the Company enables its products to be used with third-party technology, such as certain arrangements with Adobe. The Company's one-time development licensing fees for source code are paid by OEMs for access to the Company's software, which in turn generates recurring licensing revenues if the software is incorporated into OEM products that are subsequently developed and shipped.

  The Company's engineering services revenues are derived primarily from adapting the Company's software and supporting electronics to specific OEM requirements. The Company provides its engineering services to OEMs seeking an embedded imaging solution for their digital document products. The Company's maintenance revenues are derived from software maintenance agreements. Maintenance revenues constitute a small portion of engineering services and maintenance revenues.

  The Company recognizes its recurring product licensing revenues on a royalty basis generally when the Company's OEM customers ship or manufacture products that incorporate the Company's technology. Generally, the Company recognizes its one-time development licensing revenues for source code upon shipment to and acceptance by the Company's OEMs. The Company recognizes engineering services revenues over the course of the development work on a percentage-of-completion basis. Maintenance revenues are recognized ratably over the term of the maintenance contract, which generally is 12 months. Licensing revenues are recognized in accordance with Statement of Position 91-1 "Software Revenue Recognition." (See the "Future Developments" section of Management's Discussion and Analysis of Financial Condition and Results of Operations). The recurring product licensing revenues reported by the Company are dependent on the timing and accuracy of royalty reports received from the Company's OEM customers. These reports are provided only on a calendar quarter basis and, in any event, are subject to delay and potential revision by the OEM. Therefore, the Company is required to estimate all of the recurring product licensing revenues for the last month of each quarter and to further estimate all of its quarterly revenues from an OEM when the report from such OEM is not received in a timely manner. As a result, the Company may be unable to estimate such revenues accurately prior to public announcement of the Company's quarterly results. In such event, the Company subsequently may be required to restate its recognized revenues or adjust revenues for subsequent periods, which could have a material adverse effect on the Company's operating results.

  The Company frequently receives payments from its OEMs in advance of recognition of the associated revenues and, in some cases, the Company receives guaranteed minimum payments in advance of per unit licensing royalties. These amounts are recorded as deferred revenue. Deferred revenue consists of prepaid licensing fees as well as payments received in advance for engineering services and maintenance to be performed.

  In October 1996, the Company entered into an agreement with Rockwell Semiconductor Systems, Inc., a major developer and manufacturer of communication chips, relating to the licensing of Peerless technologies and engagement of Peerless technical personnel for engineering development services. Pursuant to the agreement, the Company is entitled to engineering service payments, development license fees and prepayment of royalty guarantees. The Company's operating results for fiscal 1998 and 1997 were favorably impacted by revenues received pursuant to this agreement and the Company anticipates that revenues from this agreement will continue to favorably impact the Company in fiscal 1999. No assurance can be given as to the ability of the Company to perform in accordance with the terms of the agreement or as to the ability or willingness of Rockwell to continue developing, marketing and selling proposed products covered by the agreement, which is subject to termination by Rockwell upon notice. The failure to achieve certain milestones under this agreement, the failure to develop or sell products under this agreement or the termination of this agreement could have a material adverse effect on the Company's operating results.

  The Company's customers currently include, among others, Adobe and Rockwell and OEM customers Canon, IBM and Minolta. A significant portion of the Company's revenues in recent years has been concentrated with a limited number of customers, and the Company anticipates that its revenues in the future will be similarly concentrated. In the fiscal years ended January 31, 1998 and 1997 and December 31, 1995, the Company's top four customers accounted for an aggregate of 60%, 61% and 74% of total revenues, respectively. Revenues from sales to the Company's customers outside the United States accounted for 46%, 38% and 41% of the Company's total revenues for the fiscal years ended January 31, 1998 and 1997 and December 31, 1995, respectively. Therefore, the Company is substantially dependent on its international business activities. Although all of the Company's contracts are, and the Company expects that its future contracts will be, denominated in U.S. dollars, there can be no assurance that its contracts with international customers in the future will be denominated in U.S. dollars. In the event that one or more contracts are denominated in foreign currencies, the Company will be subject to additional risks associated with currency fluctuations, which could have a material adverse effect on the Company's operating results.

  The Company has a history of operating losses which have contributed to an accumulated deficit of approximately $3.9 million at January 31, 1998. Although the Company has reported net income for the fiscal years ended January 31, 1998 and 1997, there can be no assurance that the Company will continue to achieve taxable income in the future. Further, the Company's operating results for fiscal years 1998 and 1997 were favorably affected by a non-recurring benefit for income taxes of $369,000 and $2.5 million, in the fourth quarters of each fiscal year, respectively.

  The Company's cost of revenues includes product licensing costs as well as engineering services and maintenance costs. Cost of engineering services and maintenance is comprised primarily of salaries and benefits for engineering personnel, materials and an allocation of corporate facilities overhead costs. Maintenance costs constitute a small portion of engineering services and maintenance costs. Research and development expenses are comprised primarily of employee salaries and benefits, an allocation of engineering management and administrative staff expenses and an allocation of the corporate facilities overhead. Sales and marketing expenses are comprised primarily of employee salaries and benefits, commissions and bonuses, advertising and promotional expenses, the cost of operating the Japan sales office and an allocation of the corporate facilities overhead.

General and administrative expenses are comprised primarily of salaries and benefits, fees paid to the Company's external auditors, counsel and other corporate consultants, an allocation of the corporate facilities overhead and expenses required of a public company.

   The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. See "Risk Factors - Year 2000 Compliance" for further discussion of this issue.

RESULTS OF OPERATIONS

   The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's statements of operations to total revenues.

                                                  PERCENTAGE OF TOTAL REVENUES
                                                --------------------------------
                                                    YEARS ENDED     YEAR ENDED
                                                    JANUARY 31,     DECEMBER 31,
                                                ------------------  ------------
                                                  1998      1997       1995
                                                --------  --------  ------------
STATEMENT OF OPERATIONS DATA:
     Revenues:
         Product licensing                        62.3 %    51.9 %     45.8  %
         Engineering services and maintenance     37.7      48.1       54.2
                                                -------   -------    -------
             Total revenues                      100.0     100.0      100.0
                                                -------   -------    -------
     Cost of revenues:
         Product licensing                         0.6       0.9        1.4
         Engineering services and maintenance     31.4      38.2       49.1
                                                -------   -------    -------
             Total cost of revenues               32.0      39.1       50.5
                                                -------   -------    -------
                  Gross margin                    68.0      60.9       49.5
                                                -------   -------    -------
     Operating expenses:
         Research and development                 18.2      16.9       20.0
         Sales and marketing                      14.7      17.1       20.5
         General and administrative               11.5      15.9       12.4
                                                -------   -------    -------
             Total operating expenses             44.4      49.9       52.9
                                                -------   -------    -------
     Income (loss) from operations                23.6      11.0       (3.4)
     Interest income (expense), net                5.5       1.2       (1.7)
                                                -------   -------    -------
         Income (loss) before income taxes        29.1      12.2       (5.1)
     Provision (benefit) for income taxes          9.6     (15.6)       1.0
                                                -------   -------    -------
     Net income (loss)                            19.5 %    27.8 %     (6.1) %
                                                =======   =======    =======

     Years Ended January 31, 1998 and 1997

   Revenues for the year ended January 31, 1998 increased 58% to $25.4 million from the $16.0 million for the year ended January 31, 1997. The increase in revenues was driven by an increase in product licensing revenues of 90% to $15.8 million in the current year from $8.3 million in the prior year. This increase in product licensing revenues was generated by an increase in the shipments and number of products incorporating Peerless' imaging technology, as well as high, one-time licensing fees for source code. Most of the growth in the current fiscal year can be attributed to new color laser printers introduced by the Company's OEMs in early fiscal 1998 and an increase in the market penetration of existing products. Growth in the Company's engineering services and maintenance revenues also contributed to the increase in total revenues during the current fiscal year with an increase of 24% to $9.6 million from $7.7 million reported for the prior fiscal year. The growth in engineering services and maintenance revenues was the direct result of an increase in the number of design wins to 25 in fiscal 1998 from 19 in fiscal 1997.

   The Company's gross margin as a percentage of total revenues increased to 68% for the year ended January 31, 1998 from 61% for the year ended January 31, 1997. The improvements in gross margin in the current fiscal year are primarily attributable to a shift in the revenue mix toward product licensing revenues, which have relatively low costs associated with the revenues being recognized. Product licensing revenues as a percentage of total revenues increased to 62% for the year ended January 31, 1998 from 52% for the year ended January 31, 1997.

   Peerless continues to invest heavily in the future by funding the research and development of new technology solutions. Research and development expenses increased 71% between the years ending January 31, 1998 and 1997. The expense increases resulted primarily from a growth in the development staff headcount. The increased funding was used for, among other things, development programs associated with the Company's color technology, multi-function technology and application specific integrated circuit ("ASIC") designs. Additionally, the Company invested in digital photography technology during the year ended January 31, 1998. Management anticipates that research and development costs will continue to increase. Research and development costs as a percentage of total revenues were 18% and 17% in fiscal years 1998 and 1997, respectively.

   Sales and marketing expenses increased 36% between fiscal years 1998 and 1997. The increase reflected a growth in the sales and marketing headcount and an expanded emphasis on industry trade shows and other opportunities to promote the Company's embedded imaging solutions. Sales and marketing expenses decreased to 15% of total revenues for the year ended January 31, 1998 from 17% for the year ended January 31, 1997. This decrease in expenses as a percentage of total revenues indicates that the Company's revenues are growing at a faster rate than its discretionary expenses.

   General and administrative expense for the year ended January 31, 1998 increased 15% from the year ended January 31, 1997. The expense growth related primarily to an increase in personnel and expenses, including staff and costs, necessary to support the growth in the Company's operations. General and administrative expenses decreased to 12% of total revenue for the year ended January 31, 1998 as compared to 16% of total revenues for the years ended 1997. This decrease over the prior year is the result of an increased revenue base in the current year.

   The Company earned interest income of $1.4 million for the year ended January 31, 1998. Interest income earned in fiscal 1998 was attributable to interest and investment income earned on cash and cash equivalents and investment balances resulting primarily from the $26.3 million in proceeds received upon the closing of the Company's initial public offering in September 1996. Interest income of $329,000 earned for the year ended January 31, 1997 was offset by $143,000 of interest expense associated with borrowings under the Company's line of credit and the convertible notes payable, which converted to shares of common stock upon the closing of the Company's initial public offering.

   Due to a reduction in the valuation allowance during the year ended January 31, 1997, the Company's financial statements reflect a benefit for income taxes rather than a provision for income taxes for that fiscal year. A further reduction in the valuation allowance in fiscal 1998 resulted in an effective tax rate of 33%. As of January 31, 1998, the Company had research and experimentation credits for federal and state tax purposes of approximately $215,000 and $213,000, respectively. The Company also had approximately $789,000 of foreign tax credits available to offset future federal taxes otherwise payable. Once the available research and experimentation and foreign tax credits are fully utilized, the Company will be subject to an estimated annual tax rate in the range of 35% to 40%.

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

  The Company's gross margin as a percentage of total revenues increased to 61% for the year ended January 31, 1997 from 50% for the year ended December 31, 1995. This increase was primarily due to a shift in the Company's revenue mix toward higher-margin product license fees.

  Research and development expenses increased 29% to $2.7 million for the year ended January 31, 1997 from $2.1 million for the year ended December 31, 1995 Research and development expenses increased primarily due to an increase in research and development personnel, principally associated with the Company's color development efforts.

  Sales and marketing expenses for the year ended January 31, 1997 increased 29% to $2.7 million from $2.1 million for the year ended December 31, 1995. The increase was primarily due to hiring of additional sales and marketing personnel and added promotional activities.

  General and administrative expenses for the year ended January 31, 1997 increased 92% to $2.5 million from $1.3 million for the year ended December 31, 1995, and increased as a percentage of total revenues to 15.9% from 12.4%. The increase was primarily due to the hiring of additional management and administrative personnel and the enhancement of information systems support.


LIQUIDITY AND CAPITAL RESOURCES

   Compared to January 31, 1997, total assets at January 31, 1998 grew 14% to $40.1 million and stockholders' equity grew 20% to $33.8 million. The Company's cash and short-term investment portfolio was $20.2 million at January 31, 1998 and the current ratio was 5.0:1. Cash generated by operations during the year ended January 31, 1998 was $1.8 million as compared to the $1.0 million generated in the previous fiscal year.

   Net cash used for investing activities during the year ended January 31, 1998 was $23.5 million and was comprised primarily of purchases and sales of investments. During fiscal 1998, the Company expanded its operating facilities 57% from 30,000 square feet to 47,000 square feet in order to accommodate the current and expected growth in operations. Additions to property and equipment during the year ended January 31, 1998 totaled $3.2 million and related primarily to leasehold improvements made to the operating facilities and furniture, computer and equipment purchases associated with the growth in headcount.

   Net cash provided by financing activities during fiscal 1998 was $736,000 and related to the issuance of common stock under the Company's employee stock purchase plan and the exercise of common stock options. Cash provided by financing activities of $25.8 million during fiscal 1997 was generated primarily by net proceeds from the Company's initial public offering in September 1996.

   At present, the Company has available a $2.0 million revolving line of credit with a bank, which is collateralized by substantially all assets of the Company. The cash available under the line may be used for term loans, letters of credit, or spot and future exchange rate contracts (subject to limitations). The line of credit, which terminates in May 1998, unless extended, requires the Company to maintain compliance with certain financial covenants. As of January 31, 1998, the Company had no outstanding obligations under the line of credit.


FUTURE DEVELOPMENTS

  In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), which supersedes Statement of Position 91-1, "Software Revenue

Recognition". SOP 97-2, and amendments thereto, provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and is effective for transactions entered into in fiscal years beginning after December 15, 1997. Retroactive application of the provisions of SOP 97-2 is prohibited. Management is currently evaluating the requirements of SOP 97-2 and the impact that adoption of SOP 97-2 will have on the financial statements of the Company. Such adoption, however, may delay the timing of revenue recognition on certain of the Company's contracts.

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. An enterprise that has no items of other comprehensive income in any period presented is not required to report comprehensive income. SFAS 130 is effective for fiscal years beginning after December 15, 1997 and may require additional disclosures for all periods presented, however, it will not impact the Company's reported amounts of net income (loss).

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Management is currently evaluating the requirements of SFAS 131 and the impact that adoption of SFAS 131 will have on the financial statements of the Company.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Index to Financial Statements on page F-1.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS.

  The information required by this item, insofar as it relates to the Company's directors, will be contained under the captions "Election of Directors" and "Section 16 Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference. The information relating to the Company's executive officers as of January 31, 1998 is contained in the following table

Name                       Age   Position
----                       ---   --------

Edward A. Gavaldon          52   President, Chief Executive Officer and Chairman of the
                                 Board
Hoshi Printer               55   Vice President, Finance and Administration, Chief Financial
                                 Officer and Secretary
Reginald Cardin             50   Vice President, Engineering
David R. Fournier           44   Vice President, Sales, Field Operations and Marketing
Thomas B. Ruffolo           44   Vice President, Corporate Development

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

  David R. Fournier has served the Company as Vice President, Sales, Field Operations and Marketing since November 1997, as Vice President of Sales and Field Operations from January 1994 to November 1997 and served as Director of Sales from November 1991 to January 1994. Prior to joining the Company, Mr. Fournier held various sales management positions at Hamilton/Avnet, a semiconductor and computer systems distribution company, and Wyle Lab, a semiconductor and computer systems distribution company.

  Thomas B. Ruffolo has served the Company as Vice President, Corporate Development since November 1997, as Vice President, Marketing from August 1994 to November 1997 and as Director of Marketing from August 1991 to August 1994. Prior to joining the Company, Mr. Ruffolo was Director of Marketing at NewGen Systems, a page printer manufacturer, which he co-founded in 1988. Mr. Ruffolo received a B.S. degree in computer science from Colorado State University and an M.B.A. degree from Pepperdine University.

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

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) DOCUMENTS FILED AS A PART OF THIS FORM 10-K:

(1) Financial Statements

Report of Coopers & Lybrand L.L.P., Independent Accountants
Balance Sheets
Statements of Operations
Statements of Stockholders' Equity
Statements of Cash Flows
Notes to Financial Statements

(2) Financial Statement Schedules:

        The following financial statement schedule of Peerless Systems Corporation is filed as part of this Report and should be read in conjunction with the Financial Statements of Peerless Systems Corporation.

Schedule                                           Page
--------                                           ----

II       Valuation and Qualifying Accounts         S-2

        Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

(b) REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the last quarter of the fiscal year ended January 31, 1998.

(c) EXHIBITS. The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K.

EXHIBIT
Exhibit
Number
-------
3.1(1)       Certificate of Incorporation of the Company.
3.2(1)       Bylaws of the Company.
4.1          Instruments defining the rights of security holders.  Reference is made to Exhibits 3.1 and 3.2.
4.2(1)       Amended and Restated Investor Rights Agreement dated October 6, 1995.
10.1(1)      Form of Indemnity Agreement.
10.2(1)(2)   1992 Stock Option Plan (the "Option Plan"), as amended.
10.3(1)(2)   1996 Equity Incentive Plan.
10.4(1)(2)   Form of Incentive Stock Option
10.5(1)(2)   Form of Nonstatutory Stock Option.
10.6(1)(2)   1996 Employee Stock Purchase Plan.
10.7(1)      Third Party Development and License Agreement (the "Adobe Third
               Party License"), September 18, 1992 between the Registrant and Adobe Systems Incorporated ("Adobe")
10.8(1)(3)   Reference Post Appendix #2 to the Adobe Third Party License, dated
               February 11, 1993
10.9(1)      Amendment No. 1 to the Adobe Third Party License, dated November 29, 1993

10.10(1)(3)   PCL Development and License Agreement (the "PCL License"), dated June 14, 1993, between the Registrant and Adobe
10.11(1)(3)   Amendment No. 1 to the PCL License, dated October 31, 1993
10.12(1)(3)   Letter Modification to the PCL License, dated August 5, 1994
10.13(1)(3)   Addendum No. 1 to the PCL License, dated March 31, 1995
10.14(1)(3)   Letter Modification to the PCL License, dated August 30, 1995
10.15(1)      Lease Agreement between the Company and Continental Development Corporation, dated February 6, 1992, and Addendum, dated February 6, 1992
10.16(1)      First Amendment to Office Lease dated December 1, 1995 between the Company and
                  Continental Development Corporation
10.17(1)      Amended and Restated Investor Rights Agreement, dated October 6, 1995
10.18(1)(2)   Employment Agreement with Lauren Shaw
10.19(1)(2)   Employment Agreement with Edward Gavaldon
10.20         Second Amendment to Office Lease dated April 8, 1997 between the Company and
                  Continental Development Corporation
10.21         Third Amendment to Office Lease dated December 16, 1997 between the Company and
                  Continental Development Corporation
23.1          Consent of Coopers & Lybrand L.L.P.
24.1          Power of Attorney. Reference is made to page 32.
27.1          Financial Data Schedule.
27.2          Financial Data Schedule.
27.3          Financial Data Schedule.
27.4          Financial Data Schedule.
27.5          Financial Data Schedule.
27.6          Financial Data Schedule.

_____________
(1) Incorporated by reference from the indicated exhibit in the Company's Registration Statement on Form S-1 (File No. 333-09357), as amended.
(2)  Management contract or compensatory plan or arrangement.
(3)  Subject to Confidential Treatment Order.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of April, 1998.


                             PEERLESS SYSTEMS CORPORATION


                             By:    /s/ Hoshi Printer
                                ------------------------------
                                        Hoshi Printer
                              Chief Financial Officer and Secretary
                                 (duly authorized representative)



  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

      SIGNATURE                                   TITLE                  DATE
      ---------                                   -----                  ----

    /s/ EDWARD A. GAVALDON         President, Chief Executive Officer    April 24, 1998
 -----------------------------     and Chairman of the Board
    Edward A. Gavaldon             (Principal Executive Officer)



    /s/ HOSHI PRINTER              Chief Financial Officer and           April 24, 1998
------------------------------     Secretary (Principal Financial and
    Hoshi Printer                  Accounting Officer)



   /s/ ROBERT V. ADAMS             Director                              April 24, 1998
------------------------------
      Robert V. Adams



   /s/ ROBERT G. BARRETT           Director                              April 24, 1998
------------------------------
      Robert G. Barrett



   /s/ ROBERT L. NORTH             Director                              April 24, 1998
------------------------------
       Robert L. North

                         INDEX TO FINANCIAL STATEMENTS



                                                                 Page
                                                                 ----

Report of Coopers & Lybrand L.L.P., Independent Accountants      F-2

Balance Sheets                                                   F-3

Statements of Operations                                         F-4

Statements of Stockholders' Equity                               F-5

Statements of Cash Flows                                         F-6

Notes to Financial Statements                                    F-8


                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders
Peerless Systems Corporation

We have audited the accompanying balance sheets of Peerless Systems Corporation as of January 31, 1998 and 1997 and the related statements of operations, stockholders' equity, and cash flows for the years ended January 31, 1998 and 1997, the one month period ended January 31, 1996 and for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peerless Systems Corporation at January 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended January 31, 1998 and 1997, the one month period ended January 31, 1996 and for the year ended December 31, 1995, in conformity with generally accepted accounting principles.



Coopers & Lybrand L.L.P.


Newport Beach, California
March 12, 1998

                          PEERLESS SYSTEMS CORPORATION
                                 BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                       JANUARY 31,
                                                                                           ------------------------------------
                                                                                               1998                   1997
                                                                                           -------------       ----------------
                                              ASSETS
Current assets:
      Cash and cash equivalents                                                                  $ 3,199               $24,162
      Short term investments                                                                      16,982                 2,000
      Trade accounts receivable, less allowance for doubtful accounts of $100
         at January 31, 1998 and 1997                                                              5,577                 3,314
      Unbilled receivables                                                                         1,386                   363
      Deferred tax asset                                                                           1,544                 1,692
      Prepaid expenses and other current assets                                                      892                   253
                                                                                                 -------               -------
             Total current assets                                                                 29,580                31,784


Investments                                                                                        5,501                     -
Property and equipment, net                                                                        4,426                 1,665
Deferred tax asset                                                                                   249                 1,207
Other assets                                                                                         339                   453
                                                                                                 -------               -------
      Total assets                                                                               $40,095               $35,109
                                                                                                 =======               =======

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                                           $ 1,149               $   568
      Accrued wages                                                                                1,065                   711
      Accrued compensated absences                                                                   501                   345
      Other current liabilities                                                                      392                   337
      Income taxes payable                                                                           406                   100
      Deferred rent, current portio                                                                   76                    76
      Deferred revenue, current portion                                                            2,278                 4,591
                                                                                                 -------               -------
             Total current liabilities                                                             5,867                 6,728
Deferred rent                                                                                        421                   217
Deferred revenue                                                                                       -                   100
                                                                                                 -------               -------
      Total liabilities                                                                            6,288                 7,045
                                                                                                 -------               -------

Commitments and contingencies (Note 6)

Stockholders' equity:
      Common stock, $.001 par value, 30,000 shares authorized, 10,696 and 10,484
        shares issued and outstanding at January 31, 1998 and 1997, respectively                      11                    10
Additional paid-in capital                                                                        37,952                37,225
Deferred compensation                                                                               (275)                 (346)
Accumulated deficit                                                                               (3,881)               (8,825)
                                                                                                 -------               -------
      Total stockholders' equity                                                                  33,807                28,064
                                                                                                 -------               -------
      Total liabilities and stockholders' equity                                                 $40,095               $35,109
                                                                                                 =======               =======


    The following notes are an integral part of these financial statements.

                         PEERLESS SYSTEMS CORPORATION
                           STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                               YEARS ENDED
                                                               JANUARY 31,                   MONTH ENDED            YEAR ENDED
                                                         ------------------------            JANUARY 31,            DECEMBER 31,
                                                          1998             1997                 1996                   1995
                                                         -------          -------               -----                -------
Revenues:
   Product licensing                                     $15,806          $ 8,322               $ 329                $ 4,774
   Engineering services and maintenance                    9,557            7,699                 396                  5,639
                                                         -------          -------               -----                -------
      Total revenues                                      25,363           16,021                 725                 10,413
                                                         -------          -------               -----                -------
Cost of revenues:
   Product licensing                                         141              144                   5                    143
   Engineering services and maintenance                    7,974            6,123                 564                  5,111
                                                         -------          -------               -----                -------
      Total cost of revenues                               8,115            6,267                 569                  5,254
                                                         -------          -------               -----                -------
      Gross margin                                        17,248            9,754                 156                  5,159
                                                         -------          -------               -----                -------
Operating expenses:
  Research and development                                 4,604            2,701                 127                  2,088
  Sales and marketing                                      3,732            2,746                 156                  2,142
  General and administrative                               2,915            2,546                 119                  1,293
                                                         -------          -------               -----                -------
      Total operating expenses                            11,251            7,993                 402                  5,523
                                                         -------          -------               -----                -------
Income (loss) from operations                              5,997            1,761                (246)                  (364)
Interest income (expense), net                             1,391              186                 (17)                  (176)
                                                         -------          -------               -----                -------
Income (loss) before income taxes                          7,388            1,947                (263)                  (540)
Provision (benefit) for income taxes                       2,444           (2,500)                  7                     99
                                                         -------          -------               -----                --------
      Net income (loss)                                  $ 4,944          $ 4,447               $(270)                $ (639)
                                                         =======          =======               =====                ========

Net income (loss) per common share                       $  0.47          $  0.90                                     $(0.24)
                                                         =======          =======                                    ========
Net income (loss) per common share -
  assuming dilution                                      $  0.42          $  0.46                                     $(0.24)
                                                         =======          =======                                    ========
Weighted average common shares
  outstanding                                             10,608            4,964                                      2,664
                                                         =======          =======                                    ========
Weighted average common shares
  outstanding and dilutive shares                         11,652            9,893                                      2,664
                                                         =======          =======                                    =======



    The following notes are an integral part of these financial statements.

                          PEERLESS SYSTEMS CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                       COMMON STOCK
                                                   --------------------    ADDITIONAL                                    TOTAL
                                                   NUMBER OF                PAID-IN       DEFERRED      ACCUMULATED   STOCKHOLDERS'
                                                    SHARES       AMOUNT     CAPITAL     COMPENSATION      DEFICIT    EQUITY(DEFICIT)
                                                   ---------     ------     --------    ------------    -----------  ---------------
Balances, December 31, 1994                        2,635          $ 3       $   235                        $(12,179)   $(11,941)
     Issuance of common stock for cash               202                        270                                         270
     Increase in redemption value of Series
       A and Series B Preferred Stock                                                                          (175)       (175)
     Decrease in redemption value of Series
       A Preferred Stock                                                        889                                         889
     Net loss                                                                                                  (639)       (639)
                                                  ------          ---       -------           -----        --------    --------
Balances, December 31, 1995                        2,837            3         1,394                         (12,993)    (11,596)
     Increase in redemption value of Series
       A and Series B Preferred Stock                                                                            (1)         (1)
     Net loss                                                                                                  (270)       (270)
                                                  ------          ---       -------           -----        --------    --------
Balances, January 31, 1996                         2,837            3         1,394                         (13,264)    (11,867)
     Issuance of common stock for cash,
       less issuance costs of $1,302               2,698            3        26,292                                      26,295
     Exercise of stock options                       150                        149                                         149
     Conversion of convertible notes payable
       to shares of common stock, less
       unamortized issuance costs of $68           1,169            1         3,001                                       3,002
     Conversion of Series A and Series B
       Preferred Stock to shares of common
         stock                                     2,647            3         5,937                                       5,940
       Conversion of warrants to shares of
         common stock                                983
       Deferred compensation related to stock
         option grants                                                          452           $(452)                          -
       Amortization of deferred compensation                                                    106                         106
       Increase in redemption value of Series
         A and Series B Preferred Stock                                                                          (8)         (8)
        Net income                                                                                            4,447       4,447
                                                  ------          ---       -------           -----        --------    --------
Balances, January 31, 1997                        10,484           10        37,225            (346)         (8,825)     28,064
        Issuance of common stock for cash             26            1           406                                         407
        Exercise of stock options                    186                        329                                         329
        Amortization of deferred compensation                                                    63                          63
        Cancellation of stock options granted                                    (8)              8                           -
        Net income                                                                                            4,944       4,944
                                                  ------          ---       -------           -----        --------    --------
Balances, January 31, 1998                        10,696          $11       $37,952           $(275)       $ (3,881)   $ 33,807
                                                  ======          ===       =======           =====        ========    ========

    The following notes are an integral part of these financial statements.

                          PEERLESS SYSTEMS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   YEARS ENDED
                                                                                    JANUARY 31,        MONTH ENDED     YEAR ENDED
                                                                              ----------------------    JANUARY 31,    DECEMBER 31,
                                                                                1998           1997        1996            1995
                                                                              --------       -------      ------          -------
Cash flows from operating activities:
  Net income (loss)                                                           $  4,944       $ 4,447       $(270)         $  (639)
  Adjustments to reconcile net income (loss) to net cash provided (used)
    by operating activities
      Depreciation and amortization                                                832           488          15              203
      Amortization of securities                                                  (247)           -            -                -
      Amortization of deferred compensation                                         63           106           -                -
      Changes in operating assets and liabilities:
          Trade accounts receivable                                             (2,263)       (1,301)       (267)             735
          Unbilled receivables                                                  (1,023)         (118)        (34)            (200)
          Prepaid expenses and other current assets                               (639)         (151)          1               63
          Deferred income taxes                                                  1,106        (2,899)          -                -
          Other assets                                                             (27)            -           5             (241)
          Accounts payable                                                         581           137          36             (117)
          Accrued wages                                                            354            88          29               24
          Accrued compensated absences                                             156            35         (42)              37
          Other current liabilities                                                 55           128         135             (231)
          Income taxes payable                                                     306           100           -                -
          Deferred rent                                                             (9)          (74)         (8)            (203)
          Deferred revenue                                                      (2,413)           20         (24)            (767)
                                                                              --------       -------      ------          -------
            Net cash provided (used) by operating activities                     1,776         1,006        (424)          (1,336)
                                                                              --------       -------      ------          -------

Cash flows from investing activities:
      Purchases of property and equipment                                       (3,239)       (1,105)        (38)             (47)
      Purchases of held-to-maturity securities                                 (24,244)            -           -                -
      Purchases of available-for-sale securities                                (2,992)       (2,000)          -                -
      Proceeds from held-to-maturity securities                                  7,000             -           -                -
      Purchase of software license                                                   -          (250)          -                -
                                                                              --------       -------      ------          -------
            Net cash used by investing activities                              (23,475)       (3,355)        (38)             (47)
                                                                              --------       -------      ------          -------

Cash flows from financing activities:
      Proceeds from issuance of common stock                                       407        26,295           -              270
      Proceeds from exercise of common stock options                               329           149           -                -
      Proceeds from issuance of convertible notes payable                            -             -           -            3,070
      Net payments on line of credit                                                 -             -           -           (1,095)
      Payments on obligations under capital leases                                   -          (655)          -              (71)
                                                                              --------       -------      ------          -------
            Net cash provided by financing activities                              736        25,789           -            2,174
                                                                              --------       -------      ------          -------
            Net (decrease) increase in cash and cash equivalents               (20,963)       23,440        (462)             791
Cash and cash equivalents, beginning of period                                  24,162           722       1,184              393
                                                                              --------       -------      ------          -------
Cash and cash equivalents, end of period                                      $  3,199       $24,162      $  722          $ 1,184
                                                                              ========       =======      ======          =======

    The following notes are an integral part of these financial statements.

                          PEERLESS SYSTEMS CORPORATION
                     STATEMENTS OF CASH FLOWS  (CONTINUED)
                                 (IN THOUSANDS)


                                                                                     YEARS ENDED
                                                                                     JANUARY 31,          YEAR ENDED
                                                                                --------------------      DECEMBER 31,
                                                                                 1998          1997           1995
                                                                                ------       -------         ------
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
     Income taxes                                                                $ 151        $  321          $ 111
                                                                                ======       =======         ======
     Interest                                                                    $   -        $  250          $ 175
                                                                                ======       =======         ======

Supplemental schedule of noncash investing and finance activities:
  Tenant improvements paid by the Company's landlord                             $ 213        $    -          $   -
                                                                                ======       =======         ======
  Cancellation of stock options granted with exercise prices below
    market on the date of grant                                                  $   8        $    -          $   -
                                                                                ======       =======         ======
  Increase in redemption value of Series A and Series B Preferred Stock          $   -        $    8          $ 175
                                                                                ======       =======         ======
  Conversion of convertible notes payable to shares of common stock,
    less unamortized issuance costs of $68                                       $   -        $3,002          $   -
                                                                                ======       =======         ======
  Conversion of Series A and Series B Preferred stock to shares of
    common stock                                                                 $   -        $5,940          $   -
                                                                                ======       =======         ======
  Security deposits applied to fixed asset purchases                             $   -        $   94          $   -
                                                                                ======       =======         ======
  Software and equipment acquired under capital lease obligation                 $   -        $  360          $ 366
                                                                                ======       =======         ======
  Deferred compensation related to stock option grants                           $   -        $  452          $   -
                                                                                ======       =======         ======
  Decrease in redemption value of Series A Preferred Stock                       $   -        $    -          $ 889
                                                                                ======       =======         ======

    The following notes are an integral part of these financial statements.

                          PEERLESS SYSTEMS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Organization:

  Peerless Systems Corporation ("Peerless" or the "Company") was incorporated in the State of California in April 1982. Peerless develops and licenses embedded imaging software and supporting electronic technologies and provides custom engineering services to Original Equipment Manufacturers ("OEMs"), located primarily in the United States and Japan. These OEMs sell monochrome and color printers, as well as multifunction products which combine printer, fax, copier and scanner capabilities. The Company changed its fiscal year end from December 31 to January 31, commencing February 1, 1996. Upon the closing of the Company's initial public offering in September 1996, the Company reincorporated in the state of Delaware and changed the par value of its common stock to $0.001 per share.

  Use of Estimates:

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

  Short Term Investments:

  The Company's investments at January 31, 1998 consisted of held-to-maturity and available-for-sale U.S. government debt, corporate debt, and other debt securities. Investments at January 31, 1997 consisted entirely of other debt securities and were classified as available-for-sale.

  Held-to-maturity securities are carried at amortized cost. Amortization of the purchase discounts and premiums is included in interest income. Available-for-sale securities are carried at fair value. Unrealized gains and losses, if material, are reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary are included in interest income.

  Property and Equipment:

  Property and equipment, including any assets under capital leases, are stated at cost, less accumulated depreciation and amortization. Depreciation on property and equipment is calculated using the straight-line method over estimated useful lives of 5-10 years, and over the lesser of the term of the lease or the estimated useful life of leasehold improvements and assets under capital leases. Maintenance and repairs are expensed as incurred, while renewals and betterments are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation or amortization, and any resulting gain or loss is included in operations.

                          PEERLESS SYSTEMS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



  Capitalization of Software Development Costs:

  The Company follows the working model approach to determine technological feasibility of its products. Costs that are incurred subsequent to establishing technological feasibility are immaterial and, therefore, the Company expenses all costs associated with the development of its products as such costs are incurred.

  Revenue Recognition:

  Development license revenue from the licensing of source code for the Company's standard products to customers is recognized upon shipment and customer acceptance. Recurring licensing revenue is recognized on a royalty basis, generally when the Company's OEM customers ship or manufacture products that incorporate Peerless' technology to their end-user customers.

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

                          PEERLESS SYSTEMS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



  Net Income (Loss) Per Common Share:

  Net income (loss) per common share ("basic EPS") is computed by dividing net income available to common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. The computation of net income (loss) per common share - assuming dilution ("diluted EPS") is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt. A reconciliation of basic EPS to diluted EPS is presented in Note 8 to the Company's financial statements.


  Common Stock Options:

  During 1997, the Company implemented the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." This statement sets forth alternative standards of recognition of the cost of stock-based compensation and requires that the Company's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. As permitted by this statement, the Company continues to apply Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations in recording compensation related to its plans. The supplemental disclosure requirements and further information related to the Company's stock option plans are presented in Note 10 to the Company's financial statements.

  Statements of Cash Flows:

  For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

  Reclassifications:

  Certain previously reported financial information has been reclassified to conform to the current year's presentation.

  Future Developments:

  In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), which supersedes Statement of Position 91-1, "Software Revenue Recognition". SOP 97-2, and amendments thereto, provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and is effective for transactions entered into in fiscal years beginning after December 15, 1997. Retroactive application of the provisions of SOP 97-2 is prohibited. Management is currently evaluating the requirements of SOP 97-2 and the impact that adoption of SOP 97-2 will have on the financial statements of the Company. Such adoption, however, may delay the timing of revenue recognition on certain of the Company's contracts.

                          PEERLESS SYSTEMS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


  In June 1997, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. An enterprise that has no items of other comprehensive income in any period presented is not required to report comprehensive income. SFAS 130 is effective for fiscal years beginning after December 15, 1997 and may require additional disclosures for all periods presented, however, it will not impact the Company's reported amounts of net income (loss).

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Management is currently evaluating the requirements of SFAS 131 and the impact that adoption of SFAS 131 will have on the financial statements of the Company.


2. INVESTMENTS:

     Investments at January 31 consisted of the following:

                                                                        1998             1997
                                                                       -------          ------
          HELD-TO-MATURITY SECURITIES:
               Maturities within one year:
                   U.S. government debt securities                     $ 6,007          $    -
                   Corporate debt securities                             3,979               -
                   Certificates of deposit                               2,000               -
                                                                       -------          ------
                                                                        11,986               -
               Maturities after one year through five years:
                   U.S. government debt securities                       5,501               -
                                                                       -------          ------
                                                                        17,487               -
                                                                       -------          ------
          AVAILABLE-FOR-SALE SECURITIES:
               Maturities within one year:
                   Corporate debt securities                             2,996               -
               Maturities after ten years:
                   Other debt securities                                 2,000           2,000
                                                                       -------          ------
                                                                         4,996           2,000
                                                                       -------          ------
                    Total investments                                  $22,483          $2,000
                                                                       =======          ======


  The fair value of held-to-maturity securities at January 31, 1998 and 1997 approximated amortized cost. Unrealized gains or losses on available-for-sale securities were immaterial for all periods presented.

                          PEERLESS SYSTEMS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



3. PROPERTY AND EQUIPMENT:

  Property and equipment at January 31 consisted of the following:

                                                              1998                   1997
                                                       --------------         --------------

Computers and other equipment                                 $ 3,671                $ 2,682
Furniture                                                         182                    130
Leasehold improvements                                              3                     88
Construction-in-progress                                        1,795                      -
                                                       --------------         --------------
                                                                5,651                  2,900
Less, accumulated depreciation
 and amortization                                              (1,225)                (1,235)
                                                       --------------         --------------
                                                              $ 4,426                $ 1,665
                                                       ==============         ==============



  Depreciation for the years ended January 31, 1998 and 1997 and December 31, 1995 was $691, $426, and $203, respectively.


4. LINE OF CREDIT:

  The Company has a revolving bank line of credit which is collateralized by substantially all of the assets of the Company. The maximum amount available under the line of credit is $2 million, of which up to $1 million can be used for either term loans, letters of credit, or spot and future foreign exchange contracts. The interest rate on this line of credit is the bank's prime interest rate plus 0.25% (an effective rate of 8.75% at January 31, 1998). Under the terms of this agreement, which expires in May 1998, the Company is required to maintain compliance with certain financial ratios (as defined in the agreement), the most restrictive of which are a quick asset ratio of not less than 3:1 and a debt to tangible net worth ratio of 0.5:1. The Company is also required to report net income for each fiscal quarter. As of January 31, 1998, the Company had no outstanding obligations under the line of credit.


5. CONVERTIBLE NOTES PAYABLE:

  In October 1995, the Company issued 7.00% Senior Convertible Subordinated Debentures ("Debentures") to holders of the Company's Preferred Stock, with an aggregate principal amount of $3,070 and a maturity date of June 1, 2001. The Debentures had a stated interest rate of 7% per annum with interest due June 1 and December 1 of each year. The Debentures were convertible, at the option of the holder, to shares of common stock at a specified conversion price of $2.63 per common share, subject to dilution adjustments. The Debentures were subordinate to all bank indebtedness. In September 1996, upon the closing of the Company's initial public offering, the Debentures automatically converted to 1,169 shares of the Company's common stock.

                          PEERLESS SYSTEMS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



6. COMMITMENTS AND CONTINGENCIES:

  Operating Leases:

  The Company leases its offices and certain operating equipment under operating leases that expire through 2007.

  Future minimum rental payments under long-term operating leases are as follows:

              FOR THE YEARS
            ENDING JANUARY 31,
            ------------------
                   1999                                $  964
                   2000                                   960
                   2001                                   987
                   2002                                 1,006
                   2003                                 1,041
                Thereafter                              4,467
                                                       ------
                                                       $9,425
                                                       ======


  Total rental expense was $881, $906, and $1,059 for the years ended January 31, 1998 and 1997 and December 31, 1995, respectively.

  Concentration of Credit Risk:

  At January 31, 1998 and 1997, the Company had cash and certificates of deposit on deposit at banks that were in excess of federally-insured limits. The aggregate excess amounts were $2,132 and $23,981, respectively.

  The Company's credit risk in accounts receivable, which are generally not collateralized, is concentrated with customers which are OEMs of laser printers and printer peripheral technologies. The accounting loss, should a customer be unable to meet its obligation to the Company, would be equal to the recorded accounts receivable. At January 31, 1998 and 1997, three customers represented 64% and four customers represented 66% of total accounts receivable, respectively. For the years ended January 31, 1998 and 1997 and December 31, 1995, five customers represented 71% and three customers represented 53% and 62% of total revenues, respectively.

  Legal Proceedings:

  The Company is not a party to any pending legal proceedings which management believes will have a material adverse effect on the financial position or results of operations of the Company.

                          PEERLESS SYSTEMS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7. INCOME TAXES:

  The income tax provision (benefit) consists of:




                                                YEAR  ENDED JANUARY 31,                         YEAR ENDED
                                         --------------------------------------                 DECEMBER 31,
                                             1998                     1997                         1995
                                         -------------           --------------               ----------------
Current:
       Federal                                 $  786                 $     64                         $   -
       State                                      461                       15                             -
       Foreign                                     92                      320                            99
                                              --------               ----------                      --------
                                                1,339                      399                            99
                                              --------               ----------                      --------
Deferred:
       Federal                                    887                   (2,151)                            -
       State                                      218                     (748)                            -
                                              --------               ----------                      --------
                                                1,105                   (2,899)                            -
                                              --------               ----------                      --------
                                               $2,444                  $(2,500)                        $  99
                                              ========               ==========                      ========

  The foreign tax provision is comprised of foreign withholding taxes on license fees and royalty payments.

  Temporary differences that give rise to the deferred tax provision (benefit) consist of:

                                                               YEAR  ENDED JANUARY 31,                        YEAR ENDED
                                                        --------------------------------------                DECEMBER 31,
                                                            1998                    1997                        1995
                                                       -------------           -------------                ---------------
Property and equipment                                      $ 125                   $  19                        $  (19)
Accrued liabilities                                           (58)                     13                           (42)
Allowance for doubtful accounts                                 -                     (43)                            -
Deferred revenue                                              698                     149                           332
Deferred expenses                                             (86)                     32                           (43)
State taxes                                                   (69)                    249                             -
Tax credit carryforwards                                      823                    (497)                         (253)
Net operating loss carryforwards                            1,315                     908                          (317)
Other                                                          (2)                    (20)                            3
                                                         ---------                --------                      --------
                                                            2,746                     810                          (339)
Change in valuation allowance                              (1,641)                 (3,709)                          339
                                                         ---------                --------                      --------
   Net deferred income tax provision (benefit)            $ 1,105                 $(2,899)                       $   -
                                                         =========               =========                      ========

                          PEERLESS SYSTEMS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  Temporary differences at January 31 which give rise to deferred income tax assets and liabilities are as follows:

                                                                      1998                       1997
                                                                  -------------              -------------
Deferred tax assets:
       Accrued liabilities                                            $  206                     $  147
       Allowance for doubtful accounts                                    43                         43
       Deferred revenue                                                1,175                      1,874
       Deferred expenses                                                 213                        127
       Tax credit carryforwards                                        1,274                      2,097
       Net operating loss carryforwards                                    -                      1,316
       Other                                                              22                         20
                                                                  -------------              -------------
              Total deferred tax assets                                2,933                      5,624
                                                                  -------------              -------------
Deferred tax liabilities:
       Property and equipment                                           (171)                       (46)
       State taxes                                                      (180)                      (249)
                                                                  -------------              -------------
               Total deferred tax liabilities                           (351)                      (295)
                                                                  -------------              -------------
       Subtotal                                                        2,582                      5,329
Valuation allowance                                                     (789)                    (2,430)
                                                                  -------------              -------------
               Net deferred income tax asset                          $1,793                    $ 2,899
                                                                  =============              =============


  The Company periodically evaluates the sufficiency of its deferred tax asset valuation allowance, which is adjusted as deemed appropriate based on operating results.

  The provision (benefit) for income taxes differs from the amount that would result from applying the federal statutory rate as follows:


                                                              YEAR ENDED JANUARY 31,                  YEAR ENDED
                                                            ----------------------------             DECEMBER 31,
                                                              1998                1997                  1995
                                                            ---------          ---------             ------------
Statutory regular federal income tax rate                      34.0 %               34.0 %                (34.0)%
Foreign provision                                               1.2                 16.4                   18.3
Nondeductible expenses                                          0.4                  1.2                    3.2
State tax                                                       8.2                    -                      -
Foreign tax and research and experimentation credits             -                 (13.3)                 (23.4)
Change in valuation allowance                                 (12.3)              (168.2)                  55.7
Other                                                           1.6                  1.5                   (1.5)
                                                             --------            ---------               --------
       Provision (benefit) for income taxes                    33.1 %             (128.4)%                 18.3 %
                                                             ========            =========               ========

                          PEERLESS SYSTEMS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



  As of January 31, 1998, the Company has research and experimentation credit carryforwards for federal and state purposes of approximately $215 and $213, respectively. The research and experimentation credits begin to expire in 2000 for federal purposes. The Company also has foreign tax credits of approximately $789 for federal purposes, which begin to expire in 1998, and alternative minimum tax credit carryforwards for federal and state purposes of approximately $42 and $15, respectively.


8.  NET INCOME (LOSS) PER COMMON SHARE:
     Net income (loss) per common share is calculated as follows:

                                                              YEAR ENDED JANUARY 31,
                                           -----------------------------------------------------------    YEAR ENDED DECEMBER 31,
                                                      1998                           1997                          1995
                                           ----------------------------   ----------------------------   --------------------------
                                              NET             PER-SHARE    NET               PER-SHARE   NET              PER-SHARE
                                            INCOME   SHARES    AMOUNT     INCOME    SHARES     AMOUNT    LOSS    SHARES     AMOUNT
                                            ------   ------    ------     ------    ------     ------    ----    ------     ------
BASIC EPS
Net income (loss) available to the common
    stockholders                            $4,944   10,608     $0.47     $4,447    4,964      $0.90     $(639)  2,664     $ (0.24)
                                                                =====                          =====                       =======
EFFECT OF DILUTIVE SECURITIES
Options                                        -      1,044                  -      1,729                  -       -
Warrants                                       -        -                    -        655                  -       -
Convertible preferred stock                    -        -                    -      1,765                  -       -
7% convertible notes payable                   -        -                    143      780                  -       -
                                            ------   ------               ------    -----                -----    -----
DILUTED EPS
Net income (loss) available to common
    stockholders with assumed conversions   $4,944   11,652     $0.42     $4,590    9,893      $0.46     $(639)   2,664    $ (0.24)
                                            ======   ======     =====     ======    =====      =====     =====    =====    =======

  Options to purchase 157 shares of common stock at $14.63 to $18.50 per share were outstanding during the year ended January 31, 1998 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. These options, which expire in December 2006 and December 2007, were still outstanding at January 31, 1998. All potentially dilutive securities were included in the calculation of diluted EPS for the year ended January 31, 1997. All potentially dilutive securities were excluded from the computation of diluted EPS for the year ended December 31, 1995 because they would have an antidilutive effect on net loss per share.


9. CONVERTIBLE, REDEEMABLE PREFERRED STOCK:

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

                          PEERLESS SYSTEMS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



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

                          PEERLESS SYSTEMS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



10. WARRANTS AND STOCK OPTIONS:

  Warrants:

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

  The following represents option activity under the nonstatutory option plan:



                                                               YEAR ENDED JANUARY 31,
                                                -----------------------------------------------            YEAR ENDED
                                                          1998                    1997                  DECEMBER 31, 1995
                                                ----------------------     --------------------       -----------------------
                                                              WEIGHTED                 WEIGHTED                       WEIGHTED
                                                               AVERAGE                  AVERAGE                        AVERAGE
                                                              PER SHARE                PER SHARE                      PER SHARE
                                                 NUMBER OF    EXERCISE     NUMBER OF   EXERCISE       NUMBER OF       EXERCISE
                                                  OPTIONS      PRICE        OPTIONS      PRICE         OPTIONS         PRICE
                                                 ---------   ----------    ---------  ----------      ----------    -----------
Options outstanding at beginning of year              22        $0.50            65      $0.52              88          $0.43
Options exercised                                    (20)       $0.53           (42)     $0.53             (13)         $0.20
Options forfeited                                      -                         (1)     $0.53             (10)         $0.42
                                                   ------                   --------                   --------
Options outstanding at end of year                     2        $0.20            22      $0.50              65          $0.52
                                                   ------                   --------                   --------
Options exercisable at year-end                        2        $0.20            22      $0.50              46          $0.52
                                                   ======                   ========                   ========
Options available for future grant                     -                          -                                         -
                                                   ======                   ========                   ========
Weighted average remaining contractual
  life in years                                        2
                                                   ======
Per share exercise prices for options
   outstanding at year-end                          $0.20
                                                   ======

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

                          PEERLESS SYSTEMS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



  The following represents option activity under the 1992 Stock Option Plan:


                                                              YEARS ENDED JANUARY 31,
                                              ------------------------------------------------------          YEAR ENDED
                                                         1998                           1997              DECEMBER 31, 1995
                                              -------------------------      -----------------------    ---------------------
                                                              WEIGHTED                     WEIGHTED                  WEIGHTED
                                                               AVERAGE                      AVERAGE                  AVERAGE
                                                              PER SHARE                    PER SHARE                PER SHARE
                                              NUMBER OF       EXERCISE       NUMBER OF     EXERCISE     NUMBER OF    EXERCISE
                                               OPTIONS          PRICE         OPTIONS        PRICE       OPTIONS      PRICE
                                              ---------       ---------      ---------     ---------    ---------   ---------
Options outstanding at beginning of year             810        $1.36           774          $1.26         309        $0.92
Options granted                                        -                        188          $1.65         503        $1.43
Options exercised                                   (120)       $1.07          (100)         $1.19          (3)       $0.66
Options forfeited                                     (7)       $1.02           (52)         $1.22         (35)       $0.73
                                             -----------                       ----                     ------
Options outstanding at end of year                   683        $1.41           810          $1.36         774        $1.26
                                             ===========                       ====                     ======
Options exercisable at year-end                      340        $1.33           301          $1.16         162        $0.88
                                             ===========                       ====                     ======
Options available for future grant                     -                          -                        277
                                             ===========                       ====                     ======
Weighted average remaining contractual
life in years                                          8
                                             ===========
Range of per share exercise prices for
      options outstanding at year-end        $0.53-$1.65
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

                          PEERLESS SYSTEMS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



  The following represents option activity under the Incentive Plan for the years ended January 31,:

                                                                                1998                       1997
                                                                         ---------------------    ----------------------
                                                                                     WEIGHTED                  WEIGHTED
                                                                                      AVERAGE                   AVERAGE
                                                                                     PER SHARE                 PER SHARE
                                                                         NUMBER OF    EXERCISE    NUMBER OF     EXERCISE
                                                                          OPTIONS      PRICE       OPTIONS        PRICE
                                                                         --------    ---------    ----------    ---------
Options outstanding at beginning of year                                      638       $ 5.09             -       $    -
Options granted with exercise prices below market on the date of grant          -       $    -           525       $ 3.49
Options granted with exercise prices equal to market on the date of grant     245       $14.83           141       $10.74
Options exercised                                                             (46)      $ 3.47            (8)      $ 3.30
Options forfeited                                                             (38)      $ 9.01           (20)      $ 3.48
                                                                             ----                       ----
Options outstanding at end of year                                            799       $ 8.61           638       $ 5.09
                                                                             ====                       ====
Options available for future grant                                            415                        621
                                                                             ====                       ====

  For various price ranges, weighted average characteristics of outstanding stock options at January 31, 1998 were as follows:


                                                          OUTSTANDING OPTIONS                               EXERCISABLE OPTIONS
                                            --------------------------------------------------             ------------------------
                                                                                      WEIGHTED                            WEIGHTED
                                                                                      AVERAGE                              AVERAGE
                                              SHARES             REMAINING           PER SHARE               SHARES       PER SHARE
                                               UNDER                LIFE              EXERCISE                UNDER       EXERCISE
RANGE OF EXERCISE PRICES                      OPTION              (YEARS)              PRICE                 OPTION        PRICE
------------------------------              ---------            ---------           ---------             ---------      --------
$3.30 to $ 4.95                                  414                  9               $ 3.30                     80       $ 3.30
$8.25 to $12.38                                  144                  9               $10.22                     26       $ 9.99
$2.39 to $18.50                                  241                  9               $15.26                      8       $16.36



  During the year ended January 31, 1997, the Company recognized deferred compensation expense of $452 for the difference between the exercise price and the deemed fair value of the Company's common stock at the date of grant for options issued under the Incentive Plan. Of the total deferred expense, the Company recognized $63 and $106 as compensation expense during the twelve months ended January 31, 1998 and 1997, respectively. The remaining deferred compensation expense will be amortized over the remaining vesting periods of the options, which range from 15 to 63 months.

                          PEERLESS SYSTEMS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


  The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations to account for its stock option plans. Under SFAS No. 123, compensation cost would be recognized for the fair value of the employee's option rights. In determining the fair value, the Company used the Black-Scholes model, assumed no dividend per year, used expected lives ranging from 2 to 10 years, expected volatility of 72.55% for the year ended January 31, 1998 and 65.2% for the years ended January 31, 1997 and December 31, 1995 and risk free interest rates ranging from 5.75% to 7.25% for the year ended January 31, 1998 and 7.0% for the years ended January 31, 1997 and December 31, 1995, respectively. The weighted average per share fair value of options granted during the year with exercise prices equal to market price on the date of grant was $10.83, $3.94, and $0.99 for the years ended January 31, 1998 and 1997 and December 31, 1995, respectively. The weighted average per share fair value of the options granted during the year ended January 31, 1997 with exercise prices below market price on the date of grant was $3.58. There were no options granted with exercise prices below market price on the date of grant during the years ended January 31, 1998 and December 31, 1995. Had compensation cost for the Company's grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro-forma amounts indicated below.

                                                       YEAR ENDED JANUARY 31,               YEAR ENDED
                                              -----------------------------------          DECEMBER 31,
                                                   1998                 1997                  1995
                                              -------------         -------------         -------------
Net income (loss) as reported                   $  4,944              $  4,447               $   (639)
                                               ===========           ===========           ============
Proforma net income (loss)                      $  3,794              $  3,710               $   (776)
                                               ===========           ===========           ============
Net income (loss) per share as reported:
      Basic                                     $   0.47              $   0.90               $  (0.24)
                                               ===========           ===========           ============
      Diluted                                   $   0.42              $   0.46               $  (0.24)
                                               ===========           ===========           ============
Proforma net income (loss) per share:
      Basic                                     $   0.36              $   0.78               $  (0.29)
                                               ===========           ===========           ============
      Diluted                                   $   0.33              $   0.39               $  (0.29)
                                               ===========           ===========           ============

  Employee Stock Purchase Plan.   In July 1996, the Company's Board of Directors
approved the Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 300 shares of the Company's common stock. Under the Purchase Plan, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following the adoption of the Purchase Plan. The offering period for any offering will be no more than 27 months. Plan offering periods have been six months since the inception of the plan.
Employees are eligible to participate if they are employed by the Company or an affiliate of the Company designated by the Board of Directors and meet eligibility standards established by the Board of Directors. Employees who participate in an offering can have up to 15% of their earnings withheld pursuant to the Purchase Plan and applied, on specified dates determined by the Board of Directors, to the purchase of shares of common stock. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date or the purchase date of each offering period. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company and its affiliates. The Purchase Plan will terminate at the Board of Directors' discretion.

                          PEERLESS SYSTEMS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



  During the year ended January 31, 1998, employees purchased 26 shares of common stock at a weighted average per share price of $10.88. The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations to account for the Purchase Plan. Accordingly, $105 and $73 in compensation expense related to this plan was charged to income for the years ended January 31, 1998 and 1997, respectively. Had compensation cost been determined based on the fair value at the grant dates for awards under the Purchase Plan using the Black Scholes model, pro forma net income (loss) per share would not differ from the reported amounts for all periods presented.


11. EMPLOYEE BENEFIT PLAN:

  The Company maintains an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code (the "Code") for all of its full-time employees. The plan allows employees to make specified percentage pretax contributions up to the maximum dollar limitation prescribed by the Code. The Company has the option to contribute to the plan up to a maximum of $2,000 per employee per year. Company contributions to the plan during the years ended January 31, 1998 and 1997 and December 31, 1995 were $192, $0 and $0, respectively.


12. RELATED PARTIES:

  During the years ended January 31, 1997 and December 31, 1995, the Company recognized revenues of $2,244 and $707 respectively, from transactions with a shareholder. At January 31, 1997, the Company had $894 of deferred revenue relating to license fees prepaid by this related party. Included in accounts receivable at January 31, 1997 is $288, due from this related party. As of January 31, 1998, this former related party was no longer a shareholder of the Company.


13. INTERNATIONAL OPERATIONS:

  The Company's revenues, which are transacted in U.S. dollars, are derived from the following geographic regions:

                                          YEAR ENDED JANUARY 31,           YEAR ENDED
                                    ------------------------------         DECEMBER 31,
                                         1998              1997               1995
                                    ------------      ------------        -------------
United States                        $ 13,620            $  9,890            $  6,139
Japan                                  11,726               5,978               4,221
Other                                      17                 153                  53
                                    ----------          ----------          ----------
                                     $ 25,363            $ 16,021            $ 10,413
                                    ==========          ==========          ==========

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Peerless Systems Corporation

Our report on the financial statements of Peerless Systems Corporation is included on page F-2 of this 1998 Annual Report filed on Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 30 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


Coopers & Lybrand L.L.P.

Newport Beach, California
March 12, 1998

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                                                        Additions
                                                                         Charged
                                                      Balance at        to Costs                               Balance at
                                                      Beginning            and            Deductions              End
               Description                            of Period          Expenses             (a)               of Period
-------------------------------------------------   --------------     --------------    --------------     -----------------
Year Ended December 31, 1995
Reserves deducted from assets to which they apply:
  Allowance for uncollectible accounts receivable       $      -          $       -           $   -              $       -

Month Ended January 31, 1996
Reserves deducted from assets to which they apply:
  Allowance for uncollectible accounts receivable       $      -          $       -           $   -              $       -

Year Ended January 31, 1997
Reserves deducted from assets to which they apply:
  Allowance for uncollectible accounts receivable       $      -          $     100           $   -              $     100

Year Ended January 31, 1998
Reserves deducted from assets to which they apply:
  Allowance for uncollectible accounts receivable       $    100          $       -           $   -              $     100

-----

(a)   Accounts written off, net of recoveries

                               INDEX TO EXHIBITS

Exhibit
Number
------
3.1(1)        Certificate of Incorporation of the Company.
3.2(1)        Bylaws of the Company.
4.1           Instruments defining the rights of security holders. Reference is made to Exhibits 3.1 and 3.2.
4.2(1)        Amended and Restated Investor Rights Agreement dated October 6,
              1995.
10.1(1)       Form of Indemnity Agreement.
10.2(1)(2)    1992 Stock Option Plan (the "Option Plan"), as amended.
10.3(1)(2)    1996 Equity Incentive Plan.
10.4(1)(2)    Form of Incentive Stock Option
10.5(1)(2)    Form of Nonstatutory Stock Option.
10.6(1)(2)    1996 Employee Stock Purchase Plan.
10.7(1)       Third Party Development and License Agreement (the "Adobe Third
              Party License"), September 18, 1992 between the Registrant and
              Adobe Systems Incorporated ("Adobe")
10.8(1)(3)    Reference Post Appendix #2 to the Adobe Third Party License, dated
              February 11, 1993
10.9(1)       Amendment No. 1 to the Adobe Third Party License, dated November
              29, 1993
10.10(1)(3)   PCL Development and License Agreement (the "PCL License"), dated
              June 14, 1993, between the Registrant and Adobe
10.11(1)(3)   Amendment No. 1 to the PCL License, dated October 31, 1993
10.12(1)(3)   Letter Modification to the PCL License, dated August 5, 1994
10.13(1)(3)   Addendum No. 1 to the PCL License, dated March 31, 1995
10.14(1)(3)   Letter Modification to the PCL License, dated August 30, 1995
10.15(1)      Lease Agreement between the Company and Continental Development
              Corporation, dated February 6, 1992, and Addendum, dated February
              6, 1992
10.16(1)      First Amendment to Office Lease dated December 1, 1995 between the
              Company and Continental Development Corporation
10.17(1)      Amended and Restated Investor Rights Agreement, dated October 6,
              1995
10.18(1)(2)   Employment Agreement with Lauren Shaw
10.19(1)(2)   Employment Agreement with Edward Gavaldon
10.20         Second Amendment to Office Lease dated April 8, 1997 between the
              Company and Continental Development Corporation
10.21         Third Amendment to Office Lease dated December 16, 1997 between the Company and Continental Development Corporation
23.1          Consent of Coopers & Lybrand L.L.P.
24.1          Power of Attorney. Reference is made to page 32.
27.1          Financial Data Schedule.
27.2          Financial Data Schedule.
27.3          Financial Data Schedule.
27.4          Financial Data Schedule.
27.5          Financial Data Schedule.
27.6          Financial Data Schedule.

__________
(1) Incorporated by reference from the indicated exhibit in the Company's Registration Statement on Form S-1 (File No. 333-09357), as amended.
(2) Management contract or compensatory plan or arrangement.
(3) Subject to Confidential Treatment Order.