Form 10-Q
period 1998-04-30
PEERLESS SYSTEMS CORP
filed 1998-06-12
CIK 897893

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998


                      Commission File Number:   000-21287

================================================================================
                         PEERLESS SYSTEMS CORPORATION
            (Exact name of registrant as specified in its charter)
================================================================================

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


THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 29, 1998 WAS 10,835,908.

================================================================================

                  SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS


This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 which are subject to the "safe harbor" created by those sections. The forward-looking statements include, but are not limited to, statements related to industry trends and future growth in the markets for digital document products, embedded imaging systems and enterprise networks; Peerless Systems Corporation's ("the Company's") strategies for reducing its customers' costs and time-to-market; the Company's product development efforts; the effect of GAAP accounting pronouncements on the Company's recognition of revenues; and the Company's future research and development. Discussions containing such forward-looking statements may be found in "Management Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. The Company disclaims any obligation to update these forward-looking statements as a result of subsequent events. The business risks on pages 13 and 14, among other things, should be considered in evaluating the Company's prospects and future financial performance.

                         Peerless Systems Corporation

                                     INDEX
================================================================================

PART I   -   FINANCIAL INFORMATION
--------------------------------------------------------------------------------

Item 1:         FINANCIAL STATEMENTS                                    PAGE NO.
                --------------------

                Balance Sheets
                  April 30, 1998 and January 31, 1998......................... 4

                Statements of Operations
                  Three Months Ended April 30, 1998 and 1997.................. 5

                Statements of Cash Flows
                  Three Months Ended April 30, 1998 and 1997.................. 6

                Notes to Financial Statements................................. 8

Item 2:         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                -----------------------------------------------------------
                  AND RESULTS OF OPERATIONS.................................. 11
                  -------------------------

PART II  -   OTHER INFORMATION
--------------------------------------------------------------------------------

Item 6:         EXHIBITS AND REPORTS ON FORM 8-K............................. 15
                --------------------------------

Signatures................................................................... 16




                                  TRADEMARKS

Memory Reduction Technology (MRT)(R) is a registered trademark of Peerless Systems Corporation. WINEXPRESS(TM), PeerlessPrint(TM) and QuickPrint(TM) are trademarks of Peerless Systems Corporation and are subjects of applications pending for registration with the United States Patent and Trademark Office. Peerless Systems(TM) (in English and Japanese Katakana), PEERLESS(TM) (in logo) and P(TM) (in logo) are trademarks and service marks of Peerless Systems Corporation and are subjects of applications pending for registration with the Japanese Patent Office. This Form 10-Q also refers to various products and companies by their trademark names. In most, if not all cases, these designations are claimed as trademarks or registered trademarks by their respective companies.

PART I  -  FINANCIAL INFORMATION
--------------------------------------------------------------------------------
Item 1   Financial Statements
         --------------------

                         PEERLESS SYSTEMS CORPORATION
                                BALANCE SHEETS
                                (in thousands)

                                                                 April 30,         January 31,
                                                                   1998               1998
                                                                ----------         -----------
                                                                (Unaudited)
                          ASSETS
Current assets:
        Cash and cash equivalents                                  $ 5,831            $ 3,199
        Short term investments                                      16,487             16,982
        Trade accounts receivable, net                               6,662              5,577
        Unbilled receivables                                         1,573              1,386
        Deferred tax asset                                           1,234              1,544
        Prepaid expenses and other current assets                    1,544                892
                                                                   -------            -------
                Total current assets                                33,331             29,580
Investments                                                          4,008              5,501
Property and equipment, net                                          5,051              4,426
Deferred tax asset                                                     249                249
Other assets                                                           303                339
                                                                   -------            -------
        Total assets                                               $42,942            $40,095
                                                                   =======            =======
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                           $ 1,364            $ 1,149
        Accrued wages                                                  800              1,065
        Accrued compensated absences                                   566                501
        Other current liabilities                                      176                392
        Income taxes payable                                         1,059                406
        Deferred rent, current portion                                  76                 76
        Deferred revenue                                             2,784              2,278
                                                                   -------            -------
                Total current liabilities                            6,825              5,867
Deferred rent                                                          408                421
                                                                   -------            -------
        Total liabilities                                            7,233              6,288
                                                                   -------            -------
Stockholders' equity:
        Common stock                                                    11                 11
        Additional paid-in capital                                  38,453             37,952
        Deferred compensation                                         (245)              (275)
        Accumulated deficit                                         (2,510)            (3,881)
                                                                   -------            -------
                Total stockholders' equity                          35,709             33,807
                                                                   -------            -------
                Total liabilities and stockholders' equity         $42,942            $40,095
                                                                   =======            =======

    The following notes are an integral part of these financial statements.

                         PEERLESS SYSTEMS CORPORATION
                           STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (Unaudited)

                                                                           Three Months Ended
                                                                                April 30,
                                                                         -----------------------
                                                                           1998           1997
                                                                         -------         -------
Revenues:
        Product licensing                                                $ 4,842         $ 3,515
        Engineering services and maintenance                               3,587           1,613
                                                                         -------         -------
                Total revenues                                             8,429           5,128
                                                                         -------         -------

Cost of revenues:
        Product licensing                                                     35              35
        Engineering services and maintenance                               3,105           1,460
                                                                         -------         -------
                Total cost of revenues                                     3,140           1,495
                                                                         -------         -------
                Gross margin                                               5,289           3,633
                                                                         -------         -------

Operating expenses:
        Research and development                                           1,708           1,070
        Sales and marketing                                                  914             885
        General and administrative                                           913             716
                                                                         -------         -------
                Total operating expenses                                   3,535           2,671
                                                                         -------         -------
Income from operations                                                     1,754             962
Interest income, net                                                         355             321
                                                                         -------         -------
Income before income taxes                                                 2,109           1,283
Provision for income taxes                                                   738             488
                                                                         -------         -------
                Net income                                               $ 1,371         $   795
                                                                         =======         =======

Net income per common share                                              $  0.13         $  0.08
                                                                         =======         =======
Net income per common share -
     assuming dilution                                                   $  0.12         $  0.07
                                                                         =======         =======

Weighted average common shares
     outstanding                                                          10,725          10,493
                                                                         =======         =======
Weighted average common shares
     outstanding and dilutive shares                                      11,819          11,635
                                                                         =======         =======

    The following notes are an integral part of these financial statements.

                         PEERLESS SYSTEMS CORPORATION
                           STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                              Three Months Ended
                                                                                   April 30,
                                                                              ------------------
                                                                                1998      1997
                                                                              -------    -------
Cash flows from operating activities:
    Net income                                                                $ 1,371    $   795
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                             251        157
        Amortization of deferred compensation                                      30         30
        Compensation expense on common stock issued to                            123         -
          employees
        Changes in operating assets and liabilities:
            Trade accounts receivable                                          (1,085)       822
            Unbilled receivables                                                 (187)        (1)
            Prepaid expenses and other current assets                            (342)        30
            Other assets                                                           -          36
            Accounts payable                                                      215       (104)
            Accrued wages                                                        (265)      (236)
            Accrued compensated absences                                           65         96
            Other current liabilities                                            (216)        71
            Income taxes payable                                                  653        487
            Deferred rent                                                         (13)         -
            Deferred revenue                                                      506       (135)
                                                                              -------    -------
                  Net cash provided by operating activities                     1,106      2,048
                                                                              -------    -------
Cash flows from investing activities:
   Purchases of property and equipment                                           (878)      (198)
   Purchases of available-for-sale securities                                    (974)        -
   Sales of held-to-maturity securities                                         3,000         -
                                                                              -------    -------
                  Net cash provided (used) by investing activities              1,148       (198)
                                                                              -------    -------
Cash flows from financing activities:
   Proceeds from issuance of common stock                                         190        197
   Proceeds from exercise of common stock options                                 188         48
                                                                              -------    -------
                  Net cash provided by financing activities                       378        245
                                                                              -------    -------
                  Net increase in cash and cash equivalents                     2,632      2,095
Cash and cash equivalents, beginning of period                                  3,199     24,162
                                                                              -------    -------
Cash and cash equivalents, end of period                                      $ 5,831    $26,257
                                                                              =======    =======

    The following notes are an integral part of these financial statements.

                         PEERLESS SYSTEMS CORPORATION
                           STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                            Three Months Ended
                                                                                April 30,
                                                                        --------------------------
                                                                          1998              1997
                                                                        --------          --------
Supplemental disclosure of cash flow information:
    Cash paid during the year for:

      Income taxes                                                       $   -             $   102
                                                                         =======           =======
      Interest                                                           $   -             $   -
                                                                         =======           =======

Supplemental schedule of noncash investing and financing activities:
    Common stock issued to employees                                     $    78
                                                                         =======

    The following notes are an integral part of these financial statements.

                         PEERLESS SYSTEMS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                (IN THOUSANDS)
                                  (UNAUDITED)



NOTE 1        BASIS OF PRESENTATION
------

     The accompanying unaudited financial statements of Peerless Systems Corporation (the "Company") have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. These statements should be read in conjunction with the audited financial statements and notes thereto for the years ended January 31, 1998 and 1997 and the year ended December 31, 1995, included in the Company's annual report filed on Form 10-K with the SEC on April 24, 1998. The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.


NOTE 2        SIGNIFICANT ACCOUNTING POLICIES
------

     Revenue Recognition:

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), which supersedes Statement of Position 91-1, "Software Revenue Recognition."
SOP 97-2, and amendments thereto, provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and is effective for transactions entered into in years beginning after December 15, 1997. The Company adopted SOP 97-2 for all transactions on or after February 1, 1998.

     In accordance with SOP 97-2, the Company recognizes development license revenue from the licensing of source code for the Company's standard products upon shipment and customer acceptance of the source code if no significant modification or customization of the software is required. If modification or customization is essential to the functionality of the software, revenue is recognized ratably over the services performed or deferred until the modification is complete.

     Future Developments:

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that such enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Management is currently evaluating the requirements of SFAS 131 and the impact that adoption of SFAS 131 will have on the financial statements of the Company.

                          PEERLESS SYSTEMS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



NOTE 3        INVESTMENTS
------

                                                    April 30,          January 31,
                                                      1998                1998
                                                   -----------        ------------
Held-to-maturity securities:
  Maturities within one year:
     U.S. government debt securities               $     7,499        $      6,007
     Corporate debt securities                           1,000               3,979
     Certificates of deposit                             2,000               2,000
                                                   -----------        ------------
                                                        10,499              11,986
  Maturities after one year through five years:
     U.S. government debt securities                     4,008               5,501
                                                   -----------        ------------
                                                        14,507              17,487
                                                   -----------        ------------
Available-for-sale securities:
  Maturities within one year:
     Corporate debt securities                           3,988               2,996
  Maturities after ten years:
     Other debt securities                               2,000               2,000
                                                   -----------        ------------
                                                         5,988               4,996
                                                   -----------        ------------
     Total investments                             $    20,495        $     22,483
                                                   -----------        ------------

     The fair value of held-to-maturity securities at April 30, 1998 and January 31, 1998 approximated amortized cost. Unrealized gains or losses on available-for-sale securities were immaterial for all periods presented.

                          PEERLESS SYSTEMS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



Note 4      NET INCOME PER COMMON SHARE
------

     Net income per Common share is calculated as follows:

                                                                   Three Months Ended April 30,
                                            ------------------------------------------------------------------------
                                                            1998                                 1997
                                            ------------------------------------    --------------------------------
                                               Net                     Per-Share      Net                  Per-Share
                                             Income       Shares        Amount      Income      Shares       Amount
                                            --------     --------      ---------   -------     --------    ---------
BASIC EPS
Net income available to the common
  stockholders                              $ 1,371        10,725      $    0.13   $   795       10,493    $    0.08
                                                                       =========                           =========

EFFECT OF DILUTIVE SECURITIES
Options                                          -          1,094                      -          1,142
                                            -------        ------                  -------       ------

DILUTED EPS
Net income (loss) available to common
  stockholders and assumed conversions      $ 1,371        11,819      $    0.12   $   795       11,635    $    0.07
                                            =======        ======      =========   =======       ======    =========

                          PEERLESS SYSTEMS CORPORATION
================================================================================

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

     This report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements as a result of certain factors included in this report.

OVERVIEW

     GENERAL  The Company, founded in April 1982, is a leading provider of
     -------
software-based embedded imaging systems to original equipment manufacturers ("OEMS") of digital document products. Digital document products include printers, copiers, fax machines and scanners, as well as multifunction products ("MFPS") that perform a combination of these imaging functions. In order to process digital text and graphics, digital document products rely on a core set of imaging software and supporting electronics, collectively known as an embedded imaging system. Peerless' technology and engineering services provide advanced imaging solutions that enable the Company's OEMS to develop digital printers, copiers and MFPS quickly and cost effectively.

     CUSTOMERS  The Company's customers currently include, among others, Adobe
     ---------
and Rockwell and OEM customers Canon, IBM, Minolta and Ricoh. A significant portion of the Company's revenues in recent years has been concentrated with a limited number of customers, and the Company anticipates that its revenues in the future may be similarly concentrated.

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

     REVENUE RECOGNITION  The Company recognizes engineering services revenues
     -------------------
over the course of the development work on a percentage-of-completion basis. Maintenance revenues are recognized ratably over the term of the maintenance contract, which generally is twelve months. The Company adopted Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") for all software licensing transactions entered into on or after February 1, 1998. Under the provisions of SOP 97-2, the Company recognizes its recurring product licensing revenues on a royalty basis, generally when the Company's OEM customers ship products that incorporate the Company's technology. In certain cases, the non-refundable portion of guaranteed royalties is reported as royalty revenues upon receipt by the Company. Generally, the Company recognizes its one-time licensing revenues for software licenses upon shipment to the Company's OEMS unless the underlying software requires significant modification or customization. Revenues for software licenses requiring material modification or customization are recognized ratably over the services performed or deferred until the modification is complete. The Company continues to apply the provision of Statement of Position 91-1, "Software Revenue Recognition," for all agreements entered into on or prior to January 31, 1998.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 1998 AND 1997

     REVENUES  Revenues for the quarter ended April 30, 1998 increased 64% to
     --------
$8.4 million from the $5.1 million reported for the same quarter in 1997. The increase in revenues was driven by a 38% increase in product licensing revenues and a 122% increase in engineering services and maintenance revenues. These increases in product licensing revenues were generated by an increase in the shipments and number of products incorporating Peerless' imaging technology. Most of the licensing growth in the current fiscal year can be attributed to new color laser and multi-function printers introduced by the Company's OEMS during fiscal 1998 and an increase in the market penetration of existing products. The growth in engineering services and maintenance revenues to $3.6 million for the quarter ended April 30, 1998 from the $1.6 million reported for the same quarter in 1997 was generated by increased outsourcing of digital document products by OEMS during the current period.

     GROSS MARGIN  The Company's gross margin as a percentage of total revenues
     ------------
decreased to 63% for the quarter ended April 30, 1998 from 71% for the same quarter in 1997. The lower gross margin in the current year was primarily attributable to a shift in the revenue mix toward engineering services and maintenance revenues, which have higher costs associated with the revenues being recognized than product licensing revenues. Engineering services and maintenance revenues increased as a percentage of total revenues from 31% for the quarter ended April 30, 1997 to 43% for the same quarter in 1998.

     RESEARCH AND DEVELOPMENT EXPENSES  Peerless continues to invest heavily in
     ---------------------------------
the future by funding the research and development of new technology solutions. Research and development expenses increased 60% between the quarters ended April 30, 1998 and 1997. The expense increases resulted primarily from a growth in the development staff headcount. The increased funding was used to, among other things, continue the development programs associated with the Company's color technology, multi-function technology, application specific integrated circuit ("ASIC") designs, and digital photography technology. Management anticipates that research and development costs will continue to increase in future periods.

     SALES AND MARKETING EXPENSES   Sales and marketing expenses increased 3%
     ----------------------------
between the quarters ended April 30, 1998 and 1997. The modest expense growth related to an increase in the sales and marketing headcount and a continued emphasis on industry trade shows and other opportunities to promote the Company's embedded imaging solutions.

     GENERAL AND ADMINISTRATIVE EXPENSES   General and administrative expenses
     -----------------------------------
for the quarter ended April 30, 1998 increased 28% from the comparable period last year. The expense growth related primarily to an increase in personnel and expenses necessary to support the growth of the Company's operations. General and administrative expenses were 11% and 14% of total revenues for the three month periods ended April 30, 1998 and 1997, respectively. The decrease over the prior quarter was the result of an increased revenue base in the current year.

     INTEREST INCOME  The Company earned net interest income of $355,000 and
     ---------------
$321,000 in the first quarters of fiscal 1999 and 1998, respectively. Interest income was related to interest and investment income earned on cash equivalents and investments.

     INCOME TAX PROVISIONS   The provisions for income taxes for all periods
     ---------------------
presented are based on the estimated annual effective tax rate and include current federal, state and foreign income taxes. The effective tax rates for the periods differ from the federal statutory rate primarily as a result of foreign and state income tax provisions noted above offset by anticipated changes in the deferred tax valuation allowance. The Company periodically evaluates the sufficiency of its deferred tax asset valuation allowance, which is adjusted as deemed appropriate based on operating results.

LIQUIDITY AND CAPITAL RESOURCES

     Compared to January 31, 1998, total assets grew 7% to $42.9 million and stockholders' equity grew 6% to $35.7 million. The Company's cash and short-term investment portfolio totaled $22.3 million at April 30, 1998 and the current ratio was 4.9. Cash generated by operations during the three months ended April 30, 1998 and 1997 was $1.1 million and $2.0 million, respectively.

     Net cash provided by investing activities during the three months ended April 30, 1998 was $1.1 million and was comprised primarily of purchases and sales of short-term and long-term held-to-maturity securities. Additions to property and equipment during the three months ended April 30, 1998 totaled $878,000 and related primarily to asset purchases associated with a growth in headcount. Net cash used by investing activities of $198,000 during the three months ended April 30, 1997 was comprised entirely of fixed asset purchases.

     Net cash provided by financing activities in the three months ended April 30, 1998 and 1997 was $378,000 and $245,000, respectively. This cash resulted from the issuance of shares of common stock as performance awards and under the Company's employee stock purchase plan, as well as the exercise of common stock options.

     During the current quarter, the Company had available a $2.0 million revolving line of credit with a bank, which was collateralized by substantially all assets of the Company. The line expired in May 1998 and has not been renewed. The Company is currently evaluating proposals for a new line with additional borrowing capacity.

CERTAIN BUSINESS RISKS

     Although the Company has been profitable since the quarter ended December 31, 1995, there can be no assurance that the Company will maintain profitability on a quarterly basis or achieve profitability on an annual basis in the future. The success of the Company and its business strategy is dependent upon, among other things, the ability and willingness of the Company's OEM customers to timely develop and promote digital document products that incorporate the Company's technology. The Company believes that future revenues may be similarly concentrated with a limited number of OEM customers. Consequently, any significant decrease in product sales or reduction in licensing or engineering services with a large OEM customer could have a material adverse effect on the Company's operating results.

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

     The recurring product licensing revenues reported by the Company are dependent on the timing and accuracy of product sales reports received from the Company's OEM customers. These reports are provided only on a calendar quarter basis and, in any event, are subject to delay and potential revision by the OEM. Therefore, the Company is required to estimate its quarterly revenues from an OEM when the report from such OEM is not received in a timely manner. As a result, the Company may be unable to estimate such revenue accurately prior to public announcement of the Company's quarterly results. In such event, the Company subsequently may be required to restate its recognized revenues or adjust revenues for subsequent periods, which could have a material adverse effect on the Company's operating results.

     Also inherent in the Company's business are additional risks, which include but are not limited to: competition in the market of embedded imaging systems for digital document products, including internal development by OEMS; potential fluctuation in quarterly results, including factors such as the duration of contractual arrangements and product life-cycles; the Company's dependence on the success of its OEMS; the risk of delays in the development of products, whether such delays are within the control of the Company or not; risks associated in developing products for new and rapidly developing markets, to which the Company has directed a substantial portion of its recent development efforts; dependence on sole source providers; uncertainties regarding protection of intellectual property rights, including the potential for trademark and patent infringement litigation; dependence on key personnel; compliance of the Company's computer systems with Year 2000 issues; and risks associated with the Company's international business activities, which account for a substantial portion of its revenues.

PART II  OTHER INFORMATION

================================================================================

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

   None

Item 5:     OTHER INFORMATION
            -----------------

   None

Item 6:     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

   (a)  Exhibits

     10.22 Fourth Amendment of Office Lease dated April 22, 1998 between the Company and Continental Development Corporation
     27.1     Financial Data Schedule

   (b)  Reports on Form 8-K

     None

                                  SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



                          PEERLESS SYSTEMS CORPORATION



By:              /s/Edward Gavaldon                         Date:  June 12, 1998
     -----------------------------------------------
                    Edward Gavaldon
       Chairman of the Board, President and Chief
                  Executive Officer



By:              /s/Hoshi Printer                           Date:  June 12, 1998
     -----------------------------------------------
                    Hoshi Printer
        Chief Financial Officer and Secretary
      (Principal Financial and Accounting Officer)