Form 10-Q
period 1998-07-31
PEERLESS SYSTEMS CORP
filed 1998-09-11
CIK 897893

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998


                      COMMISSION FILE NUMBER:   000-21287


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

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF AUGUST 31, 1998 WAS 10,980,426.

================================================================================

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS


This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the "safe harbor" created by those sections. The forward-looking statements include, but are not limited to, statements related to industry trends and future growth in the markets for digital document products, embedded imaging systems and enterprise networks; Peerless Systems Corporation's ("the Company's") strategies for reducing its customers' costs and time-to-market; the Company's product development efforts; the effect of GAAP accounting pronouncements on the Company's recognition of revenues; the Company's future research and development; business trends; and future quarterly profitability. Discussions containing such forward-looking statements may be found in "Management Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. The Company disclaims any obligation to update these forward-looking statements as a result of subsequent events. The business risks on pages 13 through 15, among other things, should be considered in evaluating the Company's prospects and future financial performance.

                          PEERLESS SYSTEMS CORPORATION

                                     INDEX

================================================================================


PART I   -  FINANCIAL INFORMATION
------------------------------------------------------------------------------------

Item 1:     FINANCIAL STATEMENTS                                            Page No.
            --------------------
            Balance Sheets
              July 31, 1998 and January 31, 1998................................. 4

            Statements of Operations
              Three and Six Month Periods Ended July 31, 1998 and 1997........... 5

            Statements of Cash Flows
              Six Month Periods Ended July 31, 1998 and 1997..................... 6

            Notes to Financial Statements........................................ 8

Item 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            ---------------------------------------------------------------
              RESULTS OF OPERATIONS..............................................11
              ---------------------

PART II  -  OTHER INFORMATION
------------------------------------------------------------------------------------

Item 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................16
            ---------------------------------------------------

Item 6:     EXHIBITS AND REPORTS ON FORM 8-K.....................................16
            --------------------------------

Signatures  .....................................................................18



                                   TRADEMARKS

Memory Reduction Technology(R) (MRT(R)) is a registered trademark of Peerless Systems Corporation. AccelePrint/TM/, PEERLESS SYSTEMS/TM/, WINEXPRESS/TM/, PeerlessPrint/TM/ and QuickPrint/TM/ are trademarks of Peerless Systems Corporation and are subjects of applications pending for registration with the United States Patent and Trademark Office. Peerless Systems/TM/ (in English and Japanese Katakana), PEERLESS/TM/ (in logo) and P/TM/ (in logo) are trademarks and service marks of Peerless Systems Corporation and are subjects of applications pending for registration with the Japanese Patent Office. This Form 10-Q also refers to various products and companies by their trademark names. In most, if not all cases, these designations are claimed as trademarks or registered trademarks by their respective companies.

PART I  -  FINANCIAL INFORMATION
--------------------------------------------------------------------------------
Item 1:  Financial Statements
         --------------------

                         PEERLESS SYSTEMS CORPORATION
                                BALANCE SHEETS
                                (IN THOUSANDS)

                                                                                         JULY 31,                 JANUARY 31,
                                                                                           1998                      1998
                                                                                        ---------                 -----------
                                   ASSETS                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                              $10,161                     $ 3,199
  Short term investments                                                                  13,003                      16,982
  Trade accounts receivable, net                                                           6,474                       5,577
  Unbilled receivables                                                                     2,554                       1,386
  Deferred tax asset                                                                       1,544                       1,544
  Prepaid expenses and other current assets                                                1,317                         892
                                                                                         -------                     -------
      Total current assets                                                                35,053                      29,580
Investments                                                                                2,505                       5,501
Property and equipment, net                                                                5,348                       4,426
Deferred tax asset                                                                           249                         249
Other assets                                                                                 268                         339
                                                                                         -------                     -------
  Total assets                                                                           $43,423                     $40,095
                                                                                         =======                     =======

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                       $   678                     $ 1,149
  Accrued wages                                                                              973                       1,065
  Accrued compensated absences                                                               618                         501
  Other current liabilities                                                                  712                         468
  Income taxes payable                                                                        88                         406
  Deferred revenue                                                                         2,337                       2,278
                                                                                         -------                     -------
      Total current liabilities                                                            5,406                       5,867

Deferred rent                                                                                391                         421
                                                                                         -------                     -------
  Total liabilities                                                                        5,797                       6,288
                                                                                         -------                     -------

Stockholders' equity:
  Common stock                                                                                11                          11
  Additional paid-in capital                                                              38,883                      37,952
  Deferred compensation                                                                     (214)                       (275)
  Accumulated deficit                                                                     (1,054)                     (3,881)
                                                                                         -------                     -------
      Total stockholders' equity                                                          37,626                      33,807
                                                                                         -------                     -------
      Total liabilities and stockholders' equity                                         $43,423                     $40,095
                                                                                         =======                     =======

    The following notes are an integral part of these financial statements.

                         PEERLESS SYSTEMS CORPORATION
                           STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                  THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                       JULY 31,                                     JULY 31,
                                        ------------------------------------        --------------------------------------
                                             1998                  1997                   1998                   1997
                                        --------------        --------------        --------------          --------------
Revenues:
  Product licensing                        $ 5,624                $ 3,758                $10,466               $ 7,273
  Engineering services and maintenance       2,830                  2,201                  6,417                 3,814
                                           -------                -------                -------               -------
    Total revenues                           8,454                  5,959                 16,883                11,087
                                           -------                -------                -------               -------

Cost of revenues:
  Product licensing                             36                     35                     71                    70
  Engineering services and maintenance       2,431                  1,932                  5,536                 3,392
                                           -------                -------                -------               -------
    Total cost of revenues                   2,467                  1,967                  5,607                 3,462
                                           -------                -------                -------               -------
    Gross margin                             5,987                  3,992                 11,276                 7,625
                                           -------                -------                -------               -------

Operating expenses:
  Research and development                   1,838                  1,042                  3,546                 2,112
  Sales and marketing                          952                    892                  1,866                 1,777
  General and administrative                 1,290                    703                  2,203                 1,419
                                           -------                -------                -------               -------
    Total operating expenses                 4,080                  2,637                  7,615                 5,308
                                           -------                -------                -------               -------
Income from operations                       1,907                  1,355                  3,661                 2,317
Interest income, net                           333                    332                    688                   653
                                           -------                -------                -------               -------
Income before income taxes                   2,240                  1,687                  4,349                 2,970
Provision for income taxes                     784                    641                  1,522                 1,129
                                           -------                -------                -------               -------
    Net income                             $ 1,456                $ 1,046                $ 2,827               $ 1,841
                                           =======                =======                =======               =======

Net income per common share                $  0.13                $  0.10                $  0.26               $  0.17
                                           =======                =======                =======               =======
Net income per common share -
 assuming dilution                         $  0.12                $  0.09                $  0.24               $  0.16
                                           =======                =======                =======               =======

Weighted average common shares
 outstanding                                10,847                 10,510                 10,769                10,529
                                           =======                =======                =======               =======
Weighted average common shares
 outstanding and dilutive shares            11,891                 11,635                 11,838                11,635
                                           =======                =======                =======               =======

    The following notes are an integral part of these financial statements.

                         PEERLESS SYSTEMS CORPORATION
                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                               SIX MONTHS ENDED
                                                                                                   JULY 31,
                                                                                   ---------------------------------------
                                                                                       1998                       1997
                                                                                   ------------                -----------
Cash flows from operating activities:
  Net income                                                                          $ 2,827                    $  1,841
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                        458                         317
     Amortization of deferred compensation                                                 61                          60
     Compensation expense on common stock issued to employees                             123                           -
     Changes in operating assets and liabilities:
       Trade accounts receivable                                                         (897)                       (233)
       Unbilled receivables                                                            (1,168)                       (770)
       Prepaid expenses and other current assets                                         (425)                       (348)
       Other assets                                                                         -                         (27)
       Accounts payable                                                                  (471)                       (101)
       Accrued wages                                                                      (92)                        (74)
       Accrued compensated absences                                                       117                         160
       Other current liabilities                                                          244                         143
       Income taxes payable                                                               (30)                        943
       Deferred rent                                                                     (318)                        183
       Deferred revenue                                                                    59                         509
                                                                                      -------                    --------
         Net cash provided by operating activities                                        488                       2,603
                                                                                      -------                    --------

Cash flows from investing activities:
  Purchases of property and equipment                                                  (1,360)                       (440)
  Purchases of held-to-maturity securities                                                  -                     (18,738)
  Purchases of available-for-sale securities                                           (2,974)                          -
  Proceeds from held-to-maturity securities                                             7,000                       1,000
  Proceeds from available-for-sale securities                                           3,000                           -
                                                                                      -------                    --------
         Net cash provided (used) by investing activities                               5,666                     (18,178)
                                                                                      -------                    --------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                                  190                         197
  Proceeds from exercise of common stock options                                          618                         179
                                                                                      -------                    --------
         Net cash provided by financing activities                                        808                         376
                                                                                      -------                    --------
         Net increase in cash and cash equivalents                                      6,962                     (15,199)

Cash and cash equivalents, beginning of period                                          3,199                      24,162
                                                                                      -------                    --------
Cash and cash equivalents, end of period                                              $10,161                    $  8,963
                                                                                      =======                    ========

    The following notes are an integral part of these financial statements.

                         PEERLESS SYSTEMS CORPORATION
                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                               SIX MONTHS ENDED
                                                                                                   JULY 31,
                                                                                   ---------------------------------------
                                                                                       1998                        1997
                                                                                   ------------                -----------
Supplemental disclosure of cash flow information:

  Cash paid during the year for:

    Income taxes                                                                      $ 1,390                     $    59
                                                                                      =======                     =======
    Interest                                                                          $     -                     $     -
                                                                                      =======                     =======

Supplemental schedule of noncash investing and financing activities:

  Common stock issued to employees                                                    $   123
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

     In accordance with SOP 97-2, the Company recognizes development license revenue from the licensing of source code for the Company's standard products upon shipment and customer acceptance of the source code if no significant modification or customization of the software is required and collection of the resulting receivable is probable. If modification or customization is essential to the functionality of the software, revenue is recognized ratably over the services performed or deferred until the modification is complete. Recurring product licensing revenues are generally recognized when the Company's OEM customers ship products that incorporate the Company's technology. In certain cases, the guaranteed, non-refundable portion of the recurring product licensing revenue is reported as royalty revenue upon receipt by the Company.

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

                          PEERLESS SYSTEMS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company does not believe that the adoption of SFAS 133 will have a material impact on the financial statements of the Company.


NOTE 3        INVESTMENTS
------

                                                                JULY 31,                  JANUARY 31,
                                                                  1998                       1998
                                                           ----------------          ------------------
Held-to-maturity securities:
      Maturities within one year:
            U.S. government debt securities                     $ 7,000                     $ 6,007
            Corporate debt securities                             1,000                       3,979
            Certificates of deposit                                                           2,000
                                                                -------                     -------
                                                                  8,000                      11,986
      Maturities after one year
      through five years:
            U.S. government debt securities                       2,505                       5,501
                                                                -------                     -------
                                                                 10,505                      17,487
                                                                -------                     -------
Available-for-sale securities:
      Maturities within one year:
            Corporate debt securities                             4,003                       2,996
            U.S. government debt securities                       1,000
                                                                -------                     -------
                                                                  5,003                       2,996
      Maturities after ten years:
            Other debt securities                                     -                       2,000
                                                                -------                     -------
                                                                  5,003                       4,996
                                                                -------                     -------
            Total investments                                   $15,508                     $22,483
                                                                -------                     -------

     The fair value of held-to-maturity securities at July 31, 1998 and January 31, 1998 approximated amortized cost. Unrealized gains or losses on available-for-sale securities were immaterial for all periods presented.

                         PEERLESS SYSTEMS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



Note 4      NET INCOME PER COMMON SHARE
------

     Net income per common share is calculated as follows:

                                                                          SIX MONTHS ENDED JULY 31,
                                        ----------------------------------------------------------------------------------------
                                                          1998                                           1997
                                        -----------------------------------------      -----------------------------------------
                                           NET                          PER-SHARE         NET                          PER-SHARE
                                         INCOME         SHARES            AMOUNT        INCOME         SHARES            AMOUNT
                                        --------       --------         ---------      --------       --------         ---------

BASIC EPS
Net income available to the common
 stockholders                            $2,827         10,769            $0.26         $1,841         10,529            $0.17
                                                                          =====                                          =====

EFFECT OF DILUTIVE SECURITIES
Common stock options                          -          1,069                               -          1,106
                                         ------         ------                          ------         ------

DILUTED EPS
Net income available to common
 stockholders and assumed conversions    $2,827         11,838            $0.24         $1,841         11,635            $0.16
                                         ======         ======            =====         ======         ======            =====
                                                                         THREE MONTHS ENDED JULY 31,
                                        ----------------------------------------------------------------------------------------
                                                          1998                                           1997
                                        -----------------------------------------      -----------------------------------------
                                           NET                          PER-SHARE         NET                          PER-SHARE
                                         INCOME         SHARES            AMOUNT        INCOME         SHARES            AMOUNT
                                        --------       --------         ---------      --------       --------         ---------

BASIC EPS
Net income available to the common
 stockholders                            $1,456         10,847            $0.13         $1,046         10,510            $0.10
                                                                          =====                                          =====

EFFECT OF DILUTIVE SECURITIES
Common stock options                          -          1,044                               -          1,125
                                         ------         ------                          ------         ------

DILUTED EPS
Net income available to common
 stockholders and assumed conversions    $1,456         11,891            $0.12         $1,046         11,635            $0.09
                                         ======         ======            =====         ======         ======            =====

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

OVERVIEW

     The Company, founded in April 1982, is a leading provider of software-based embedded imaging systems to original equipment manufacturers ("OEMs") of digital document products. Digital document products include printers, copiers, fax machines and scanners, as well as multifunction products ("MFPs") that perform a combination of these imaging functions. In order to process digital text and graphics, digital document products rely on a core set of imaging software and supporting electronics, collectively known as an embedded imaging system. Peerless' technology and engineering services provide advanced imaging solutions that enable the Company's OEMs to develop digital printers, copiers and MFPs quickly and cost effectively.

     The Company's customers currently include, among others, Adobe and Rockwell and OEM customers Canon, IBM, Minolta and Ricoh. A significant portion of the Company's revenues in recent years has been concentrated with a limited number of customers, and the Company anticipates that its revenues in the future may be similarly concentrated.

     The Company's product licensing revenues are comprised of both recurring licensing revenues and one-time licensing fees for source code. Recurring licensing revenues are derived from per unit fees paid quarterly by the Company's OEMs upon shipment or manufacture of products incorporating the Company's technology. Recurring licensing revenues are derived, to a lesser extent, from arrangements in which the Company enables its products to be used with third-party technology such as certain arrangements with Adobe. The Company negotiates minimum recurring license fee requirements from current OEMs, generally over four to six quarters, which minimizes exposure to OEM products that may lack market acceptance. The Company's development licensing fees are paid by OEMs for access to the Company's software, which in turn generates recurring licensing revenues if the software is incorporated into OEM products that are subsequently developed and shipped.

     The Company's engineering services revenues are derived primarily from adapting the Company's software and supporting electronics to specific OEM requirements. The Company provides its engineering services to OEMs seeking an embedded imaging solution for their digital document products. The Company's maintenance revenues are derived from software maintenance agreements. Maintenance revenues constitute a small portion of this revenue category.

     The Company recognizes engineering services revenues over the course of the development work on a percentage-of-completion basis. Maintenance revenues are recognized ratably over the term of the maintenance contract, which generally is twelve months. The Company adopted Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") for all software licensing transactions entered into on or after February 1, 1998. In accordance with SOP 97-2, the Company recognizes development license revenue from the licensing of source code for the Company's standard products upon shipment and customer acceptance of the source code if no significant modification or customization of the software is required and collection of the resulting receivable is probable. If modification or customization is essential to the functionality of the software, revenue is recognized ratably over the services performed or deferred until the modification is complete. Recurring product licensing revenues are generally recognized when the Company's OEM customers ship products that incorporate the Company's technology. In certain cases, the guaranteed, non-refundable portion of the recurring product licensing revenue is reported as royalty revenue upon receipt by the Company.

RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED JULY 31, 1998 AND 1997

     REVENUES.  Revenues for the quarter ended July 31, 1998 increased 42% to
     ---------
$8.5 million from the $6.0 million reported for the same quarter in 1997. Revenues for the current six month period increased 52% to $16.9 million from the $11.1 million reported for the six month period ended July 31, 1997. The increase in revenues was driven by a 50% and 44% increase in product licensing revenues for the three and six month periods, respectively, and a 29% and 68% increase in engineering services and maintenance revenues for the three and six month periods, respectively. Increases in product licensing revenues were generated by an increase in the shipments and number of products incorporating Peerless' imaging technology. Most of the licensing growth in the current fiscal year can be attributed to new monochrome and multi-function printers introduced by the Company's OEMs during fiscal 1998 and an increase in the market penetration of existing products. Increases in current quarter licensing fees were also partially attributable to revenues associated with nonrefundable minimum royalty payments made on certain end-of-life products. The growth in engineering services and maintenance revenues to $6.4 million for the first half of fiscal 1999 from the $3.8 million reported for the same period in fiscal 1998 was generated by increased outsourcing of digital document products by OEMs during the current period. The increase in current quarter engineering services revenues was partially attributable to a one-time fee paid by an OEM to cancel development work on a project.

     GROSS MARGIN.  The Company's gross margin as a percentage of total revenues
     -------------
increased to 71% for the quarter ended July 31, 1998 from 67% for the same quarter in 1997. The gross margin as a percentage of total revenues decreased to 67% for the six month period ended July 31, 1998 from the 69% reported for the comparable period last year. Changes in the gross margin can be primarily attributed to changes in the revenue mix. Decreases in engineering services and maintenance revenue as a percentage of total revenues increase the gross margin percentage as they have higher costs associated with the revenues being recognized than do product licensing revenues. Engineering services and maintenance revenues decreased as a percentage of total revenues from 37% for the quarter ended July 31, 1997 to 34% for the current quarter and increased as a percentage of revenues for current six month period to 38% of total revenues from 34% in the prior period.

     RESEARCH AND DEVELOPMENT EXPENSES.  Peerless continues to invest heavily in
     ----------------------------------
the future by funding the research and development of new technology solutions. Research and development expenses increased 76% between the quarters ended July 31, 1998 and 1997 and increased 68% between the fiscal 1999 and 1998 six month periods. The expense increases resulted primarily from a growth in the development staff headcount and expenses associated with outside services purchased. The increased funding was used to, among other things, continue the development programs associated with the Company's color technology, multi-function technology, application specific integrated circuit ("ASIC") designs, and digital photography technology. Management anticipates that research and development costs will continue to increase in future periods.

     SALES AND MARKETING EXPENSES.   Sales and marketing expenses increased 7%
     -----------------------------
between the quarters ended July 31, 1998 and 1997 and increased 5% between the six month periods then ended. The expense growth related to an increase in the sales and marketing headcount and a continued emphasis on industry trade shows and other opportunities to promote the Company's embedded imaging solutions.

     GENERAL AND ADMINISTRATIVE EXPENSES.   General and administrative expenses
     ------------------------------------
for the quarter ended July 31, 1998 increased $587,000 or 84% from the comparable period last year and increased $784,000 or 55% between the two six month periods ended July 31, 1998 and 1997. Contributing to the expense growth in the current quarter was a one-time charge of $275,000 related to a proposed transaction that was terminated. The balance of the expense growth in both the three and six month periods related primarily to an increase in personnel and expenses necessary to support the growth of the Company's operations.

     INTEREST INCOME.  The Company earned net interest income of $333,000 and
     ----------------
$332,000 in the second quarters of fiscal 1999 and 1998, respectively and $688,000 and $653,000 in the first six months of fiscal 1999 and 1998, respectively. Interest income was related to interest and investment income earned on cash equivalents and investments.

     INCOME TAX PROVISIONS.   The provisions for income taxes for all periods
     ----------------------
presented are based on the estimated annual effective tax rate and include current federal, state and foreign income taxes. The effective tax rates for the periods differ from the federal statutory rate primarily as a result of foreign and state income tax provisions noted above offset by foreign and research and experimentation credits. The Company periodically evaluates the sufficiency of its deferred tax asset valuation allowance, which is adjusted as deemed appropriate based on operating results.

LIQUIDITY AND CAPITAL RESOURCES

     Compared to January 31, 1998, total assets grew 8% to $43.4 million and stockholders' equity grew 11% to $37.6 million. The Company's cash and short-term investment portfolio totaled $23.2 million at July 31, 1998 and the current ratio was 6.5:1. The Company generated $488,000 in cash from operations during the six month period ended July 31, 1998 and $2.6 million in cash from operations during the six month period ended July 31, 1997.

     Net cash provided by investing activities during the six month periods ended July 31, 1998 was $5.7 million and was comprised primarily of purchases of and proceeds from held-to-maturity and available-for-sale securities. Additions to property and equipment during the six months ended July 31, 1998 totaled $1.4 million and related primarily to asset purchases associated with growth in headcount. Net cash used by investing activities of $18.2 million during the six months ended July 31, 1997 was comprised primarily of purchases of held-to-maturity securities.

     Net cash provided by financing activities in the six month periods ended July 31, 1998 and 1997 was $808,000 and $376,000, respectively. This cash resulted from the issuance of shares of common stock as performance awards and under the Company's employee stock purchase plan, as well as the exercise of common stock options.

     During the current quarter, the Company had available a $2.0 million revolving line of credit with a bank, which was collateralized by substantially all assets of the Company. The line expired in May 1998 and has not been renewed. The Company is currently evaluating proposals for a new line with additional borrowing capacity.

CERTAIN BUSINESS RISKS

     Although the Company has been profitable since the quarter ended December 31, 1995, there can be no assurance that the Company will maintain profitability, or growth in profitability, on a quarterly basis or achieve profitability on an annual basis in the future. The success of the Company and its business strategy is dependent upon, among other things, the ability and willingness of the Company's OEM customers to timely develop and promote digital document products that incorporate the Company's technology. The Company's revenues are concentrated among a limited number of OEM customers and management believes that future revenues may be similarly concentrated. Consequently, any significant decrease in product sales or reduction in licensing or engineering services with a large OEM customer could have a material adverse effect on the Company's operating results.

     The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and needs, frequent new product introductions and diminishing time frames within which to develop new products. The failure of the Company and its OEM customers to meet these needs on a timely basis or to anticipate or respond to rapidly changing technology could result in a loss of competitiveness or revenues, which would have a material adverse effect on the Company's operating results. Unit shipment reports received after the end of the current quarter from the Company's OEMs revealed a mixed pattern of shipments by market segment. Additionally, engineering services revenue in the second quarter of fiscal 1999 was affected by design changes as well as technical complexity. At present, the Company believes these business trends are likely to dampen quarterly revenue growth from previous rates for the remainder of fiscal 1999 and into fiscal 2000. As a result, it is likely that quarterly profitability will be below prior year results for the remainder of fiscal year ending January 31, 1999, and into fiscal year ending January 31, 2000.

     The recurring product licensing revenues reported by the Company are dependent on the timing and accuracy of product sales reports received from the
Company's OEM customers.   These reports are provided only on a calendar quarter
basis and, in any event, are subject to delay and potential revision by the OEM. In the past, the Company, in a few instances, has been required to estimate its quarterly revenues from an OEM when the report from such OEM is not received in a timely manner. As a result, the Company may be unable to estimate such revenue accurately prior to public announcement of the Company's quarterly results. In such event, the Company subsequently may be required to restate its recognized revenues or adjust revenues for subsequent periods, which could have a material adverse effect on the Company's operating results.

     During the past year, the Asian economy has experienced a downturn. As a result, some members of the imaging industry have recently reported negative financial impacts attributable to a decrease in demand from Asian customers. Peerless' Asian customers are comprised primarily of companies headquartered in Japan. The Japanese customers sell products containing Peerless' technology primarily in North American and European marketplaces. Although the Company's revenues have not been materially impacted by the decline in the Asian economy, there can be no assurance that revenues from Asian customers will not decline in future quarters.

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

     To date, the Company has spent approximately $50,000 for Year 2000 software upgrades. Management is currently developing a plan that would include independent validation of the Company's Year 2000 assessment procedures, initiating formal communications with all of its significant vendors, large customers and development partners to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issues. The estimated cost to complete the project is not expected to have a material effect on the financial position or results of operations of the Company. The Company will utilize both internal and external resources for Year 2000 software modifications.

     The Company presently believes that with the identified modifications, the Year 2000 Issue can be mitigated. However, if the modifications are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. Further, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company intends to, but has not yet established a contingency plan detailing actions that will be taken in the event that the assessment of the Year 2000 Issue is not completed on a timely basis.

     Also inherent in the Company's business are additional risks, which include but are not limited to: competition in the market of embedded imaging systems for digital document products, including internal development by OEMs; potential fluctuation in quarterly results, including factors such as the duration of contractual arrangements and product life-cycles; the Company's dependence on the success of its OEMs; risks associated with the development of products, whether such delays are within the control of the Company or not; risks associated in developing products for new and rapidly developing markets, to which the Company has directed a substantial portion of its recent development efforts; dependence on sole source providers; uncertainties regarding protection of intellectual property rights, including the potential for trademark and patent infringement litigation; dependence on key personnel; and risks associated with the Company's international business activities, which account for a substantial portion of revenues.

PART II - OTHER INFORMATION

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

   None

Item 3:   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

   None

Item 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

   The Company held its annual stockholders meeting on June 18, 1998. A copy of the certified list of stockholders was presented at the meeting.

   The Inspector of Election reported that 9,245,342 shares out of a total of 10,794,747 issued and outstanding shares of Common Stock were represented in person or by proxy at the meeting. Each share of Common Stock was entitled to one vote.

   The stockholders voted on the following matters:

   1) Election of Directors: Edward A. Gavaldon, Robert G. Barrett, Robert L. North, and Robert V. Adams were nominated and elected as directors, representing the Board of Directors in its entirety. The votes were counted as follows:

                                            Votes                   Votes                   Votes                   Votes
                                             For                   Against                 Withheld               Abstaining
                                        --------------          --------------          --------------          --------------

      Edward A. Gavaldon                     9,240,056                   5,286                   -                       -
      Robert G. Barrett                      9,240,056                   5,286                   -                       -
      Robert L. North                        9,240,056                   5,286                   -                       -
      Robert V. Adams                        9,139,787                 105,555                   -                       -


   2) Approval of the 1996 Equity Incentive Plan, As Amended: The amendment increases the number of shares authorized for issuance under the Plan from a total of 1,266,666 shares to 2,466,666 shares. The 1996 Equity Incentive Plan, as amended, was approved by a vote of 4,252,918 votes for and 3,120,996 votes against with 19,294 votes abstaining.

   3) Ratification of Selection of Independent Auditors: The selection of Coopers & Lybrand L.L.P. as the independent auditors was ratified by a vote of 9,240,629 votes for and 3,123 votes against with 1,590 votes abstaining.

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

   (b)  Reports on Form 8-K

        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



                          PEERLESS SYSTEMS CORPORATION


By:                     /s/ Edward Gavaldon                             Date:  September 9, 1998
     ------------------------------------------------------------
                            Edward Gavaldon
     Chairman of the Board, President and Chief Executive Officer


By:                     /s/ Hoshi Printer                               Date:  September 9, 1998
    -------------------------------------------------------------
                            Hoshi Printer
               Chief Financial Officer and Secretary
            (Principal Financial and Accounting Officer)