Form 10-Q
period 1998-10-31
PEERLESS SYSTEMS CORP
filed 1998-12-14
CIK 897893

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998


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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [__]

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF DECEMBER 7, 1998 WAS 11,037,314.

================================================================================

                  SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS


This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the "safe harbor" created by those sections. The forward-looking statements include, but are not limited to, statements related to industry trends and future growth in the markets for digital document products, embedded imaging systems and enterprise networks; Peerless Systems Corporation ("Company") strategies for reducing its customers' costs and time-to-market; the Company's product development efforts; the effect of GAAP accounting pronouncements on the Company's recognition of revenues; the Company's future research and development; business trends; and future quarterly profitability. Discussions containing such forward-looking statements may be found in "Management Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. The Company disclaims any obligation to update these forward-looking statements as a result of subsequent events. The business risks on pages 14 through 16, among other things, should be considered in evaluating the Company's prospects and future financial performance.

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
--------------------------------------------------------------------------------

Item 1:         FINANCIAL STATEMENTS                                                   Page No.
                --------------------

                Balance Sheets
                  October 31, 1998 and January 31, 1998...................................4

                Statements of Operations
                  Three and Nine Month Periods Ended October 31, 1998 and 1997............5

                Statements of Cash Flows
                  Nine Month Periods Ended October 31, 1998 and 1997......................6

                Notes to Financial Statements.............................................8

Item 2:         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                ---------------------------------------------------------------
                RESULTS OF OPERATIONS....................................................12
                ---------------------

PART II     -  OTHER INFORMATION
--------------------------------------------------------------------------------

Item 6:         EXHIBITS AND REPORTS ON FORM 8-K.........................................17
                --------------------------------

Signatures...............................................................................18










                                   TRADEMARKS

PEERLESS SYSTEMS(R) and Memory Reduction Technology(R) (MRT(R)) are registered trademark of Peerless Systems Corporation. AccelePrint/(TM)/, PEERLESS/(TM)/, WINEXPRESS/(TM)/, PeerlessPrint/(TM)/, QuickPrint/(TM)/ Multiprint/(TM)/, PeerlessPowered/(TM)/, PicturePrint/(TM)/, Camera Page Language/(TM)/ (CPL/(TM)/), App-To-Image/(TM)/, and Synthesys/(TM)/ are trademarks of Peerless Systems Corporation and are subjects of applications pending for registration with the United States Patent and Trademark Office. Peerless Systems (in English and Japanese Katakana), PEERLESS (in logo) and P/(TM)/ (in logo) are registered service marks of Peerless Systems Corporation in Japan and these marks are also subjects of applications pending for registration as trademarks with the Japanese Patent Office. This Form 10-Q also refers to various products and companies by their trademark names. In most, if not all cases, these designations are claimed as trademarks or registered trademarks by their respective companies.

PART I  -  FINANCIAL INFORMATION
--------------------------------------------------------------------------------
Item 1: Financial Statements
        --------------------
                         PEERLESS SYSTEMS CORPORATION
                                BALANCE SHEETS
                                (in thousands)

                                                                                                 OCTOBER 31,    JANUARY 31,
                                                                                                     1998           1998
                                                                                                     ----           ----
                                          ASSETS                                                 (UNAUDITED)
Current assets:
     Cash and cash equivalents                                                                     $ 8,473        $ 3,199
     Short term investments                                                                         15,416         16,982
     Trade accounts receivable, net                                                                  5,454          5,577
     Unbilled receivables                                                                            3,071          1,386
     Deferred tax asset                                                                              1,544          1,544
     Prepaid expenses and other current assets                                                       1,277            892
                                                                                                   -------        -------
          Total current assets                                                                      35,235         29,580
Investments                                                                                          2,997          5,501
Property and equipment, net                                                                          5,476          4,426
Deferred tax asset                                                                                     232            249
Other assets                                                                                           249            339
                                                                                                   -------        -------
     Total assets                                                                                  $44,189        $40,095
                                                                                                   =======        =======

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                              $   593        $ 1,149
     Accrued wages                                                                                   1,486          1,065
     Accrued compensated absences                                                                      625            501
     Other current liabilities                                                                         742            468
     Income taxes payable                                                                               -             406
     Deferred revenue                                                                                1,740          2,278
                                                                                                   -------        -------
          Total current liabilities                                                                  5,186          5,867
Deferred rent                                                                                          373            421
                                                                                                   -------        -------
     Total liabilities                                                                               5,559          6,288
                                                                                                   -------        -------

Stockholders' equity:
     Preferred stock, $.001 par value, 5,000 shares authorized, no shares issued
          outstanding                                                                                   -              -
     Common stock, $.001 par value, 30,000 shares authorized, 11,037 and 10,664
          shares issued and outstanding at October 31, 1998 and 1997, respectively                      11             11
     Additional paid-in capital                                                                     39,301         37,952
     Deferred compensation                                                                            (184)          (275)
     Accumulated deficit                                                                              (498)        (3,881)
                                                                                                   -------        -------
          Total stockholders' equity                                                                38,630         33,807
                                                                                                   -------        -------
          Total liabilities and stockholders' equity                                               $44,189        $40,095
                                                                                                   =======        =======

    The following notes are an integral part of these financial statements.

                         PEERLESS SYSTEMS CORPORATION
                           STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                                OCTOBER 31,                              OCTOBER 31,
                                                         ------------------------                 -------------------------
                                                         1998                1997                 1998                 1997
                                                         ----                ----                 ----                 ----
Revenues:
     Product licensing                                 $ 4,532             $ 3,713              $14,998              $10,986
     Engineering services and maintenance                2,781               2,710                9,198                6,524
                                                       -------             -------              -------              -------
          Total revenues                                 7,313               6,423               24,196               17,510
                                                       -------             -------              -------              -------

Cost of revenues:
     Product licensing                                      35                  35                  106                  105
     Engineering services and maintenance                2,540               2,151                8,076                5,543
                                                       -------             -------              -------              -------
          Total cost of revenues                         2,575               2,186                8,182                5,648
                                                       -------             -------              -------              -------
          Gross margin                                   4,738               4,237               16,014               11,862
                                                       -------             -------              -------              -------

Operating expenses:
     Research and development                            1,768               1,106                5,314                3,218
     Sales and marketing                                 1,210                 936                3,076                2,713
     General and administrative                          1,222                 735                3,425                2,154
                                                       -------             -------              -------              -------
          Total operating expenses                       4,200               2,777               11,815                8,085
                                                       -------             -------              -------              -------

Income from operations                                     538               1,460                4,199                3,777

Interest income, net                                       318                 387                1,006                1,040
                                                       -------             -------              -------              -------
Income before income taxes                                 856               1,847                5,205                4,817

Provision for income taxes                                 300                 702                1,822                1,831
                                                       -------             -------              -------              -------
          Net income                                   $   556             $ 1,145              $ 3,383              $ 2,986
                                                       =======             =======              =======              =======

Net income per common share                            $  0.05             $  0.11              $  0.31              $  0.28
                                                       =======             =======              =======              =======
Net income per common share - assuming dilution        $  0.05             $  0.10              $  0.29              $  0.26
                                                       =======             =======              =======              =======

Weighted average common shares outstanding              10,954              10,628               10,842               10,566
                                                       =======             =======              =======              =======
Weighted average common shares outstanding and
     dilutive shares                                    11,587              11,644               11,766               11,638
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

                         PEERLESS SYSTEMS CORPORATION
                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                   NINE MONTHS ENDED
                                                                                                      OCTOBER 31,
                                                                                            -------------------------------
                                                                                            1998                       1997
                                                                                            ----                       ----
Cash flows from operating activities:
     Net income                                                                           $  3,383                   $  2,986
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                                        670                        415
          Amortization of deferred compensation                                                 91                         91
          Compensation expense on common stock issued to employees                             160                         -
          Changes in operating assets and liabilities:
               Trade accounts receivable                                                       123                     (1,361)
               Unbilled receivables                                                         (1,685)                    (1,155)
               Prepaid expenses and other current assets                                      (385)                      (800)
               Other assets                                                                     -                         (27)
               Accounts payable                                                               (556)                      (172)
               Accrued wages                                                                   421                        (31)
               Accrued compensated absences                                                    124                        227
               Other current liabilities                                                       274                        425
               Income taxes payable                                                           (406)                     1,383
               Deferred rent                                                                   (48)                       165
               Deferred revenue                                                               (538)                      (474)
                                                                                          --------                   --------
                    Net cash provided by operating activities                                1,628                      1,672
                                                                                          --------                   --------

Cash flows from investing activities:
     Purchases of property and equipment                                                    (1,688)                      (866)
     Purchases of held-to-maturity securities                                                   -                     (24,244)
     Purchases of available-for-sale securities                                            (11,355)                        -
     Proceeds from held-to-maturity securities                                               5,000                      4,000
     Proceeds from available-for-sale securities                                            10,500                         -
                                                                                          --------                   --------
                    Net cash provided (used) by investing activities                         2,457                    (21,110)
                                                                                          --------                   --------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                                    403                        389
     Proceeds from exercise of common stock options                                            786                        329
                                                                                          --------                   --------
                    Net cash provided by financing activities                                1,189                        718
                                                                                          --------                   --------
                    Net increase (decrease) in cash and cash equivalents                     5,274                    (18,720)
Cash and cash equivalents, beginning of period                                               3,199                     24,162
                                                                                          --------                   --------
Cash and cash equivalents, end of period                                                  $  8,473                   $  5,442
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

                         PEERLESS SYSTEMS CORPORATION
                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                  NINE MONTHS ENDED
                                                                                                      OCTOBER 31,
                                                                                              -------------------------
                                                                                              1998                 1997
                                                                                              ----                 ----
Supplemental disclosure of cash flow information:
     Cash paid during the year for:
          Income taxes                                                                       $1,804                $ 151
                                                                                             ======                =====
          Interest                                                                           $    -                $   -
                                                                                             ======                =====

Supplemental schedule of noncash investing and financing activities:
      Common stock issued to employees                                                       $  160
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

     In accordance with SOP 97-2, the Company recognizes development license revenue from the licensing of source code for the Company's standard products upon shipment and customer acceptance of the source code if no significant modification or customization of the software is required and collection of the resulting receivable is probable. If modification or customization is essential to the functionality of the software, revenue is recognized over the course of the modification work or deferred until the modification is complete. Recurring licensing revenues are recognized when due from the Company's OEM customers based on the number of products shipped incorporating the Company's technology. In certain cases, the fixed or determinable portion of the recurring licensing fee is recognized as revenue upon delivery and customer acceptance of the underlying technology.

     The Company also enters into engineering services contracts with OEMs to adapt the Company's software and supporting electronics to specific OEM requirements. Revenue on such contracts is recognized over the course of the development work on a percentage-of-completion basis. The Company provides for any anticipated losses on such contracts in the period in which such losses are first determinable. Maintenance revenues are recognized ratably over the term of the maintenance contract.


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

                          PEERLESS SYSTEMS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


Future Developments (continued):
SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that such enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Management is currently evaluating the requirements of SFAS 131 and the impact that adoption of SFAS 131 will have on the financial statements of the Company.

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


NOTE 3        INVESTMENTS
------

                                                                        OCTOBER 31,                  JANUARY 31,
                                                                           1998                         1998
                                                                           ----                         ----
          Held-to-maturity securities:
               Maturities within one year:
                    U.S. government debt securities                      $ 5,511                      $ 6,007
                    Corporate debt securities                                  -                        3,979
                    Certificates of deposit                                    -                        2,000
                                                                         -------                      -------
                                                                           5,511                       11,986
               Maturities after one year through five years:
                    U.S. government debt securities                        1,493                        5,501
                                                                         -------                      -------
                                                                           7,004                       17,487
                                                                         -------                      -------
          Available-for-sale securities:
               Maturities within one year:
                    Corporate debt securities                              7,941                        2,996
                    U.S. government debt securities                        1,964                            -
                                                                         -------                      -------
                                                                           9,905                        2,996
               Maturities after one year through five years:
                    U.S. government debt securities                        1,504                            -
               Maturities after ten years:
                    Other debt securities                                      -                        2,000
                                                                         -------                      -------
                                                                          11,409                        4,996
                                                                         -------                      -------
                    Total investments                                    $18,413                      $22,483
                                                                         -------                      -------

     The fair value of held-to-maturity securities at October 31, 1998 and January 31, 1998 approximated amortized cost. Unrealized gains or losses on available-for-sale securities were immaterial for all periods presented.

                          PEERLESS SYSTEMS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


NOTE 4        STOCKHOLDERS' EQUITY
------

     On October 6, 1998, the Board of Directors of the Company adopted a stockholder rights plan, as set forth in the Rights Agreement, dated as of October 7, 1998 by and between the Company and Norwest Bank Minnesota, N.A., as rights agent. Pursuant to the Rights Agreement, one Right was issued for each share of the Company's common stock outstanding as of October 15, 1998. Each of the Rights entitles the registered holder to purchase, from the Company, one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $35.50 per one one-thousandth of a share. The Rights generally will not become exercisable unless and until, among other things, any person or group not approved by the Board of Directors acquires beneficial ownership of 15% or more of the Company's outstanding common stock or commences a tender offer or exchange offer which would result in a person or group beneficially owning 15% or more of the Company's outstanding common stock. Upon the occurrence of certain events, each holder of a Right would thereafter have the right to purchase, for the then exercise price of the Right, shares of common stock of the Company, or a corporation or other entity acquiring the Company, having a value equal to two times the exercise price of the Right. The Rights are redeemable by the Company under certain circumstances at $.01 per Right and will expire, unless earlier redeemed or extended, on October 15, 2008.




NOTE 5        NET INCOME PER COMMON SHARE
------

     Net income per common share is calculated as follows:

                                                                  NINE MONTHS ENDED OCTOBER 31,
                                 -------------------------------------------------------------------------------------------------
                                                    1998                                                 1997
                                 --------------------------------------------         --------------------------------------------
                                  NET                               PER-SHARE          NET                               PER-SHARE
                                 INCOME            SHARES            AMOUNT           INCOME            SHARES             AMOUNT
                                 ------            ------            ------           ------            ------             ------
BASIC EPS
Net income available to the
  common stockholders            $3,383            10,842             $0.31           $2,986            10,566              $0.28
                                                                      =====                                                 =====

EFFECT OF DILUTIVE SECURITIES
Common stock options                 -                924                                 -              1,072
                                 ------            ------                             ------            ------

DILUTED EPS
Net income available to common
  stockholders and assumed
  conversions                    $3,383            11,766             $0.29           $2,986            11,638              $0.26
                                 ======            ======             =====           ======            ======              =====

                          PEERLESS SYSTEMS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


NOTE 5        NET INCOME PER COMMON SHARE (CONTINUED)
------

                                                                  THREE MONTHS ENDED OCTOBER 31,
                                 -------------------------------------------------------------------------------------------------
                                                    1998                                                 1997
                                 --------------------------------------------         --------------------------------------------
                                  NET                               PER-SHARE          NET                               PER-SHARE
                                 INCOME            SHARES            AMOUNT           INCOME            SHARES             AMOUNT
                                 ------            ------            ------           ------            ------             ------
BASIC EPS
Net income available to the
  common stockholders             $ 556            10,954             $0.05           $1,145            10,628              $0.11
                                                                      =====                                                 =====

EFFECT OF DILUTIVE SECURITIES
Common stock options                 -                633                                 -              1,016
                                  -----            ------                             ------            ------

DILUTED EPS
Net income available to common
  stockholders and assumed
  conversions                     $ 556            11,587             $0.05           $1,145            11,644              $0.10
                                  =====            ======             =====           ======            ======              =====

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

     The Company's product licensing revenues are comprised of both recurring licensing revenues and one-time licensing fees for source code. Recurring licensing revenues are derived from per unit fees paid quarterly by the Company's OEMs upon shipment or manufacture of products incorporating the Company's technology. Recurring licensing revenues are derived, to a lesser extent, from arrangements in which the Company enables its products to be used with third-party technology such as certain arrangements with Adobe. The Company negotiates minimum recurring license fee requirements from certain OEMs, generally over four to six quarters, which minimize exposure to OEM products that may lack market acceptance. The Company's development licensing fees are paid by OEMs for access to the Company's software, which in turn generates recurring licensing revenues if the software is incorporated into OEM products that are subsequently developed and shipped.

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

          The Company recognizes engineering services revenues over the course of the development work on a percentage-of-completion basis. Maintenance revenues are recognized ratably over the term of the maintenance contract, which generally is twelve months. The Company adopted Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") for all software licensing transactions entered into on or after February 1, 1998. In accordance with SOP 97-2, the Company recognizes development license revenue from the licensing of source code for the Company's standard products upon shipment and customer acceptance of the source code if no significant modification or customization of the software is required and collection of the resulting receivable is probable. If modification or customization is essential to the functionality of the software, revenue is recognized ratably over the services performed or deferred until the modification is complete. Recurring licensing revenues are recognized when due from the Company's OEM customers based on the number of products shipped incorporating the Company's technology. In certain cases, the fixed or determinable portion of the recurring licensing fee is recognized as royalty revenue upon delivery and customer acceptance of the underlying technology.

RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED OCTOBER 31, 1998 AND 1997

     REVENUES. Revenues for the quarter ended October 31, 1998 increased 14% to
     ---------
$7.3 million from the $6.4 million reported for the same quarter in 1997. Revenues for the current nine month period increased 38% to $24.2 million from the $17.5 million reported for the nine month period ended October 31, 1997. The increase in revenues was driven by a 22% and 37% increase in product licensing revenues for the three and nine month periods, respectively, and a 41% increase in engineering services and maintenance revenues for the current nine month period. Increases in product licensing revenues were generated by an increase in the shipments and number of products incorporating Peerless' imaging technology. Revenues for the current quarter benefited from the launch of seven new color and monochrome printers into the market and the delivery of an additional five completed products to OEMs. Revenues for the current nine month period also benefited from new monochrome and multi-function printers introduced by the Company's OEMs during fiscal 1998 and an increase in the market penetration of existing products. Increased outsourcing of digital document products generated the growth in engineering services and maintenance revenues during the current nine month period by OEMs as well as a one-time fee paid by an OEM in the second quarter of this fiscal year to cancel development work on a project.

     GROSS MARGIN.  The Company's gross margin as a percentage of total revenues
     -------------
decreased to 65% for the quarter ended October 31, 1998 from the 66% reported for the same quarter in 1997. The gross margin as a percentage of total revenues decreased to 66% for the nine month period ended October 31, 1998 from the 68% reported for the comparable period last year. Decreases in the engineering services and maintenance profitability between periods negatively impacted the overall gross margins. The engineering services and maintenance gross margins declined to 9% and 12% for the three and nine month periods ended October 31, 1998, respectively, from the 21% and 15% reported for the comparable periods in the prior year. The decline in the engineering services and maintenance gross margins was the result of design changes and increased technical complexity. Further, the Company put additional resources to work to complete certain projects in the current quarter. This increased effort resulted in five project completions, as noted above.

     RESEARCH AND DEVELOPMENT EXPENSES.  Peerless continues to invest heavily in
     ----------------------------------
the future by funding the research and development of new technology solutions. Research and development expenses increased 60% to 24% of total revenues for the quarter ended October 31, 1998 from 17% of total revenues for the same quarter last year. Research and development expenditures as a percentage of total revenues increased to 22% in the current nine month period from 18% in the prior nine month period. The increased funding was used, among other things, to make strategic investments in new market sectors such as digital photography and advanced architectures for high speed color. Management anticipates that research and development costs will continue to increase in future periods.

     SALES AND MARKETING EXPENSES.   Sales and marketing expenses increased 29%
     -----------------------------
between the quarters ended October 31, 1998 and 1997 and increased 13% between the nine month periods then ended. The expense growth was due to an increase in the sales and marketing headcount and a continued emphasis on industry trade shows and other opportunities to promote the Company's embedded imaging solutions.

     GENERAL AND ADMINISTRATIVE EXPENSES.   General and administrative expenses
     ------------------------------------
for the quarter ended October 31, 1998 increased $487,000 or 66% over the comparable period last year and increased $1.3 million or 59% between the two nine month periods ended October 31, 1998 and 1997, respectively. Contributing to the current year expense growth was a one-time charge of $275,000 in the second quarter of fiscal 1999 related to a proposed transaction that was terminated. The balance of the expense growth in both the three and nine month periods related primarily to an increase in personnel and expenses necessary to support the growth of the Company's operations.

     INTEREST INCOME.  The Company earned net interest income of $318,000 and
     ----------------
$387,000 in the third quarters of fiscal 1999 and 1998, respectively, and $1 million in each of the first nine month periods of fiscals 1999 and 1998. Interest income was related to interest and investment income earned on cash equivalents and investments.

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

LIQUIDITY AND CAPITAL RESOURCES

     Compared to January 31, 1998, total assets grew 10% to $44.2 million and stockholders' equity grew 14% to $38.6 million. The Company's cash and short-term investment portfolio totaled $26.9 million at October 31, 1998 and the current ratio was 6.8:1. The Company generated $1.6 million in cash from operations during the nine month period ended October 31, 1998 and $1.7 million in cash from operations during the nine month period ended October 31, 1997.

     Net cash provided by investing activities during the nine month period ended October 31, 1998 was $2.5 million and was comprised primarily of purchases of and proceeds from held-to-maturity and available-for-sale securities. Additions to property and equipment during the nine months ended October 31, 1998 totaled $1.7 million and related primarily to asset purchases associated with growth in headcount. Net cash used by investing activities of $21.1 million during the nine months ended October 31, 1997 was comprised primarily of purchases of held-to-maturity securities.

     Net cash provided by financing activities in the nine month periods ended October 31, 1998 and 1997 was $1.1 million and $718,000, respectively. This cash resulted from the issuance of shares of common stock as performance awards and under the Company's employee stock purchase plan, as well as the exercise of common stock options.

     During the current nine month period, the Company had available a $2.0 million revolving line of credit with a bank, which was collateralized by substantially all assets of the Company. The line expired in May 1998 and has not been renewed. The Company is currently evaluating proposals for a new line with additional borrowing capacity.

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

     The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and needs, frequent new product introductions and diminishing time frames within which to develop new products. the failure of the Company and its OEM customers to meet these needs on a timely basis or to anticipate or respond to rapidly changing technology could result in a loss of competitiveness or revenues, which would have a material adverse effect on the Company's operating results. Unit shipment reports received after the end of the current quarter from the Company's OEMs revealed a mixed pattern of shipments by market segment. Additionally, design changes as well as technical complexity affected engineering services revenue in the second and third quarters of fiscal 1999. At present, the Company believes these business trends are likely to dampen quarterly revenue growth from previous rates for the remainder of fiscal 1999 and into fiscal 2000. As a result, it is likely that quarterly profitability will be below prior year results for the remainder of fiscal year ending January 31,1999 and into fiscal year ending January 31, 2000.

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

     During the past year, the Asian economy has experienced a downturn and, as a result, some companies in the imaging industry have reported negative financial impacts. Peerless' Asian customers are comprised primarily of companies headquartered in Japan and sell products containing Peerless' technology primarily in North American and European marketplaces. Although the Company's revenues have not been materially impacted by the decline in the Asian economy, there can be no assurance that revenues from Asian customers will not be impacted in future quarters.

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

     The Company presently believes that with the identified modifications, the Year 2000 Issue can be mitigated. However, if the modifications are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. Further, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company intends to, but has not yet, established a contingency plan detailing actions that will be taken in the event that its assessment of the Year 2000 Issue is not completed on a timely basis.


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

   None


Item 5:     OTHER INFORMATION
            -----------------

   None

Item 6:     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

   (a)  Exhibits

        27.1     Financial Data Schedule

   (b)  Reports on Form 8-K

        A Report on form 8-K was filed on October 13, 1998, pursuant to "Item 5. Other Events", whereby the Company disclosed it had adopted a stockholder rights plan.

                                  SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



                          PEERLESS SYSTEMS CORPORATION


By:                      /s/Edward Gavaldon                                    Date:  December 14, 1998
    ----------------------------------------------------------------
                           Edward Gavaldon
       Chairman of the Board, President and Chief Executive Officer



By:                        /s/Hoshi Printer                                    Date:  December 14, 1998
    ----------------------------------------------------------------
                             Hoshi Printer
                   Chief Financial Officer and Secretary
                (Principal Financial and Accounting Officer)
