Form 10-K405
period 1999-01-31
PEERLESS SYSTEMS CORP
filed 1999-04-26
CIK 897893

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ---------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Fiscal Year Ended                     Commission File Number:
          January 31, 1999                                 000-21287

                                ---------------
                          PEERLESS SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                           95-3732595
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

  The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market on April 13, 1999 was approximately $66,719,574.

  The number of shares of Common Stock outstanding as of April 13, 1999 was 11,204,099.

                      DOCUMENTS INCORPORATED BY REFERENCE
  Certain parts of the Peerless Systems Corporation Proxy Statement relating to the annual meeting of stockholders to be held on June 17, 1999 (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

================================================================================

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS


This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 which are subject to the "safe harbor" created by those sections. The forward-looking statements include, but are not limited to, statements related to industry trends and future growth in the markets for digital document products, embedded imaging systems and enterprise networks; the Company's strategies for reducing its customers' costs and time-to-market; the Company's product development efforts; the Company's efforts to secure and protect the rights to its proprietary technology; the effect of GAAP accounting pronouncements on the Company's recognition of revenues; the effect of the Year 2000 Issue on the Company's operations; market risk; the Company's future research and development expenditures; the availability of future rental space; the payment of dividends; and the sufficiency of the Company's capital resources. Discussions containing such forward-looking statements may be found in "Business", "Properties", "Market for Registrant's Common Equity and Related Stockholder Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. The Company disclaims any obligation to update these forward-looking statements as a result of subsequent events. The risks and uncertainties on pages 20 through 24, among other things, should be considered in evaluating the Company's prospects and future financial performance.

                          PEERLESS SYSTEMS CORPORATION

                          1999 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                  Page
                                                                  ----
                                PART I

Item 1.      BUSINESS.............................................. 4
Item 2.      PROPERTIES............................................13
Item 3.      LEGAL PROCEEDINGS.....................................13
Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...13

                                PART II

Item 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY RELATED
             STOCKHOLDER MATTERS...................................14
Item 6.      SELECTED FINANCIAL DATA...............................15
Item 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS...................16
Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........25
Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE...................25

                               PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS......................26
Item 11.     EXECUTIVE COMPENSATION................................27
Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT............................................27
Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........27

                                PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K...........................................28


                                  TRADEMARKS

Memory Reduction Technology(R), PEERLESS SYSTEMS(R), WINEXPRESS(R), PeerlessPrint(R) and QuickPrint(R) are registered trademarks of Peerless Systems Corporation. PeerlessPowered/TM/, CPL/TM/, PicturePrint/TM/, Acceleprint/TM/ and Synthesys/TM/ are trademarks of Peerless Systems Corporation and are subjects of applications pending for registration with the United States Patent and Trademark Office. Peerless Systems (in English and Japanese Katakana), Peerless (in logo) and P (in logo) are registered service marks with the Japanese Patent Office. Peerless/TM/ (in logo) and P/TM/ (in logo), Peerless Systems/TM/, PEERLESSPRINT and PEERLESSPAGE/TM/ (all in English and Japanese Katakana), are trademarks of Peerless Systems Corporation and are subjects of applications pending for registration with the Japanese Patent Office. This Form 10-K also refers to various products and companies by their trademark names. In most, if not in all cases, these designations are claimed as trademarks or registered trademarks by their respective companies.

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

  Digital documents are becoming increasingly complex and may include digital text, line art or photographic images. In order to process and render these documents, digital document products rely upon a core set of imaging software and supporting electronics collectively known as an embedded imaging system. With advances in digital imaging engines such as laser printing engines in the mid-1980s, a common imaging technology foundation for multiple market sectors has emerged. To date, a majority of embedded imaging systems have been developed and produced internally by digital document product manufacturers such as Hewlett-Packard ("HP"), Xerox and Canon. The Company estimates the digital document market, based in part upon data and projections provided by International Data Corporation ("IDC"), was approximately $35 billion in 1998.

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

  Increased Technical Complexity. Initially, the software written for embedded imaging systems supported only monochrome, single-function, low-resolution capabilities. This software was relatively simple and resided on a low-end 8-bit microprocessor platform. However, as technology and end-user requirements have evolved, the embedded imaging task has become significantly more complex. Today, digital imaging engines operate at resolutions of 1,200 dots per inch and greater, require the support of a variety of document handling options, operate at increased speeds and are beginning to offer high-quality color output. In addition, computers and application software create increasingly sophisticated documents that incorporate complex graphical content. The data files for these digital documents can be very large and, if left in raw form, can overwhelm the memory and processing power of the digital document product. In response, embedded imaging systems have evolved from 8-bit to 32-bit platforms that often must employ special techniques to manage large data files and minimize memory costs. Most embedded imaging systems use compression techniques to reduce the size of data files, which can result in reduced image quality. The increased complexity of digital document products, the rapid pace of technological change and the increased memory requirements have created increased challenges for digital document product manufacturers, particularly in the core areas of image processing and operating system architecture.

  Increased Reliance on Outsourcing. In addition to the engineering challenges generated by changing technology, digital document product manufacturers are continually subject to a variety of market pressures. Competition in the marketplace, coupled with end-user demand for greater performance at reduced cost has created a growing need to reduce time-to-market and engineering costs. This increased competition is forcing digital document product manufacturers to outsource imaging software and supporting electronics design to embedded imaging systems suppliers in order to include new imaging technologies and minimize development time and cost. The increased role of networking, the emergence of MFPs, the demand for color imaging and the increased technical complexity associated with products meeting these market changes have accelerated the trend toward outsourcing. As digital document product manufacturers move to incorporate imaging technologies from outside suppliers, their internal resources are freed to focus on their core competencies in product differentiation, marketing and distribution. Additionally, there has been no established comprehensive embedded imaging system standard for the digital document product industry to date. However, as the digital document product market sectors converge and the complexity of imaging technology intensifies, Peerless believes digital document product manufacturers will realize significant cost and time-to-market advantages by utilizing a single open embedded imaging system standard across multiple digital document product market sectors. See "Competition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of these forward-looking statements.

  Demand for Color Imaging. Although many office computers have color displays, and the graphical content available to office users via the Internet and advanced office applications make heavy use of color, most digital document products found in today's office environment still generate monochrome output. In the 1990s, color inkjet printers were introduced into the small office/home office (SOHO) market and color laser printers were introduced into the office marketplace. In the SOHO market, most color inkjet printers are typically limited by output speeds of one or fewer pages per minute. In the office market, color laser printers have been limited by technology and unit costs that remain significantly higher than monochrome laser printers. In addition, the printing speeds for color continue to be significantly slower than monochrome laser printers. Furthermore, digital document product manufacturers are developing tandem engines, which are comprised of multiple imaging stations dedicated to individual colors used in the printing process. Although these products hold the promise of raising desktop office color printing speeds to monochrome levels of performance, cost effective embedded imaging systems that can produce high quality output from these tandem engines are limited in the market. As a result, market pressures for advanced embedding imaging systems that enable high quality and improved price/performance for both SOHO and office color products remain high. In addition, new digital appliances such as digital cameras are creating an intensified need for photoquality color printing capabilities. Although digital document engine manufacturers have developed color hardware technology that is now capable of supporting high speed photoquality color printing, the output produced by today's digital document products, in many cases, continues to be limited by existing embedded imaging systems. Today's embedded imaging systems are challenged by the transition from monochrome to color output because the simultaneous implementation of four planes of color coupled with up to 8 bits per pixel at increased resolution significantly increases the size of the digital document data stream. As a result, there is a need for embedded imaging systems that can support the accelerated performance requirements of high-density color output.

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

  Increased Role of Networking. Within the office environment, digital document products increasingly are deployed in a networked configuration. According to projections by IDC, 74% of laser printers sold in the United States in 1996 were estimated to have been connected to enterprise networks, and this percentage is expected to increase to 81% by 2002 Because multiple local area network protocols and network operating systems are deployed in the corporate network environment, networked digital document products must support a broad array of networking technologies to maximize accessibility by various user groups. The network environment is also changing rapidly and becoming increasingly complex, with a growing requirement for remote network management that extends across local area networks, wide area networks and the Internet. In addition, because the majority of office digital document products are networked, the image processing intelligence may be partitioned and located anywhere within the network: at the site of document or image origination, at a server, or, as is typically the case today, inside the digital document product itself. In some instances, such as when printing to a remote location, it can be advantageous to perform image pre-processing and compression at the document origination site prior to transmission over usage-sensitive or congested facilities. In other instances, such as when printing from a graphics workstation, it can be advantageous to perform most of the image processing at the printer in order to offload a host computer that is under a heavy workload. In order to accommodate the emerging needs of the networked office environment, an optimal embedded imaging system must employ a modular architecture capable of serving and managing distributed corporate resources.

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

  Page Description Languages. The Company provides OEMs with support for the most widely used and standard page description languages ("PDLs"), Adobe's PostScript Software and Hewlett-Packard's Printer Control Language ("PCL"). The Company offers PeerlessPrint technology, which emulates Hewlett-Packard's PCL. The complete range of printing language products includes PeerlessPrint5E, 5C and 6. PeerlessPrint5E provides compatibility with HP's PCL 5e language utilized in their LaserJet 5P, 5Si, LJ4000 and LJ5000 laser printer products, as well as enhancements to support higher resolutions and added paper handling options. PeerlessPrint5C is designed to provide compatibility with HP's PCL 5C utilized in its Color LaserJet 4500 and high-end inkjet products. PeerlessPrint6 provides monochrome and color compatibility with HP's latest PCL 6 language. As a third-party co-developer, the Company provides an optimized, high performance integration of Adobe PostScript 3 into the PeerlessPage imaging system for customers desiring to license PostScript from Adobe Systems Incorporated ("Adobe"). The Company's WinEXPRESS languages have been designed to provide host-based printing solution for low cost monochrome and color printers and MFPs and ACCELEPRINT combines a host-based printing solution with an industry standard PCL solution to provide a highly optimized method for printing documents.

  PC Software. The Company provides a complete set of PeerlessPrint drivers that optimize the printing process in the Windows 3.1, 95, 98 and the NT 4.0 environments. Windows NT 5.0 is currently under development and planned for future release.

  ASICs and Integrated Processors. The Company designs application specific integrated circuit ("ASIC") solutions for the office and SOHO sectors of the digital document product marketplace. These ASICs provide a silicon-based implementation of key components of its imaging software. Peerless has licensed these designs to semiconductor manufacturers, such as IBM Microelectronics and Motorola who, in turn, have the right to manufacture and sell these ASICs directly to digital document product manufacturers. The Company's QuickPrint line of imaging ASIC co-processors and integrated processors incorporate basic components of the Company's imaging system into a silicon solution to reduce controller costs and enhance overall performance. For the high performance sector of the office market, the Company offers specialized co-processors that accelerate the Peerless imaging software and incorporate controller functionality and imaging features to provide both cost savings and performance enhancements. The Company currently markets the QP 1700, QP 1800 and QP +401 ASICs. The QP +401 is a "system on a chip" solution which integrates the processor and co-processor on a single chip. Additionally, the Company has introduced the QP 1900 family of ASICs to address the multiple color planes of high-speed color printing as well as very high-speed monochrome printing.

  In addition, the Company, in partnership with Conexant Systems, Inc. ("Conexant"), formerly Rockwell Semiconductor Systems, Inc., has developed an integrated processor solution for the multifunction SOHO color inkjet market which will incorporate Peerless' object-based imaging system and Rockwell's fax technology into a low cost chipset solution.

  Networking Technology. The Company has designed a standardized networking interface, the Peerless Standard Input/Output ("PSIO") interface, to enable its digital document product OEMs to reduce custom development costs for their networking solutions through third parties. In addition, Peerless supports a broad array of networking protocols, allowing its OEM customers to address the majority of end-user networking requirements. To accommodate the need for remote network management of digital document products over LANs and across wide area networks, including intranets, the Company supplies management information base ("MIB") tables that may be utilized by open industry-standard network management systems. Most recently, Peerless has agreed to merge, subject to final closing, with a networking company that enables the Company to provide cost-effective embedded networking solutions. The embedded network solution eliminates the need for a network interface card and provides low cost embedded networking solutions for cost sensitive market segments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of the acquisition.

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

  Multifunction Solution. The Company's MFP imaging solutions target lower-cost color inkjet, fax or laser-based workgroup MFP products and high-speed copier-based MFP products. The lower-cost inkjet solutions will combine Peerless imaging technology and Conexant fax technology. The higher-end solutions combine the Company's networkable imaging products with MFP-specific extensions to facilitate printing, copying, faxing and scanning in the same digital document product. The Company's solutions provide multifunction capability, but the Company does not provide stand-alone fax or copier solutions During fiscal 1999, the Company, in partnership with Ricoh, announced 35 and 45 PPM copier based MFP solutions.

  Color Solution. The Company's color imaging solutions target OEM requirements for a broad range of color imaging devices. The Company's proprietary object-based imaging system reduces memory requirements for printing color pages while simultaneously accelerating the document imaging process and increasing print quality. During fiscal 1999, the Company announced eight new color products shipping in the market with Peerless technology. OEMs shipping these new products include Minolta, Kyocera and Tektronix.

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

  Peerless has developed a proprietary approach to the embedded imaging task. Rather than recognizing a page image as a collection of pixels, the Peerless object-based image processing technology recognizes basic imaging elements in the document, differentiating between text, line art and photographs much as the human eye does. Peerless' software then creates a display list of image objects as an intermediate representation of the document to be printed. This display list is a more concise means of representing the imaging information of the document, enabling complex imaging data to be processed more quickly and with less memory, typically without resorting to compression techniques that degrade the image. For high performance applications, the display list can be processed in real time with assistance from a Peerless-designed graphics co-processor embedded in the digital document product. Because Peerless technology can enable the page image to be processed in real time, concurrent with the transmission of the document print file, memory requirements can be reduced and performance can be enhanced. Furthermore, the image quality or resolution can be reduced to accommodate limitations in the digital document product's memory, or progressively enhanced by installation of additional digital document product memory. The Company's object-based image processing technology provides more significant benefits as the image processing workload increases, which occurs with increased resolution or a transition from monochrome to color. The Company holds six patents in the United States protecting the intellectual property within certain aspects of its object-based imaging approach.

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

  Technology Partners. The Company has established relationships that permit it to offer to its customers complementary technologies through technology partners. For example, Peerless has licensed (for internal development purposes) the right to use Adobe's PostScript Software to enable the Company's products to be used with Adobe's PostScript Software. The Company's relationship with Adobe permits the Company to offer a convenient and optimized Adobe PostScript-enabled solution. In addition, the Company incorporates font rasterizers into its imaging solution to enable its OEMs to license font technology from providers such as Agfa and Bitstream. The Company has also established semiconductor agreements with leading developers and manufacturers of RISC microprocessors in order to offer integrated processor and co-processor solutions. The integrated processors combine the Company's basic imaging sending functionality with an industry-standard microprocessor.

  In October 1996, the Company entered into an agreement with Conexant, a major developer and manufacturer of communication chips, relating to the licensing of Peerless technologies and engagement of Peerless technical personnel for engineering development services. The agreement covers a joint development effort between Conexant and Peerless to specify, design and produce an integrated semiconductor solution for multifunction products that combines Conexant's fax technology and Peerless' embedded imaging technology. The combined technology has been embedded into an OEM's SOHO MFP product that is expected to be shipping in the marketplace by the second quarter of calendar year 1999.

  Digital Device Technology. The Company is in the early stages of core technology development for a digital device and is focusing primarily on digital photography. Future revenue associated with this digital device technology will depend on the success of the Company's underlying development and marketing efforts.

Customers and Markets

  Customers

  Peerless markets its imaging technology to OEMs manufacturing digital document products for the high performance sector of the office market and to semiconductor OEMs in the low cost sector of the office and personal use market. In addition, the Company markets its imaging technology to technology partners, which incorporate certain components of the Company's technology into integrated product offerings that are ultimately marketed to digital document OEMs. With the exception of technology partners such as Adobe and Conexant, the Company has derived substantially all of its revenues in recent years from direct sales to digital document product OEMs.

  The Company's customers that individually comprised more than 10% of the Company's total revenues for fiscal 1999 were Adobe, Canon, Conexant, IBM, Minolta, Ricoh. Revenues from the Company's top four customers accounted for 58%, 60% and 60% of the Company's total revenues for fiscal years 1999, 1998 and 1997, respectively. The Company anticipates that its future revenues will be similarly concentrated with a limited number of customers. The Company's largest customers vary to some extent from year to year as product cycles end, contractual relationships expire and new products and customers emerge. Many of the engineering services and licensing arrangements with the Company's customers are provided on a project-by-project basis, are terminable with limited or no notice, and in certain instances, are not governed by long-term agreements.

  Markets

  Enterprise Office Market. The office sector of the digital document product market is characterized by digital document products ranging in price from approximately $1,000 to in excess of $20,000 each. These products typically offer high performance differentiated by customized features. In many cases, digital document product manufacturers demand turnkey, customized embedded imaging solutions that include imaging software, controller design and network interface card design. As a result of these unique requirements, Peerless typically addresses the high performance sector of the digital document product market via direct OEM relationships with individual digital document product manufacturers. The Company's major customers in the office market in the fiscal year ended January 31, 1999 included Adobe, Canon, IBM, Minolta and Ricoh.

  Small Office/Home Office Market. The low-cost sector of the digital document product market, sometimes called the Small Office/Home Office ("SOHO") market, is characterized by digital document products with prices under $1,000 that typically emphasize price/performance over customized features. For the SOHO market, Peerless has entered into a joint development agreement with Conexant to produce a chipset that integrates components of the Company's imaging software and Rockwell's fax technology into semiconductor firmware. Peerless has licensed its technology to Conexant, which has the rights to manufacture and sell this chipset directly to digital document product manufacturers. Conexant is presently the Company's primary customer in the SOHO market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussion on the Company's dependence on sole source providers.

  International Markets. Revenues from customers outside the United States accounted for 61%, 46% and 38% of the Company's total revenues for fiscal years 1999, 1998 and 1997, respectively. Further, the Company expects that sales to customers located outside the United States may increase in absolute dollars in the future. Peerless' international customers are comprised primarily of companies headquartered in Japan. These Japanese customers sell products containing Peerless' technology primarily in the North America and European marketplaces. Despite a continued downturn in the Asian economy, the Company has not experienced a decrease in its sales to Asian customers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion on Asian markets.

  All of the Company's contracts with international customers are, and the Company expects that in the future will be, denominated in U.S dollars. As a result, the Company is currently not subject to foreign currency transaction and translation gains and losses.

Seasonality

  The Company believes that its business may be subject to seasonal trends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion on seasonality.

Sales and Marketing

  The Company markets its products to the leading OEMs that sell digital document products into the worldwide market. The Company directs most of its sales efforts through its headquarters in California and its subsidiary in Japan. Sales to European digital document product manufacturers are conducted out of the Company's California headquarters.

  The Company markets directly to OEMs and through focused public relations and branding programs. Direct OEM marketing consists of focused public relations activities and the development of sales collateral, mailers, trade show attendance and sales support. The Company focuses its public relations effort on media read by OEM customers. The Company directs its branding programs toward building the Company's brand awareness. These programs consist of public relations and Peerless product branding on its silicon and software products.

Product Development and Engineering Services

  The Company's product development activities are located at the Company's headquarters in El Segundo, California. These activities primarily consist of new product development, enhancement of existing products, product testing and technical documentation development. Accordingly, the Company's engineering personnel are divided into two primary development areas: research and development, which focuses on development and enhancement of the Company's core technologies; and engineering services, which focuses on customized customer design activities.

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

Intellectual Property and Proprietary Rights

  The Company's success is heavily dependent upon its proprietary technology. To protect its proprietary rights, the Company relies on a combination of patent, copyright, trade secret and trademark laws as well as nondisclosure and other contractual restrictions. The Company holds six patents issued in the United States, one of which is also issued in France, Germany and Great Britain. The issued patents relate to techniques developed by the Company for generating output for continuous synchronous raster output devices, such as laser printers. The Company has four applications pending in Japan, three applications pending in the European Patent Office and three applications pending in the United States. There can be no assurance that patents held by the Company will not be challenged or invalidated, that patents will issue from any of the Company's pending applications or that any claims allowed from existing or pending patents will be of sufficient scope or strength (or issue in the countries where products incorporating the Company's technology may be sold) to provide meaningful protection or any commercial advantage to the Company. In any event, effective protection of intellectual property rights may be unavailable or limited in certain countries. The status of United States patent protection in the software industry is not well defined and will evolve as the United States Patent and Trademark Office grants additional patents. Patents have been granted to fundamental technologies in software after the development of an industry around such technologies and patents may be issued to third parties that relate to fundamental technologies related to the Company's technology.

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

  As the number of patents, copyrights, trademarks and other intellectual property rights in the Company's industry increases, products based on its technology increasingly may become the subjects of infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future. Any such claims, regardless of merit, could be time consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse affect on the Company's operating results. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation to determine the validity of any claims, whether or not such litigation is determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks. In addition, the Company may lack sufficient resources to initiate a meritorious claim. In the event of an adverse ruling in any litigation regarding intellectual property, the Company may be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing or substituted technology. The failure of the Company to develop, or license on acceptable terms, a substitute technology if required could have a material adverse effect on the Company's operating results.

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

Employees

  As of January 31, 1999, the Company had a total of approximately 170 employees and independent contractors. None of the Company's employees is represented by a labor union, and the Company has never experienced any work stoppage. The Company considers its relations with its employees to be good.



Item 2 -- Properties.

  The Company leases its principal facilities in El Segundo, California. The Company expanded its facilities during the fiscal year ended January 31, 1999 from 47,000 square feet to 56,000 square feet as part of an amendment to the existing lease agreement. The lease, as amended, expires in March 2007. The Company also leases office space in Japan. The Company believes that suitable additional facilities or alternative space will be available in the future on commercially reasonable terms as needed.

Item 3 -- Legal Proceedings.

  The Company is not a party to any material litigation or legal proceedings.

Item 4 -- Submission of Matters to a Vote of Security Holders.

  No matters were submitted to a vote of the Company's stockholders during the fourth quarter of fiscal 1999.

PART II


ITEM 5 - Market for Registrant's Common Equity and Related Stockholder Matters.

    The Company's common stock is traded on the Nasdaq National Market under the symbol "PRLS". The table below sets forth, during the periods indicated, the high and low sales price for the Company's common stock as reported on the Nasdaq National Market.


                                                               Year Ended
                                   -----------------------------------------------------------------
                                          January 31, 1999                   January 31, 1998
                                   -----------------------------      ------------------------------
             Quarter                    High           Low                  High           Low
             -------               ------------    -------------      -------------   --------------

             First                     $21.250        $11.000              $20.750        $ 8.500
             Second                    $24.375        $15.500              $17.000        $10.250
             Third                     $21.375        $ 2.813              $17.250        $12.500
             Fourth                    $10.875        $ 6.750              $16.375        $ 9.000




    As of April 13, 1999, there were approximately 145 holders of record of the Company's common stock.


Dividend Policy

    The Company has not declared or paid any cash dividends on its common stock during any period for which financial information is provided in this Annual Report on Form 10-K. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends on its common stock in the foreseeable.

ITEM 6 - Selected Financial Data

    The statement of operations data for the years ended January 31, 1999, 1998 and 1997 and the balance sheet data at January 31, 1999 and 1998, are derived from, and should be read in conjunction with, the audited financial statements and notes thereto included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 1995 and 1994 and the balance sheet data at January 31, 1997 and 1996 and December 31, 1995 and 1994 are derived from audited financial statements not included in this Form 10-K. The data set forth below (in thousands, except per share data) are qualified in their entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere in this Form 10-K.

                                                                                                    Years Ended
                                                 Years Ended January 31, (1)                         December 31,
                                            -------------------------------------           ----------------------------
                                               1999         1998          1997                 1995              1994
                                            ----------   ----------    ----------           ----------        ----------
Statement of Operations Data:
    Revenues:
         Product licensing                    $20,882      $15,806       $ 8,322             $  4,774          $  4,394
         Engineering services and
              maintenance                      11,701        9,557         7,699                5,639             4,942
                                            ----------   ----------    ----------           ----------        -----------
              Total revenues                   32,583       25,363        16,021               10,413             9,336
                                            ----------   ----------    ----------           ----------        -----------
    Cost of revenues:
         Product licensing                        139          141           144                  143               218
         Engineering services and
              maintenance                      10,526        7,974         6,123                5,111             5,457
                                            ----------   ----------    ----------           ----------        -----------
              Total cost of revenues           10,665        8,115         6,267                5,254             5,675
                                            ----------   ----------    ----------           ----------        -----------
                   Gross margin                21,918       17,248         9,754                5,159             3,661
                                            ----------   ----------    ----------           ----------        -----------
    Operating expenses:
         Research and development               7,220        4,604         2,701                2,088             1,767
         Sales and marketing                    4,212        3,732         2,746                2,142             1,878
         General and administrative             4,797        2,915         2,546                1,293             1,000
                                            ----------   ----------    ----------           ----------        -----------
              Total operating expenses         16,229       11,251         7,993                5,523             4,645
                                            ----------   ----------    ----------           ----------        -----------
    Income (loss) from operations               5,689        5,997         1,761                 (364)             (984)
    Interest income (expense), net              1,333        1,391           186                 (176)             (118)
                                            ----------   ----------    ----------           ----------        -----------
         Income (loss) before income
              taxes                             7,022        7,388         1,947                 (540)           (1,102)
    Provision (benefit) for income taxes        2,458        2,444        (2,500)                  99               124
                                            ----------   ----------    ----------           ----------        -----------
    Net income (loss)                         $ 4,564      $ 4,944       $ 4,447             $   (639)          $(1,226)
                                            ==========   ==========    ==========           ==========        ===========
    Net income (loss) per share -
         assuming dilution (2)                $  0.39      $  0.42       $  0.46             $  (0.24)          $ (0.47)
                                            ==========   ==========    ==========           ==========        ===========
    Shares used in per share
         calculation (2)                       11,821       11,652         9,893                2,664             2,599
                                            ==========   ==========    ==========           ==========        ===========

                                                               January 31, (1)                                December 31,
                                         --------------------------------------------------------     -------------------------
                                              1999           1998          1997         1996             1995           1994
                                         ------------   ------------   -----------  -------------     -----------   -----------
Balance Sheet Data:
        Cash and cash equivalents           $ 5,250        $ 3,199       $24,162       $    722        $  1,184       $    393
        Working capital (deficit)            31,084         23,713        25,056         (2,608)         (2,307)        (3,192)
        Total assets                         47,174         40,095        35,109          4,041           4,185          3,541
        Long-term obligations                 1,625            421           317          4,286           4,299          2,594
        Redeemable Preferred Stock                -              -             -          5,932           5,931          6,645
        Total stockholders' equity
             (deficit)                       39,799         33,807        28,064        (11,867)        (11,596)       (11,941)

--------------
(1) The Company changed its fiscal year end to January 31, beginning February 1, 1996.
(2) See Note 7 of Notes to Financial Statements for a description of the computation of the net income per share and the number of shares used in the per share calculation for the years ended January 31,1999, 1998 and 1997.

Selected Quarterly Financial Data (Unaudited):

                                        Year Ended January 31, 1999                  Year Ended January 31, 1998
                                -----------------------------------------      ---------------------------------------
Quarter                           Fourth    Third     Second      First           Fourth    Third    Second    First
                                -----------------------------------------      ---------------------------------------
Revenues                          $8,387    $7,313    $8,454     $8,429           $7,853    $6,423   $5,959    $5,128
Gross margin                       5,904     4,738     5,987      5,289            5,386     4,237    3,992     3,633
Gross margin %                        70%       65%       71%        63%              69%       66%      67%       71%
Income from operations            $1,490    $  538    $1,907     $1,754           $2,220    $1,460   $1,355    $  962
Net income                         1,181       556     1,456      1,371            1,958     1,145    1,046       795
Net income per common share       $ 0.10    $ 0.05    $ 0.12     $ 0.12           $ 0.17    $ 0.11   $ 0.09    $ 0.07

ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

    This Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on current expectations, estimates, forecasts and projections about the industry in which Peerless operates, management's beliefs and assumptions made by management. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Highlights

    .   Fiscal 1999 revenues grew 28%, an increase of $7.2 million, over fiscal
        1998
    .   Fiscal 1999 gross profit grew 27% over the previous fiscal year.
    . The Company invested an incremental $2.6 million in research and development, an increase of 65% over the previous fiscal year.

    The Peerless solution is based on a combination of software and imaging ASICs, which together form a low cost-effective embedded imaging system that addresses virtually all sectors of the printing market, from low-end SOHO inkjets to high end laser digital color copiers and printers. The low-cost, high-performance printers and MFPs that the Company's imaging solutions drive are increasingly replacing expensive standalone copiers and printers in corporate offices. Peerless' markets are continuing to expand, driven by the transition from analog to digital in the copier sector, by improving price-performance, and by the broadening role of color in office printing.

    During fiscal 1999, Peerless continued to enhance its technical solution for the digital camera sector. Peerless' PicturePrint technology, together with technology that the Company has recently licensed from FotoNation, can be embedded into electronic consumer appliance products to enable image capture from some of the most popular digital cameras and can output to a variety of photo quality inkjet printers and color laser devices. After OEMs have mastered the major image quality barriers into the digital camera market, the Company believes it will be able to capitalize on benefits that universal printing functionality can deliver.

    In the fourth quarter of fiscal 1999, the Company announced a strategic development agreement with Minolta that encompasses a range of future products spanning printers to digital copiers and includes monochrome and color technologies. This agreement will ultimately encompass at least two entire Minolta product families and that will yield multiple products from each product family. This agreement was made possible by the scalable nature of Peerless' embedded imaging solution, which can span low-end inkjets priced under $500 to high-end production copier/printers priced over $20,000.

    During fiscal 1999, Peerless increased its focus and success in selling its source code development kits, which allow the OEMs to access Peerless' technology and perform their own customization. The development kit sales increase the OEMs commitment to Peerless' embedded imaging technology from a single point product solution to a broad product platform solutions for multiple printing products.

    During fiscal 1999, the Company focused on implementing structural and process improvements in the engineering services group. This effort started to become visible when the Company hired a new Vice President of Technical Operations, David Emmett, in mid-fiscal 1999. As a result of Mr. Emmett's guidance, the Company was able to deliver a record number of products to OEMs in the last two quarters of fiscal 1999. Management expects that, under Mr. Emmett's leadership, the Company will be able to improve productivity, quality control and time to market which should reflect positively in the Company's results of operations for fiscal 2000.

    As part of Peerless' efforts to focus on increasing its market penetration in the embedded imaging industry, the Company seeks to strategically acquire selected companies that complement its existing product offerings and its internal product development efforts. On April 6, 1999, Peerless entered into a merger agreement with Auco, Inc. ("Auco"), a privately held developer of embedded networking technology based in Redwood City, California. The transaction is structured as a merger in which the Company will exchange 2.5 million shares of its common stock for all currently outstanding shares of Auco capital stock, on a fully-diluted basis, and its convertible note payable. It is expected that the merger will be accounted for as a pooling of interests. As a result of the merger, Auco will become a subsidiary of the Company. Consummation of the merger is subject to terms and conditions customary for a transaction of this type, including approval of certain matters by the shareholders of the Company and Auco. The Company estimates that it will incur transaction costs, consisting primarily of fees for investment bankers, attorneys, accountants, consultants, financial printing and other related charges, of approximately $2.3 million which will be expensed upon consummation of the merger.

Results of Operations

    The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's statements of operations to total revenues.

                                                                           Percentage of Total Revenues
                                                                  ----------------------------------------------
                                                                              Years Ended January 31,
                                                                  ----------------------------------------------
                                                                     1999              1998              1997
                                                                  -----------       -----------       ------------
Statement of Operations Data:
        Revenues:
                Product licensing                                     64.1%             62.3%             51.9%
                Engineering services and maintenance                  35.9              37.7              48.1
                                                                  -----------       -----------       ------------
                        Total revenues                               100.0             100.0             100.0
                                                                  -----------       -----------       ------------

        Cost of revenues:
                Product licensing                                      0.4               0.6               0.9
                Engineering services and maintenance                  32.3              31.4              38.2
                                                                  -----------       -----------       ------------
                        Total cost of revenues                        32.7              32.0              39.1
                                                                  -----------       -----------       ------------
                                Gross margin                          67.3              68.0              60.9
                                                                  -----------       -----------       ------------
        Operating expenses:
                Research and development                              22.2              18.2              16.9
                Sales and marketing                                   12.9              14.7              17.1
                General and administrative                            14.7              11.5              15.9
                                                                  -----------       -----------       ------------
                        Total operating expenses                      49.8              44.4              49.9
                                                                  -----------       -----------       ------------
        Income from operations                                        17.5              23.6              11.0
        Interest income, net                                           4.1               5.5               1.2
                                                                  -----------       -----------       ------------
                Income before income taxes                            21.6              29.1              12.2
        Provision (benefit) for income taxes                           7.6               9.6             (15.6)
                                                                  -----------       -----------       ------------
        Net income                                                    14.0%             19.5%             27.8%
                                                                  ===========       ===========       ============


     Comparison of Fiscal 1999 and 1998

    Fiscal 1999 revenues increased 28% over the previous year. The revenue growth was driven by a 32% increase in product licensing revenues and a 22% increase in engineering services and maintenance revenues over the prior fiscal year. Product licensing revenues increased due to an increase in the number of products shipped into the marketplace incorporating Peerless' imaging technology and an increase in the market penetration of existing products. Most of the increase in recurring license fees can be attributed to an increase in penetration in the color and multi-function markets. Adding to the product licensing revenues were strong sales of source code development kits. The growth in engineering services and maintenance revenues was the direct result of an increase in the dollar value of engineering services design wins in fiscal 1999 over fiscal 1998.

    The Company's gross margin as a percentage of total revenues decreased to 67% in fiscal 1999 from 68% in fiscal 1998. Although the current year revenue mix included a higher percentage of licensing fees, which have relatively low costs associated with the revenues being recognized, the margin on engineering services and maintenance declined in 1999. The deterioration in the engineering services margins from 17% in fiscal 1998 to 10% in fiscal 1999 was attributable to a mid-year refocusing of the engineering services department. This change yielded a record number of product deliveries, but resulted in lower margins as additional resources were allocated to projects in process in an effort to reduce the time-to-market.

    Peerless continues to invest heavily in the future by funding the research and development of new technology solutions. Research and development expenses increased 57% between fiscal 1999 and 1998. The expense increases resulted primarily from a growth in the development staff headcount and the use of outside development partners. The increased funding was used for, among other things, development programs associated with the Company's color technology, multi-function technology, application specific integrated circuit ("ASIC") designs and digital photography technology. Management anticipates that research and development costs will continue to increase.

    Sales and marketing expenses increased 13% between fiscal years 1999 and 1998. The increase reflected a growth in the sales and marketing headcount and an expanded emphasis on penetrating new OEM customers. As a result of this additional effort, the Company added several new OEMs to its customer list during fiscal 1999. Sales and marketing expenses, however, decreased to 13% of total revenues for fiscal 1999 from 15% for fiscal 1998.

    General and administrative expense for fiscal 1999 increased 65% over fiscal 1998. The expense growth related primarily to an increase in personnel and expenses necessary to support the growth in the Company's operations, which included the formation of a new mergers and acquisition department in support of the Company's strategy to acquire complimentary technology. A portion of the expense growth related to professional costs associated with proposed transactions that were terminated.

    Interest income earned in fiscal years 1999 and 1998 was attributable to interest and investment income earned on cash and cash equivalents and investment balances resulting primarily from the $26.3 million in proceeds received upon the closing of the Company's initial public offering in September 1996.

    The Company's effective tax rate for fiscal 1999 was 35%. Due to a reduction in the valuation allowance, the Company's effective tax rate for fiscal 1998 was 33%. As of January 31, 1999, the Company had $673,000 of foreign tax credits available to offset future federal taxes otherwise payable. Once the foreign tax credits are fully utilized, the Company will be subject to an estimated annual tax rate in the range of 35% to 40%.

Comparison of Fiscal 1998 and 1997

    The 58% increase in revenues in fiscal 1998 over fiscal 1997 was driven by an increase in product licensing revenues of 90%. This increase in product licensing revenues was generated by an increase in the shipments and number of products incorporating Peerless' imaging technology, as well as high, one-time licensing fees for source code. Most of the growth in the fiscal 1998 can be attributed to new color laser printers introduced by the Company's OEMs in early fiscal 1998 and an increase in the market penetration of existing products. Growth in the Company's engineering services and maintenance revenues also contributed to the increase in total revenues during the current fiscal year with an increase of 24% over the prior fiscal year. The growth in engineering services and maintenance revenues was the direct result of an increase in the number of design wins in fiscal 1998 over fiscal 1997.

    The Company's gross margin as a percentage of total revenues increased to 68% for fiscal 1998 from 61% for fiscal 1997. The improvements in gross margin in the current fiscal year are primarily attributable to a shift in the revenue mix toward product licensing revenues, which have relatively low costs associated with the revenues being recognized. Product licensing revenues as a percentage of total revenues increased to 62% in fiscal 1998 from 52% in fiscal 1997.

    Research and development expenses increased 71% between fiscal years 1998 and 1997. The expense increases resulted primarily from a growth in the development staff headcount. The increased funding was used for, among other things, development programs associated with the Company's color technology, multi-function technology and ASIC designs. Additionally, the Company began investing in digital photography technology during fiscal 1998.

    Sales and marketing expenses increased 36% between fiscal years 1998 and 1997. The increase reflected a growth in the sales and marketing headcount and an expanded emphasis on industry trade shows and other opportunities to promote the Company's embedded imaging.

    General and administrative expense for fiscal 1998 increased 15% over fiscal 1997. The expense growth related primarily to an increase in personnel and expenses, necessary to support the growth in the Company's operations.

    Interest income earned in fiscal 1998 was attributable to interest and investment income earned on cash and cash equivalents and investment. Interest income of $329,000 earned for the fiscal 1997 was offset by $143,000 of interest expense associated with borrowings under the Company's line of credit and the convertible notes payable, which converted to shares of common stock upon the closing of the Company's initial public offering in September 1996.

    Due to a reduction in the valuation allowance during fiscal, 1997, the Company's financial statements reflect a benefit for income taxes rather than a provision for income taxes for that fiscal year. A further reduction in the valuation allowance in fiscal 1998 resulted in an effective tax rate of 33%.

Liquidity and Capital Resources

    Compared to January 31, 1998, total assets at January 31, 1999 grew 18% to $47.2 million and stockholders' equity grew 18% to $39.8 million. The Company's cash and short-term investment portfolio was $21.4 million at January 31, 1999 and the current ratio was 6.4:1. The Company's operations generated cash of $707,000 during fiscal 1999.

    During fiscal 1998, the Company began an expansion of its operating facilities from 30,000 square feet to 47,000 square feet in order to accommodate the current and expected growth in operations. As part of the expansion, which was completed in early fiscal 1999, the Company made leasehold improvements in the amount of $1.4 million and $1.8 million in fiscal years 1999 and 1998, respectively. The remaining additions to property and equipment of $407,000 and $1.4 million for fiscal years 1999 and 1998, respectively, related to furniture, computer and equipment purchases associated with the growth in headcount. Investments in securities generated net cash of $1.8 million in fiscal 1999 while a net $20 million was invested in fiscal 1998. It is the Company's policy to invest the majority of its unused cash in low-risk government and commercial debt securities. The Company has not historically purchased, nor does it expect to purchase in the future, derivative instruments or enter into hedging transactions.

    Net cash provided by financing activities during fiscal years 1999 and 1998 related to the issuance of common stock under the Company's employee stock purchase plan and the exercise of common stock options.

Risks and Uncertainties

    While Peerless' management is optimistic about the Company's long-term prospects, the following risks and uncertainties, among other things, should be considered in evaluating the growth outlook:

    Future Growth Rate and Operating Results: The revenue growth rate in fiscal 2000 may not approach the level attained in fiscal 1999. Further, although the Company has been profitable since the quarter ended December 31, 1995, there can be no assurance that the Company will maintain profitability on a quarterly or annual basis in the future. Factors noted below, as well as others in the aggregate, may have a material adverse affect on the Company's future revenue growth and/or results of operations.

    Engineering Services Results: In the past, the Company has experienced significant fluctuations in quarterly engineering services results that have been caused by many factors including: product development delays (see below), third party delays (see below), increases in the estimated hours to complete particular engineering services projects; cancellation or redirection of engineering services projects by the Company's OEMs and delays in the availability or stability of third-party technology that the Company's OEMs are also incorporating into the same product for which the Company is performing engineering services. There can be no assurance that similar factors will not impact future engineering services results.

    Product Development Delays: The Company in the past has experienced, and may experience in the future, delays in product development. Prior delays have resulted from numerous factors such as changing OEM product specifications, difficulties in hiring and retaining necessary personnel, difficulties in reallocating engineering resources and other resource limitations, difficulties with independent contractors, changing market or competitive product requirements and unanticipated engineering complexity. In addition, the Company's software and hardware have in the past, and may in the future, contain undetected errors or failures that become evident upon product introduction or as product production volumes increase. There can be no assurance, despite testing by the Company and its OEMs that the Company's new products and technology will meet performance specifications under all conditions or for all anticipated applications. Given the short product life cycles in the digital document products market, any delay or unanticipated difficulty associated with new product introductions or product enhancements could have a material adverse effect on the Company's operating results.

    Third Party Delays: Quarterly revenues would be adversely impacted if one or more key OEM transactions, milestones or OEM product shipments that are scheduled to be realized by the Company or its OEMs at the end of a quarter were to be delayed until a subsequent quarter.

    Seasonality: The Company believes that its business may be subject to seasonal trends. In the digital document product industry, it is not unusual for vendors to experience an increase in demand in the fourth calendar quarter followed by a significant decrease in the following quarter. Although the Company has attempted to manage this risk with the incorporation of guaranteed minimum royalty commitments, the Company's product licensing revenues may be negatively impacted by seasonality, if any, of unit shipments experienced by its OEMs.

    Recurring Product Licensing Reporting: The recurring product licensing revenues reported by the Company are dependent, in part, on the timing and accuracy of product sales reports received from the Company's OEM customers. These reports are provided only on a calendar quarter basis and, in any event, are subject to delay and potential revision by the OEM. Therefore, the Company is required to estimate all of the recurring product licensing revenues for the last month of each fiscal quarter and to further estimate all of its quarterly revenues from an OEM when the report from such OEM is not received in a timely manner. In the event the Company is unable to estimate such revenues accurately prior to public announcement of the Company's quarterly results, the Company may be required to restate its recognized revenues or adjust revenues for subsequent periods.

    Dependence on Third Parties: With the exception of Adobe and Conexant substantially all of the Company's revenues in recent years have been derived from digital document product OEMs. The Company's revenues are dependent upon, among other things, the ability and willingness of these OEMs to timely develop and promote digital document products that incorporate the Company's technology. Additionally, many of these OEMs are concurrently developing and promoting products that do not incorporate the Company's technology. In such cases, the OEMs may have profitability or other incentives to promote internal solutions or competing products in lieu of products incorporating the Company's technology. No assurance can be given as to the ability or willingness of the Company's OEMs to continue developing, marketing and selling products incorporating the Company's technology.

    Concentration of Revenues: Historically, a limited number of customers have provided a substantial portion of Peerless' revenues. There presently are only a limited number of customers in the digital document product market to which the Company markets its technology and services. Therefore, the ability of the Company to replace a lost customer or offset a significant decrease in the revenues from a customer may be significantly limited.

    Technology Licensing: The Company's larger customers at times have required that the Company offer new technology directly to them prior to offering it to other customers and have attempted to restrict the Company from licensing the technology utilized by these customers to customers developing potentially competing products. Although the Company has not granted exclusive rights with respect to its core technologies, the Company has granted exclusive rights in unusual circumstances with respect to derivative software developed by the Company in support of a specific customer's proprietary products or technologies. No assurance can be given, however, that the Company will not, in the future, grant broader exclusive rights to its technology in order to enter into a licensing agreement with a customer, or that an unwillingness to grant such exclusive rights will prevent the Company from entering into such a licensing agreement.

    Technological Changes: The market for the Company's products and services is characterized by rapidly changing technology, evolving industry standards and needs, and frequent new product introductions. The Company's success will depend on, among other things: market acceptance of the Company's technology and the digital document products of the Company's OEM customers; the ability of the Company and its OEM customers to meet industry changes and market demands in a timely manner; achievement of new design wins by the Company followed by the OEMs' development of associated new digital document products; and the regular and continued introduction of new and enhanced technology and services by the Company and its OEMs on a timely and cost-effective basis. There can be no assurance that the products and technology of competitors of the Company or its OEMs will not render the Company's technology or its OEMs' products noncompetitive or obsolete. Any failure by the Company or its OEMs to anticipate or respond adequately to the rapidly changing technology and evolving industry standards and needs, or any significant delay in development or introduction of new and enhanced products and services, could result in a loss of competitiveness or revenues, which could have a material adverse effect on the Company's operating results.

    Dependence on Sole Source Providers: The Company is dependent on three independent parties, Motorola, IBM Microelectronics and Intel, each of which provides unique application specific integrated circuits ("ASICs") incorporating the Company's imaging technology to certain of the Company's OEMs. Additionally, the Company has a set of relationships with Adobe that address many critical aspects of the Company's OEM customers' needs. The Company has licensed (for internal development purposes) from Adobe the right to use Adobe's PostScript Software to enable the Company's products to be used with Adobe's PostScript Software, has licensed to Adobe several of the Company's technologies and has developed technologies for Adobe for which the Company receives royalties and engineering services fees. These sole source providers are subject to materials shortages, excess demand, reduction in capacity and/or other factors that may disrupt the flow of goods to the Company's customers and thereby adversely affect the Company's customer relationships. Any such disruption could limit or delay production or shipment of the products incorporating the Company's technology, which could have a material adverse effect on the Company's operating results.

    Costs and Expenses: A substantial portion of the Company's costs and expenses is related to costs of engineering services and maintenance, product development, other personnel costs, marketing programs and facilities. The level of spending for such costs and expenses cannot be adjusted quickly and is based, in significant part, on the Company's expectations of future revenues and anticipated OEM commitments. If such commitments do not materialize or are terminated or if revenues are below expectations, the Company's quarterly and annual operating results will be adversely affected.

    Dependence on Key Personnel: The Company is largely dependent upon the skills and efforts of its senior management and other officers and key employees. The Company believes that its future success will depend in large part upon its ability to attract and retain highly skilled managerial, engineering, sales, marketing and operations personnel, many of whom are in great demand. Competition for such personnel recently has increased significantly. The Company does not maintain any key person life insurance policies. The loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on the Company's operating results.

    International Activities: Peerless is substantially dependent on its international business activities and the Company expects that sales to customers located outside the United States may increase in absolute dollars in the future. The international market for products incorporating the Company's technology is highly competitive, and the Company expects to face substantial competition in this market from established and emerging companies and technologies developed internally by its OEMs. Risks inherent in the Company's international business activities also include currency fluctuations, changes in the economic condition of foreign countries, the imposition of government controls, tailoring of products to local requirements, trade restrictions, changes in tariffs and taxes, and the burdens of complying with a wide variety of foreign laws and regulations, any of which could have a material adverse effect on the Company's operating results. Although all of the Company's contracts are, and the Company expects that its future contracts will be, denominated in U.S. dollars, there can be no assurance that its contracts with international OEMs in the future will be denominated in U.S. dollars. In the event that one or more contracts are denominated in foreign currencies, the Company will be subject to additional risks associated with currency fluctuations, which could have a material adverse effect on the Company's operating results.

    During the past few years, the Asian economy has been financially depressed. As a result, some members of the imaging industry have reported negative financial impacts attributable to a decrease in demand from Asian customers. Peerless' Asian customers are comprised primarily of companies headquartered in Japan. These Japanese customers sell products containing Peerless' technology primarily in the North American and European marketplaces. There can be no assurance that revenues from Asian customers will not decline in future quarters.

    Volatility of Stock Price: The Company's common stock has experienced significant price volatility and such volatility may occur in the future. Factors that could affect the trading price of the common stock include variations in quarterly results of operations, announcements of new products by the Company or its competitors, developments or disputes with respect to proprietary rights, general trends in the industry, overall market conditions and other factors. In addition, the stock market historically has experienced extreme price and volume fluctuations, which have particularly affected the market price of securities of many high technology companies and which at times have been unrelated or disproportionate to the operating performance of such companies.

    Year 2000 Compliance: The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

    The Company has divided its review of the Year 2000 Issue into three major areas: (1) internal systems, (2) Company products and (3) potential year 2000 problems associated with outside development partners, vendors and customers. The Company has substantially completed its review of its internal system, including its development tools and business critical applications such as general ledger, accounts payable, accounts receivable, job cost, and purchasing. The Company has identified certain systems that require updating and has begun to purchase and install updates that have been certified as year 2000 compliant by vendors. The Company expects to complete its review of internal systems by July 31, 1999 and does not expect the review to uncover a risk that would result in a material adverse effect on its operations.

    The Company is in the process of reviewing the year 2000 compliance of its products developed for OEMs. Based on an initial review, the Company believes that its products do not contain date sensitive fields. Testing to validate this assumption is expected to be completed in July 31, 1999. At this time, the Company does not believe that product updates will be necessary.

    The Company is in the process of identifying any potential year 2000 problems from outside development partners who work on engineering services projects, vendors whose facilities manufacture ASICs that incorporate the Company's technology or whose systems interface with the Company's internal systems as well as customers whose products contain technology licensed from the Company. The Company expects to complete its review by

July 31, 1999. However, since third-party year 2000 compliance is not within the Company's control, the Company cannot assure the stockholders that the year 2000 problems affecting the systems of other companies will not have a material adverse effect on the Company's operations. This impact could include, among other things, product time to market delays caused by year 2000 problems associated with development partners which would negatively impact engineering services revenues and delays in customer shipments which could negatively impact the Company's recurring licensing revenues.

    Costs to address the Year 2000 Issue include hardware, software and implementation costs for internal work are not expected to exceed $200,000. To date, the Company has incurred approximately $75,000 of these costs, all of which have been expensed.

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

    Market Risk: The Company is exposed to various market risks including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. The Company is not at risk from adverse changes in foreign currency exchange rates as all transactions are denominated in U.S. dollars. The Company does not enter into derivatives or other financial instruments for trading purposes.

    Peerless' exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company invests its excess cash in fixed rate debt instruments of the U.S. Government and high-quality corporate issuers as well as floating rate money market funds. The Company, by policy, limits the amount of credit exposure to any one issuer. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, Peerless' future investment income may fall short of expectations due to changes in interest rates, or Peerless may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

Future Developments

    In December 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-9, Modification of SOP 97-2, "Software Revenue Recognition," with Respect to Certain Transactions ("SOP 98-9"). SOP 98-9 retains the limitations of SOP 97-2 on what is considered vendor-specific objective evidence (VSOE) of fair value in a software arrangement. Accordingly, the limitation on VSOE of fair value that were deferred by SOP 98-4 will be effective for transactions entered into in fiscal years beginning after December 15, 1998. In order to recognize revenue upon delivery of individual elements, VSOE of the fair value of each element (which is limited to the vendor's selling price of each element when sold separately or the price established by management when it is probable that the established price will not change) will be required. The adoption of SOP 98-9 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The adoption of SFAS No. 133 will not have a material impact on the Company's results of operations, financial position or cash flows.

ITEM 8 - Financial Statements and Supplementary Data.

  See Index to Financial Statements on page F-1.


ITEM 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  Not applicable.

                                   PART III

Item 10 -- Directors and Executive Officers.

    The information required by this item, insofar as it relates to the Company's directors, will be contained under the captions "Election of Directors" and "Section 16 Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference. The information relating to the Company's executive officers as of January 31, 1999 is contained in the following table:

Name                      Age              Position
----                      ---              --------
Edward A. Gavaldon        53               President, Chief Executive Officer and Chairman of the Board
David M. Emmett           57               Senior Vice President, Engineering and Technical Operations
David R. Fournier         45               Vice President, Sales, Marketing and Field Operations
Thomas B. Ruffolo         45               Vice President, Corporate Development
Charles R. Boelig         45               Senior Vice President, Sales, Marketing and Field Operations

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

    David M. Emmett has served the Company as Vice President of Engineering and Technical Operations since July 1998. Mr. Emmett was promoted to the position of Senior Vice President in February 1999. Prior to joining the Company, Mr. Emmett served as Vice President of Engineering for the Printing & Systems Division at Adobe Systems. During his tenure at Adobe, Mr. Emmett was also Vice President of Engineering for Enterprise Printing Systems and Vice President of Acrobat Production Unit and Director of Acrobat Capture. Prior to his 4 years at Adobe, Mr. Emmett was Vice President of Product Operations for PixelCraft;
Director of Engineering at Sunpics and   Vice President of Engineering for
Calera Recognition Systems. Mr. Emmet received his M.B.A. degree from Pepperdine University and studied Physics and Pure Mathematics at Exeter University in England.

    David R. Fournier has served the Company as Vice President, Sales, Field Operations and Marketing since November 1997, as Vice President of Sales and Field Operations from January 1994 to November 1997 and served as Director of Sales from November 1991 to January 1994. Prior to joining the Company, Mr. Fournier held various sales management positions at Hamilton/Avnet, a semiconductor and computer systems distribution company, and Wyle Lab, a semiconductor and computer systems distribution company. Mr. Fournier resigned from the Company in March 1999, however, he will be acting as a consultant to the Company as needed.

    Thomas B. Ruffolo has served the Company as Vice President, Corporate Development since November 1997, as Vice President, Marketing from August 1994 to November 1997 and as Director of Marketing from August 1991 to August 1994. Prior to joining the Company, Mr. Ruffolo was Director of Marketing at NewGen Systems, a page printer manufacturer, which he co-founded in 1988. Mr. Ruffolo received an M.B.A. degree from Pepperdine University and a B.S. degree in computer science from Colorado State University.

    Charles R. Boelig was appointed Senior Vice President, Sales, Marketing and Field Operations upon Mr. Fournier's resignation from the Company in March 1999. Prior to joining Peerless, Mr. Boelig served for a year as President and Chief Operating Officer of Spacetec IMC (now Labtec), a supplier of interactive motion control input hardware and software. In addition, Mr. Boelig spent ten years at Bitstream, Inc. where he held various positions, including his most recent role as Chairman, President and Chief Executive Officer. Bitstream is a leading supplier of technologies and portable font resources for the embedded marketplace and the Internet. Prior to joining Bitstream, he spent seven years in various sales and sales management positions. Mr. Boelig received a B.A in Business Administration from the University of New Hampshire.

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

                                    PART IV

Item 14 -- Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) Documents filed as a part of this Form 10-K:

(1) Financial Statements

Report of PricewaterhouseCoopers LLP, Independent Accountants
Statements of Income
Balance Sheets
Statements of Stockholders' Equity
Statements of Cash Flows
Notes to Financial Statements

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

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of the fiscal year ended January 31, 1999.

(c) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K.

Exhibit
Number
------
3.1(1)          Certificate of Incorporation of the Company.
3.2(4)          Amended and Restated Bylaws of the Company.
4.1             Instruments defining the rights of security holders. Reference is made to Exhibits 3.1 and 3.2.
4.2(4)          Rights Agreement, dated October 7, 1998, between the Company and
                        Norwest Bank Minnesota, N.A., as Rights Agent.
10.1(1)         Form of Indemnity Agreement.
10.2(1)(2)      1992 Stock Option Plan (the "Option Plan"), as amended.
10.3(1)(2)      1996 Equity Incentive Plan.
10.4(1)(2)      Form of Incentive Stock Option.
10.5(1)(2)      Form of Nonstatutory Stock Option.
10.6(1)(2)      1996 Employee Stock Purchase Plan.
10.7(1)         Third Party Development and License Agreement (the "Adobe Third
                        Party License"), dated September 18, 1992, between the Registrant and Adobe Systems Incorporated ("Adobe").
10.8(1)(3)      Reference Post Appendix #2 to the Adobe Third Party License,
                        dated February 11, 1993.
10.9(1)         Amendment No. 1 to the Adobe Third Party License, dated November
                        29, 1993.

10.10(1)(3)     PCL Development and License Agreement (the "PCL License"), dated
                        June 14, 1993, between the Registrant and Adobe.
10.11(1)(3)     Amendment No. 1 to the PCL License, dated October 31, 1993.
10.12(1)(3)     Letter Modification to the PCL License, dated August 5, 1994.
10.13(1)(3)     Addendum No. 1 to the PCL License, dated March 31, 1995.
10.14(1)(3)     Letter Modification to the PCL License, dated August 30, 1995.
10.15(1)        Lease Agreement between the Company and Continental Development
                        Corporation, dated February 6, 1992, and Addendum, dated February 6, 1992.
10.16(1)        First Amendment to Office Lease, dated December 1, 1995, between the Company and Continental Development Corporation.
10.18(1)(2)     Employment Agreement with Lauren Shaw.
10.19(1)(2)     Employment Agreement with Edward Gavaldon.
10.20(5)        Second Amendment to Office Lease, dated April 8, 1997, between the Company and Continental Development Corporation.
10.21(5)        Third Amendment to Office Lease dated, December 16, 1997,
                        between the Company and Continental Development Corporation.
10.22           Fourth Amendment to Office Lease, dated April 22, 1998, between the Company and Continental Development Corporation.
23.1            Consent of PricewaterhouseCoopers LLP.
24.1            Power of Attorney. Reference is made to page 30.
27.1            Financial Data Schedule.
_____________
(1) Previously filed in the Company's Registration Statement on Form S-1 (File No. 333-09357), as amended and incorporated herein by reference.
(2)  Management contract or compensatory plan or arrangement.
(3)  Subject to Confidential Treatment Order.
(4) Previously filed in the Company's Current Report on Form 8-K, filed October 8, 1998, and incorporated herein by reference.
(5) Previously filed in the Company's 1998 Annual Report filed on Form 10-K, filed April 24, 1998, and incorporated herein by reference.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of April, 1999.


                                           Peerless Systems Corporation


                                        By:    /s/ EDWARD A. GAVALDON
                                           -----------------------------------
                                                    Edward A. Gavaldon
                                         President, Chief Executive Officer,
                                         Chairman of the Board  and acting Chief
                                         Financial Officer
                                             (duly authorized representative)



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


      Signature                       Title                           Date
      ---------                       -----                           ----


   /s/ EDWARD A. GAVALDON    President, Chief Executive         April 23, 1999
 -------------------------   Officer, Chairman of the Board
       Edward A. Gavaldon    and acting Chief Financial Officer
                             (Principal Executive Officer)


  /s/ ROBERT V. ADAMS        Director                           April 23, 1999
 -------------------------
      Robert V. Adams



  /s/ ROBERT G. BARRETT      Director                           April 23, 1999
  ------------------------
      Robert G. Barrett



  /s/ ROBERT L. NORTH        Director                           April 23, 1999
   -----------------------
       Robert L. North

                         PEERLESS SYSTEMS CORPORATION
                         INDEX TO FINANCIAL STATEMENTS

                                                                   Page
                                                                   ----
Report of PricewaterhouseCoopers LLP, Independent Accountants      F-2

Statements of Income                                               F-3

Balance Sheets                                                     F-4

Statements of Stockholders' Equity                                 F-5

Statements of Cash Flows                                           F-6

Notes to Financial Statements                                      F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Peerless Systems Corporation

In our opinion, the accompanying balance sheets and the related statements of income, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Peerless Systems Corporation at January 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS LLP


Woodland Hills, California
March 5, 1999, except for the subsequent event
               described in Note 14 as to which
               the date is April 6, 1999

                         PEERLESS SYSTEMS CORPORATION
                             STATEMENTS OF INCOME
                   (in thousands, except per share amounts)

                                                                 Years Ended January 31,
                                                        -----------------------------------------
                                                          1999            1998             1997
                                                        --------        --------         --------
Revenues:
       Product licensing                                $20,882         $15,806          $ 8,322
       Engineering services and maintenance              11,701           9,557            7,699
                                                        -------         -------          -------
              Total revenues                             32,583          25,363           16,021
                                                        -------         -------          -------

Cost of revenues:
       Product licensing                                    139             141              144
       Engineering services and maintenance              10,526           7,974            6,123
                                                        -------         -------          -------
              Total cost of revenues                     10,665           8,115            6,267
                                                        -------         -------          -------
              Gross margin                               21,918          17,248            9,754
                                                        -------         -------          -------

Operating expenses:
       Research and development                           7,220           4,604            2,701
       Sales and marketing                                4,212           3,732            2,746
       General and administrative                         4,797           2,915            2,546
                                                        -------         -------          -------
              Total operating expenses                   16,229          11,251            7,993
                                                        -------         -------          -------
Income from operations                                    5,689           5,997            1,761
Interest income, net                                      1,333           1,391              186
                                                        -------         -------          -------
Income before income taxes                                7,022           7,388            1,947
Provision (benefit) for income taxes                      2,458           2,444           (2,500)
                                                        -------         -------          -------
              Net income                                $ 4,564         $ 4,944          $ 4,447
                                                        =======         =======          =======

Net income per common share                               $0.42           $0.47            $0.90
                                                        =======         =======          =======
Net income per common share, assuming dilution            $0.39           $0.42            $0.46
                                                        =======         =======          =======

Weighted average common shares outstanding               10,958          10,608            4,964
                                                        =======         =======          =======
Weighted average common shares outstanding and
       dilutive shares                                   11,821          11,652            9,893
                                                        =======         =======          =======

   The accompanying notes are an integral part of these financial statements

                         PEERLESS SYSTEMS CORPORATION
                                BALANCE SHEETS
                                (in thousands)

                                                                                       January 31,
                                                                            ----------------------------------
                                                                              1999                      1998
                                                                            --------                  --------
                                  ASSETS
Current assets:
      Cash and cash equivalents                                             $ 5,250                   $ 3,199
      Short term investments                                                 16,158                    16,982
      Trade accounts receivable, less allowance for doubtful accounts of
         $175 in 1999 and $100 in 1998                                        9,186                     5,577
      Unbilled receivables                                                    2,994                     1,386
      Deferred tax asset                                                      2,615                     1,544
      Prepaid expenses and other current assets                                 631                       892
                                                                            -------                   -------
            Total current assets                                             36,834                    29,580
Investments                                                                   4,605                     5,501
Property and equipment, net                                                   5,186                     4,426
Deferred tax asset                                                                -                       249
Other assets                                                                    549                       339
                                                                            -------                   -------
      Total assets                                                          $47,174                   $40,095
                                                                            =======                   =======

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                      $   672                   $ 1,149
      Accrued wages                                                           1,557                     1,065
      Accrued compensated absences                                              672                       501
      Other current liabilities                                                 867                       392
      Income taxes payable                                                      788                       406
      Deferred rent, current portion                                             76                        76
      Deferred revenue, current portion                                       1,118                     2,278
                                                                            -------                   -------
            Total current liabilities                                         5,750                     5,867
Deferred tax liability                                                          394                         -
Deferred rent                                                                   431                       421
Deferred revenue                                                                800                         -
                                                                            -------                   -------
      Total liabilities                                                       7,375                     6,288
                                                                            -------                   -------

Commitments and contingencies (Note 5)

Stockholders' equity:
Common stock, $.001 par value, 30,000 shares authorized, 11,084 shares
      issued and outstanding in 1999 and 10,696 in 1998                          11                        11
Additional paid-in capital                                                   39,293                    37,952
Deferred compensation                                                          (188)                     (275)
Retained earnings (deficit)                                                     683                    (3,881)
                                                                            -------                   -------
      Total stockholders' equity                                             39,799                    33,807
                                                                            -------                   -------
      Total liabilities and stockholders' equity                            $47,174                   $40,095
                                                                            =======                   =======

   The accompanying notes are an integral part of these financial statements

                         PEERLESS SYSTEMS CORPORATION
                      STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)

                                                   Common Stock
                                              ---------------------      Additional                     Retained         Total
                                              Number of                   Paid-In        Deferred       Earnings     Stockholders'
                                               Shares        Amount       Capital      Compensation     (Deficit)   Equity (Deficit)
                                              ---------      ------      ----------    ------------     ---------   ----------------
Balances, January 31, 1996                      2,837         $ 3         $ 1,394                       $(13,264)       $(11,867)
  Issuance of common stock for cash,
   less issuance costs of $1,302                2,698           3          26,292                                         26,295
  Exercise of stock options                       150                         149                                            149
  Conversion of convertible notes payable
   to share of common stock, less
   unamortized issuance costs of $68            1,169           1           3,001                                          3,002
  Conversion of Series A and Series B
   Preferred Stock to shares of common
   stock                                        2,647           3           5,937                                          5,940
  Conversion of warrants to shares of
   common stock                                   983
  Deferred compensation related to stock
   option grants                                                              452         $(452)                               -
  Amortization of deferred compensation                                                     106                              106
  Increase in redemption value of Series
   A and Series B Preferred Stock                                                                             (8)             (8)
  Net income                                                                                               4,447           4,447
                                               ------         ---         -------         -----         --------        --------
Balances, January 31, 1997                     10,484          10          37,225          (346)          (8,825)         28,064
  Issuance of common stock for cash                26           1             406                                            407
  Exercise of stock options                       186                         329                                            329
  Amortization of deferred compensation                                                      63                               63
  Cancellation of stock options granted                                        (8)            8                                -
  Net income                                                                                               4,944           4,944
                                               ------         ---         -------         -----         --------        --------
Balances, January 31, 1998                     10,696          11          37,952          (275)          (3,881)         33,807
  Issuance of common stock                         72                         481                                            481
  Exercise of stock options                       316                         860                                            860
  Amortization of deferred compensation                                                      87                               87
  Net income                                                                                               4,564           4,564
                                               ------         ---         -------         -----         --------        --------
Balances, January 31, 1999                     11,084         $11         $39,293         $(188)        $    683        $ 39,799
                                               ======         ===         =======         =====         ========        ========

   The accompanying notes are an integral part of these financial statements

                         PEERLESS SYSTEMS CORPORATION
                           STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                            Years Ended January 31,
                                                                 ----------------------------------------------
                                                                   1999               1998               1997
                                                                 --------           --------           --------
Cash flows from operating activities:
  Net income                                                     $  4,564           $  4,944           $ 4,447
  Adjustments to reconcile net income to net cash provided by operating activities
    Depreciation and amortization                                   1,144                832               488
    Amortization of investment discounts and premiums                (125)              (247)                -
    Amortization of deferred compensation                              87                 63               106
    Compensation expense on common stock issued to employees           78                  -                 -
    Allowance for bad debt                                             75                  -                 -
    Changes in operating assets and liabilities:
      Trade accounts receivable                                    (3,684)            (2,263)           (1,301)
      Unbilled receivables                                         (1,608)            (1,023)             (118)
      Prepaid expenses and other assets                               (48)              (666)             (151)
      Deferred income taxes                                          (428)             1,106            (2,899)
      Accounts payable                                               (477)               581               137
      Accrued wages                                                   492                354                88
      Accrued compensated absences                                    171                156                35
      Other current liabilities                                       475                 55               128
      Income taxes payable                                            382                306               100
      Deferred rent                                                   (31)                (9)              (74)
      Deferred revenue                                               (360)            (2,413)               20
                                                                 --------           --------           -------
        Net cash provided by operating activities                     707              1,776             1,006
                                                                 --------           --------           -------

Cash flows from investing activities:
  Purchases of property and equipment                                (407)            (1,444)           (1,105)
  Purchases of leasehold improvements                              (1,357)            (1,795)
  Purchases of held-to-maturity securities                              -            (24,244)                -
  Purchases of available-for-sale securities                      (18,155)            (2,992)           (2,000)
  Proceeds from held-to-maturity securities                        12,000              7,000                 -
  Proceeds from available-for-sale securities                       8,000                  -                 -
  Purchase of software license                                          -                  -              (250)
                                                                 --------           --------           -------
        Net cash provided (used) by investing activities               81            (23,475)           (3,355)
                                                                 --------           --------           -------

Cash flows from financing activities:
  Proceeds from issuance of common stock                              403                407            26,295
  Proceeds from exercise of common stock options                      860                329               149
  Payments on obligations under capital leases                          -                  -              (655)
                                                                 --------           --------           -------
        Net cash provided by financing activities                   1,263                736            25,789
                                                                 --------           --------           -------
        Net increase (decrease) in cash and cash equivalents        2,051            (20,963)           23,440
Cash and cash equivalents, beginning of period                      3,199             24,162               722
                                                                 --------           --------           -------
Cash and cash equivalents, end of period                         $  5,250           $  3,199           $24,162
                                                                 ========           ========           =======

   The accompanying notes are an integral part of these financial statements

                         PEERLESS SYSTEMS CORPORATION
                     STATEMENTS OF CASH FLOWS (Continued)
                                (in thousands)

                                                                                    Years Ended January 31,
                                                                              -----------------------------------
                                                                               1999          1998           1997
                                                                              -----          -----         ------
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Income taxes                                                              $2,268         $ 151         $  321
                                                                              ======         =====         ======
    Interest                                                                  $    -         $   -         $  250
                                                                              ======         =====         ======

Supplemental schedule of noncash investing and financing activities:
  Tenant improvements paid by the Company's landlord                          $   41         $ 213         $    -
                                                                              ======         =====         ======
  Common stock issued to employees                                            $   78         $   -         $    -
                                                                              ======         =====         ======
  Cancellation of stock options granted with exercise prices below
   market on the date of grant                                                $    -         $   8         $    -
                                                                              ======         =====         ======
  Increase in redemption value of Series A and Series B Preferred Stock       $    -         $   -         $    8
                                                                              ======         =====         ======
  Conversion of convertible notes payable to shares of common stock,
   less unamortized issuance costs of $68                                     $    -         $   -         $3,002
                                                                              ======         =====         ======
  Conversion of Series A and Series B Preferred stock to shares of
   common stock                                                               $    -         $   -         $5,940
                                                                              ======         =====         ======
  Security deposits applied to fixed asset purchases                          $    -         $   -         $   94
                                                                              ======         =====         ======
  Software and equipment acquired under capital lease obligation              $    -         $   -         $  360
                                                                              ======         =====         ======
  Deferred compensation related to stock option grants                        $    -         $   -         $  452
                                                                              ======         =====         ======

   The accompanying notes are an integral part of these financial statements

                         PEERLESS SYSTEMS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                   (in thousands, except per share amounts)

1. Organization and Summary of Significant Accounting Policies:

    Organization:

    Peerless Systems Corporation ("Peerless" or the "Company") was incorporated in the state of California in April 1982 and reincorporated in the state of Delaware in September 1996. Peerless develops and licenses embedded imaging software and supporting electronic technologies and provides custom engineering services to Original Equipment Manufacturers ("OEMs"), located primarily in the United States and Japan. These OEMs sell monochrome and color printers and copiers, as well as multifunction products that combine printer, fax, copier and scanner capabilities.

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

    Investments:

    The Company's investments at January 31, 1999 and 1998 consisted of held-to-maturity and available-for-sale U.S. government debt, corporate debt, and other debt securities

    Held-to-maturity securities are carried at amortized cost. Amortization of the purchase discounts and premiums is included in interest income. Available-for-sale securities are carried at fair value. Unrealized gains and losses, if material, are reported as a separate component of stockholders' equity.
Realized gains and losses and declines in value judged to be other than temporary are included in results of operations. Realized gains and losses are calculated using the specific identification method and were not material to the Company's results of operations in any period presented.

    Property and Equipment:

    Property and equipment, including any assets under capital leases, are stated at cost, less accumulated depreciation and amortization. Depreciation on property and equipment is calculated using the straight-line method as follows:

          Computers and equipment            3 to 5 years
          Furniture                          10 years
          Leasehold improvements             shorter of useful life or lease term

    Maintenance and repairs are expensed as incurred, while renewals and betterments are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation or amortization, and any resulting gain or loss is included in results of operations.

    Long-Lived Assets:

    The Company identifies and records impairment of long-lived assets when events and circumstances indicate that such assets may be impaired. To date, no such impairment has been recorded.

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

                         PEERLESS SYSTEMS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                   (in thousands, except per share amounts)


    Revenue Recognition:

    Development license revenue from the licensing of source code for the Company's standard products is recognized upon delivery and customer acceptance of the source code if no significant modification or customization of the software is required and collection of the resulting receivable is probable. If modification or customization is essential to the functionality of the software, revenue is recognized over the course of the modification work or deferred until the modification is complete. Recurring licensing revenue is recognized when due from the Company's customers based on the number of products shipped incorporating the Company's technology. In certain cases, the fixed or determinable portion of the recurring licensing fee is recognized as revenue upon delivery and customer acceptance of the underlying technology.

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

    Deferred revenue consists of prepayments of recurring licensing royalties, and payments billed to customers in advance of revenue recognized on engineering services contracts. Unbilled receivables arise when the revenue recognized on a contract exceeds billings due to timing differences related to billing milestones as specified in the contract.

    Research and Development Costs:

    Research and development costs are expensed as incurred.

    Income Taxes:

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting For Income Taxes." Under this method, deferred income taxes are recognized for the tax consequences in future years resulting from differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. Income tax provision (benefit) is the tax payable for the period and the change during the period in deferred income tax assets and liabilities.

    2-for-3 Reverse Stock Split:

    On July 25, 1996, the board of Directors approved a 2-for-3 reverse split of the then outstanding common stock, series A and Series B Preferred Stock, stock options and warrants. All share and per share amounts have been adjusted to give retroactive effect to this reverse split for all periods presented.

    Net Income Per Common Share:

    Net income per common share ("basic EPS") is computed by dividing net income available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. The computation of net income per common share - assuming dilution ("diluted EPS") is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt. A reconciliation of basic EPS to diluted EPS is presented in Note 7 to the Company's financial statements.

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

    Segment Reporting:

    The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" for the year ended January 31, 1999. SFAS No. 131 requires that companies report financial and descriptive information about operating segments and establishes disclosures about products and services, geographic areas, and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company believes that is operates in only one reportable business segment, the development and sale of embedded imaging software and related services. The Company's adoption of SFAS No. 131 did not affect the results or disclosure of segment information as the Company's management financial information provides for only one segment.

    Cash and Cash Equivalents:

    Cash and cash equivalents represent cash and highly liquid investments with an original maturity of three months or less.

    Reclassifications:

    Certain previously reported financial information has been reclassified to conform to the fiscal 1999 presentation.

    Future Developments:

    In December 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-9, Modification of SOP 97-2, "Software Revenue Recognition," with Respect to Certain Transactions ("SOP 98-9"). SOP 98-9 retains the limitations of SOP 97-2 on what is considered vendor-specific objective evidence (VSOE) of fair value in a software arrangement. Accordingly, the limitation on VSOE of fair value that were deferred by SOP 98-4 will be effective for transactions entered into in fiscal years beginning after December 15, 1998. In order to recognize revenue upon delivery of individual elements, VSOE of the fair value of each element (which is limited to the vendor's selling price of each element when sold separately or the price established by management when it is probable that the established price will not change) will be required. The adoption of SOP 98-9 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The adoption of SFAS No. 133 will not have a material impact on the Company's results of operations, financial position or cash flows.

                         PEERLESS SYSTEMS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                   (in thousands, except per share amounts)


2. Investments:

     Investments at January 31 consisted of the following:

                                                                        1999                    1998
                                                                      --------                --------
Held-to-maturity securities:
        Maturities within one year:
                U.S. government debt securities                       $  5,503                $  6,007
                Corporate debt securities                                  -                     3,979
                Certificates of deposit                                    -                     2,000
                                                                      --------                --------
                                                                         5,503                  11,986

        Maturities after one year through five years:
                U.S. government debt securities                            -                     5,501
                                                                      --------                --------
                        Total held-to-maturity securities                5,503                  17,487
                                                                      --------                --------
Available-for-sale securities:
        Maturities within one year:
                U.S. government debt securities                            979                     -
                Corporate debt securities                                4,976                   2,996
                Other debt securities                                    2,000                     -
                                                                      --------                --------
                                                                         7,955                   2,996
                                                                      --------                --------
        Maturities after one year through five years:
                U.S. government debt securities                          1,503                     -
                Corporate debt securities                                3,102                     -
                                                                      --------                --------
                                                                         4,605                     -
                                                                      --------                --------
        Maturities after ten years:
                U.S. government debt securities                          2,700                     -
                Other debt securities                                      -                     2,000
                                                                      --------                --------
                                                                         2,700                   2,000
                                                                      --------                --------
                        Total available-for-sale securities             15,260                   4,996
                                                                      --------                --------
Total investments                                                     $ 20,763                $ 22,483
                                                                      ========                ========




    In February 1999, $2,700 of U.S. government securities with maturities in excess of ten years was sold and the proceeds were invested in short-term, available-for-sale securities. Accordingly, the securities have been classified as current in the 1999 balance sheet.

    The fair value of held-to-maturity securities at January 31, 1999 and 1998 approximated amortized cost. Unrealized gains or losses on available-for-sale securities were immaterial for all periods presented.

                         PEERLESS SYSTEMS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                   (in thousands, except per share amounts)


3. Property and Equipment:

    Property and equipment at January 31 consisted of the following:





                                                                       1999             1998
                                                                    ----------       ----------
        Computers and other equipment                                 $ 4,852          $ 3,671
        Furniture                                                         361              182
        Leasehold improvements                                          2,202                3
        Construction-in-progress                                          -              1,795
                                                                    ----------       ----------
                                                                        7,415            5,651

        Less, accumulated depreciation and amortization                (2,229)          (1,225)
                                                                    ----------       ----------
                                                                      $ 5,186          $ 4,426
                                                                    ==========       ==========





    Depreciation and amortization for the years ended January 31, 1999, 1998 and 1997 was $1,004, $691 and $426, respectively.


4. Convertible Notes Payable:

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


5. Commitments and Contingencies:

    Operating Leases:

    The Company leases its offices and certain operating equipment under operating leases that expire through 2007. The principal operating lease, covering the office space for the Company's headquarters, contains certain predetermined rent increases calculated at the inception of the lease based on the lessor's estimate of expected increases in the fair market value of the leased space. This lease does not specifically provide for renewal options.

                         PEERLESS SYSTEMS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                   (in thousands, except per share amounts)


    Future minimum rental payments under long-term operating leases are as follows:

                 For the Years
                Ending January 31,
               --------------------
                       2000                     $ 1,087
                       2001                       1,072
                       2002                       1,179
                       2003                       1,214
                       2004                       1,255
                       Thereafter                 5,375
                                               ---------
                                                $11,182
                                               =========


    Total rental expense was $1,101, $881 and $906 for the years ended January 31, 1999, 1998 and 1997, respectively.

    In conjunction with an expansion of its leased office space, subsequent to year-end, the Company entered into certain contracts to improve and furnish the new space. The Company expects that the cost of these commitments will total $800.

    Concentration of Credit Risk:

    The Company had cash and certificates of deposit on deposit at banks at certain times throughout the year that were in excess of federally-insured limits.

    The Company's credit risk in accounts receivable, which are generally not collateralized, is concentrated with customers which are OEMs of laser printers and printer peripheral technologies. The financial loss, should a customer be unable to meet its obligation to the Company, would be equal to the recorded accounts receivable. At January 31, 1999 and 1998, three customers collectively represented 50% and 64% of total accounts receivable, respectively. For the years ended January 31 the following customers, not necessarily the same from year to year, represented greater than ten percent of total revenues:

                         1999              1998              1997
                   ----------------  ----------------  -----------------
Customer A           $6,665   20%      $5,444   21%      $3,123   19%
Customer B            4,637   14%       3,544   14%       2,767   17%
Customer C            3,986   12%       3,216   13%       2,243   14%
Customer D            3,925   12%       3,134   12%
Customer E            3,691   11%       2,898   11%
Customer F            3,289   10%



    Legal Proceedings:

    The Company is not a party to any pending legal proceedings which management believes will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

                         PEERLESS SYSTEMS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                   (in thousands, except per share amounts)


6. Income Taxes:

The income tax provision (benefit) for the years ended January 31, consists of:

                                                1999                    1998                    1997
                                              --------                --------                --------
                Current:
                     Federal                  $ 1,804                 $   786                 $    64
                     State                        380                     461                      15
                     Foreign                      702                      92                     320
                                              --------                --------                --------
                                                2,886                   1,339                     399
                                              --------                --------                --------

                Deferred:
                     Federal                     (491)                    887                  (2,151)
                     State                         63                     218                    (748)
                                              --------                --------                --------
                                                 (428)                  1,105                  (2,899)
                                              --------                --------                --------
                                              $ 2,458                 $ 2,444                 $(2,500)
                                              ========                ========                ========


    The foreign tax provision is comprised of foreign withholding taxes on license fees and royalty payments.

    Temporary differences that give rise to the deferred tax provision (benefit) for the years ended January 31, consist of:

                                                                 1999            1998            1997
                                                               --------        --------        --------
Property and equipment                                         $   172         $   125         $    19
Accrued liabilities                                               (162)            (58)             13
Allowance for doubtful accounts                                    (32)              -             (43)
Deferred revenue                                                  (848)            698             149
Deferred expenses                                                   76             (86)             32
State taxes                                                       (141)            (69)            249
Tax credit carryforwards                                           623             823            (497)
Net operating loss carryforwards                                     -           1,315             908
Other                                                                -              (2)            (20)
                                                               --------        --------        --------
                                                                  (312)         (2,746)            810

Change in valuation allowance                                     (116)         (1,641)         (3,709)
                                                               --------        --------        --------
                Net deferred income tax provision (benefit)    $  (428)        $ 1,105         $(2,899)
                                                               ========        ========        ========

                         PEERLESS SYSTEMS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                   (in thousands, except per share amounts)


    Temporary differences at January 31 which give rise to deferred income tax assets and liabilities are as follows:

                                                                        1999                    1998
                                                                      --------                --------
Deferred tax assets:
        Accrued liabilities                                           $   368                 $   206
        Allowance for doubtful accounts                                    75                      43
        Deferred revenue                                                2,023                   1,175
        Deferred expenses                                                 136                     213
        Tax credit carryforwards                                          673                   1,274
        Other                                                             -                        22
                                                                      --------                --------
                Total deferred tax assets                               3,275                   2,933
                                                                      --------                --------
Deferred tax liabilities:
        Property and equipment                                           (342)                   (171)
        State taxes                                                       (39)                   (180)
                                                                      --------                --------
                Total deferred tax liabilities                           (381)                   (351)
                                                                      --------                --------
        Subtotal                                                        2,894                   2,582
Valuation allowance                                                      (673)                   (789)
                                                                      --------                --------
                Net deferred income tax asset                         $ 2,221                 $ 1,793
                                                                      ========                ========


     The Company periodically evaluates the sufficiency of its deferred tax asset valuation allowance, which is adjusted as deemed appropriate based on operating results.

     The provision (benefit) for income taxes for the years ended January 31, differs from the amount that would result from applying the federal statutory rate as follows:

                                                                1999             1998            1997
                                                            ------------     ------------    ------------

Statutory regular federal income tax rate                        34.0%            34.0%           34.0%
Foreign provision                                                10.0              1.2            16.4
Nondeductible expenses                                            0.5              0.4             1.2
State tax                                                         4.0              8.2               -
Foreign tax and research and experimentation credits            (12.1)               -           (13.3)
Change in valuation allowance                                    (1.7)           (12.3)         (168.2)
Other                                                             0.3              1.6             1.5
                                                            ------------     ------------    ------------
        Provision (benefit) for income taxes                     35.0%            33.1%         (128.4)%
                                                            ============     ============    ============

    As of January 31, 1999, the Company has foreign tax credits of approximately $673 for federal purposes, which begin to expire in 1999.

                         PEERLESS SYSTEMS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                   (in thousands, except per share amounts)


7.  Net Income Per Common Share:
    Net income per common share for the years ended January 31, is calculated as follows:


                                                        1999                                    1998
                                          ----------------------------------      ----------------------------------
                                            Net                    Per-Share        Net                    Per-Share
                                          Income       Shares       Amount        Income       Shares       Amount
                                          -------      ------      ---------      -------      ------      ---------

Basic EPS
Net income available to the common
      stockholders                         $4,564      10,958         $0.42       $4,944       10,608        $0.47
                                                                    ========                               =========

Effect of Dilutive Securities
Options                                        -          863                        -          1,044
Warrants                                       -           -                         -            -
Convertible preferred stock                    -           -                         -            -
7% convertible notes payable                   -           -                         -            -
                                          --------     --------                  ---------    ---------

Diluted EPS
Net income available to common
      stockholders with assumed
      conversions                          $4,564      11,821         $0.39       $4,944       11,652        $0.42
                                          ========    =========     ========     =========    =========    =========



                                                            1997
                                          ----------------------------------------
                                               Net                    Per-Share
                                             Income       Shares       Amount
                                             -------      -------     ---------
Basic EPS
Net income available to the common
      stockholders                           $4,447        4,964        $0.90
                                                                      =========
Effect of Dilutive Securities
Options                                         -          1,729
Warrants                                        -            655
Convertible preferred stock                     -          1,765
7% convertible notes payable                    143          780
                                             -------      -------

Diluted EPS
Net income available to common
      stockholders with assumed
      conversions                            $4,590        9,893        $0.46
                                             =======      =======     =========


    Options to purchase 629 shares of common stock at $13.50 to $22.38 and 157 shares of common stock at $14.63 to $18.50 per share were outstanding during the years ended January 31, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. All potentially dilutive securities were included in the calculation of diluted EPS for the year ended January 31, 1997.

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

    In September 1996, upon the closing of the Company's initial public offering, all outstanding shares of Series A Preferred Stock and Series B Preferred Stock converted to 1,126 and 1,521 shares, after adjustment for redemption premiums, of the Company's common stock, respectively.


9. Warrants and Stock Options:

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

    The following represents option activity for the years ended January 31 under the nonstatutory option plan:



                                                        1999                          1998                           1997
                                               ----------------------        -----------------------       ------------------------
                                                            Weighted                       Weighted                        Weighted
                                                            Average                        Average                         Average
                                                           Per Share                      Per Share                       Per Share
                                                Number of   Exercise          Number of    Exercise         Number of      Exercise
                                                 Options      Price            Options      Price            Options        Price
                                                --------   ---------          ---------   ---------         ---------     ---------
Options outstanding at beginning of year              2      $0.20                 22      $0.50                65          $0.52
Options exercised                                    (2)     $0.20                 (20)    $0.53               (42)         $0.53
Options forfeited                                     -                             -                           (1)         $0.53
                                                --------                      ---------                     ---------
Options outstanding at year-end                       -                              2     $0.20                22          $0.50
                                                ========                      =========                     =========
Options exercisable at year-end                       -                              2     $0.20                22          $0.50
                                                ========                      =========                      =========
Options available for future grant                    -                             -                           -
                                                ========                      =========                      =========


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

    The following represents option activity for the years ended January 31 under the 1992 Stock Option Plan:

                                                          1999                          1998                          1997
                                                 -----------------------       -----------------------       -----------------------
                                                               Weighted                      Weighted                      Weighted
                                                                Average                       Average                       Average
                                                               Per Share                     Per Share                     Per Share
                                              Number of        Exercise        Number of     Exercise        Number of     Exercise
                                               Options           Price          Options        Price          Options        Price
                                             -------------     ---------       ---------     ---------       ---------     ---------
Options outstanding at beginning of year              683        $1.33            810          $1.36            774          $1.26
Options granted                                         -                           -                           188          $1.65
Options exercised                                    (202)       $1.42           (120)         $1.07           (100)         $1.19
Options forfeited                                     (37)       $1.41             (7)         $1.02            (52)         $1.22
                                             -------------                     ---------                     ---------
Options outstanding at year-end                       444        $1.43            683          $1.41            810          $1.36
                                             =============                     =========                     =========
Options exercisable at year-end                       393        $1.39            340          $1.33            301          $1.16
                                             =============                     =========                     =========
Options available for future grant                      -                           -                             -
                                             =============                     =========                     =========
Weighted average remaining contractual
      life in years                                   5.5
                                             =============
Range of per share exercise prices for
      options outstanding at year-end        $0.53 - $1.65
                                             =============

                         PEERLESS SYSTEMS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                   (in thousands, except per share amounts)


  In May 1996, the Board adopted the Company's 1996 Stock Option Plan. The Company's 1996 Equity Incentive Plan (the "Incentive Plan") was adopted by the Board of Directors in July 1996 as an amendment and restatement of the Company's 1996 Plan. At that time, the Board had authorized and reserved an aggregate of 1,267 shares of common stock for issuance under the Incentive Plan. In June 1998, 1,200 additional shares of common stock were authorized and reserved for issuance under the Incentive Plan.

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

  The following represents option activity under the Incentive Plan for the years ended January 31,:

                                                           1999                       1998                      1997
                                                 ------------------------    ----------------------    -----------------------
                                                                Weighted                  Weighted                   Weighted
                                                                 Average                   Average                    Average
                                                                Per Share                 Per Share                  Per Share
                                                 Number of       Exercise    Number of     Exercise    Number of      Exercise
                                                  Options         Price       Options       Price       Options        Price
                                                 ---------      ---------    ---------    ---------    ---------     ---------
Options outstanding at beginning of year             799          $8.61         638        $ 5.09           -          $    -
Options granted with exercise prices below
  market on the date of grant                          -          $   -           -        $    -         525          $ 3.49
Options granted with exercise prices equal
  to market on the date of grant                     973          $9.97         245        $14.83         141          $10.74
Options exercised                                    (88)         $6.07         (46)       $ 3.47          (8)         $ 3.30
Options forfeited                                   (221)         $7.58         (38)       $ 9.01         (20)         $ 3.48
                                                   -----                        ---                       ---
Options outstanding at year-end                    1,463          $9.68         799        $ 8.61         638          $ 5.09
                                                   =====                        ===                       ===
Options exercisable at year-end                      218          $6.87         114        $ 5.74          16          $ 3.30
                                                   =====                        ===                       ===
Options available for future grant                   862                        414                       621
                                                   =====                        ===                       ===

                         PEERLESS SYSTEMS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                   (in thousands, except per share amounts)


  For various price ranges, weighted average characteristics of outstanding stock options under the Incentive Plan at January 31, 1999 were as follows:

                                       Outstanding Options                       Exercisable Options
                             ----------------------------------------          ------------------------
                                                            Weighted                          Weighted
                                                             Average                           Average
                             Shares         Remaining       Per Share          Shares         Per Share
                              Under           Life           Exercise           Under          Exercise
Range of Exercise Prices     Option          (Years)          Price            Option           Price
------------------------     ------         ---------       ---------          ------         ---------
$3.30 to $4.63                 237             5.7           $ 3.30              137           $ 3.30
$4.64 to $6.94                 448             9.1           $ 5.17                -           $    -
$6.95 to $9.25                  63             8.4           $ 8.41               17           $ 8.61
$9.26 to $11.56                 78             7.9           $10.97               20           $11.01
$11.57 to $13.88                64             8.5           $13.21               11           $13.35
$13.89 to $16.19               417             8.2           $14.16               16           $14.81
$16.20 to $18.50               110             7.5           $17.37               17           $17.34
$18.51 to $20.81                17             7.5           $19.56                -           $    -
$20.82 to $23.13                29             9.4           $22.28                -           $    -
                             -----                                               ---
     Total                   1,463                                               218
                             =====                                               ===

  During the year ended January 31, 1999, the Company granted 5 shares of common stock as stock bonuses to certain employees. The Company recorded $78 of compensation expense related to these stock bonuses during the year ended January 31, 1999.

  During the year ended January 31, 1997, the Company recorded deferred compensation costs of $452 for the difference between the exercise price and the deemed fair value of the Company's common stock at the date of grant for options issued under the Incentive Plan. Of the total deferred expense, the Company recognized $87, $63 and $106 as compensation expense during the years ended January 31, 1999, 1998 and 1997, respectively. The remaining deferred compensation expense will be amortized over the remaining vesting periods of the options, which range from 3 to 51 months.

  The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations to account for its stock option plans. Under SFAS No. 123, compensation cost would be recognized for the fair value of the employee's option rights. In determining the fair value, the Company used the Black-Scholes model, assumed no dividend per year, used expected lives ranging from 2 to 10 years, expected volatility of 100.0%, 72.55%, and 65.2% for the years ended January 31, 1999, 1998 and 1997, and risk free interest rates ranging from 4.0% to 5.75% for the year ended January 31, 1999, 5.75% to 7.25% for the year ended January 31, 1998 and 7.0% for the years ended January 31, 1997. The weighted average per share fair value of options granted during the year with exercise prices equal to market price on the date of grant was $8.66, $10.83 and $3.94 for the years ended January 31, 1999, 1998 and 1997, respectively. The weighted average per share fair value of the options granted during the year ended January 31, 1997 with exercise prices below market price on the date of grant was $3.58. There were no options granted with exercise prices below market price on the date of grant during the years ended January 31, 1999 or 1998. Had compensation cost for the Company's grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro-forma amounts indicated below.

                         PEERLESS SYSTEMS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                   (in thousands, except per share amounts)


                                                            Year Ended January 31,
                                                -----------------------------------------------
                                                 1999               1998                  1997
                                                ------             ------                ------
Net income as reported                          $4,564             $4,944                $4,447
                                                ======             ======                ======
Proforma net income                             $1,193             $3,794                $3,710
                                                ======             ======                ======
Net income per share as reported:
         Basic                                  $ 0.42             $ 0.47                $ 0.90
                                                ======             ======                ======
         Diluted                                $ 0.39             $ 0.42                $ 0.46
                                                ======             ======                ======
Proforma net income per share:
         Basic                                  $ 0.11             $ 0.36                $ 0.78
                                                ======             ======                ======
         Diluted                                $ 0.10             $ 0.33                $ 0.39
                                                ======             ======                ======

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

  During the year ended January 31, 1999 and 1998, employees purchased 87 and 26 shares of common stock at weighted average per share prices of $6.04 and $10.88, respectively. The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations to account for the Purchase Plan.

  Had compensation cost been determined based on the fair value at the grant dates for awards under the Purchase Plan using the Black-Scholes model, the Company's net income would have been reduced by $229 for the year ended January 31, 1999 and would not have differed from reported amounts for the years ended January 31, 1998 and 1997.


10. Shareholder Rights Plan:

  In October 1998, the Board of Directors of the Company adopted a stockholder rights plan, as set forth in the Rights Agreement, dated as of October 7, 1998 by and between the Company and Norwest Bank Minnesota, N.A., as rights agent. Pursuant to the Rights Agreement, one Right was issued for each share of the Company's common stock outstanding as of October 15, 1998. Each of the Rights entitles the registered holder to purchase, from the Company, one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $35.50 per one one-thousandth of a share. The Rights generally will not become exercisable unless and until, among other things, any person or group not approved by the Board of Directors acquires beneficial ownership of 15% or more

                         PEERLESS SYSTEMS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                   (in thousands, except per share amounts)


of the Company's outstanding common stock or commences a tender offer or exchange offer which would result in a person or group beneficially owning 15% or more of the Company's outstanding common stock. Upon the occurrence of certain events, each holder of a Right, other than such person or group, would thereafter have the right to purchase, for the then exercise price of the Right, shares of common stock of the Company, or a corporation or other entity acquiring the Company, having a value equal to two times the exercise price of the Right. The Rights are redeemable by the Company under certain circumstances at $0.01 per Right and will expire, unless earlier redeemed or extended, on October 15, 2008.


11. Employee Benefit Plan:

  The Company maintains an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code (the "Code") for all of its full-time employees. The plan allows employees to make specified percentage pretax contributions up to the maximum dollar limitation prescribed by the Code. The Company has the option to contribute to the plan up to a maximum of $2,000 per employee per year. Company contributions to the plan during the years ended January 31, 1999, 1998 and 1997 were $253, $192 and $0, respectively.


12. Related Parties:

  During the years ended January 31, 1997 the Company recognized revenues of $2,244 from transactions with a shareholder. As of January 31, 1998, this former related party was no longer a shareholder of the Company.


13. International Operations:

  The Company's long-lived assets are located principally in the United States. The Company's revenues for the years ended January 31, which are transacted in U.S. dollars, are derived based on sales to customers in the following geographic regions:

                                       1999                1998                1997
                                       ----                ----                ----
United States                        $12,735             $13,620             $ 9,890
Japan                                 19,256              11,726               5,978
Other                                    592                  17                 153
                                     -------             -------             -------
                                     $32,583             $25,363             $16,021
                                     =======             =======             =======


14. Subsequent Event:

  On April 6, 1999, the Company entered into an Agreement and Plan of Reorganization and Merger with Auco, Inc. ("Auco), a privately held developer of embedded networking technology based in Redwood City, California. The transaction is structured as a merger in which the Company will exchange 2.5 million shares of its common stock for all currently outstanding shares of Auco capital stock, on a fully-diluted basis, and its convertible note payable. It is expected that the merger will be accounted for as a pooling of interests. As a result of the merger, Auco will become a subsidiary of the Company.

  Consummation of the merger is subject to terms and conditions customary for a transaction of this type, including approval of certain matters by the shareholders of the Company and Auco.

                      REPORT OF INDEPENDENT ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors and Stockholders
Peerless Systems Corporation

Our audits of the financial statements referred to in our report dated March 5, 1999, except for the subsequent event described in Note 14, as to which the date is April 6, 1999, appearing on page F-2 of this 1999 Annual Report on Form 10-K, also included an audit of the financial statement schedule listed in Item 14(a)(2) of the Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.


PRICEWATERHOUSECOOPERS LLP


Woodland Hills, California
March 5, 1999

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                (In thousands)



                                                                                Additions
                                                                                 Charged
                                                                 Balance at      to Costs                        Balance at
                                                                 Beginning         and         Deductions           End
                 Description                                     of Period       Expenses          (a)           of Period
-------------------------------------------------------          ---------       --------      ----------        ----------
Year Ended January 31, 1997
Reserves deducted from assets to which they apply:
       Allowance for uncollectible accounts receivable           $       -       $    100      $        -        $      100

Year Ended January 31, 1998
Reserves deducted from assets to which they apply:
       Allowance for uncollectible accounts receivable           $     100       $      -      $        -        $      100

Year Ended January 31, 1999
Reserves deducted from assets to which they apply:
       Allowance for uncollectible accounts receivable           $     100       $     75      $        -        $      175

----
(a)    Accounts written off, net of recoveries

                               INDEX TO EXHIBITS

Exhibit
Number
------
3.1(1)          Certificate of Incorporation of the Company.
3.2(4)          Amended and Restated Bylaws of the Company.
4.1             Instruments defining the rights of security holders. Reference is made to Exhibits 3.1 and 3.2.
4.2(4)          Rights Agreement, dated October 7, 1998, between the Company and Norwest Bank Minnesota, N.A., as Rights Agent.
10.1(1)         Form of Indemnity Agreement.
10.2(1)(2)      1992 Stock Option Plan (the "Option Plan"), as amended.
10.3(1)(2)      1996 Equity Incentive Plan.
10.4(1)(2)      Form of Incentive Stock Option.
10.5(1)(2)      Form of Nonstatutory Stock Option.
10.6(1)(2)      1996 Employee Stock Purchase Plan.
10.7(1)         Third Party Development Agreement (the "Adobe Third Party License"), dated and September 18, 1992, between the
                        Registrant and Adobe Systems Incorporated ("Adobe").
10.8(1)(3)      Reference Post Appendix #2 to the Adobe Third Party License, dated February 11, 1993.
10.9(1)         Amendment No. 1 to the Adobe Third Party License, dated November 29, 1993.
10.10(1)(3)     PCL Development and License Agreement (the "PCL License"), dated June 14, 1993, between the Registrant and Adobe.
10.11(1)(3)     Amendment No. 1 to the PCL License, dated October 31, 1993.
10.12(1)(3)     Letter Modification to the PCL License, dated August 5, 1994.
10.13(1)(3)     Addendum No. 1 to the PCL License, dated March 31, 1995.
10.14(1)(3)     Letter Modification to the PCL License, dated August 30, 1995.
10.15(1)        Lease Agreement between the Company and Continental Development Corporation, dated February 6, 1992, and Addendum, dated February 6, 1992.
10.16(1)        First Amendment to Office Lease, dated December 1, 1995, between the Company and Continental Development
                        Corporation.
10.18(1)(2)     Employment Agreement with Lauren Shaw.
10.19(1)(2)     Employment Agreement with Edward Gavaldon.
10.20(5)        Second Amendment to Office Lease, dated April 8, 1997, between the Company and Continental Development Corporation.
10.21(5)        Third Amendment to Office Lease dated, December 16, 1997, between the Company and Continental Development
                        Corporation.
10.22           Fourth Amendment to Office Lease, dated April 22, 1998, between the Company and Continental Development Corporation.
23.1            Consent of PricewaterhouseCoopers LLP.
24.1            Power of Attorney. Reference is made to page 30.
27.1            Financial Data Schedule.

_____________
(1) Previously filed in the Company's Registration Statement on Form S-1 (File No. 333-09357), as amended and incorporated herein by reference.
(2)   Management contract or compensatory plan or arrangement.
(3)   Subject to Confidential Treatment Order.
(4) Previously filed in the Company's Current Report on Form 8-K, filed October 8, 1998, and incorporated herein by reference.
(5) Previously filed in the Company's 1998 Annual Report filed on Form 10-K, filed April 24, 1998, and incorporated herein by reference.