Form 10-Q
period 1999-04-30
PEERLESS SYSTEMS CORP
filed 1999-06-10
CIK 897893

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended April 30, 1999


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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares of Common Stock outstanding as of May 11, 1999 was 11,204,099.

================================================================================

                  SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS


This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the "safe harbor" created by those sections. The forward-looking statements include, but are not limited to, statements related to industry trends and future growth in the markets for digital document products, embedded imaging systems and enterprise networks; Peerless Systems Corporation (the "Company") strategies for reducing its customers' costs and time-to-market; the Company's product development efforts; the effect of GAAP accounting pronouncements on the Company's recognition of revenues; the Company's future research and development; business trends; and future quarterly profitability. Discussions containing such forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. The Company disclaims any obligation to update these forward-looking statements as a result of subsequent events. The risks and uncertainties on pages 13 through 15, among other things, should be considered in evaluating the Company's prospects and future financial performance.

                          PEERLESS SYSTEMS CORPORATION

                                     INDEX

======================================================================================
PART I  - Financial Information
--------------------------------------------------------------------------------------

Item 1:     Financial Statements                                              Page No.
            --------------------
            Balance Sheets
              April 30, 1999 and January 31, 1999....................................4

            Statements of Income
              Three Month Periods Ended April 30, 1999 and 1998......................5

            Statements of Cash Flows
              Three Month Periods Ended April 30, 1999 and 1998......................6

            Notes to Financial Statements............................................8

Item 2:     Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
              Results of Operations.................................................11
              ---------------------

PART II - Other Information
--------------------------------------------------------------------------------------

Item 6:     Exhibits and Reports on Form 8-K........................................16
            --------------------------------

Signatures..........................................................................17



                                   TRADEMARKS

Memory Reduction Technology(R) ("MRT"), PEERLESS SYSTEMS(R), WINEXPRESS(R), PeerlessPrint(R) and QuickPrint(R) are registered trademarks of Peerless Systems Corporation. PeerlessPowered(TM), CPL(TM) (Camera Page Language), PicturePrint(TM), Acceleprint(TM) and Synthesys(TM) are trademarks of Peerless Systems Corporation and are subjects of applications pending for registration with the United States Patent and Trademark Office. Peerless Systems (in English and Japanese Katakana), Peerless (in logo) and P (in logo) are registered service marks with the Japanese Patent Office. Peerless(TM) (in logo) and P(TM) (in logo), Peerless Systems(TM), PEERLESSPRINT and PEERLESSPAGE(TM) (all in English and Japanese Katakana), are trademarks of Peerless Systems Corporation and are subjects of applications pending for registration with the Japanese Patent Office. This Form 10-Q also refers to various products and companies by their trademark names. In most, if not in all cases, their respective companies claim these designations as trademarks or registered trademarks.

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements
        --------------------

                          PEERLESS SYSTEMS CORPORATION
                                 BALANCE SHEETS
                                 (in thousands)


                                                                     April 30,                 January 31,
                                                                       1999                       1999
                                                                     ---------                 -----------
                                ASSETS                              (Unaudited)
Current assets:
    Cash and cash equivalents                                         $ 9,072                    $ 5,250
    Short term investments                                             16,940                     16,158
    Trade accounts receivable, net                                      6,176                      9,186
    Unbilled receivables                                                4,144                      2,994
    Deferred tax asset                                                  2,615                      2,615
    Prepaid expenses and other current assets                             915                        631
                                                                      -------                    -------
        Total current assets                                           39,862                     36,834

Investments                                                             2,050                      4,605
Property and equipment, net                                             5,889                      5,186
Other assets                                                              697                        549
                                                                      -------                    -------
    Total assets                                                      $48,498                    $47,174
                                                                      =======                    =======

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                  $ 1,180                    $   672
    Accrued wages                                                       1,125                      1,557
    Accrued compensated absences                                          751                        672
    Other current liabilities                                             782                        867
    Income taxes payable                                                  592                        788
    Deferred rent, current portion                                         76                         76
    Deferred revenue, current portion                                   1,060                      1,118
                                                                      -------                    -------
        Total current liabilities                                       5,566                      5,750

Deferred tax liability                                                    394                        394
Deferred rent                                                             413                        431
Deferred revenue                                                          600                        800
                                                                      -------                    -------
    Total liabilities                                                   6,973                      7,375
                                                                      -------                    -------

Stockholders' equity:
    Common stock, $.001 par value, 30,000 shares authorized,
        11,204 and 11,084 shares issued and outstanding at
        April 30, 1999 and January 31, 1999, respectively                  11                         11
    Additional paid-in capital                                         39,912                     39,293
    Deferred compensation                                                (172)                      (188)
    Retained earnings                                                   1,774                        683
                                                                      -------                    -------
        Total stockholders' equity                                     41,525                     39,799
                                                                      -------                    -------
        Total liabilities and stockholders' equity                    $48,498                    $47,174
                                                                      =======                    =======

  The accompanying notes are an integral part of these financial statements.

                         PEERLESS SYSTEMS CORPORATION
                             STATEMENTS OF INCOME
                                (in thousands)
                                  (Unaudited)

                                                      Three Months Ended
                                                           April 30,
                                                -------------------------------
                                                  1999                    1998
                                                -------                 -------
Revenues                                        $ 8,194                 $ 8,429

Cost of revenues                                  2,383                   3,140
                                                -------                 -------
Gross margin                                      5,811                   5,289
                                                -------                 -------

Operating expenses:
    Research and development                      2,027                   1,708
    Sales and marketing                           1,233                     914
    General and administrative                    1,176                     913
                                                -------                 -------
        Total operating expenses                  4,436                   3,535
                                                -------                 -------
Income from operations                            1,375                   1,754
Interest income, net                                304                     355
                                                -------                 -------
Income before income taxes                        1,679                   2,109
Provision for income taxes                          588                     738
                                                -------                 -------
        Net income                              $ 1,091                 $ 1,371
                                                =======                 =======

Net income per common share                     $  0.10                 $  0.13
                                                =======                 =======

Net income per common share -
    assuming dilution                           $  0.09                 $  0.12
                                                =======                 =======

Weighted average common shares
    outstanding                                  11,149                  10,725
                                                =======                 =======

Weighted average common shares
    outstanding and dilutive shares              11,845                  11,819
                                                =======                 =======

  The accompanying notes are an integral part of these financial statements.

                         PEERLESS SYSTEMS CORPORATION
                           STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                                             Three Months Ended
                                                                                                  April 30,
                                                                                           ----------------------
                                                                                             1999          1998
                                                                                           --------      --------
Cash flows from operating activities:
    Net income                                                                             $ 1,091       $ 1,371
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                          335           251
        Amortization of investment discounts and premiums                                      (26)            -
        Amortization of deferred compensation                                                   16            30
        Compensation expense on common stock issued to employees                                 -           123
        Changes in operating assets and liabilities:
            Trade accounts receivable                                                        3,010        (1,085)
            Unbilled receivables                                                            (1,150)         (187)
            Prepaid expenses and other current assets                                         (284)         (342)
            Other assets                                                                      (202)            -
            Accounts payable                                                                   508           215
            Accrued wages                                                                     (432)         (265)
            Accrued compensated absences                                                        79            65
            Other current liabilities                                                          (85)         (216)
            Income taxes payable                                                              (196)          653
            Deferred rent                                                                      (18)          (13)
            Deferred revenue                                                                  (258)          506
                                                                                           -------       -------
                Net cash provided by operating activities                                    2,388         1,106
                                                                                           -------       -------

Cash flows from investing activities:
    Purchases of property and equipment                                                       (530)         (527)
    Purchases of leasehold improvements                                                       (454)         (351)
    Purchases of available-for-sale securities                                              (8,301)         (974)
    Proceeds from held-to-maturity securities                                                1,500         3,000
    Proceeds from available-for-sale securities                                              8,600             -
                                                                                           -------       -------
                Net cash provided by investing activities                                      815         1,148
                                                                                           -------       -------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                                     415           190
    Proceeds from exercise of common stock options                                             204           188
                                                                                           -------       -------
                Net cash provided by financing activities                                      619           378
                                                                                           -------       -------
                Net increase in cash and cash equivalents                                    3,822         2,632
Cash and cash equivalents, beginning of period                                               5,250         3,199
                                                                                           -------       -------
Cash and cash equivalents, end of period                                                   $ 9,072       $ 5,831
                                                                                           =======       =======

  The accompanying notes are an integral part of these financial statements.

                         PEERLESS SYSTEMS CORPORATION
                     STATEMENTS OF CASH FLOWS (Continued)
                                (in thousands)
                                  (Unaudited)

                                                                              Three Months Ended
                                                                                   April 30,
                                                                           -------------------------
                                                                            1999               1998
                                                                           ------             ------
Supplemental disclosure of cash flow information:
    Cash paid during the period for:
        Income taxes                                                       $ 652              $   -
                                                                           =====              =====
        Interest                                                           $   -              $   -
                                                                           =====              =====

Supplemental schedule of noncash investing and financing activities:
    Common stock issued to employees                                       $   -              $  78
                                                                           =====              =====

  The accompanying notes are an integral part of these financial statements.

                         PEERLESS SYSTEMS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                   (in thousands, except per share amounts)
                                  (Unaudited)

1.  Basis of Presentation:

    The accompanying unaudited financial statements of Peerless Systems Corporation (the "Company") have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. These statements should be read in conjunction with the audited financial statements and notes thereto for the years ended January 31, 1999, 1998 and 1997, included in the Company's annual report filed on Form 10-K with the SEC on April 26, 1999. The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.


2.  Significant Accounting Policies

    Revenue Recognition:

    Development license revenues from the licensing of source code for the Company's standard products are recognized upon delivery and customer acceptance of the source code if no significant modification or customization of the software is required and collection of the resulting receivable is probable. If modification or customization is essential to the functionality of the software, revenue is recognized over the course of the modification work or deferred until the modification is complete. Recurring licensing revenues are recognized when due from the Company's customers based on the number of products shipped incorporating the Company's technology. In certain cases, the fixed or determinable portion of the recurring licensing fee is recognized as revenue upon delivery of the underlying technology.

    The Company also enters into engineering services contracts with OEMs to adapt the Company's software and supporting electronics to specific OEM requirements. Revenues on such contracts are recognized over the course of the development work on a percentage-of-completion basis. The Company provides for any anticipated losses on such contracts in the period in which such losses are first determinable. Maintenance revenues are recognized ratably over the term of the maintenance contract.

    Future Developments:

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The adoption of SFAS No. 133 will not have a material impact on the Company's results of operations, financial position or cash flows.

                         PEERLESS SYSTEMS CORPORATION
                  NOTES TO FINANCIAL STATEMENTS  (Continued)
                   (in thousands, except per share amounts)
                                  (Unaudited)

3.      Investments:

        Investments consisted of the following:


                                                                                      April 30,         January 31,
                                                                                        1999                1999
                                                                                     ----------         -----------
Held-to-maturity securities:
       Maturities within one year:
              U.S. government debt securities                                          $ 4,001             $ 5,503
                                                                                     ----------         -----------
                     Total held-to-maturitiy securities                                  4,001               5,503
                                                                                     ----------         -----------
Available-for-sale securities:
       Maturities within one year:
              U.S.  government debt securities                                           3,485                 979
              State and local  U.S. government debt securities                           1,300                   -
              Corporate debt securities                                                  4,998               4,976
              Other debt securities                                                      2,000               2,000
                                                                                     ----------         -----------
                                                                                        11,783               7,955
                                                                                     ----------         -----------
       Maturities after one year through five years:
              U.S.government debt securities                                                                 1,503
              State and local U.S. government debt securities                              156                   -
              Corporate debt securities                                                  2,050               3,102
                                                                                     ----------         -----------
                                                                                         2,206               4,605
                                                                                     ----------         -----------
       Maturities after ten years:
              U.S. government debt securities                                                -               2,700
              State and local U.S. government debt securities                            1,000                   -
                                                                                     ----------         -----------
                     Total available-for-sale securities                                14,989              15,260
                                                                                     ----------         -----------
                     Total investments                                                 $18,990             $20,763
                                                                                     ==========         ===========


    The fair value of held-to-maturity securities at April 30, 1999 and January 31, 1999 approximated amortized cost. Unrealized gains or losses on available-for-sale securities were immaterial for all periods presented.

    At April 30, 1999 and January 31, 1999, the Company held $1,156 and $2,700, respectively, in available-for-sale securities with maturities in excess of one year that were subsequently sold within one year of the respective balance sheet dates. Proceeds from the sales were invested in short-term, available-for-sale securities. Accordingly, the securities have been classified as current in the April 30, 1999 and January 31, 1999 balance sheets.

                         PEERLESS SYSTEMS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                   (in thousands, except per share amounts)
                                  (Unaudited)


4.      Net Income Per Common Share:

        Net income per common share is calculated as follows:

                                                                     Three Months Ended April 30,
                                        --------------------------------------------------------------------------------------------
                                                              1999                                         1998
                                        -------------------------------------------    ---------------------------------------------
                                             Net                          Per-Share          Net                          Per-Share
                                           Income          Shares          Amount          Income          Shares           Amount
                                          ---------       ---------       ---------       ---------       ---------       ----------

Basic EPS
Net income available to the common
      stockholders                          $1,091          11,149           $0.10          $1,371          10,725            $0.13
                                                                          =========                                       ==========

Effect of Dilutive Securities
Common stock options                             -             696                               -           1,094
                                          ---------       ---------                       ---------       ---------

Diluted EPS
Net income available to common
      stockholders and assumed
      conversions                            $1,091         11,845           $0.09          $1,371          11,819            $0.12
                                          ==========      =========       =========       =========       =========       ==========

                         PEERLESS SYSTEMS CORPORATION


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

    The Company's product licensing revenues are comprised of both recurring licensing revenues and one-time licensing fees for source code. Recurring licensing revenues are derived from per unit fees paid quarterly by the Company's OEMs upon shipment or manufacture of products incorporating the Company's technology. Recurring licensing revenues are derived, to a lesser extent, from arrangements in which the Company enables its products to be used with third-party technology such as certain arrangements with Adobe. The Company often negotiates minimum recurring license fee commitments from certain OEMs, generally paid up-front or over four to six quarters. The Company's development licensing fees are paid by OEMs for access to the Company's software, which in turn generates recurring licensing revenues if the software is incorporated into OEM products that are subsequently developed and shipped.

    The Company's engineering services revenues are derived primarily from adapting the Company's software and supporting electronics to specific OEM requirements. The Company provides its engineering services to OEMs seeking an embedded imaging solution for their digital document products. The Company's maintenance revenues are derived from software maintenance agreements. Maintenance revenues currently constitute a small portion of total revenues.

    As part of Peerless' efforts to focus on increasing its market penetration in the embedded imaging industry, the Company seeks to strategically acquire selected companies that complement its existing product offerings and its internal product development efforts. On April 6, 1999, Peerless entered into a merger agreement with Auco, Inc. ("Auco"), a privately held developer of embedded networking technology based in Redwood City, California. The transaction is structured as a merger in which the Company will exchange approximately 2.5 million shares of its common stock for all currently outstanding shares of Auco capital stock, on a fully-diluted basis, and its convertible note payable at an exchange ratio of .2585. The merger will be accounted for as a pooling of interests. As a result of the merger, Auco will become a wholly-owned subsidiary of the Company. Consummation of the merger is subject to terms and conditions customary for a transaction of this type, including approval of certain matters by the shareholders of the Company and Auco. The Peerless shareholders are scheduled to vote on the merger at a special shareholder meeting to be held on June 10, 1999. The Company estimates that it will incur transactions costs, consisting primarily of fees for investment bankers, attorneys, accountants, consultants, financial printing and other related charges, of approximately $2.2 million which will be expensed upon consummation of the merger.

Results of Operations

    Comparison of Quarters Ended April 30, 1999 and 1998

    Revenues for the quarter ended April 30, 1999 decreased 3% from the same quarter in 1998. The decrease in revenues was driven by a decrease in engineering services revenues partially offset by an increase in licensing revenues. Product licensing revenues increased due to an increase in the number of products shipped into the marketplace incorporating Peerless' imaging technology, an increase in the market penetration of existing products, and an increase in sales of source code development kits. Revenues for the current quarter benefited from the launch of eight new color and monochrome printers and multi-function devices into the market and the delivery of an additional four completed products to OEMs. Engineering services revenues decreased in the current quarter due to a focus on implementing process improvements and the application of additional resources to several later-stage projects in order to reduce delivery time.

    The Company's gross margin as a percentage of total revenues increased to 71% for the quarter ended April 30, 1999 from the 63% reported for the same quarter in 1998. The margin improved as a result of a higher percentage of licensing fees in the revenue mix in the quarter ended April 30, 1999. Licensing revenues have relatively low costs associated with the revenues being recognized. Management does not expect the gross margin to remain 71% in future quarters as engineering services revenues as a percentage of total revenues are expected to resume to normal levels, driven by turnkey design wins.

    Peerless continues to invest heavily in the future by funding the research and development of new technology solutions. Research and development expenses increased 19% to 25% of total revenues for the quarter ended April 30, 1999 from 20% of total revenues for the same quarter last year. The increased expenses resulted primarily from a growth in the development staff headcount. The increased funding was used from, among other things, development programs associated with the Company's software development kits, common qualified code base, color technology, multi-function technology, application specific integrated circuit ("ASIC") designs and digital photography technology.

    Sales and marketing expenses increased 35% between the quarters ended April 30, 1999 and 1998. The expense growth related to an increase in staffing and an expanded emphasis on penetrating new OEM customers. As result of this additional effort, the Company added several new OEMs to its customer list during the past year.

    General and administrative expenses for the quarter ended October 31, 1998 increased 29% over the comparable period last year. The expense growth related primarily to an increase in personnel and professional services costs necessary to support the growth of the Company's operations.

    Interest income earned in both periods was attributable to interest and investment income earned on cash and cash equivalents and investment balances.

    The provisions for income taxes for all periods presented are based on the estimated annual effective tax rate and include current federal, state and foreign income taxes. The effective tax rates for the periods differ from the federal statutory rate primarily as a result of foreign and state income tax provisions noted above offset by foreign and research and experimentation credits. The Company periodically evaluates the sufficiency of its deferred tax asset valuation allowance, which is adjusted as deemed appropriate based on expected future operating results.

Liquidity and Capital Resources

    Compared to January 31, 1999, total assets grew 3% to $48.5 million and stockholders' equity grew 4% to $41.5 million. The Company's cash and short-term investment portfolio totaled $26.0 million at April 30, 1999 and the current ratio was 7.2:1. The Company generated $2.4 million in cash from operations during the quarter ended April 30, 1999 as compared to $1.1 million in cash generated from operations during the quarter ended April 30, 1998.

    The Company's investing activities during the quarter ended April 30, 1999 generated cash of $815,000. Sales and maturities of investment securities generated net cash of $1.8 million. It is the Company's policy to invest the majority of its unused cash in low risk government and commercial debt securities. The Company has not historically purchased, nor does it expect to purchase in the future, derivative instruments or enter into hedging transactions. Cash generated by investments during the quarter ended April 30, 1999 was offset by purchases of property, equipment and leasehold improvements. During the current quarter, the Company expanded its operating facility from 47,000 square feet to 56,000 square feet in order to accommodate the current and expected growth in operations. As part of the expansion, which will be completed in the second quarter of this year, the Company made leasehold improvements in the amount of $454,000. The remaining additions to property and equipment of $530,000 related to purchases of furniture, computers and equipment associated with the growth in headcount. Cash generated by investment activities during the quarter ended April 30, 1998 totaled $1.1 million and related to net cash of $2.0 million generated from investments offset by property and equipment purchases of $527,000 and leasehold improvements of $351,000.

    Net cash provided by financing activities in the quarters ended April 30, 1999 and 1998 was $619,000 and $378,000, respectively. This cash resulted from the issuance of shares under the Company's employee stock purchase plan, as well as the exercise of common stock options.

    The Company currently has no material commitments other than those under operating lease agreements and fees associated with the proposed acquisition of Auco, Inc. Over the past several years, the Company has experienced an increase in capital expenditures and operating lease arrangements, which is consistent with increased staffing, and anticipates that this relative increase may continue in the future. Additionally, the Company will continue to evaluate possible acquisitions of, or investments in businesses, products and technologies that are complimentary to those of the Company, which may require the use of cash. Management believes existing cash and investments will be sufficient to meet the Company's operating requirements for at least the next twelve months; however, the Company may sell additional equity or debt securities or obtain credit facilities to further enhance its liquidity position.


RISKS AND UNCERTAINTIES

    Future Growth Rate and Operating Results: The revenue growth rate in fiscal 2000 may not approach the level attained in fiscal 1999. Further, although the Company has been profitable since the quarter ended December 31, 1995, there can be no assurance that the Company will maintain profitability on a quarterly or annual basis in the future. Factors noted below may have a material adverse effect on the Company's future revenue growth and/or results of operations.

    Risks in Providing Engineering Services: In the past, the Company has experienced significant fluctuations in quarterly engineering services results that have been caused by many factors including: product development delays (see below), third party delays, increases in the estimated hours to complete particular engineering services projects, cancellation or redirection of engineering services projects by the Company's OEMs and delays in the availability or stability of third-party technology that the Company's OEMs are also incorporating into the same product for which the Company is performing engineering services. There can be no assurance that similar factors will not impact future engineering services results.

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

    Concentration of Revenues: The Company's major customers currently include, among others, Adobe and Conexant and OEM customers Canon, IBM, Minolta and Ricoh. Historically, a limited number of customers have provided a substantial portion of Peerless' revenues. There presently are only a limited number of customers in the digital document product market to which the Company markets its technology and services. Therefore, the ability of the Company to replace a lost customer or offset a significant decrease in the revenues from a customer may be significantly limited. The loss of a customer providing a significant portion of the Company's revenues could have a material adverse effect on the Company's operating results.

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

    The Year 2000 Issue: The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company has divided its review of the Year 2000 Issue into three major areas: (1) internal systems, (2) Company products and (3) potential year 2000 problems associated with outside development partners, vendors and customers.

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

    The Company is in the process of reviewing the year 2000 compliance of its products developed for OEMs. Based on an initial review, the Company believes that its products do not contain date sensitive fields. Testing to validate this assumption is expected to be completed by July 31, 1999. At this time, the Company does not believe that product updates will be necessary.

    The Company is in the process of identifying any potential year 2000 problems from outside development partners who work on engineering services projects, vendors whose facilities manufacture ASICs that incorporate the Company's technology or whose systems interface with the Company's internal systems as well as customers whose products contain technology licensed from the Company. The Company expects to complete its review by July 31, 1999. However, since third-party year 2000 compliance is not within the Company's control, the Company cannot assure its stockholders that the year 2000 problems affecting the systems of other companies will not have a material adverse effect on the Company's operations. This impact could include, among other things, product time to market delays caused by year 2000 problems associated with development partners which would negatively impact engineering services revenues and delays in customer shipments which could negatively impact the Company's recurring licensing revenues .

    Costs to address the Year 2000 Issue include hardware, software and implementation costs for internal work are not expected to exceed $200,000. To date, the Company has incurred approximately $75,000 of these costs, all of which have been expensed.

    Proposed Merger: On April 6, 1999, Peerless entered into a merger agreement with Auco. The Peerless shareholders are scheduled to vote on the merger at a special shareholder meeting on June 10, 1999. Integrating the operations of Auco with those of Peerless after the merger may be difficult and time consuming. Management of the combined company will need to successfully integrate, among other things, the product offerings, product development, sales and marketing and customer service functions, an the management information systems of both companies. In addition, the combined company will need to retain the management, key employees, customers, distributors, vendors and other business partners of both companies. The integration of these organizations may temporarily distract management from the day-to-day business of the combined company following the merger. The combined company may fail to manage this integration so as to achieve any of the anticipated synergies and other benefits that both companies hope to achieve from the merger.

    Peerless and Auco estimate that they will incur transaction costs of approximately $2.2 million, which will be expensed upon consummation of the merger. If the total costs of the merger exceed estimates or the benefits of the merger do not exceed the total costs of the merger, then the financial results of the combined companies could be adversely affected.

    The market price of Peerless common stock may decline significantly as a result of the merger if: the integration of Peerless' and Auco's operations is not successful, or the combined company does not experience the benefits of the merger as quickly, or to the extent, as may be expected by financial analysts, or if the merger is not in line with the expectations of financial analysts.

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

PART II - OTHER INFORMATION

----------------------------------------------------------------------------

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

   None

Item 5:     Other Information
            -----------------

   None

Item 6:     Exhibits And Reports on Form 8-K
            --------------------------------

   (a)  Exhibits

     27.1   Financial Data Schedule

   (b)  Reports on Form 8-K

        A Report on Form 8-K was filed on April 20, 1999, pursuant to "Item 5. Other Events", whereby the Company disclosed it plans to merge with Auco, Inc., a California corporation.

                                  SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



                         PEERLESS SYSTEMS CORPORATION



By:                 /s/Edward A. Gavaldon                   Date: June 10, 1999
     ----------------------------------------------------
                     Edward A. Gavaldon
            Chairman of the Board, President and
                   Chief Executive Officer




By:                /s/Carolyn M. Maduza                     Date:  June 10, 1999
    -----------------------------------------------------
                     Carolyn M. Maduza
     Senior Vice President of Finance and Administration,
       Chief Financial Officer, Secretary and Treasurer
         (Principal Financial and Accounting Officer)