Form 10-Q
period 1999-07-31
PEERLESS SYSTEMS CORP
filed 1999-09-14
CIK 897893

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 31, 1999


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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock outstanding as of September 3, 1999 was 13,534,442.

================================================================================

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS


This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the "safe harbor" created by those sections. The forward-looking statements include, but are not limited to, statements related to industry trends and future growth in the markets for digital document products, embedded imaging systems and enterprise networks; Peerless Systems Corporation (the "Company") strategies for reducing its customers' costs and time-to-market; the Company's product development efforts; the effect of GAAP accounting pronouncements on the Company's recognition of revenues; the Company's future research and development; business trends; and future quarterly profitability. Discussions containing such forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. The Company disclaims any obligation to update these forward-looking statements as a result of subsequent events. The risks and uncertainties on pages 16 through 19, among other things, should be considered in evaluating the Company's prospects and future financial performance.

                          PEERLESS SYSTEMS CORPORATION

                                     INDEX
--------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------

Item 1:  Financial Statements                                        Page No.
         --------------------

         Consolidated Balance Sheets
          July 31, 1999 and January 31, 1999............................     4

         Consolidated Statements of Income
          Three and Six Month Periods Ended July 31, 1999 and 1998......     5

         Consolidated Statements of Cash Flows
          Six Month Periods Ended July 31, 1999 and 1998................     6

         Notes to Consolidated Financial Statements.....................     8


Item 2:  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
          Results of Operations.........................................    13
          ---------------------


PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1:  Legal Proceedings..............................................    20
         -----------------

Item 4:  Submission Of Matters To A Vote Of Security Holders............    20
         --------------------------------------------------------

Item 6:  Exhibits And Reports On Form 8-k...............................    21
         --------------------------------

Signatures..............................................................    22



                                   TRADEMARKS

Memory Reduction Technology(R) ("MRT"), PEERLESS SYSTEMS(R), PeerlessPowered(R), WINEXPRESS(R), PeerlessPrint(R) and QuickPrint(R) are registered trademarks of Peerless Systems Corporation. Camera Page Language), PicturePrint(TM), Acceleprint(TM) and Synthesys(TM) are trademarks of Peerless Systems Corporation and are subjects of applications pending for registration with the United States Patent and Trademark Office. Imageworks(TM) and Webworks(TM) are trademarks of
Peerless Systems Corporation.   Peerless Systems (in English and Japanese
Katakana), Peerless (in logo) and P (in logo) are registered service marks with the Japanese Patent Office. Peerless(TM) (in logo), P(TM) (in logo), Peerless Systems(TM), PEERLESSPRINT(TM) and PEERLESSPAGE(TM) (all in English and Japanese Katakana) are trademarks of Peerless Systems Corporation and are subjects of applications pending for registration with the Japanese Patent Office. This Form 10-Q also refers to various products and companies by their trademark names. In most, if not in all cases, their respective companies claim these designations as trademarks or registered trademarks.

Part I - Financial Information
Item 1 - Financial Statements

                         PEERLESS SYSTEMS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (Unaudited)

                                                                                   July 31,     January 31,
                                                                                     1999          1999
                                                                                  ----------    ----------
                                 ASSETS
  Current assets:
     Cash and cash equivalents                                                      $ 7,756       $ 5,744
     Short term investments                                                          16,423        16,158
     Trade accounts receivable, net                                                   8,387         9,940
     Unbilled receivables                                                             6,239         2,994
     Deferred tax asset                                                               2,615         2,615
     Prepaid expenses and other current assets                                          820           632
                                                                                    -------       -------
        Total current assets                                                         42,240        38,083
  Investments                                                                         1,011         4,605
  Property and equipment, net                                                         6,271         5,374
  Other assets                                                                        2,675         2,603
                                                                                    -------       -------
     Total assets                                                                   $52,197       $50,665
                                                                                    =======       =======

                    LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Accounts payable                                                               $ 1,150       $   893
     Accrued wages                                                                    1,282         1,557
     Accrued compensated absences                                                       948           784
     Other current liabilities                                                        2,208           867
     Income taxes payable                                                               185           788
     Deferred rent, current portion                                                      95            76
     Deferred revenue, current portion                                                  409         1,533
     Note payable to stockholder                                                        -             350
                                                                                    -------       -------
        Total current liabilities                                                     6,277         6,848
  Deferred rent                                                                         396           431
  Deferred revenue                                                                      400           800
                                                                                    -------       -------
     Total liabilities                                                                7,073         8,079
                                                                                    -------       -------
  Stockholders' equity:
     Common stock, $.001 par value, 30,000 shares authorized, 13,479 and 11,948 shares issued and outstanding at July  31, 1999 and January 31, 1999,
        respectively                                                                     13            12
     Additional paid-in capital                                                      46,955        39,348
     Convertible preferred stock Series A                                               -           3,217
     Convertible preferred stock Series B                                               -           3,520
     Deferred compensation                                                             (155)         (188)
     Accumulated deficit                                                             (1,689)       (3,323)
                                                                                    -------       -------
        Total stockholders' equity                                                   45,124        42,586
                                                                                    -------       -------
        Total liabilities and stockholders' equity                                  $52,197       $50,665
                                                                                    =======       =======

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                         PEERLESS SYSTEMS CORPORATIONS
                       CONSOLIDATED STATEMENTS OF INCOME
                                (in thousands)
                                  (Unaudited)


                                                        Three Months Ended         Six Months Ended
                                                             July 31,                  July 31,
                                                       --------------------     ----------------------
                                                         1999       1998          1999         1998
                                                       ---------   --------     ---------    ---------
        Revenues                                        $10,512    $9,229        $20,372     $19,049

        Cost of revenues                                  3,207     3,120          6,292       6,915
                                                        -------    ------        -------     -------
        Gross margin                                      7,305     6,109         14,080      12,134
                                                        -------    ------        -------     -------
        Operating expenses:
           Research and development                       2,248     2,238          4,400       4,317
           Sales and marketing                            1,444     1,062          2,779       2,115
           General and administrative                     1,257     1,500          2,981       2,608
           Other-non recurring costs (Note 6)             2,014       -            2,014         -
                                                        -------    ------        -------     -------
              Total operating expenses                    6,963     4,800         12,174       9,040
                                                        -------    ------        -------     -------
        Income from operations                              342     1,309          1,906       3,094
        Interest income, net                                304       332            606         688
                                                        -------    ------        -------     -------
        Income before income taxes                          646     1,641          2,512       3,782
        Provision for income taxes                          226       548            879       1,263
                                                        -------    ------        -------     -------
              Net income                                $   420    $1,093        $ 1,633     $ 2,519
                                                        =======    ======        =======     =======

        Net income per common share                     $  0.03    $ 0.09        $  0.13     $  0.22
                                                        =======    ======        =======     =======
        Net income per common share -
          assuming dilution                             $  0.03    $ 0.08        $  0.11     $  0.18
                                                        =======    ======        =======     =======

        Weighted average common shares
          outstanding                                    12,675    11,675         12,345      11,597
                                                        =======   =======        =======     =======
        Weighted average common shares
          outstanding and dilutive shares                14,475    14,365         14,383      14,295
                                                        =======   =======        =======     =======

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                         PEERLESS SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                          Six Months Ended July 31,
                                                                          -------------------------
                                                                            1999            1998
                                                                          ---------      ----------
     Cash flows from operating activities:
       Net income                                                         $  1,633        $ 2,519
       Adjustments to reconcile net income to net cash provided by operating activities:
           Business combination adjustment (Note 6)                              1            -
           Depreciation and amortization                                       712            556
           Amortization of investment discounts and premiums                   (56)           (51)
           Amortization of deferred compensation                                33             61
           Compensation expense on common stock issued to employees             48            123
           Changes in operating assets and liabilities:
             Trade accounts receivable                                       1,553           (762)
             Unbilled receivables                                           (3,245)        (1,168)
             Income tax receivable                                             -             (170)
             Prepaid expenses and other current assets                        (188)          (425)
             Other assets                                                     (156)            11
             Accounts payable                                                  257           (543)
             Accrued wages                                                    (275)           (92)
             Accrued compensated absences                                      164            230
             Accrued expenses                                                  -             (125)
             Other current liabilities                                       1,341            244
             Income taxes payable                                             (603)          (406)
             Deferred rent                                                     (16)           (25)
             Deferred revenue                                               (1,524)            78
                                                                          --------        -------
               Net cash  (used) provided by operating activities              (321)            55
                                                                          --------        -------
     Cash flows from investing activities:
       Purchases of property and equipment                                    (900)        (1,406)
       Purchases of leasehold improvements                                    (625)           -
       Purchases of available-for-sale securities                          (12,815)        (2,974)
       Proceeds from held-to-maturity securities                            13,200          7,000
       Proceeds from available-for-sale securities                           3,000          3,000
                                                                          --------        -------
               Net cash provided by investing activities                     1,860          5,620
                                                                          --------        -------
     Cash flows from financing activities:
       Proceeds from issuance of common stock                                  416            192
       Proceeds from exercise of common stock options                          357            618
       Repayment of outstanding note payable to stockholder                   (300)           -
       Proceeds from issuance of Convertible preferred stock Series B          -              219
                                                                          --------        -------
               Net cash provided by financing activities                       473          1,029
                                                                          --------        -------
               Net increase in cash and cash equivalents                     2,012          6,704
     Cash and cash equivalents, beginning of period                          5,744          3,590
                                                                          --------        -------
     Cash and cash equivalents, end of period                             $  7,756        $10,294
                                                                          ========        =======

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                         PEERLESS SYSTEMS CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                (in thousands)
                                  (Unaudited)


    Supplemental disclosure of cash flow information:

       Cash paid during the year for:

             Income taxes                                                        $ 1,377       $ 1,391
                                                                                 =======       =======
             Interest                                                            $    15       $    15
                                                                                 =======       =======

    Supplemental schedule of noncash investing and financing activities:

       Common stock issued to employees                                          $    48       $   123
                                                                                 =======       =======
       Conversion of note payable to stockholder to common stock                 $    50
                                                                                 =======
       Conversion of Convertible preferred stock Series A to common stock        $ 3,217
                                                                                 =======
       Conversion of Convertible preferred stock Series B to common stock        $ 3,520
                                                                                 =======

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                          PEERLESS SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)
                                  (Unaudited)


1.  Basis of Presentation:

  The accompanying unaudited consolidated financial statements of Peerless Systems Corporation ("Peerless" or the "Company") have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The consolidated financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. These statements should be read in conjunction with the audited financial statements and notes thereto for the years ended January 31, 1999, 1998 and 1997, included in the Company's annual report filed on Form 10-K with the SEC on April 26, 1999 and the unaudited pro forma combined balance sheet as of January 31, 1999 and the pro forma combined statements of operations for the years ended January 31, 1999, 1998, and 1997 included in the registration statement filed on Form S-4 with the SEC on April 26, 1999 as amended May 7, 1999. The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.

  In June 1999, the Company completed its acquisition of Auco, Inc. ("Auco"). Auco, based in Redwood City, California, develops embedded networking technology and was privately held prior to the acquisition. As a result of the acquisition, Auco was renamed Peerless Systems Networking and became a wholly owned subsidiary of the Company. The Company exchanged 2.5 million shares of its common stock for all outstanding shares of Auco capital stock on a fully diluted basis, and its convertible note payable. Each share of Auco was exchanged for .2585 shares of Peerless common stock. The merger qualified as a tax-free exchange and was accounted for as a "pooling of interests" under Accounting Principles Board Opinion No. 16. Accordingly, the Company's financial statements have been restated to include the results of Auco for all periods presented.

2.  Significant Accounting Policies

   Revenue Recognition:

  Development license revenues from the licensing of source code or software development kits for the Company's standard products are recognized upon delivery of the software if no significant modification or customization of the software is required and collection of the resulting receivable is probable. If modification or customization is essential to the functionality of the software, development license revenue is recognized over the course of the modification work or deferred until the modification is complete.

   The Company also enters into engineering services contracts with certain of its OEMs to provide a turnkey solution, adapting the Company's software and supporting technologies to specific OEM requirements. Revenues on such turnkey contracts are recognized over the course of the development work on a percentage-of-completion basis. The Company provides for any anticipated losses on such contracts in the period in which such losses are first determinable. Maintenance revenues are recognized ratably over the term of the maintenance contract.

  In certain cases, the Company enters into agreements with customers that require guaranteed minimum royalty payments. These payments typically extend over a period of four to eight quarters. The Company generally recognizes revenue on delivery, when collection of the resulting receivable is probable and when the fee is fixed and determinable. In cases where the guaranteed minimum royalties are not fixed and determinable, revenue is recognized as payments become due.

   Future Developments:

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. The adoption of SFAS No. 133 will not have a material impact on the Company's results of operations, financial position or cash flows.

                          PEERLESS SYSTEMS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (in thousands)
                                  (Unaudited)

3.   Investments:

     Investments consisted of the following:

                                                          July 31,   January 31,
                                                            1999       1999
                                                          --------   -----------
Held-to-maturity securities:
  Maturities within one year:
    U.S. government debt securities                       $ 2,500      $ 5,503
                                                          -------      -------
      Total held-to-maturity securities                     2,500        5,503
                                                          -------      -------
Available-for-sale securities:
  Maturities within one year:
    U.S. government debt securities                         1,502          979
    State and local U.S. government debt securities           852          -
    Corporate debt securities                               8,015        4,976
    Other debt securities                                   2,000        2,000
                                                          -------      -------
                                                           12,369        7,955
                                                          -------      -------
  Maturities after one year through five years:
    U.S. government debt securities                           -          1,503
    State and local U.S. government debt securities           554          -
    Corporate debt securities                               1,011        3,102
                                                          -------      -------
                                                            1,565        4,605
                                                          -------      -------
  Maturities after ten years:
    U.S. government debt securities                           -          2,700
    State and local U.S. government debt securities         1,000          -
                                                          -------      -------
                                                            1,000        2,700
                                                          -------      -------
      Total available-for-sale securities                  14,934       15,260
                                                          -------      -------
      Total investments                                   $17,434      $20,763
                                                          =======      =======

  The fair value of held-to-maturity securities at July 31,1999 and January 31, 1999 approximated amortized cost. Unrealized gains or losses on available-for-sale securities were immaterial for all periods presented.

  At July 31, 1999 and January 31, 1999, the Company held $1,554 and $2,700, respectively, in available-for-sale securities with maturities in excess of one year that were subsequently sold within one year of the respective balance sheet dates. Proceeds from the sales were invested in short-term, available-for-sale securities. Accordingly, the securities have been classified as current in the July 31, 1999 and January 31, 1999 balance sheets.

4.   Other Current Liabilities:

  Included in "Other current liabilities" at July 31, 1999 is $1,369 of accrued expenses associated with the June 1999 acquisition of Auco, Inc. (Notes 1 and 6).

                         PEERLESS SYSTEMS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                (in thousands)
                                  (Unaudited)

5.   Net Income Per Common Share:

     Net income per common share is calculated as follows:

                                                       Three Months Ended July 31,
                                        ----------------------------------------------------------
                                                    1999                          1998
                                        ----------------------------   ---------------------------
                                          Net               Per-Share   Net               Per-Share
                                         Income    Shares    Amount    Income    Shares    Amount
                                         ------    ------    ------    ------    ------    ------
Basic EPS
Net income available to the common
  stockholders                            $420     12,675    $ 0.03    $1,093    11,675    $ 0.09
                                                             ======                        ======

Effect of Dilutive Securities
Common stock options                       -        1,085                 -       1,558
Note payable to stockholder                -            3                   1         5
Convertible preferred stock Series A       -          495                 -         834
Convertible preferred stock Series B       -          217                 -         293
                                          ----     ------              ------    ------
Diluted EPS
Net income available to common
  stockholders and assumed conversions    $420     14,475    $ 0.03    $1,094    14,365    $ 0.08
                                          ====     ======    ======    ======    ======    ======
                                                         Six  Months Ended July 31,
                                          ---------------------------------------------------------
                                                     1999                          1998
                                          ----------------------------  ---------------------------
                                           Net               Per-Share   Net               Per-Share
                                          Income    Shares    Amount    Income    Shares    Amount
                                          ------    ------    ------    ------    ------    ------
Basic EPS
Net income available to the common
  stockholders                            $1,633     12,345    $ 0.13    $2,519    11,597    $ 0.22
                                                               ======                        ======

Effect of Dilutive Securities
Common stock options                         -        1,078                 -       1,568
Note payable to stockholder                    1          4                   2         5
Convertible preferred stock Series A         -          665                 -         834
Convertible preferred stock Series B         -          291                 -         291
                                          ------     ------              ------    ------

Diluted EPS
Net income available to common
  stockholders and assumed conversions    $1,634     14,383    $ 0.11    $2,521    14,295    $ 0.18
                                          ======     ======   =======    ======    ======    ======

                         PEERLESS SYSTEMS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                (in thousands)
                                  (Unaudited)


6.    Auco Acquisition

  Prior to the June 1999 merger with Auco,  Auco's fiscal year ended on December
31. In recording the business combination, Auco's prior period financial statements were not restated to conform to the Company's fiscal year. Accordingly, the consolidated balance sheet at January 31, 1999 combines the Peerless balance sheet at January 31, 1999 and the Auco balance sheet at December 31, 1998. The consolidated statements of income for the three and six month periods ended July 31, 1998 and for the three month period ended April 30, 1999 consist of Peerless results of operations for the three and six month periods ended July 31, 1998 and the three month period ended April 30, 1999 and Auco's results of operations for the three and six month periods ended June 30, 1998 and the three month period ended March 30, 1999. Beginning in the current quarter ended July 31, 1999, Auco's fiscal year end was changed to conform to the Peerless' fiscal year end of January 31. Accordingly, Auco's results of operations for the month of April 1999 were excluded from the Company's consolidated operating results. Revenues and net income of Auco for April 1999 were $463 and $1, respectively, with the net income reflected as an adjustment to retained earnings effective May 1, 1999.

  As a result of the acquisition, Auco's historical financial statements were restated to adjust the income tax provision (benefit) for certain net operating loss carryforward benefits which the Company believes will be realizable by the combined companies. There were no transactions between Peerless and Auco prior to the combination. Certain reclassifications were made to the Auco financial statements to conform to Peerless' presentations.

  The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements are as follows:

                                 Three Months Ended         Six Months Ended
                             ---------------------------    ----------------
                             April 30,         July 31,          July 31,
                               1999             1998              1998
                             ---------        ---------         ---------
Revenues:
        Peerless              $ 8,194          $ 8,454          $ 16,883
        Auco                    1,666              775             2,166
                              -------          -------          --------
                Combined      $ 9,860          $ 9,229          $ 19,049
                              =======          =======          ========

Net Income / (loss):
        Peerless              $ 1,091          $ 1,456          $  2,827
        Auco                      122             (363)             (308)
                              -------          -------          --------
                Combined      $ 1,213          $ 1,093          $  2,519
                              =======          =======          ========

  In conjunction with the acquisition, the Company incurred transaction costs, consisting primarily of fees for investment bankers, attorneys, accountants, consultants, financial printing and other related charges of $2,014. These costs are included in "Other non-recurring costs" in the consolidated statements of income for the three and six month periods ended July 31, 1999.

                          PEERLESS SYSTEMS CORPORATION
--------------------------------------------------------------------------------

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

Overview

  The Company, founded in April 1982, is a leading provider of software-based embedded imaging and networking systems to original equipment manufacturers of digital document products. Digital document products include monochrome and color printers, copiers, fax machines, and scanners, as well as multifunction products that perform a combination of these imaging functions. In order to process digital text and graphics, digital document products rely on a core set of imaging software and supporting electronics, collectively known as an embedded imaging system. Embedded networking systems supply the core software technologies to digital document products that enable them to communicate over local area networks and the Internet. The Peerless systems family of products and engineering services provides advanced embedded imaging and networking technologies that enable the company's OEM customers to develop networked digital printers, copiers and multifunction products quickly and cost-effectively.

  In June 1999, the Company acquired Auco, Inc. ("Auco") a supplier of embedded networking systems. The transaction was accounted for as a pooling of interests. As a result of the acquisition, Auco became a wholly owned subsidiary of the Company and was subsequently renamed Peerless Systems Networking. Peerless Systems Networking provides comprehensive software products and engineering services to office peripheral OEMs to enable networking support in their products.

  The Company's product licensing revenues are comprised of both recurring licensing revenues and one-time licensing fees for source code or software development kits (SDKs). Recurring licensing revenues are derived from per unit fees paid quarterly by the Company's OEMs upon manufacturing and subsequent commercial shipment of products incorporating the Company's technology. Recurring licensing revenues are derived, to a lesser extent, from arrangements in which the Company enables third-party technology such as solutions from Adobe to be used with its products. The Company often negotiates minimum recurring license fee commitments from certain OEMs, which are generally paid up-front or over four or more quarters. The Company's development licensing fees are paid by OEMs for access to the Company's SDKs, which in turn generates recurring licensing revenues if the software is incorporated into OEM products that are subsequently developed and shipped.

  The Company's engineering services revenues are derived primarily from adapting the Company's software and supporting electronics to specific OEM requirements. The Company provides its engineering services to OEMs seeking a turnkey embedded imaging solution for their digital document products. The Company's maintenance revenues are derived from software maintenance agreements. Maintenance revenues currently constitute a small portion of total revenue.

  Over the past several quarters, the Company has experienced a shift in its
business and financial model.   The Company generates revenue from its OEMs
through the sale of embedded imaging solutions in either turnkey or software development kit form. Historically, OEM demand for turnkey solutions has exceeded demand for SDK solutions. Additionally, the Company has expanded its solution offering by incorporating related embedded imaging and networking technologies licensed from third parties, which in future quarters could result in incremental SDK, services and royalty revenue streams.

  As noted above, the Company has recently experienced a shift away from turnkey solutions to the sale of SDKs, particularly for its monochrome solutions, which incorporate more mature technology. The shift to SDK sales has resulted in an increase in the products shipping, as OEMs who utilize Peerless SDKs develop and introduce multiple products. Turnkey solutions are expected to continue in color and MFP where the technology is certain to evolve and where the turnkey development challenge is more difficult for OEMs to assume.

  On July 23, 1999, the Company entered into a distribution license agreement with Adobe, Inc. for Adobe PostScript 3, PostScript fonts, both roman and double byte, and certain other Adobe host software applications. This licensing agreement will allow the Company to directly license Adobe technologies to its OEMs, resulting in incremental revenues from licensing, recognized both when the SDKs are delivered and subsequently as products utilizing these technologies are launched. In addition, this new distribution agreement calls for the Company to remit licensing fees to Adobe for the first time, which is expected to increase the Company's cost of goods sold.

  Traditionally, Peerless provided ASIC designs to chip foundries that manufactured and distributed the Company's ASICs (Application Specific Integrated Circuit) to the Company's OEMs. In return, the Company received license revenue from its chip foundries. As part of the total solution being offered to its OEMs, the Company is developing a direct distribution channel for its ASICs chips. Under a "fabless" model, Peerless will distribute ASIC chips from the foundry through a third party. The Company will be responsible for administration, including the billings and collections to and from its OEMs but it is expected that the third party will be responsible for the maintenance of necessary inventories and coordination of production with the foundry. The change from licensing ASIC technology to the distribution of the actual chips will result in higher revenues and lower margins due to the cost of chips and the costs of distribution and inventory carry. It is expected that direct distribution will begin by year end.

Results of Operations

  Three and Six Month Periods Ended July 31, 1999 and 1998

  Revenues for the quarter ended July 31, 1999 increased 14% to $10.5 million from the $9.2 million reported for the same quarter in 1998. Revenues for the current six month period increased 7% to $20.4 million from the $19.0 million reported for the six month period ended July 31, 1999. The increase in revenues was driven by an increase in product licensing revenues for both the three and six month periods. Product licensing revenues increased due to an increase in the number of products shipped into the marketplace incorporating Peerless' imaging and networking technology, an increase in the market penetration of existing products, and an increase in sales of software code development kits or SDKs ("SDKs"). Engineering services revenues decreased in the current three and six month periods due to a shift in OEM demand from turnkey projects to internally developed solutions based on Peerless SDKs.

  The Company's gross margin as a percentage of total revenues increased to 69% for the quarter ended July 31, 1999 from the 66% reported for the same quarter in 1998. The gross margin as a percentage of total revenues increased to 69% for the six month period ended July 31, 1999 from the 64% reported for the comparable period last year. The margin improved as a result of a higher percentage of licensing fees in the revenue mix in the three and six month periods ended July 31, 1999. Licensing revenues have relatively low costs associated with the revenues being recognized.

  Peerless continues to invest heavily in the future by funding the research and development of new technology solutions. Research and development expenses decreased to 21% of total revenues for the quarter ended July 31, 1999 from 24% of total revenues for the same quarter last year. Research and development expenditures as a percentage of total revenues slightly declined to 22% in the current six month period from 23% in the prior six month period. The decline as a percentage of total revenues was a result of engineering efforts expended in the prior year on-test tool efforts at Auco that were subsequently terminated. Management anticipates that research and development costs will be consistent with the quarter ending July 31, 1999 levels for the remainder of the fiscal year.

  Sales and marketing expenses amounted to 14% of revenue compared to 12% of revenue a year ago. Expenditures increased 36% between the quarters ended July 31, 1999 and 1998 and increased 31% between the six-month periods then ended. The expense growth was due to an emphasis on penetrating new OEM customers, a continued emphasis on industry trade shows, and other opportunities to promote the Company's embedded imaging and network solutions. As result of this additional effort, the Company added several new OEMs to its customer list during the past year.

  General and administrative expenses for the quarter ended July 31, 1999 amounted to 12% of revenue compared to 16% of revenue a year ago. Expenditures declined 16% compared to the quarter ended July 31, 1998 but increased $373,000 or 14% comparing the two six month periods ended July 31, 1999 and 1998. The expense decline in the current quarter was due to expenses included in the quarter ended July 31, 1998 that were associated with a proposed transaction that was terminated. The expense growth during the six month period related primarily to an increase in personnel and professional services costs necessary to support the growth of the Company's operations.

  Other non-recurring costs of $2.0 million for the quarter and six month periods ended July 31, 1999 represented transaction costs, consisting primarily of fees for investment bankers, attorneys, accountants, consultants, financial printing and other related charges associated with the June 1999 acquisition of Auco.

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

Liquidity and Capital Resources

  Compared to January 31, 1999, total assets grew 3% to $52.2 million and stockholders' equity grew 6% to $45.1 million. The Company's cash and short-term investment portfolio totaled $24.1 million at July 31, 1999 and the current ratio was 6.7:1. The Company used $321,000 in cash for operations during the six month period ended July 31, 1999 as compared to $55,000 in cash generated from operations during the six month period ended July 31, 1998.

  The Company's investing activities during the six-month period ended July 31, 1999 generated cash of $1.9 million. Sales and maturities of investment securities generated net cash of $3.4 million. It is the Company's policy to invest the majority of its unused cash in low risk government and commercial debt securities. The Company has not historically purchased, nor does it expect to purchase in the future, derivative instruments or enter into hedging transactions. Cash generated by investments during the six month period ended July 31, 1999 was offset by purchases of property, equipment and leasehold improvements. During the second quarter, the Company completed the expansion of its corporate operating facility from 47,000 square feet to 56,000 square feet in order to accommodate the current and expected growth in operations. As part of the expansion, the Company made leasehold improvements in the amount of $625,000. The remaining additions to property and equipment of $900,000 related to purchases of furniture, computers and equipment associated with the growth in personnel.

  Net cash provided by financing activities in the six month period ended July 31, 1999 and 1998 was $473,000 and $1.0 million, respectively. In the current six month period, cash generated from the issuance of shares under the Company's employee stock purchase plan and the exercise of common stock options was offset by a $300,000 payment to an Auco stockholder for a note payable. In the six month period ended July 31, 1998, cash from investing activities was generated by cash from the issuance of shares under the Company's employee stock purchase plan, the exercise of common stock options and the issuance of Auco Convertible preferred stock Series B.

  The Company currently has no material commitments other than those under operating lease agreements. Over the past several years, the Company has experienced an increase in capital expenditures and operating lease arrangements, which is consistent with increased staffing, and anticipates that this relative increase may continue in the future. Additionally, the Company will continue to evaluate possible acquisitions of, or investments in businesses, products and technologies that are complimentary to those of the Company, which may require the use of cash. Management believes existing cash and investments will be sufficient to meet the Company's operating requirements for at least the next twelve months; however, the Company may sell additional equity or debt securities or obtain credit facilities to further enhance its liquidity position.


RISKS AND UNCERTAINTIES

  Future Growth Rate and Operating Results: The consolidated revenue growth rate in fiscal 2000 is not expected to approach the 35% level attained in fiscal 1999. Further, although the Company is currently profitable, there can be no assurance that the Company will maintain profitability on a quarterly or annual basis in the future. Factors noted below may have a material adverse effect on the Company's future revenue growth and/or results of operations.

  Concentration of Revenues: The Company's major customers currently include, among others, Adobe, Conexant, and Motorola and OEM customers Canon, Epson, Hewlett-Packard, IBM, Minolta and Ricoh. Historically, a limited number of customers have provided a substantial portion of Peerless' revenues. There presently are only a limited number of customers in the digital document product market to which the Company markets its technology and services. Therefore, the ability of the Company to replace a lost customer or offset a significant
decrease in the revenues from a customer may be significantly limited.   A
change in business from a customer providing a significant portion of the Company's revenues could have a material adverse effect on the Company's operating results. In particular, the Company's recurring license fees exert a disproportionate influence on profitability and are often dependent upon end-user demand for OEM products that embed the Company's technology. In the second quarter, the Company derived 18% of its total revenue from recurring license fees associated with one family of multifunction products. If end user demand for flagship OEM products were to decline significantly and unexpectedly, the Company's results of operations would be adversely affected.

  Shifting OEM Demand for Software Development Kits vs Turnkey Solutions: Over the past four quarters, the Company has experienced a shift in OEM demand from the historically prevailing requirement for a turnkey solution towards software development kits, or SDKs. Turnkey solutions require the Company to provide engineering services in order to deliver customized imaging solutions to an OEM customer, whereas OEMs that opt for an SDK solution choose to license the company's embedded imaging technology and perform development internally using the OEM's in-house engineers. Turnkey design wins result in engineering services contracts that generate revenue for three to six quarters prior to product launch, but lower profitability. SDK design wins result in development license revenue that is typically recognized in one quarter and is generally lower in magnitude to turnkey design wins prior to product launch but generates higher profitability than engineering services revenue associated with a turnkey design win.

  Because the Company must maintain a certain level of engineering staff, the Company requires a minimum level of demand for turnkey projects in order to profitably maintain its engineering services operations. If the trend towards SDKs and away from turnkey design wins were to accelerate, the Company may experience insufficient demand for engineering services requiring a redeployment of engineering resources to the research and development department. Accordingly, its results of operations could be negatively affected in the interim.

  Risks in Providing Engineering Services: In the past, the Company has experienced significant fluctuations in quarterly engineering services results that have been caused by many factors including: product development delays (see "Technological Changes" below), third party delays, increases in the estimated hours to complete particular engineering services projects, cancellation or redirection of engineering services projects by the Company's OEMs and delays in the availability or stability of third-party technology that the Company's OEMs are also incorporating into the same product for which the Company is performing engineering services. There can be no assurance that similar factors will not impact future engineering services results.

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

  Technological Changes: Rapidly changing technology, evolving industry standards and needs, and frequent new product introductions characterize the market for the Company's products and services. The Company's success will depend on, among other things: market acceptance of the Company's technology and the digital document products of the Company's OEM customers; the ability of the Company and its OEM customers to meet industry changes and market demands in a timely manner; achievement of new design wins by the Company followed by the OEMs' development of associated new digital document products; and the regular and continued introduction of new and enhanced technology and services by the Company and its OEMs on a timely and cost-effective basis. There can be no assurance that the products and technology of competitors of the Company or its OEMs will not render the Company's technology or its OEMs' products noncompetitive or obsolete. Any failure by the Company or its OEMs to anticipate or respond adequately to the rapidly changing technology and evolving industry standards and needs, or any significant delay in development or introduction of new and enhanced products and services, could result in a loss of competitiveness or revenues, which could have a material adverse effect on the Company's operating results.

  Seasonality: The Company believes that its business may be subject to seasonal trends. In the digital document product industry, it is not unusual for vendors to experience an increase in demand in the second calendar quarter followed by a decrease in the third quarter, as well as an increase in demand in the fourth calendar quarter followed by a significant decrease in the following quarter. Although the Company has attempted to manage this risk with the incorporation of guaranteed minimum royalty commitments, the Company's product licensing revenues may be negatively impacted by seasonality of unit shipments experienced by its OEMs.

   ASIC Chips: The Company is in the process of developing a "fabless" distribution model for the sale of ASIC chips. The Company has no direct distribution experience and will place reliance on third parties to maintain inventories to address OEM needs, manage manufacturing logistics, and distribute the product in a timely manner. Additionally, there can be no assurance that the OEMs will elect to purchase from Peerless as its distributor.

  The Year 2000 Issue: As is true for most companies, Peerless faces risks from the year 2000 issue. Peerless's operations could be adversely affected if certain business systems do not correctly recognize date information when the year changes to 2000. The year 2000 issue affects Peerless at the end of the calendar year 1999. Peerless faces risks primarily in the following areas: 1) systems used by Peerless to run its business including information systems, equipment and facilities; 2) systems used by Peerless's suppliers; 3) potential warranty or other claims from Peerless's OEMs; and 4) potential for reduced spending by businesses as a result of significant information systems spending on year 2000 remediation.

     Peerless continues to evaluate and mitigate its exposure in these areas where appropriate. Peerless intends for some of its disclosures and announcements concerning its products and year 2000 programs, including those in this report on Form 10-K, to constitute "Year 2000 Readiness Disclosures" as defined in the recently enacted Year 2000 Information and Readiness Disclosure Act.

     State of Readiness and Risks: Peerless has identified three key exposure areas within Peerless with respect to the year 2000 issue, namely: key transaction processing applications, equipment and facilities, Peerless products, and key suppliers.

     1. Key Transaction Processing Applications. Key transaction processing applications include those used to run Peerless' business, such as technology development, engineering, quality assurance, finance and administration. Peerless has essentially completed its evaluation of these areas for year 2000 readiness and has made certain changes to its business systems, where necessary. Peerless expects to complete integration testing and be ready for the calendar year 2000 rollover by the end of November 1999. Peerless anticipates no delays in implementing its internal systems, however, if Peerless identifies significant new non-compliance issues, or if Peerless encounters unexpected difficulties in areas previously considered to be year 2000 ready, Peerless' ability to conduct its internal business or to record transactions could be interrupted, which could adversely affect its results of operations or financial condition.

     2. Equipment and Facilities. Peerless is evaluating year 2000 readiness of its mission-critical Equipment and facilities. Peerless is in the final stages of contacting its key suppliers to ascertain year 2000 compliance of the products and services used by the company. Peerless expects its critical equipment to be ready for year 2000 no later than mid-November 1999. Peerless does not anticipate any internal disruption that could adversely affect its results of operations or financial condition. Peerless is also evaluating the status of each of its OEMs and strategic partners worldwide, assessing their year 2000 readiness. Because of the quality and size of Peerless' OEM and strategic partner base, Peerless expects each will be ready for year 2000 by the end of the calendar year. Peerless has conducted an extensive evaluation of its currently available and installed array of products. Peerless believes that the products currently offered by its OEMs are year 2000 ready. Peerless can never be certain that older releases of its products will be year 2000 ready with customers' systems or within existing networks. If any of its products do not operate properly in the year 2000, Peerless could have increased warranty costs, customer satisfaction issues or other costs of material and liabilities, which could adversely affect its results of operations or financial condition.

     3. Key Suppliers. Peerless has contacted its critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are year 2000 ready. Confirmation of the continued year 2000 readiness of these key suppliers will continue throughout the remainder of 1999. If key suppliers fail to adequately address the year 2000 issue for the products or services they provide to Peerless, critical material, products and services may not be delivered in a timely manner, which could adversely affect its results of operations or financial condition.

     Most Reasonably Likely Worse-Case Scenario: Peerless believes that its most reasonably likely worst-case year 2000 scenario would relate to problems with the systems and services of third parties rather than with Peerless' internal systems or products. Peerless believes the risks are greatest with infrastructure (e.g., electricity supply and water and sewer service), telecommunications, transportation and distribution channels and critical suppliers of material and services. Peerless' operations are conducted mainly at El Segundo, CA, Redwood City, CA and Tokyo, Japan. Each location relies on local private and governmental suppliers for utilities, telephone, and other necessary services and supplies. For example, failure in the electricity grid or disruption to the continuous supply of power would be a worst-case scenario that would completely shut down the affected facilities. Widespread electrical failures could also adversely affect the delivery of water and sewer services, and hinder the transportation of employees to and from the workplace. Peerless cannot identify all possible disruption scenarios. Peerless is preparing contingency plans specifying its actions if failures occur in key internal systems and/or critical third party systems and services. The process includes identifying and prioritizing risks, assessing the business impact of those risks, evaluating risk mitigation alternatives, and preparing written contingency plans for those failures with the greatest business risk to Peerless. Preliminary contingency plans for critical business operations are expected to be in place prior to year 2000. These plans will be validated and modified as needed. Contingency plans will continue to be refined through 1999 as Peerless learns more about the preparations and potential exposure of third parties to year 2000 disruptions.

     Costs To Address Year 2000 Issues: These include hardware, software and implementation costs for internal work and are not expected to exceed $400,000. Through August 31, 1999, Peerless has incurred approximately $100,000 of these costs, all of which have been expensed. All expected costs are based on its current evaluation of the year 2000 programs and may change as the program progresses. The remainder of its projected year 2000 costs include: i) hardware and software upgrades or replacements primarily related to desktop systems and telephone equipment; ii) consultant and contractor fees to assist in assessments and to perform remediation and integration testing; iii) a contingency for potential product upgrades or replacements; iv) a contingency for potential disruption in supplier product or service delivery or in manufacturing operations; and v) a contingency for potential unexpected costs associated with replacing or repairing systems previously considered to be year 2000 ready. Peerless has not included in the total cost estimate any costs associated with potential year 2000 litigation exposure since these costs are not estimable. Peerless has adequate funds to pay for the expected costs of year 2000 programs. As of the end of fiscal 1999, Peerless has not deferred any significant internal information technology projects due to its year 2000 efforts.

     Sales Impact: Year 2000 readiness is an issue for virtually all businesses whose computer systems and applications may require significant hardware and software upgrades or modifications. Companies owning and operating such systems may plan to devote a substantial portion of their information systems' spending to fund such upgrades and modifications and divert spending away from networking solutions. In addition, companies may defer spending on networking solutions while they test and ensure the stability of their current network configurations. Such changes in customers' spending patterns could adversely affect its sales, operating results or financial condition.

    Also inherent in the Company's business are additional risks, which include but are not limited to: competition in the market for embedded imaging systems for digital document products, including internal development by OEMs; potential fluctuation in quarterly results, including factors such as the duration of contractual arrangements and product life-cycles; the Company's dependence on the success of its OEMs; risks associated with the development of products, whether such delays are within the control of the Company or not; risks associated in developing products for new and rapidly developing markets, to which the Company has directed a substantial portion of its recent development efforts; dependence on sole source providers; uncertainties regarding protection of intellectual property rights, including the potential for trademark and patent infringement litigation; dependence on key personnel; and risks associated with the Company's international business activities, which account for a substantial portion of revenues.

PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

Item 1:  Legal Proceedings
         -----------------

     Pursuant to an agreement for providing development services to a customer, Peerless has given notice that it intends to seek binding arbitration in a dispute regarding the payment of fees and costs for the services provided to that customer. Peerless is actively pursuing settlement and expects to prevail in this matter. The amount in contention does not have a material effect on the financial results reported herein.



Item 2:  Changes in Securities
         ---------------------

     None

Item 3:  Defaults Upon Senior Securities
         -------------------------------

     None

Item 4:  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     The company held its annual stockholders meeting on June 17, 1999. The June 17th meeting was adjourned and notice was given that the meeting would reconvene on July 16, 1999. A copy of the certified list of stockholders was presented at the meeting.


     The Inspector of Election, Norwest Shareowner Services, reported that 9,515,129 shares out of a total of 11,286,967 issued and outstanding shares of Common Stock were represented in person or by proxy at the meeting. Each share of Common Stock was entitled to one vote.

     The stockholders voted on the following matters:

     1) Election of directors: Edward A. Gavaldon, Robert G. Barrett, Robert L. North, and Robert V. Adams were nominated and elected as directors, representing the Board of Directors in its entirety. The votes were counted as follows:

                        Votes        Votes         Votes            Votes
                         For        Against       Withheld        Abstaining
                        -----       -------       --------        ----------
Edward A. Gavaldon    9,305,146        -           209,983            -
Robert G. Barrett     9,310,594        -           204,535            -
Robert L. North       9,488,398        -            26,731            -
Robert V. Adams       9,484,379        -            30,750            -

     2) Approval of the 1996 Equity Incentive Plan, As Amended: The amendment increases the number of shares authorized for issuance under the Plan from a total of 2,466,666 shares to 3,466,666 shares. The 1996 Equity Incentive Plan, as amended, was approved by a vote of 3,874,380 for and 3,653,310 votes against and 1,987,439 non-voting.

     3) Ratification of Selection of Independent Auditors: The selection of PricewaterhouseCoopers L.L.P. as the independent auditors was ratified by a vote of 9,480,908 votes for and 30,821 votes against with 3,400 votes abstaining.


Item 5:  Other Information
         -----------------

     None

Item 6:  Exhibits And Reports on Form 8-K
         --------------------------------

    (a)  Exhibits

         27.1   Financial Data Schedule

    (b)  Reports on Form 8-K

         A Report on Form 8-K was filed on August 19, 1999, pursuant to "Item 6" whereby the Company filed the press release announcing its earnings for the quarter ended July 31, 1999, and consolidated pro forma earnings for the periods ending April 30, 1998 through April 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



                          PEERLESS SYSTEMS CORPORATION



By:       /s/ Edward A. Gavaldon
     -----------------------------------             Date: September 13, 1999
              Edward A. Gavaldon
      Chairman of the Board, President
        and Chief Executive Officer



By:       /s/ Carolyn M. Maduza
    ------------------------------------             Date: September 13, 1999
              Carolyn M. Maduza
      Senior Vice President of Finance
     and Administration, Chief Financial
      Officer, Secretary and Treasurer
     (Principal Financial and Accounting
                  Officer)