Form 10-Q
period 1999-10-31
PEERLESS SYSTEMS CORP
filed 1999-11-24
CIK 897893

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended October 31, 1999


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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares of Common Stock outstanding as of November 19, 1999 was 13,781,146.

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

                         PEERLESS SYSTEMS CORPORATION

                                     INDEX
--------------------------------------------------------------------------------
PART I  - FINANCIAL INFORMATION
--------------------------------------------------------------------------------

Item 1:    Financial Statements                                         Page No.
           --------------------

           Consolidated Balance Sheets
            October 31, 1999 and January 31, 1999..........................  4

           Consolidated Statements of Income
            Three and Nine Month Periods Ended October 31, 1999 and 1998...  5

           Consolidated Statements of Cash Flows
            Nine Month Periods Ended October 31, 1999 and 1998.............  6

           Notes to Consolidated Financial Statements......................  8


Item 2:    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
            Results of Operations.......................................... 12
            ---------------------

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1:    Legal Proceedings............................................... 20
           -----------------

Item 6:    Exhibits and Reports on Form 8-K................................ 20
           --------------------------------

Signatures   .............................................................. 21



                                  TRADEMARKS

Memory Reduction Technology(R) (MRT), PEERLESS SYSTEMS(R), PeerlessPowered(R), WINEXPRESS(R), PeerlessPrint(R) and QuickPrint(R) are registered trademarks of Peerless Systems Corporation. PicturePrint(TM), Acceleprint(TM), Synthesys(TM) and CPL(TM) are trademarks of Peerless Systems Corporation and are subjects of applications pending for registration with the United States Patent and Trademark Office. Imageworks(TM) and Webworks(TM) are trademarks of Peerless Systems Corporation. Peerless Systems (in English and Japanese Katakana), Peerless (in logo) and P (in logo) are registered service marks with the Japanese Patent Office. Peerless(TM) (in logo), P(TM) (in logo), Peerless Systems(TM), PEERLESSPRINT(TM) and PEERLESSPAGE(TM) (all in English and Japanese Katakana) are trademarks of Peerless Systems Corporation and are subjects of applications pending for registration with the Japanese Patent Office. This Form 10-Q also refers to various products and companies by their trademark names. In most, if not in all cases, their respective companies claim these designations as trademarks or registered trademarks.

Part I - Financial Information    PEERLESS SYSTEMS CORPORATION
Item I - Financial Statements     CONSOLIDATED BALANCE SHEETS
                                        (in thousands)
                                          (Unaudited)


                                                                                     October 31,            January 31,
                                                                                        1999                   1999
                                                                                   --------------         --------------
                        ASSETS
Current assets:
    Cash and cash equivalents                                                      $        5,815         $        5,744
    Short term investments                                                                 16,749                 16,158
    Trade accounts receivable, net                                                         14,051                  9,940
    Unbilled receivables                                                                    3,641                  2,994
    Deferred tax asset                                                                      2,615                  2,615
    Prepaid expenses and other current assets                                                 597                    632
                                                                                   --------------         --------------
         Total current assets                                                              43,468                 38,083
 Investments                                                                                1,008                  4,605
 Property and equipment, net                                                                6,666                  5,374
 Other assets                                                                               2,690                  2,603
                                                                                   --------------         --------------
    Total assets                                                                   $       53,832                $50,665
                                                                                   ==============         ==============

         LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable                                                               $          939         $          893
    Accrued wages                                                                           1,064                  1,557
    Accrued compensated absences                                                              965                    784
    Other current liabilities                                                                 881                    867
    Income taxes payable                                                                    1,169                    788
    Deferred rent, current portion                                                             96                     76
    Deferred revenue, current portion                                                         289                  1,533
    Note payable to stockholder                                                                 -                    350
                                                                                   --------------         --------------
         Total current liabilities                                                          5,403                  6,848
 Deferred rent                                                                                378                    431
 Deferred revenue                                                                               -                    800
    Total liabilities                                                                       5,781                  8,079
                                                                                   --------------         --------------
 Commitments and contingencies

 Stockholders' equity:
    Common stock, $.001 par value, 30,000 shares authorized, 13,737 and 11,948 shares issued and outstanding at October 31, 1999 and January 31, 1999,
         respectively                                                                          13                     12
    Additional paid-in capital                                                             47,670                 39,348
    Convertible preferred stock Series A                                                        -                  3,217
    Convertible preferred stock Series B                                                        -                  3,520
    Deferred compensation                                                                    (139)                  (188)
    Retained earnings (accumulated deficit)                                                   507                 (3,323)
                                                                                   --------------         --------------
         Total stockholders' equity                                                        48,051                 42,586
                                                                                   --------------         --------------
         Total liabilities and stockholders' equity                                $       53,832         $       50,665
                                                                                   ==============         ==============

 The accompanying notes are an integral part of these consolidated financial statements.

                         PEERLESS SYSTEMS CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (Unaudited)


                                                          Three Months Ended                    Nine Months Ended
                                                              October 31,                           October 31,
                                                       --------------------------          ---------------------------
                                                         1999              1998              1999               1998
                                                       ---------         --------          --------           --------
Revenues                                               $ 10,693          $  7,774          $ 31,065           $ 26,823

Cost of revenues                                          2,826             3,226             9,118             10,141
                                                       --------          --------          --------           --------
Gross margin                                              7,867             4,548            21,947             16,682
                                                       --------          --------          --------           --------
Operating expenses:
    Research and development                              2,501             2,114             6,901              6,431
    Sales and marketing                                   1,361             1,315             4,140              3,430
    General and administrative                              925             1,403             3,906              4,011
    Other non-recurring costs (Note 6)                        -                 -             2,014                  -
                                                       --------          --------          --------           --------
         Total operating expenses                         4,787             4,832            16,961             13,872
                                                       --------          --------          --------           --------
Income (loss) from operations                             3,080              (284)            4,986              2,810
Interest income, net                                        301               311               907                999
                                                       --------          --------          --------           --------
Income before income taxes                                3,381                27             5,893              3,809
Provision for income taxes                                1,185                 9             2,064              1,272
                                                       --------          --------          --------           --------
          Net income                                   $  2,196          $     18          $  3,829           $  2,537
                                                       ========          ========          ========           ========
Net income per common share                            $   0.16          $   0.00          $   0.30           $   0.22
                                                       ========          ========          ========           ========
Net income per common share -
   assuming dilution                                   $   0.15          $   0.00          $   0.26           $   0.18
                                                       ========          ========          ========           ========
Weighted average common shares
   outstanding                                           13,605            11,785            12,747             11,671
                                                       ========          ========          ========           ========
Weighted average common shares
   outstanding and dilutive shares                       14,795            14,064            14,490             14,229
                                                       ========          ========          ========           ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         PEERLESS SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                                      Nine Months Ended October 31,
                                                                                     -----------------------------
                                                                                        1999              1998
                                                                                     ---------         ----------
Cash flows from operating activities:
   Net income                                                                          $ 3,829            $ 2,537
   Adjustments to reconcile net income to net cash (used) provided by operating activities:
           Business combination adjustment (Note 6)                                          1                  -
           Depreciation and amortization                                                 1,067                819
           Amortization of investment discounts and premiums                               (98)               (75)
           Amortization of deferred compensation                                            49                 91
           Compensation expense on common stock issued to employees                         48                 78
           Changes in operating assets and liabilities:
              Trade accounts receivable                                                 (4,111)                29
              Unbilled receivables                                                        (647)            (1,685)
              Prepaid expenses and other current assets                                     35               (384)
              Other assets                                                                 171                 21
              Accounts payable                                                              46               (527)
              Accrued wages                                                               (493)               421
              Accrued compensated absences                                                 181                240
              Other current liabilities                                                     14                199
              Income taxes payable                                                         381               (955)
              Deferred rent                                                                (33)               (41)
              Deferred revenue                                                          (2,044)              (207)
                                                                                      --------           --------
                  Net cash (used) provided by operating activities                      (1,604)               561
                                                                                      --------           --------
 Cash flows from investing activities:

   Purchases of property and equipment                                                  (2,237)            (1,733)
   Purchases of software licenses                                                         (380)                 -
   Purchases of available-for-sale securities                                          (19,596)           (11,355)
   Proceeds from held-to-maturity securities                                             4,000             10,500
   Proceeds from available-for-sale securities                                          18,700              5,000
                                                                                      --------           --------
                  Net cash provided by investing activities                                487              2,412
                                                                                      --------           --------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                                  800                491
   Proceeds from exercise of common stock options                                          688                786
   Repayment of outstanding note payable to stockholder                                   (300)                 -
   Proceeds from issuance of Convertible preferred stock Series B                            -                819
                                                                                      --------           --------
                  Net cash provided by financing activities                              1,188              2,096
                                                                                      --------           --------
                  Net increase in cash and cash equivalents                                 71              5,069
Cash and cash equivalents, beginning of period                                           5,744              3,590
                                                                                      --------           --------
Cash and cash equivalents, end of period                                               $ 5,815            $ 8,659
                                                                                      ========           ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         PEERLESS SYSTEMS CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                (in thousands)
                                  (Unaudited)

Supplemental disclosure of cash flow information:

    Cash paid during the year for:

              Income taxes                                                       $1,550       $1,804
                                                                                 ======       ======
              Interest                                                           $   15       $   25
                                                                                 ======       ======

Supplemental schedule of noncash investing and financing activities:
    Common stock issued to employees                                             $   48       $   78
                                                                                 ======       ======
    Conversion of note payable to stockholder to common stock                    $   50
                                                                                 ======
    Conversion of Convertible preferred stock Series A to common stock           $3,217
                                                                                 ======
    Conversion of Convertible preferred stock Series B to common stock           $3,520
                                                                                 ======

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

     Recurring licensing revenues are derived from per unit fees paid by the Company's customers upon manufacturing and subsequent commercial shipment of products incorporating Peerless technology. In certain cases, the Company requires customers to pay minimum royalty commitments. These payments are typically made in one lump sum or extend over a period of four or more quarters. The Company generally recognizes revenues associated with recurring license fee commitments on delivery of the software, when collection of the resulting receivable is probable and when the fee is fixed and determinable. In cases where the royalty commitments are not fixed and determinable, revenue is recognized as payments become due. Further, when earned royalties exceed minimum royalty commitments, revenues are recognized on a per unit basis as products are shipped commercially.

                         PEERLESS SYSTEMS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                (in thousands)
                                  (Unaudited)


     Future Developments:

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. The adoption of SFAS No. 133 should not have a material impact on the Company's results of operations, financial position or cash flows.

3.   Investments:

     Investment consisted of the following:

                                                                             October 31,    January 31,
                                                                               1999            1999
                                                                            ---------      ------------
     Held-to-maturity securities:
             Maturities within one year:
                     U.S. government debt securities                          $ 1,500           $ 5,503
                                                                            ---------      ------------
                             Total held-to-maturity securities                  1,500             5,503
                                                                            ---------      ------------
     Available-for-sale securities:
             Maturities within one year:
                     U.S. government debt securities                            1,501               979
                     State and local U.S. government debt securities            1,331                 -
                     Corporate debt securities                                  8,965             4,976
                     Other debt securities                                          -             2,000
                                                                               11,797             7,955
                                                                            ---------      ------------
             Maturities after one year through five years:
                     U.S. government debt securities                                -             1,503
                     State and local U.S. government debt securities              752                 -
                     Corporate debt securities                                  1,008             3,102
                                                                            ---------         ---------
                                                                                1,760             4,605
                                                                            ---------         ---------
             Maturities after ten years:
                     U.S. government debt securities                                -             2,700
                     State and local U.S. government debt securities            2,700                 -
                                                                            ---------         ---------
                                                                                2,700             2,700
                                                                            ---------         ---------
                             Total available-for-sale securities               16,257            15,260
                                                                            ---------         ---------
                             Total investments                                $17,757           $20,763
                                                                            =========         =========


     The fair value of held-to-maturity securities at October 31,1999 and January 31, 1999 approximated amortized cost. Unrealized gains or losses on available-for-sale securities were immaterial for all periods presented.

     At October 31, 1999 and January 31, 1999, the Company held $3,452 and $2,700, respectively, in available-for-sale securities with maturities in excess of one year that were planned to be sold within one year of the respective balance sheet dates. Accordingly, the securities have been classified as current in the October 31, 1999 and January 31, 1999 balance sheets. Proceeds from the sales were invested in short-term, available-for-sale securities.

                         PEERLESS SYSTEMS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                (in thousands)
                                  (Unaudited)

4.  Commitments and Contingencies

Legal Proceedings:

     The Company is not a party to any pending legal proceedings which management believes will have a material adverse effect on the financial position, results of operations and cash flows of the Company. The Company is currently involved in a dispute with one of its customers over the timing of a payment due to the Company associated with the sale of a Peerless source code license to the customer. Refer to Part II "Other Information", Item 1 "Legal Proceedings" in this Form 10-Q for further discussion of the matter.

5.  Net Income Per Common Share:

    Net income per common share is calculated as follows:

                                                                 Three Months Ended October 31,
                                             --------------------------------------------------------------------------
                                                              1999                                   1998
                                             -------------------------------------    ---------------------------------
                                                 Net                     Per-share       Net                  Per-share
                                               Income       Shares        Amount        Income      Shares      Amount
                                               ------       ------        ------        ------      ------    ---------
Basic EPS
Net income available to the common
    stockholders                                $2,196      13,605         $0.16        $   18      11,785       $0.00
                                                                           =====                                 =====
Effect of Dilutive Securities
Common stock options                                 -       1,190                           -       1,126
Note payable to stockholder                          -           -                           1           5
Convertible preferred stock Series A                 -           -                           -         834
Convertible preferred stock Series B                 -           -                           -         314
                                                ------      ------                      ------      ------
Diluted EPS
Net income available to common
    stockholders and assumed conversions        $2,196      14,795         $0.15        $   19      14,064       $0.00
                                                ======      ======         =====        ======      ======       =====

                                                                 Nine Months Ended October 31,
                                             --------------------------------------------------------------------------
                                                              1999                            1998
                                             -------------------------------------    ---------------------------------
                                                 Net                     Per-share       Net                  Per-share
                                               Income       Shares        Amount        Income      Shares      Amount
                                               ------       ------        ------        ------      ------    ---------
Basic EPS
Net income available to the common
    stockholders                                $3,829      12,747         $0.30        $2,537      11,671       $0.22
                                                                           =====                                 =====
Effect of Dilutive Securities
Common stock options                                 -       1,103                           -       1,420
Note payable to stockholder                          1           3                           3           5
Convertible preferred stock Series A                 -         443                           -         834
Convertible preferred stock series B                 -         194                           -         299
                                                ------      ------                      ------      ------
Diluted EPS
Net income available to common
    stockholders and assumed conversions        $3,830      14,490         $0.26        $2,540      14,229       $0.18
                                                ======      ======         =====        ======      ======       =====

                         PEERLESS SYSTEMS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                (in thousands)
                                  (Unaudited)


6.   Auco Acquisition

     Prior to the June 1999 merger with Auco, Auco's fiscal year ended on December 31. In recording the business combination, Auco's prior period financial statements were not restated to conform to the Company's fiscal year. Accordingly, the consolidated balance sheet at January 31, 1999 combines the Peerless balance sheet at January 31, 1999 and the Auco balance sheet at December 31, 1998. The consolidated statements of income for the three and nine month periods ended October 31, 1998 and for the three month period ended April 30, 1999 consist of Peerless results of operations for the three and nine month periods ended October 31, 1998 and the three month period ended April 30, 1999 and Auco's results of operations for the three and nine month periods ended September 30, 1998 and the three month period ended March 30, 1999. Beginning in the quarter ended July 31, 1999, Auco's fiscal year end was changed to conform to the Peerless' fiscal year end of January 31. Accordingly, Auco's results of operations for the month of April 1999 were excluded from the Company's consolidated operating results. Revenues and net income of Auco for April 1999 were $463 and $1, respectively, with the net income reflected as an adjustment to retained earnings effective May 1, 1999.

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

     The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements are as follows:


                                             THREE MONTHS ENDED                    NINE MONTHS
                                     -------------------------------------            ENDED
                                     APRIL 30,                  OCTOBER 31,        OCTOBER 31,
                                       1999                        1998               1998
                                     --------                   ----------     -----------------
Revenues:
          Peerless                   $   8,194                  $    7,313     $         24,196
          Auco                           1,666                         461                2,627
                                     ---------                  ----------     ----------------
                Combined             $   9,860                  $    7,774     $         26,823
                                     =========                  ==========     ================
          Net Income (loss):
          Peerless                   $   1,091                  $      556     $          3,383
          Auco                             122                        (538)                (846)
                                     ---------                  ----------     ----------------
                Combined             $   1,213                  $       18     $          2,537
                                     =========                  ==========     ================


     In conjunction with the acquisition, the Company incurred transaction costs, consisting primarily of fees for investment bankers, attorneys, accountants, consultants, financial printing and other related charges of $2,014. These costs are included in "Other non-recurring costs" in the consolidated statements of income for the nine month periods ended October 31, 1999.

PEERLESS SYSTEMS CORPORATION

________________________________________________________________________________

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

     Historically, a limited number of customers have provided a substantial portion of the Company's revenues. Therefore, new contracts or modifications and additions to existing contracts with these customers may materially impact the Company's financial position and results of operations from quarter to quarter.

     The Company's product licensing revenues are comprised of both recurring licensing revenues and one-time licensing fees for source code or software development kits (SDKs). Recurring licensing revenues are derived from per unit fees paid quarterly by the Company's OEMs upon manufacturing and subsequent commercial shipment of products incorporating the Company's technology. Recurring licensing revenues are derived, to a lesser extent, from arrangements in which the Company enables third-party technology, such as solutions from Adobe, to be used with its products. The Company often requires minimum royalty commitments from certain OEMs. These commitments are generally guaranteed quarterly minimum royalty payments or block license sales, where the OEM purchases a fixed number of licenses. Payments associated with royalty commitments are generally paid in one lump sum or over four or more quarters. The Company's development licensing fees are paid by OEMs for access to the Company's SDKs, which in turn generates recurring licensing revenues if the software is incorporated into OEM products that are subsequently developed and commercially shipped.

     The Company also has engineering services revenues that are derived primarily from adapting the Company's software and supporting electronics to specific OEM requirements. The Company provides its engineering services to OEMs seeking a turnkey embedded imaging solution for their digital document products.

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

     As noted above, the shift to SDK sales has resulted in an increase in the products shipping, as OEMs who utilize Peerless SDKs develop and introduce multiple products. The Company expects to continue to provide turnkey solutions in color and MFP where the technology is certain to evolve and where the turnkey development challenge is more difficult for OEMs to assume.

     On July 23, 1999, the Company entered into a distribution license agreement with Adobe, Inc. for Adobe PostScript 3, PostScript fonts, both roman and double byte, and certain other Adobe host software applications. This licensing agreement will allow the Company to directly license Adobe technologies to its OEMs, resulting in incremental revenues from licensing, recognized both when the SDKs are delivered and subsequently in the form of recurring licensing revenues as products utilizing these products are launched. In addition, this new distribution agreement calls for the Company to remit licensing fees to Adobe for the first time, which is expected to increase the Company's cost of goods sold.

     Traditionally, Peerless provided ASIC (Application Specific Integrated Circuit) designs to chip foundries that manufactured and distributed the Company's ASICs to the Company's OEMs. In return, the Company received license revenue from its chip foundries. As part of the total solution being offered to its OEMs, the Company is now developing a direct distribution channel for its ASICs chips. Under this "fabless" model, Peerless will distribute ASIC chips from the foundry through a third party. The Company will be responsible for administration, including the billings and collections to and from its OEMs, but it is expected that the third party will be responsible for the coordination of production with the foundry, maintenance of necessary inventories and providing just-in-time delivery to OEMs. The change from licensing ASIC technology to the distribution of the actual chips will result in higher revenues but lower margin percentages due to the cost of chips and the costs of distribution and inventory carry. Peerless is currently finalizing the agreement with a third party distributor and in the interim, placed its first ASIC order to the foundry in the third quarter. The Company expects to make its first direct distribution in the first quarter of next fiscal year.

  During the third quarter, the Company established a research and development center in Seattle, Washington focused on extending the Company's expertise in NetWare and Directory Services into Windows 2000 and Active Directory technologies, which is expected to be a major provider of these technologies in the enterprise space. The Company believes that the combination of its established network software solutions and its newly acquired expertise in Windows 2000 and Internet technologies will put it in the forefront of internetworking and directory integration for networked devices.

Results of Operations

     Three and Nine Month Periods Ended October 31, 1999 and 1998

     Revenues for the quarter ended October 31, 1999 increased 38% to $10.7 million from the $7.8 million reported for the same quarter in 1998. Revenues for the current nine month period increased 16% to $31.1 million from the $26.8 million reported for the nine month period ended October 31, 1998. The increase in revenues was driven by an increase in product licensing revenues for both the three and nine month periods. Product licensing revenues increased due to an increase in the number of products shipped into the marketplace incorporating Peerless' imaging and networking technology, an increase in the market penetration of existing products, and an increase in sales of SDKs. Additionally, during the current period, the Company successfully negotiated a contract modification and extension with a major OEM resulting in the combination of a new sale and recognition of revenue previously deferred of a total of $1.2 million in product licensing revenues. Current period product licensing also benefited from the sales of block licenses to OEMs and an increase in guaranteed minimum royalty commitments. Engineering services revenues remained flat in the current three month and nine month periods due to a shift in OEM demand from turnkey projects to internally developed solutions based on Peerless standardized software solutions. Revenues in the current periods further benefited from a one-time cancellation fee of $1.3 million arising from an OEM project that was cancelled due to external technical challenges.

     The Company's gross margin as a percentage of total revenues increased to 74% for the quarter ended October 31, 1999 from the 59% reported for the same quarter in 1998. The gross margin as a percentage of total revenues increased to 71% for the nine month period ended October 31, 1999 from the 62% reported for the comparable period last year. The margin improved as a result of a higher percentage of licensing fees in the revenue mix in the three and nine month periods ended October 31, 1999. Licensing revenues have relatively low costs associated with the revenues being recognized.

     Peerless continues to invest heavily in the future by funding the research and development of new technology solutions. Research and development expenses increased 18% in the current quarter and 7% in the current nine month period due to increased spending on technical solutions partially offset by research efforts expended in the prior year on test tool efforts at Auco that were subsequently terminated. However, expenses declined as a percentage of revenues. Research and development expenses decreased to 23% and 22% of total revenues for the quarter and nine month periods ended October 31, 1999, respectively, from 27% and 24% of revenues for the comparable periods last year. Revenues are growing at a faster rate than research and development expenses as Peerless is able to leverage off the existing base of developers and realize economies of scale. Management anticipates that research and development costs will be consistent with the quarter ending October 31, 1999 levels for the remainder of the fiscal year.

     Sales and marketing expenses increased 3% in the current quarter and 21% in the current nine month period. The expense growth was due to an emphasis on penetrating new OEM customers, a continued emphasis on industry trade shows, and other opportunities to promote the Company's embedded imaging and network solutions. As result of this additional effort, the Company added several new OEMs to its customer list during the past year. Despite the increase in absolute dollars, sales and marketing expenses remained flat at 13% as a percentage of total revenues between the two nine month periods and declined in the current quarter to 13% from 17% in the prior year.

     General and administrative expenses for the quarter ended October 31, 1999 decreased $478,000 or 34% over the prior year due to one-time charges. The decrease in expenses in the current quarter was attributable to the collection of a $345,000 receivable written off by Auco prior to the merger. The expense decline in the current nine month period was also attributable to $275,000 of expenses incurred in the quarter ended July 31, 1998 that were associated with a proposed transaction that was terminated. Excluding the one time-items, general and administrative expenses would have been 14% of total revenues for both nine month periods.

     Other non-recurring costs of $2.0 million for the nine month period ended October 31, 1999 represented transaction costs, consisting primarily of fees for investment bankers, attorneys, accountants, consultants, financial printing and other related charges associated with the June 1999 acquisition of Auco.

     Interest income earned in both periods was attributable to interest and investment income earned on cash and cash equivalents and investment balances.

     The provisions for income taxes for all periods presented are based on the estimated annual effective tax rate and include current federal, state and foreign income taxes. The effective tax rates for the periods differ from the federal statutory rate primarily as a result of foreign and state income tax provisions noted above offset by foreign and research and experimentation credits. The Company periodically evaluates the sufficiency of its deferred tax asset valuation allowance, which is adjusted as deemed appropriate based on expected future operating results. Peerless' current effective tax rate is 35%; however, the Company expects that rate to increase to 37% for the next fiscal year.

Liquidity and Capital Resources

     Compared to January 31, 1999, total assets grew 6% to $53.8 million and stockholders' equity grew 13% to $48.1 million. The Company's cash and short-term investment portfolio totaled $22.6 million at October 31, 1999 and the current ratio was 8:1. The Company used $1.6 million in cash for operations during the nine month period ended October 31, 1999 as compared to $561,000 in cash generated from operations during the nine month period ended October 31, 1998. Cash used by operations in the current period was negatively impacted by a high trade accounts receivable balance at October 31, 1999. Subsequent to October 31, 1999, the Company collected a $1.3 million cancellation fee that contributed to the current period receivable balance

     The Company's investing activities during the nine-month periods ended October 31, 1999 and 1998 generated cash of $487,000 and $2.4 million, respectively. Purchases, sales and maturities of investment securities generated net cash of $3.1 million in the current period and $4.1 million in the prior period. It is the Company's policy to invest the majority of its unused cash in low risk government and commercial debt securities. The Company has not historically purchased, nor does it expect to purchase in the future, derivative instruments or enter into hedging transactions. Cash generated by investments during the nine month periods ended October 31, 1999 and 1998 was offset by purchases of property, equipment and leasehold improvements. During the second quarter of the current fiscal year, the Company completed the expansion of its corporate operating facility from 47,000 square feet to 56,000 square feet in order to accommodate the current and expected growth in operations. As part of the expansion, the Company made leasehold improvements in the amount of $625,000. The remaining additions to property and equipment related to purchases of furniture, computers, equipment and leasehold improvements associated with the growth in personnel.


     Net cash provided by financing activities in the nine month period ended October 31, 1999 and 1998 was $1.2 million and $2.1 million, respectively. In the current nine month period, cash generated from the issuance of shares under the Company's employee stock purchase plan and the exercise of common stock options was offset by a $300,000 payment to an Auco stockholder for a note payable. In the nine month period ended October 31, 1998, cash from investing activities was generated by cash from the issuance of shares under the Company's employee stock purchase plan, the exercise of common stock options and the issuance of Auco Convertible preferred stock Series B.

     The Company currently has no material commitments other than those under operating lease agreements. Over the past several years, the Company has experienced an increase in capital expenditures and operating lease arrangements, which is consistent with increased staffing and anticipates increase may continue in the future due to costs to relocate staff. Additionally, the Company will continue to evaluate possible acquisitions of, or investments in businesses, products and technologies that are complimentary to those of the Company, which may require the use of cash. Management believes existing cash and investments will be sufficient to meet the

Company's operating requirements for at least the next twelve months; however, the Company may sell additional equity or debt securities or obtain credit facilities to further enhance its liquidity position.


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

     Concentration of Revenues: Peerless generated more than 10% of its revenues from both Canon and Ricoh during the nine month period ended October 31, 1999. In the prior nine month period, five customers each generated more than 10% of the Company's revenues. Historically, a limited number of customers have provided a substantial portion of Peerless' revenues. There presently are only a limited number of customers in the digital document product market to which the Company markets its technology and services. Therefore, the ability of the Company to replace a lost customer or offset a significant decrease in the revenues from a customer may be significantly limited. A change in business from a customer providing a significant portion of the Company's revenues could have a material adverse effect on the Company's operating results. In particular, the Company's recurring license fees exert a disproportionate influence on profitability and are often dependent upon end-user demand for OEM products that embed the Company's technology. In the third quarter, the Company derived 13% of its total revenues from recurring license fees associated with one family of multifunction products. If end user demand for flagship OEM products were to decline significantly and unexpectedly, the Company's results of operations would be adversely affected.

     Shifting OEM Demand for Software Development Kits vs Turnkey Solutions:
Over the past several quarters, the Company has experienced a shift in OEM demand from the historically prevailing requirement for a turnkey solution towards software development kits, or SDKs. Turnkey solutions require the Company to provide engineering services in order to deliver customized imaging solutions to an OEM customer, whereas OEMs that opt for an SDK solution choose to license the Company's embedded imaging technology and perform development internally using the OEM's in-house engineers. Turnkey design wins result in engineering services contracts that generate revenue for three to six quarters prior to product launch. SDK design wins result in development license revenues that are typically recognized in one quarter and are generally lower in magnitude than revenue associated with turnkey design wins prior to product launch but generates higher profitability than engineering services revenues associated with turnkey design wins. Recurring licensing revenues are generally the same for both turnkey and SDK products.

     Because the Company has experienced a shift in demand away from turnkey solutions towards SDKs, engineering services resources were successfully redeployed to the research and development department in recent quarters. Should this trend reverse and turnkey design wins were to accelerate, the Company may need to transfer resources back to engineering services. Accordingly, its results of operations could be negatively affected in the interim.

     Risks in Providing Engineering Services: In the past, the Company has experienced significant fluctuations in quarterly engineering services results that have been caused by many factors including: product development delays (see "Technological Changes" below), third party delays, increases in the estimated hours to complete particular engineering services projects, delays in the availability or stability of third-party technology and cancellation or redirection of engineering services projects by the Company's OEMs. There can be no assurance that similar factors will not impact future engineering services results. Further, in the past, the Company has benefited from the inclusion of cancellation fees in its engineering services agreements. There can be no assurance that the Company will continue to be able to negotiate these fees into future engineering services arrangements.

     Shifting of the Recurring License Fee Model: Over the past several quarters, the Company's recurring licensing fee model has shifted from per unit royalties paid upon OEM shipment of product to a revenue structure that includes more revenues associated with guaranteed quarterly minimum royalties and sales of block licenses. Although the new royalty model benefits the Company's cash flows and minimize the Company's risk associated with a unexpected decreases in demand for customer products, the Company's revenues could fluctuate significantly from quarter to quarter as the number and value of new royalty commitments changes.

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

     Receivables: The Company's net trade accounts receivable balance at October 31, 1999 has increased by $4.1 million, or 41%, over the balance at January 31, 1999. As a result of the increase in trade accounts receivable, the Company's days-sales-outstanding has also increased. The increase in the current nine month period was the result of increased recurring licensing revenues, the shift towards the SDK model and the timing of Japanese collections. Much of the growth in the Company's revenues has been fostered by strong recurring licensing fees, which are not contractually possible to collect prior to the end of a quarter. The shift towards the SDK model has generated lump-sum license fees that are billed at the time of delivery. Finally, the Company has noted a trend of slow collections from one of its major Japanese customers. An increase in accounts receivable has a negative impact on operating cash and poses inherent collection risks. Although the Company feels that its accounts receivable reserves are adequate at October 31, 1999, there can be no assurance regarding this assertion. Subsequent to the quarter end, the Company collected a $1.3 million cancellation fee, which also contributed to the current period receivable balance.

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

     The Year 2000 Issue: As is true for most companies, Peerless faces risks arising from the year 2000 issue. Peerless faces risks primarily in the following areas: 1) systems used by Peerless to run its business including information systems, equipment and facilities; 2) systems used by Peerless' suppliers; 3) potential warranty or other claims from Peerless' OEMs; and 4) potential for reduced spending by businesses as a result of significant information systems spending on year 2000 remediation. Peerless continues to evaluate and mitigate its exposure in these areas where appropriate.

     Equipment and Facilities: Peerless' operations are conducted predominantly in El Segundo, CA and Redwood City, CA and to a significantly lesser extent in Tokyo, Japan. Contingency plans for critical business operations are in place at all locations. Additionally, Peerless has evaluated year 2000 readiness of its mission-critical equipment and facilities. The Company is in the final stages of contacting its key suppliers to ascertain year 2000 compliance of the products and services used by the company. The Company does not anticipate any internal disruption that could adversely affect its results of operations or financial condition. Currently, the Company believes all internal systems and facilities are compliant, but will continue assurance testing through the end of year.

     Key Suppliers: Peerless has contacted its mission-critical suppliers of products and services to determine that the suppliers' operations, and the products and services they provide are year 2000 ready. Since Peerless has not received notice of full compliance from all of its suppliers, confirmation of the year 2000 readiness of these key suppliers will continue throughout the remainder of 1999. If one or more key suppliers fails to address the year 2000 issue adequately for the products or services they provide to Peerless, some critical material, products or services may not be delivered in a timely manner, which could adversely affect Peerless' results of operations or financial condition. Because of the quality and size of Peerless' OEM and strategic partner base, Peerless expects each will be ready for year 2000 by the end of the calendar year.

     Customers: From the information received to date, Peerless believes that the products currently offered by its OEMs are year 2000 ready. However, Peerless is uncertain that its overseas customers are sufficiently compliant to minimize disruptions to their and consequently to Peerless' business. Despite Peerless' confidence in its OEMs, severe disruptions overseas because of year 2000 unpreparedness on the parts of OEMs, could cause sales disruptions, administrative hurdles and consequently difficulties in both the sales and reporting of Peerless' segment of their businesses. Contingency plans will continue to be refined as Peerless learns more about the preparations and potential exposure of its customers to year 2000 disruptions.

     Costs to Address Year 2000 Issues: Costs to be applied to year 2000 include hardware, software, and implementation costs for internal work and are not expected to exceed $400,000. Through November 30, 1999, Peerless has incurred approximately $300,000 in costs associated with the Y2K issue, of which, $200,000 related to internal costs and $100,000 related to fixed asset upgrades and have been capitalized. The remainder of its projected year 2000 costs include: i) hardware and software upgrades or replacements primarily related to desktop systems and networking equipment; ii) consultant and contractor fees to assist in assessments and to perform remediation and integration testing; iii) a contingency for potential product upgrades or replacements; iv) a contingency for potential disruption in supplier product or service delivery or in manufacturing operations; and v) a contingency for potential unexpected costs associated with replacing or repairing systems previously considered to be year 2000 ready. Peerless has not included in the total cost estimate, any costs associated with potential year 2000 litigation exposure since these costs are not estimable. Peerless has adequate funds to pay for the expected costs of year 2000 programs. As of the end of fiscal 1999, Peerless has not deferred any significant internal information technology projects due to its year 2000 efforts.

     Other Risks: Also inherent in the Company's business are additional risks, which include but are not limited to: competition in the market for embedded imaging systems for digital document products, including internal development by OEMs; potential fluctuation in quarterly results, including factors such as the duration of contractual arrangements and product life-cycles; the Company's dependence on the success of its OEMs; risks associated with the development of products, whether such delays are within the control of the Company or not; risks associated in developing products for new and rapidly developing markets, to which the Company has directed a substantial portion of its recent development efforts; dependence on sole source providers; uncertainties regarding protection of intellectual property rights, including the potential for trademark and patent infringement litigation; dependence on key personnel; and risks associated with the Company's international business activities, which account for a substantial portion of revenues.

PART II - OTHER INFORMATION

_____________________________________________________________________________

Item 1:   Legal Proceedings
          -----------------

     In the prior quarter, Peerless gave notice that it intended to seek binding arbitration in a dispute regarding the payment of fees and cost for the services provided to that customer. The related fees have been subsequently collected. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussion of the financial impact of this matter on current period general and administrative expenses.

     The Company is currently involved in a dispute with one of its customers over the timing of a payment due to the Company associated with the sale of a Peerless source code license to the customer. The matter is currently scheduled for arbitration in December 1999. However, pending the outcome of the arbitration, this matter may require litigation for resolution. The Company has not accrued any liability associated with this dispute as management believes that the reserve for doubtful accounts at October 31, 1999 is adequate. Further, the Company has provided adequate reserves to cover the cost of resolving this matter.

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

   (b)  Reports on Form 8-K

      None

                                  SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



                          PEERLESS SYSTEMS CORPORATION



By:           /s/Edward A. Gavaldon
     -------------------------------------------        Date: November 24, 1999
                 Edward A. Gavaldon
     Chairman of the Board, President and Chief
                  Executive Officer



By:           /s/Carolyn M. Maduza
    ------------------------------------------------    Date: November 24, 1999
                 Carolyn M. Maduza
     Senior Vice President of Finance and Administration,
        Chief Financial Officer, Secretary and Treasurer
         (Principal Financial and Accounting Officer)