Form 10-K405
period 2000-01-31
PEERLESS SYSTEMS CORP
filed 2000-04-28
CIK 897893

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ---------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                Commission File Number:
    January 31, 2000                                           000-21287

                                   ---------

                          PEERLESS SYSTEMS CORPORATION
            (Exact name of registrant as specified in its charter)


          Delaware                                    95-3732595
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

     The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market on April 24, 2000 was approximately $40,021,455.

     The number of shares of Common Stock outstanding as of April 24, 2000 was 14,891,704.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain parts of the Peerless Systems Corporation Proxy Statement relating to the annual meeting of stockholders to be held on June 20, 2000 (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

================================================================================

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 which are subject to the "safe harbor" created by those sections. The forward-looking statements include, but are not limited to, statements related to industry trends and future growth in the markets for digital document products, embedded imaging systems and enterprise networks; the Company's strategies for reducing its customers' costs and time-to-market; the Company's product development efforts; the Company's efforts to secure and protect the rights to its proprietary technology; the effect of GAAP accounting pronouncements on the Company's recognition of revenues; market risk; the Company's future research and development expenditures; the availability of future rental space; the payment of dividends; and the sufficiency of the Company's capital resources. Discussions containing such forward-looking statements may be found in "Business", "Properties", "Market for Registrant's Common Equity and Related Stockholder Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. The Company disclaims any obligation to update these forward-looking statements as a result of subsequent events. The risks and uncertainties on pages 21 through 25, among other things, should be considered in evaluating the Company's prospects and future financial performance.

                          PEERLESS SYSTEMS CORPORATION

                          2000 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----
                                                      PART I

Item 1.    Business................................................................................   4
Item 2.    Properties..............................................................................  13
Item 3.    Legal Proceedings.......................................................................  13
Item 4.    Submission Of Matters To A Vote Of Security Holders.....................................  13

                                                      PART II

Item 5.    Market For The Registrant's Common Equity Related
           Stockholder Matters.....................................................................  14
Item 6.    Selected Financial Data.................................................................  15
Item 7.    Management's Discussion And Analysis Of Financial
           Condition And Results Of Operations.....................................................  16
Item 8.    Consolidated Financial Statements And Supplementary Data................................  25
Item 9.    Changes In And Disagreements With Accountants On Accounting And Financial Disclosure....  25

                                                      PART III

Item 10.    Directors And Executive Officers.......................................................  26
Item 11.    Executive Compensation.................................................................  27
Item 12.    Security Ownership Of Certain Beneficial Owners And Management.........................  27
Item 13.    Certain Relationships And Related Transactions.........................................  27

                                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules And Reports On
          Form 8-K.................................................................................  28

                                   TRADEMARKS

Memory Reduction Technology(R) (MRT), PEERLESS SYSTEMS(R), Peerless Powered(R), WINEXPRESS(R), PeerlessPrint(R) and QuickPrint(R) are registered trademarks of Peerless Systems Corporation. CPL(TM), PicturePrint(TM), Acceleprint(TM) and Synthesys(TM) are trademarks of Peerless Systems Corporation and are subjects of applications pending for registration with the United States Patent and Trademark Office. Imageworks(TM) and Webworks(TM) are trademarks of Peerless Systems Corporation. Peerless Systems (in English and Japanese Katakana), Peerless (in logo) and P (in logo) are registered service marks with the Japanese Patent Office. Peerless(TM) (in logo) and P(TM) (in logo), Peerless Systems(TM), PEERLESSPRINT and PEERLESSPAGE(TM) (all in English and Japanese Katakana), are trademarks of Peerless Systems Corporation and are subjects of applications pending for registration with the Japanese Patent Office. This Form 10-K also refers to various products and companies by their trademark names. In most, if not in all cases, their respective companies claim these designations as trademarks or registered trademarks.

PART I

Item 1 -- Business.

  Peerless Systems Corporation ("Peerless" or the "Company"), incorporated in California in 1982 and reincorporated in Delaware in September 1996, is a leading provider of software-based embedded imaging and networking systems to original equipment manufacturers ("OEMs") of digital document products.
Digital document products include monochrome and color printers, copiers, fax machines and scanners, as well as multifunction products ("MFPs") that perform a combination of these imaging functions. In order to process digital text and graphics, digital document products rely on a core set of imaging software and supporting electronics, collectively known as an embedded imaging system. Embedded networking systems supply the core software technologies to digital document products that enable them to communicate over local and wide area networks and the Internet. The Peerless Systems family of products and engineering services provide advanced embedded imaging and networking technologies that enable the Company's OEM customers and third party developers for OEM's to develop standalone and networked digital printers, copiers and MFPs quickly and cost effectively. The Company markets its solutions directly to OEM customers such as Canon, Hewlett Packard, IBM, Konica Minolta, Ricoh and Seiko Epson.

  In June 1999, the Company acquired Auco, Inc. ("Auco") a supplier of embedded networking systems. As a result of the acquisition, Auco became a wholly owned subsidiary of the Company and was subsequently renamed Peerless Systems Networking ("PSN"). PSN's low-cost integrated networking capability enables office peripheral OEMs to provide networking as a standard feature in their products. This acquisition gives Peerless the opportunity to improve its customers' time to market and product performance, including the addition of critical new capabilities such as Internet connectivity. The acquisition also brought several key new customers to the Company.

  In December 1999, the Company acquired HDE, Inc ("HDE"). HDE is a developer of embedded imaging and Internet printing products. As a result of the acquisition, HDE became a wholly owned subsidiary of the Company and was subsequently renamed Peerless Systems Imaging Products ("PSIP"). The acquisition expanded Peerless' presence in the embedded imaging and Internet printing solutions markets and added important new customers to the Company's portfolio. In conjunction with HDE's strategic relationship with Adobe, Peerless is among the leading embedded Adobe PostScript suppliers to the imaging market. Further, the Company believes that the combination of its established network software solutions and PSIP's expertise in Windows 2000 and internet technologies will put it in the forefront of networking and directory integration for networked devices.

Industry Background

  Embedded Imaging Systems

  Today's office environment is increasingly dependent on a variety of electronic imaging products such as printers, copiers, fax machines and scanners, collectively known as digital document products. These imaging products also are becoming common in the home environment. Historically, most electronic imaging products in the office environment have been stand-alone, monochrome (black-and-white) machines, dedicated to a single print, copy, fax or scan function. However, with the proliferation of personal computers and color, desktop publishing software and network computing, documents increasingly are being created, stored and transmitted digitally, thereby creating the need for digital document reproduction.

  Digital documents are becoming increasingly complex and may include digital text, line art or photographic images. In order to process and render these documents, digital document products rely upon a core set of imaging software and supporting electronics collectively known as an embedded imaging system. To date, a majority of embedded imaging systems have been developed and produced internally by digital document product manufacturers such as Hewlett-Packard ("HP"), Xerox and Canon. The Company estimates the digital document market, based in part upon data and projections provided by International Data Corporation ("IDC"), was approximately $41 billion in 1999.

  Developments in the Digital Document Products Market

  Rapid changes in technology and end-user requirements have created increased challenges for digital document product manufacturers, particularly in the area of embedded imaging systems. These changes include increased technical complexity, the increased role of networking, the emergence of MFPs and the demand for color imaging driven by the internet. As a result, OEMs are relying on outside embedded imaging systems suppliers to provide their embedded imaging system solutions.

  Increased Technical Complexity. Initially, the software written for embedded imaging systems supported only monochrome, single-function, low-resolution capabilities. This software was relatively simple and resided on a low-end 8-bit microprocessor platform. However, as technology and end-user requirements have evolved, the embedded imaging task has become significantly more complex. Today, digital imaging engines operate at resolutions of 1,200 dots per inch and greater, require the support of a variety of document handling options, operate at increased speeds and are offering high-quality color output. In addition, computers and application software create increasingly sophisticated documents that incorporate complex graphical content. The data files for these digital documents can be very large and, if left in raw form, can overwhelm the memory and processing power of the digital document product. In response, embedded imaging systems have evolved from 8-bit to 32-bit platforms that often must employ special techniques to manage large data files and minimize memory costs. Most embedded imaging systems use compression techniques to reduce the size of data files, which can result in reduced image quality. The increased complexity of digital document products, the rapid pace of technological change and the increased memory requirements have created increased challenges for digital document product manufacturers, particularly in the core areas of image processing and operating system architecture.

  Reliance on Outsourcing. In addition to the engineering challenges generated by changing technology, digital document product manufacturers are continually subject to a variety of market pressures. Competition in the marketplace, coupled with end-user demand for greater performance at reduced cost has created a growing need to reduce time-to-market and engineering costs. This increased competition is forcing digital document product manufacturers to outsource some or all imaging software and supporting electronics design to embedded imaging systems suppliers in order to include new imaging technologies and minimize development time and cost. The increased role of networking, the emergence of MFPs, the demand for color imaging and the increased technical complexity associated with products meeting these market changes has enhanced the need for OEMs to look for cost and value based outsourcing solutions. Digital output OEMs are reducing their outsourcing of traditional monochrome printer technology while growing the outsourcing of new emerging technologies. Also, OEM internal resources are focusing on the core competencies in new product systems development while leaving the quest for product differentiation to a technology outsourcing function. Additionally, there has been no established comprehensive embedded imaging system standard for the digital document product industry since it is a platform from which competitive differentiation is leveraged. However, as product market sectors converge and the complexity of imaging technology intensifies, Peerless believes digital document product manufacturers will realize significant cost and time-to-market advantages by utilizing a single open embedded imaging system standard across multiple digital document product market sectors. See "Competition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of these forward-looking statements.

  Demand for Color Imaging. Although many office computers have color displays, and the graphical content available to office users via the Internet and advanced office applications make heavy use of color, most digital document products found in today's office environment still generate monochrome output. In the 1990s, color inkjet printers were introduced into the small office/home office (SOHO) market and color laser printers were introduced into the office marketplace. In the SOHO market, most color inkjet printers are typically limited by output speeds of one or fewer pages per minute. In the office market, color laser printers have been limited by technology and unit costs that remain significantly higher than monochrome laser printers. In addition, the printing speeds for color continue to be significantly slower than monochrome laser printers. Furthermore, digital document product manufacturers are developing tandem engines, which are comprised of multiple imaging stations dedicated to individual colors used in the printing process. Although these products hold the promise of raising desktop office color printing speeds to monochrome levels of performance, cost effective embedded imaging systems that can produce high quality output from these tandem engines are limited in the market. As a result, market pressures for advanced embedding imaging systems that enable high quality and improved price/performance for both SOHO and office color products remain high. In addition, the Internet, digital cameras and scanners are creating an intensified need for photoquality color printing capabilities. Although digital document engine manufacturers have developed color hardware technology that is now capable of supporting high speed photoquality color printing, the output produced by today's digital document products, in many cases, continues to be limited by existing printing technology. A challenge also exists for embedded imaging systems as they support the transition from monochrome to color output because the simultaneous implementation of four planes of color coupled with up to 8 bits per pixel at increased resolution significantly while increasing the size of the digital document data stream. As a result, there is a need for embedded imaging systems that can support the accelerated performance requirements of high-density color output.

  Emergence of Multifunction Products. The advent of MFPs has eroded the boundaries between the previously distinct printer, copier, fax and scanner market sectors. MFPs, ranging from small home products to large office devices, offer several of these functions for significantly less cost than would otherwise be incurred by purchasing these products separately. In the copier market, the transition from analog to digital technologies is accelerating demand for mid-range and high-speed MFP devices. Each of the dominant vendors in the printer, copier and fax markets have now introduced MFPs, which have required each of them to broaden their imaging expertise. At the same time, the need for concurrent processing of multiple digital document product functions has created the need for real-time, multitasking operating system support.

  Increased Role of Networking. Within the office environment, digital document products increasingly are deployed in a networked configuration. According to projections by IDC, 79% of laser printers sold in the United States in 1996 were estimated to have been connected to enterprise networks, and this percentage is expected to increase to 83% by 2003. Because multiple local area network protocols and network operating systems are deployed in the corporate network environment, networked digital document products must support a broad array of networking technologies to maximize accessibility by various user groups. The network environment is also changing rapidly and becoming increasingly complex, with a growing requirement for remote network management that extends across local area networks, wide area networks, the enterprise IT environment and the Internet. In addition, because the majority of office digital document products are networked, the image processing intelligence may be partitioned and located anywhere within the network: at the site of document or image origination, at a server, or, as is typically the case today, inside the digital document product itself. In some instances, such as when printing to a remote location, it can be advantageous to perform image pre-processing and compression at the document origination site prior to transmission over usage-sensitive or congested facilities. In other instances, such as when printing from a graphics workstation, it can be advantageous to perform most of the image processing at the printer in order to offload a host computer that is under a heavy workload. In order to accommodate the emerging needs of the networked office environment, an optimal embedded imaging system must employ a modular architecture capable of serving and managing distributed corporate resources.

     Peerless Products And Solutions

  Peerless is a leading provider of software-based embedded imaging and networking systems for the digital document product market. The Company's technology and engineering services provide advanced embedded imaging solutions that enable the Company's OEM customers to develop digital printers, copiers and MFPs quickly and cost effectively. The Company delivers its products to its OEM customers in multiple ways: 1) licensing of the Company's standard Software Development Kit ("SDK") imaging and networking technology for the OEM's internal product development; 2) turnkey product development whereby the Company provides the technology and the additional engineering services necessary to integrate the appropriate technology into a complete embedded imaging system solution optimized to the OEM's specific requirements or 3) a co-development relationship that combines the licensing of Peerless technology with joint Peerless and OEM engineering resources.

Products and Services

The Company has designed its embedded imaging technology with a modular architecture that addresses a broad spectrum of digital document product solutions tailored to an individual OEM's requirements.

Peerless also offers its OEM customers the flexibility to selectively optimize solutions for monochrome, color, network connectivity, printer control language, and various multifunction features for this digital document produced.

  ImageWorks. ImageWorks is a complete object-based imaging system including a high-performance real-time operating system kernel, printing engine driver, object-based image processing model, graphics library, font management, hard disk management, print job management and user control panel interface. The scaleable nature of the Company's technology enables it to serve both the low cost and high performance sectors of the market. The multitasking operating system enables the Company to manage concurrent processing of digital document product tasks for the MFP marketplace. For added performance and flexibility, the Company's imaging system may be implemented to operate in a distributed fashion, allowing for portions of the imaging processing task to take place in the originating host computer, in the digital document product or elsewhere in the network. Color extensions to ImageWorks support the unique requirements of color printers.

  Page Description Languages. The Company provides OEMs with support for the most widely used and standard page description languages ("PDLs"), Adobe's(R) PostScript Software and Hewlett-Packard's Printer Control Language ("PCL").
The Company offers PeerlessPrint technology, which emulates Hewlett-Packard's PCL. The complete range of printing language products includes PeerlessPrint5E, 5C and 6. PeerlessPrint5E provides compatibility with HP's PCL 5e language utilized in their LaserJet 5P, 5Si, LJ4000 and LJ5000 laser printer products, as well as enhancements to support higher resolutions and added paper handling options. PeerlessPrint5C is designed to provide compatibility with HP's PCL 5C utilized in its Color LaserJet 4500 and high-end inkjet products. PeerlessPrint6 provides monochrome and color compatibility with HP's latest PCL 6 language. As a third-party co-developer, the Company provides an optimized, high performance integration of Adobe(R) PostScript 3 into the PeerlessPage imaging system and certification services for customers desiring to license Adobe(R) PostScript from Peerless.

  PC Software. The Company provides a complete set of PeerlessPrint drivers that optimize the printing process in the Windows 3.1, 95, 98 and the NT 4.0 environments. Windows NT 5.0 is currently under development and planned for future release.

  ASICs. The Company designs application specific integrated circuit ("ASIC") solutions for the office and SOHO sectors of the digital document product marketplace. These ASICs provide a single chip implementation of key components of its imaging software. Peerless has licensed these designs to semiconductor manufacturers, such as IBM Microelectronics, NEC and Motorola who, in turn, have the right to manufacture and sell these ASICs directly to digital document product manufacturers. The Company's QuickPrint line of imaging ASIC co-processors and integrated processors incorporate basic components of the Company's imaging system into a silicon solution to reduce controller costs and enhance overall performance. For the high performance sector of the office market, the Company offers specialized co-processors that accelerate the Peerless imaging software and incorporate controller functionality and imaging features to provide both cost savings and performance enhancements. The Company currently markets the QP 1700, QP 1800, QP 1900 and QP +401 ASICs. The QP +401 is a "system on a chip" solution which integrates the processor and co-processor on a single chip. Additionally, the Company introduced the QP 1900 family of ASICs to address tandem color engines for high-speed color printing as well as very high-speed monochrome printing.

  The 1900 introduced a new business model where Peerless designs and contracts for the manufacture and distribution of an ASIC semiconductor system. This model permits Peerless to offer an integrated solution to its OEM customers. In addition, the Company is currently selling the 1900 family of ASICs directly to its OEM customer base. Peerless Systems has entered into a distribution agreement with an effective date of December 14,

1999 with Maruban Corporation for services provided in our Japan region. A contract has been negotiated with Arrow Electronic Corporation for similar distribution services in the United States.

  Networking Technology. Peerless supports a broad array of networking protocols, allowing its OEM customers to address the majority of end-user networking requirements. To accommodate the need for remote network management of digital document products over Local Area Network ("LAN") and across wide area networks, including intranets, the Company supplies management information base ("MIB") tables that may be utilized by open industry-standard network management The PSN embedded network solution eliminates the need for a network interface card and provides low cost, high speed embedded networking solutions for cost sensitive market segments.

  Engineering Services. For those OEMs that wish to outsource the development of some or all of the embedded imaging system for a digital document product, the Company offers engineering services. This can include controller design and custom engineering for vendor-specific features that complement the Company's standard imaging technology. These services can be flexible to the OEMs needs for hourly time and material support and fixed priced quotations. Peerless supplies an excellent quality process including project management, the management of multiple suppliers, design and testing to enable the delivery of a quality proven product to meet the customers needs.

Solutions

  The Company's technology can be leveraged to provide a wide range of scaleable solutions:

  Multifunction Solution. The Company's MFP imaging solutions target high-speed copier-based MFP products lower-cost color inkjet, fax or laser-based workgroup MFP products. The higher-end solutions combine the Company's networkable imaging products with MFP-specific extensions to facilitate printing, copying, faxing and scanning in the same digital document product. The Company's solutions provide multifunction capability, but the Company does not provide stand-alone fax or copier solutions.

  Color Solution. The Company's color imaging solutions target OEM requirements for a broad range of color imaging devices. The Company's proprietary object-based imaging system reduces Central Processing Unit ("CPU") and resource requirements for printing color pages while simultaneously accelerating the document imaging process and increasing print quality.

  Monochrome Solution. The Company's monochrome solution targets are well recognized in the industry and span copiers and printers in the office environment from a few pages per minute to units approaching one hundred pages per minute.

Technology

  The Company develops unique technologies for the embedded imaging systems marketplace that provide meaningful improvements in performance, cost and time to market for Peerless' OEMs. The Company's proprietary embedded, object-based imaging system reduces the size of digital document product imaging files with virtually no loss of visual quality. This proprietary technology enables the Company's OEM customers to reduce memory cost and increase print quality and speed while eliminating or reducing the need for incremental compression technology. When optimized, this component of the embedded imaging system can provide significant cost savings and performance differentiation to digital document product manufacturers. The Company incorporates complimentary technologies, or makes its technologies compatible with third-party technologies, in order to provide its customers with a more comprehensive imaging solution.

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

  Peerless has developed a proprietary approach to the embedded imaging task. Rather than recognizing a page image as a collection of pixels, the Peerless object-based image processing technology recognizes basic imaging elements in the document, differentiating between text, line art and photographs much as the human eye does. Peerless' software then creates a display list of image objects as an intermediate representation of the document to be printed. This display list is a more concise means of representing the imaging information of the document, enabling complex imaging data to be processed more quickly and with less memory, typically without resorting to compression techniques that degrade the image. For high performance applications, the display list can be processed in real time with assistance from a Peerless-designed graphics co-processor embedded in the digital document product. Because Peerless technology can enable the page image to be processed in real time, concurrent with the transmission of the document print file, memory requirements can be reduced and performance can be enhanced. Furthermore, the image quality or resolution can be modified to accommodate limitations in the digital document product's memory, or progressively enhanced by installation of additional digital document product memory. The Company's object-based image processing technology provides more significant benefits as the image processing workload increases, which occurs with increased resolution or a transition from monochrome to color. The Company holds six patents in the United States protecting the intellectual property within certain aspects of its object-based imaging approach.

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

  Technology Partners. The Company has established relationships that permit it to offer to its customers complementary technologies through technology partners. Adobe has been a development partner with Peerless since 1992 and the relationship has grown stronger with each joint application of Peerless and Adobe technologies. On July 23, 1999, Adobe and Peerless entered into a PostScript Software Development License and Sublicense Agreement which expanded the technology application and integration of the respective technologies. Peerless has licensed (for internal development purposes) the right to use Adobe's PostScript Software to enable the company's products to be used with Adobe's PostScript Software. The Company's relationship with Adobe permits the Company to offer a convenient and optimized Adobe PostScript - enabled solution, as well as directly license PostScript to its OEM customers. With the assumption of the HDE Adobe direct licensing contract on December 6, 1999 the HDE (now
PSIP) Adobe relationship has significantly expanded the availability of Adobe embedded PostScript software business to Peerless. In addition, the Company incorporates font rasterizers into its imaging solution to enable its OEMs to license font technology from providers such as Agfa and Bitstream. The Company has also established semiconductor agreements with leading developers and manufacturers of RISC microprocessors in order to offer integrated processor and co-processor solutions. The integrated processors combine the Company's basic imaging sending functionality with an industry-standard microprocessor.

  As a result of the acquisition of Auco in June of 1999, the Company has also established a strategic partnership with Novell. The partnership covers networking and device management software licenses for imaging and storage devices across the Novell NDS server environment, which includes Novell Embedded NEST Server Software and eDirectory. The agreement enables Peerless to directly license embedded directory and network services technology for both market segments. This enables the company to bring greater functionality to all network devices beginning with digital output systems and other network devices such but not limited to storage systems.

Customers and Markets

  Customers

  Peerless markets its imaging networking technology to OEMs manufacturing digital document products for the high to medium performance sector of the office market. In addition, the Company markets its imaging technology to technology partners, which incorporate certain components of the Company's technology into integrated product offerings that are ultimately marketed to digital document OEMs. With the exception of technology partners, such as Adobe and Novell, the Company has derived substantially all of its revenues in recent years from direct sales to digital document product OEMs.

  The Company's customers that individually comprised more than 10% of the Company's total revenues for fiscal 2000 were Canon, Ricoh and Seiko Epson. Revenues from the Company's top four customers accounted for 47%, 52%, and 49% of the Company's total revenues for fiscal years 2000, 1999 and 1998, respectively. Although the Company has expanded and diversified its customer base through focused sales efforts and the acquisitions of Auco and HDE, the Company anticipates that its future revenues may be similarly concentrated with a limited number of customers. The Company's largest customers vary to some extent from year to year as product cycles end, contractual relationships expire and new products and customers emerge. Many of the engineering services and licensing arrangements with the Company's customers are provided on a project-by-project basis, are terminable with limited or no notice, and in certain instances, and, in a limited number of cases, are not governed by long-term agreements.

  Markets

  Enterprise Office Market. The office sector of the digital document product market is characterized by digital document products ranging in price from approximately $1,000 to in excess of $40,000 each. These products typically offer high performance differentiated by customized features. In many cases, digital document product manufacturers demand turnkey, customized embedded imaging solutions that include imaging software, controller design and network interface card design. As a result of these unique requirements, Peerless typically addresses the high performance sector of the digital document product market via direct OEM relationships with individual digital document product manufacturers. The Company's major customers in the office market in the fiscal year ended January 31, 2000 included Ricoh, Canon, Kyocera, Sharp and Minolta.

  The Company produces a chipset that integrates components of the Company's imaging software and semiconductor firmware. Peerless has licensed its technology to Conexant, which has the rights to manufacture and sell a chipset directly to digital document product manufacturers. Conexant is presently the Company's primary customer in the SOHO market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussion on the Company's dependence on sole source providers.

  International Markets. Revenues from customers outside the United States accounted for 72%, 64%, and 52% of the Company's total revenues for fiscal years 2000, 1999 and 1998, respectively. Further, the Company expects that sales to customers located outside the United States may increase in absolute dollars in the future. Peerless' international customers are comprised primarily of companies headquartered in Japan. These Japanese customers sell products containing Peerless' technology primarily in the North America and European marketplaces. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion on Asian markets.

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

  The Company markets directly to OEMs and through focused trade relations and branding programs. Direct OEM marketing consists of focused public relations activities and the development of sales collateral, mailers, trade show attendance and sales support. The Company focuses its time on media read by OEM customers. The Company directs its branding programs toward building the Company's brand awareness. These programs consist of public relations and Peerless product branding on its silicon and software products.


Product Development and Engineering Services

  The Company's product development activities are located at all three of the sites, namely in El Segundo, California, Redwood City, California and Kent, Washington. These activities primarily consist predominantly of new product development, enhancement of existing products, product testing and technical documentation development. The Company's engineering personnel are divided into two primary development areas: research and development, which focuses on development and enhancement of the Company's core technologies; and engineering services, which focuses on customized customer design activities.

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

Competition

  The market for embedded imaging systems for digital document products is highly competitive and characterized by continuous pressure to enhance performance, add functionality, reduce costs and accelerate the release of new products. The Company competes on the basis of technology expertise, product functionality, development time and price. The Company's technology and services primarily compete with solutions developed internally by OEMs. Virtually all of the Company's OEMs have significant investments in their existing solutions and have the substantial resources necessary to enhance existing products and to develop future products. These OEMs have or may develop competing embedded imaging systems technologies and may implement these systems into their products, thereby replacing the Company's current or proposed technologies, eliminating a need for the Company's services and products and limiting future opportunities for the Company. The Company therefore is required to persuade these OEMs to outsource the development of their embedded imaging systems and to provide products and solutions to these OEMs that cost-effectively compete favorably with their internally developed products. The Company also competes with software and engineering services provided in the digital document product marketplace by other systems suppliers to OEMs. In this regard, the Company competes with, among others, Destiny, Electronics for Imaging, Oak Technologies and Splash.

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

Employees

  As of January 31, 2000 the Company had a total of approximately 235 employees and independent contractors. None of the Company's employees is represented by a labor union, and the Company has never experienced any work stoppage. The Company considers its relations with its employees to be good.



Item 2 -- Properties.

  The Company leases its principal facilities in El Segundo, California. The operating lease, as amended, expires in March 2007. The Company also leases office space in Redwood City, California and Mountain View, California for PSN, in Covington and Kent, Washington for PSIP and in Japan. The Company believes that suitable additional facilities or alternative space will be available in the future on commercially reasonable terms as needed.


Item 3 -- Legal Proceedings.

  The Company has filed a lawsuit in January 2000 against Conexant Systems Inc., Newport Beach, CA in the Orange County Superior Court regarding the failure and refusal of Conexant to pay to the Company a portion of a Source License Fee and guaranteed royalty payments pursuant to an agreement between the parties. The Company is confident that it will prevail in this matter.

  The Company was sued by a major shareholder, the State of Wisconsin Investment Board ("SWIB") in the Court of Chancery of the State of Delaware in New Castle County in December 1999. The Company's former Chief Executive Officer, Edward A. Gavaldon, has also been named as a defendant. The complaint alleges that Peerless wrongfully influenced the passage of Proposal 2 (Increase in the Number of Shares in the Stock Option Plan) at the 1999 Annual Meeting of Shareholders and provided misleading information to SWIB. Mr. Gavaldon is alleged to have benefited wrongfully from these actions.

  SWIB seeks to nullify the shareholder approved Amendment and is asking for unspecified damages. The Company has filed an Answer and Counter-claim and believes that it will prevail in this matter.

  On March 23, 2000, a lawsuit was filed in the Alameda County Superior Court against the Company and its wholly owned subsidiary, Peerless Systems Networking, Inc. (PSN) by Howard Sidorsky, a current employee and Vice President of Marketing of PSN. Mr. Sidorsky alleges that he is entitled to a commission of not less than $630,000 for his participation in the 1999 sale to Peerless of AUCO, Inc., the predecessor of PSN. The Company has not yet responded to the complaint. The Company believes that it will prevail in this matter.


Item 4 -- Submission of Matters to a Vote of Security Holders.

  No matters were submitted to a vote of the Company's stockholders during the fourth quarter of fiscal 2000.

PART II

ITEM 5 - Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company's common stock is traded on the Nasdaq National Market under the symbol "PRLS". The table below sets forth, during the periods indicated, the high and low sales price for the Company's common stock as reported on the Nasdaq National Market.


                                          Year Ended
                  ----------------------------------------------------------
                      January 31, 2000                 January 31, 1999
                  -------------------------        -------------------------
       Quarter       High           Low               High           Low
       ---------  ----------     ----------        ----------     ----------
       First      $   11.000     $    6.000        $   21.250     $   11.000
       Second     $   13.625     $    6.750        $   24.375     $   15.500
       Third      $   15.000     $    7.500        $   21.375     $    2.813
       Fourth     $   12.875     $    4.875        $   10.875     $    6.750



     As of April 5, 2000, there were approximately 150 holders of record of the Company's common stock.


Dividend Policy

     Prior to its merger with Peerless in December 1999, PSIP, a now wholly-owned subsidiary of the Company, declared and paid a cash dividend on its common stock in the amount of $15,000 during the year ended January 31, 1998. The Company has not declared or paid any other cash dividends on its common stock during any period for which financial information is provided in this Annual Report on Form 10-K. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

ITEM 6 - Selected Financial Data

     The statement of operations data for the years ended January 31, 2000, 1999 and 1998 and the balance sheet data at January 31, 2000 and 1999, are derived from, and should be read in conjunction with, the audited consolidated financial statements and notes thereto included elsewhere in this Form 10-K. The statement of operations data for the years ended January 31, 1997 and December 31, 1995 and the balance sheet data at January 31, 1998 and 1997 and December 31, 1995 are derived from unaudited consolidated financial statements not included in this Form 10-K. The data set forth below (in thousands, except per share data) are qualified in their entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

                                                                                          Year Ended
                                                         Years Ended January 31, (1)     December 31,
                                                ---------------------------------------
                                                   2000      1999      1998      1997        1995
                                                                              (Unaudited) (Unaudited)
                                                ---------  --------  --------  --------   ----------
Statement of Operations Data:
     Net sales                                  $  42,076  $ 41,077  $ 30,958  $ 18,874   $   12,831
     Income (loss) from operations                  4,133     4,647     3,283       632       (1,140)
     Net income (loss)                              3,441     2,462     1,527     2,714       (1,398)
     Basic earnings per share                        0.25      0.19      0.12      0.38        (0.32)
     Diluted earnings per share                      0.22      0.16      0.11      0.22        (0.32)

                                                          Years Ended January 31, (1)      December 31,
                                                 ---------------------------------------
                                                    2000      1999      1998      1997         1995
                                                                    (Unaudited) (Unaudited) (Unaudited)
                                                 ---------  --------  --------   --------   ----------
Balance Sheet Data:
     Total assets                               $  52,565   $ 49,887  $ 42,829   $ 37,842   $  5,251
     Long Term Obligations                          3,165      3,703     1,367      2,617      5,238
     Redeemable preferred stock                       -          -         -          -        5,931

______________
(1) The Company changed its fiscal year end to January 31, beginning February 1, 1996.


Selected Quarterly Financial Data (Unaudited):

                                   ------------------------------------------   -----------------------------------------
                                          Year Ended January 31, 2000                  Year Ended January 31, 1999
                                   ------------------------------------------   -----------------------------------------
 Quarter                              Fourth    Third     Second     First         Fourth    Third     Second     First
                                   ------------------------------------------   -----------------------------------------
 Revenues                          $   8,224    $ 11,712  $ 11,400  $  10,740   $  10,649    $ 8,808   $ 10,344  $ 11,276
 Gross Margin                          4,322       8,491     7,914      7,376       7,304      5,190      6,926     7,175
 Gross Margin %                        52.55%      72.50%    69.42%     68.68%      68.59%     58.92%     66.96%    63.63%
 Income from operations            $  (1,485)   $  3,245  $    604  $   1,769   $   2,152    $  (704)  $  1,173  $  2,026
 Net Income                             (772)      2,294       707      1,212       1,415       (902)       518     1,431
 Net Income - Basic                    (0.05)       0.16      0.05       0.09        0.11      (0.07)      0.04      0.12
 Net Income - Diluted                  (0.05)       0.15      0.05       0.08        0.09      (0.07)      0.03      0.09

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

Highlights

     The Peerless solution is based on a combination of software and imaging ASICs, which together form a cost-effective embedded imaging system that addresses virtually all sectors of the printing market, from low-end SOHO inkjets to high end laser digital color copiers and printers. The low-cost, high-performance printers and MFPs that the Company's imaging solutions drive are increasingly replacing expensive standalone copiers and printers in corporate offices. Peerless' target markets are continuing to expand, driven by the transition from analog to digital in the copier sector, by improving price-performance, and by the broadening role of color in office printing.

     In June 1999, the Company acquired Auco, Inc. ("Auco") a supplier of embedded networking systems. The transaction was accounted for as a pooling-of-interests. As a result of the acquisition, Auco became a wholly owned subsidiary of the Company and was subsequently renamed Peerless Systems Networking ("PSN"). PSN's low-cost integrated networking capability enables office peripheral OEMs to provide networking as a standard feature in their products. This acquisition brought several key new customers to the Company and gives Peerless the opportunity to improve its customers' time to market and product performance, including the addition of critical new capabilities such as Internet connectivity. In addition, PSN is leading the Company's strategic efforts in the Network Storage area.

     In December 1999, the Company acquired HDE, Inc ("HDE"). HDE is a developer of embedded imaging and Internet printing solutions. The transaction was accounted for as a pooling-of-interests. As a result of the acquisition, HDE became a wholly owned subsidiary of the Company and was subsequently renamed Peerless Systems Imaging Products ("PSIP"). The acquisition expanded Peerless' presence in the embedded imaging and Internet printing solutions markets and added important new customers to the Company's portfolio. As a result of HDE's strategic relationship with Adobe, Peerless is now the leading embedded Adobe PostScript supplier to the imaging market. Further, the Company believes that the combination of its established network software solutions and PSIP's expertise in Windows 2000 and internet technologies will put it in the forefront of networking and directory integration for networked devices.

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

In December 1999, PSIP likewise entered into a distribution agreement with Adobe. While similar in nature to PSCs, PSIP additionally has access to Adobe Postscript source code. This enables PSIP to meet the special needs Peerless OEMs seek for product differentiation.

     Traditionally, Peerless provided ASIC (Application Specific Integrated Circuit) designs to chip foundries that manufactured and distributed the Company's ASICs to the Company's OEMs. In return, the Company received license revenue from its chip foundries. As part of the total solution being offered to its OEMs, the Company is now developing a direct distribution channel for its ASICs chips. Under this "fabless" model, Peerless will distribute ASIC chips from the foundry through a third party. The Company will be responsible for marketing and sale administration, including the billings and collections to and from its OEMs and distributors, but it is expected that the third party will be responsible for the coordination of production with the foundry, maintenance of necessary inventories and providing just-in-time delivery to OEMs and distributors. The change from licensing ASIC technology to the distribution of the actual chips will result in higher revenues but lower margin percentages due to the cost of chips and the costs of distribution and inventory maintenance by the third party. Peerless is currently finalizing an agreement with a domestic third party distributor and in December 1999 entered into an international distribution agreement with Maruban. In the interim, the Company placed its first ASIC order to the foundry in the third quarter of fiscal 2000. The Company made its first direct distribution in the first quarter of fiscal year 2001.

     Peerless continues to increase its focus and success in selling its source code development kits ("SDK"), which allow the OEMs to access Peerless' technology and perform their own customization. The development kit sales increase the OEMs commitment to Peerless' embedded imaging technology from a single point product solution to a broad product platform solution for multiple printing products.

     The Company continued to invest in research and development which, along with the recent acquisitions, resulted in an increase in both the breadth and the depth of its technical product offerings. Among other technologies, the Company is working on a 100 page per minute (PPM) SDK. Currently, the Company's highest speed software addresses a 75 PPM machine.

General

     Historically, a limited number of customers have provided a substantial portion of the Company's revenues. Therefore, new contracts or modifications and additions to existing contracts with these customers may materially impact the Company's financial position and results of operations from quarter to quarter.

     The Company's product licensing revenues are comprised of both recurring licensing revenues and one-time licensing fees for source code or SDKs. Recurring licensing revenues are derived from per unit fees paid quarterly by the Company's OEMs upon manufacturing and subsequent commercial shipment of products incorporating the Company's technology. Recurring licensing revenues are derived, to a lesser extent, from arrangements in which the Company enables third-party technology, such as solutions from Adobe, to be used with its products. The Company often requires minimum royalty commitments from certain OEMs. These commitments are generally guaranteed quarterly minimum royalty payments or block license sales, where the OEM purchases a fixed number of licenses. Payments associated with royalty commitments are generally paid in one lump sum or over four or more quarters. The Company's development licensing fees are paid by OEMs for access to the Company's SDKs, which in turn generate recurring licensing revenues if the software is incorporated into OEM products that are subsequently developed and commercially shipped.

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

Over the past several quarters, the Company has experienced a shift in its business and financial model. The Company generates revenue from its OEMs through the sale of embedded imaging solutions in either turnkey or software development kit form. Historically, OEM demand for turnkey solutions has exceeded demand for SDK solutions. In the last fiscal year, the Company experienced a shift away from turnkey solutions to the sale of SDKs, particularly for its monochrome solutions, which incorporate more mature technology. Additionally, the Company has expanded its solution offering by incorporating related embedded imaging and networking technologies licensed from third parties, which in future quarters could result in incremental SDK, services and royalty revenue streams.

     The shift to SDK sales has resulted in an increase in the products shipping, as OEMs who utilize Peerless SDKs develop and introduce multiple products. However, the shift to SDKs will subject the Company to risks associated with customer delays in funding the purchase of SDKs and starting their product development utilizing the Company's SDK solution. The Company expects to continue to provide turnkey solutions in color and MFP where the technology is certain to evolve and where the turnkey development challenge is more difficult for OEMs to assume.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's statements of operations to total revenues.

                                                                          Percentage of Total Revenues
                                                                      -----------------------------------
                                                                             Years Ended January 31,
                                                                      -----------------------------------
                                                                        2000         1999         1998
                                                                      --------     --------    ----------
          Statement of Operations Data:
              Revenues:
                  Product licensing                                         62%          52%           51%
                  Engineering services and maintenance                      38           48            49
                                                                      --------     --------    ----------
                       Total revenues                                      100          100           100
                                                                      --------     --------    ----------

              Cost of revenues:
                  Product licensing                                          2            -             -
                  Engineering services and maintenance                      31           35            34
                                                                      --------     --------    ----------
                       Total cost of revenues                               33           35            34
                                                                      --------     --------    ----------
                              Gross margin                                  67           65            66
                                                                      --------     --------    ----------

              Operating expenses:
                  Research and development                                  23           21            20
                  Sales and marketing                                       15           16            20
                  General and administrative                                14           16            15
                  Other non-recurring costs                                  5            -             -
                                                                      --------     --------    ----------
                       Total operating expenses                             57           53            55
                                                                      --------     --------    ----------
              Income from operations                                        10           12            11
              Interest income, net                                           3            3             4
                                                                      --------     --------    ----------
                 Income before income taxes                                 13           15            15
              Provision for income taxes                                     5            9            10
                                                                      --------     --------    ----------
              Net income                                                     8%           6%            5%
                                                                      ========     ========    ==========


          Comparison of Fiscal 2000 and 1999

     Fiscal 2000 revenues increased 2% over the previous year. Product licensing revenues increased 22% in the current year, however, this growth was largely offset by a 19% decline in engineering services and maintenance revenues from the previous fiscal year. Product licensing revenues increased due to an increase in the number of products shipped into the marketplace incorporating Peerless' imaging and networking technology, an increase in the market penetration of existing products, and an increase in sales of SDKs. Additionally, during fiscal 2000, the Company successfully negotiated a contract modification and extension with a major OEM resulting in the combination of a new sale and recognition of revenue previously deferred of a total of $1.0 million in product licensing fees. Current year product licensing also benefited from the sales of block licenses to OEMs and an increase in guaranteed minimum royalty commitments. Engineering services revenues declined in the current fiscal year due to a shift in OEM demand from turnkey projects to internally developed solutions based on Peerless standardized software solutions. Revenues in the current period further benefited from a one-time cancellation fee of $1.3 million arising from an OEM project that was cancelled due to external technical challenges.

     The Company's gross margin as a percentage of total revenues increased to 67% in fiscal 2000 from 65% in fiscal 1999. The increase was due to a higher percentage of licensing fees in the revenue mix. Licensing fees have relatively low costs associated with the revenues being recognized. The engineering services margins deteriorated from 27% in fiscal 1999 to 19% in fiscal 2000. The decline was attributable to additional costs associated with the completion of product deliveries for customers on fixed-fee arrangements.

     Peerless continues to invest heavily in the future by funding the research and development of new technology solutions. Research and development expenses increased 10% in the current year due to increased spending on technical solutions partially offset by research efforts expended in the prior year on test tool efforts at PSN ("Auco") that were subsequently terminated. Although research and development spending increased in the current year, the rate of growth declined significantly from the 42% growth rate in the prior year. The decline in the growth rate indicates Peerless is able to leverage off the existing base of developers and realize economies of scale.

     Although the sales and marketing expenses decreased 2% between fiscal years 2000 and 1999, the Company is still focused on the penetration of new OEM customers, attendance at industry trade shows and other opportunities to promote the Company's embedded imaging and network solutions. As a result of this effort, and the recent acquisitions of Auco and HDE, the Company added several new strategic OEMs to its customer list during fiscal 2000.

     General and administrative expense for fiscal 2000 decreased 14% from fiscal 1999. The expense decline in the current year was attributable to $275,000 in expenses associated with a fiscal year 1999 acquisition for which an agreement was not achieved. Excluding the one time-item, general and administrative expenses would have been 13% of total revenues for fiscal 2000 and 16% of total revenues for fiscal 1999.

     Other non-recurring costs of $2.3 million for fiscal 2000 represented transaction costs, consisting primarily of fees for investment bankers, attorneys, accountants, consultants, financial printing and other related charges associated with the June 1999 acquisition of Auco and the December 1999 acquisition of HDE.

     Interest income earned in fiscal years 2000 and 1999 was attributable to interest and investment income earned on cash and cash equivalents and investment balances resulting primarily from the $26.3 million in proceeds received upon the closing of the Company's initial public offering in September 1996.

     The Company's effective tax rate for fiscal 2000 is 36% compared to 59% in the prior year. The high effective rate for fiscal year 1999 was attributed to taxes associated with the business combinations.



         Comparison of Fiscal 1999 and 1998

     Fiscal 1999 revenues increased 33% over the previous year. The revenue growth was driven by a 35% increase in product licensing revenues and a 31% increase in engineering services and maintenance revenues over the prior fiscal year. Product licensing revenues increased due to an increase in the number of products shipped into the marketplace incorporating Peerless' imaging technology and an increase in the market penetration of existing products. Most of the increase in recurring license fees can be attributed to an increase in penetration in the color and multi-function markets. Adding to the product licensing revenues were strong sales of SDKs. The growth in engineering services and maintenance revenues was the direct result of an increase in the dollar value of engineering services design wins in fiscal 1999 over fiscal 1998.

     The Company's gross margin as a percentage of total revenues decreased to 65% in fiscal 1999 from 66% in fiscal 1998. Although fiscal year 1999 revenue mix included a higher percentage of licensing fees, which have relatively low costs associated with the revenues being recognized, the margin on engineering services and maintenance declined in 1999. The deterioration in the engineering services margins from 31% in fiscal 1998 to 27% in fiscal 1999 was attributable to a mid-year refocusing of the engineering services department. This change yielded a record number of product deliveries, but resulted in lower margins as additional resources were allocated to projects in process in an effort to reduce the time-to-market.

     Research and development expenses increased 42% between fiscal 1999 and 1998. The expense increases resulted primarily from a growth in the development staff headcount and the use of outside development partners. The increased funding was used for, among other things, development programs associated with the Company's color technology, multi-function technology, application specific integrated circuit ("ASIC") designs and digital photography technology.

     Sales and marketing expenses increased 6% between fiscal years 1999 and 1998. The increase reflected a growth in the sales and marketing headcount and an expanded emphasis on penetrating new OEM customers. As a result of this additional effort, the Company added several new OEMs to its customer list during fiscal 1999.

     General and administrative expense for fiscal 1999 increased 39% over fiscal 1998. The expense growth related primarily to an increase in personnel and expenses necessary to support the growth in the Company's operations, which included the formation of a corporate development department in support of the Company's strategy to acquire complementary technology.

     Interest income earned in fiscal years 1999 and 1998 was attributable to interest and investment income earned on cash and cash equivalents and investment balances.

     The Company's effective tax rate for fiscal 1999 was 59% compared to 66% in the prior year. The high effective rates for these two fiscal years is due to taxes associated with the business combinations.


Liquidity and Capital Resources

     Compared to January 31, 1999, total assets at January 31, 2000 grew 5% to $52.6 million and stockholders' equity grew 14% to $43.8 million. The Company's cash and short-term investment portfolio was $25.9 million at January 31, 2000 and the current ratio was 7:1. The Company's operations generated cash of $3.0 million during fiscal 2000 and used $488,000 during fiscal 1999.

     The Company's investing activities during the years ended January 31, 2000 and 1999 generated cash of $3.1 million and $5,000, respectively. Purchases, sales and maturities of investment securities generated net cash of $5.7 million in fiscal 2000 and $1.8 million in fiscal 1999. It is the Company's policy to invest the majority of its unused cash in low risk government and commercial debt securities. The Company has not historically purchased, nor does it expect to purchase in the future, derivative instruments or enter into hedging transactions. During the second quarter of the current fiscal year, the Company completed the expansion of its El Segundo operating facility to 56,000 square feet from 30,000 square feet in order to accommodate the growth in operations. As part of the expansion, the Company made leasehold improvements in the amount of $818,000 and $1.4 million during 2000 and 1999, respectively. During 2000 and 1999, the Company invested $1.7 million and $.5 million, respectively, in engineering development tools, computer and network system upgrades.

     Net cash provided by financing activities during fiscal years 2000 and 1999 primarily related to the issuance of common stock under the Company's employee stock purchase plan and the exercise of common stock options. The Company also generated $820,000 from the issuance of PSN preferred stock during fiscal 1999.

Risks and Uncertainties

     The following risks and uncertainties, among other things, should be considered in evaluating the Company's outlook:

     Future Growth Rate and Operating Results: The 2% revenue growth rate in fiscal 2000 did not approach the 33% level attained in fiscal 1999. Further, the Company does not expect revenue growth in the first half of fiscal 2001.

     The Company was unprofitable in the fourth quarter of fiscal 2000 and does not expect to return to a profitable level in fiscal 2001. There can be no assurance that the Company will be profitable in the future. The factors noted below may have a material adverse effect on the Company's future revenue growth and/or results of operations:

     Concentration of Revenues: During fiscal 2000, Canon, Ricoh and Seiko Epson each generated greater than 10% of the Company's revenues. In the prior fiscal year, five customers each generated more than 10% of the Company's revenues. Although recent acquisitions and sales efforts have expanded the Company's customer base, historically, a limited number of customers have provided a substantial portion of Peerless' revenues. There presently are only a limited number of customers in the digital document product market to which the Company markets its technology and services. Therefore, the ability of the Company to replace a lost customer or offset a significant decrease in the revenues from a customer may be significantly limited. A change in business from a customer providing a significant portion of the Company's revenues could have a material adverse effect on the Company's operating results. In particular, the Company's recurring license fees exert a disproportionate influence on profitability and are often dependent upon end-user demand for OEM products that embed the Company's technology.

     Shifting OEM Demand for Software Development Kits vs. Turnkey Solutions:
Over the past several quarters, the Company has experienced a shift in OEM demand from the historically prevailing requirement for a turnkey solution towards software development kits, or SDKs. Turnkey solutions require the Company to provide engineering services in order to deliver customized imaging solutions to an OEM customer, whereas OEMs that opt for an SDK solution choose to license the Company's embedded imaging technology and perform development internally using the OEM's in-house engineers. Turnkey design wins result in engineering services contracts that generate revenue for three to six quarters prior to product launch. SDK design wins result in development license revenues that are typically recognized in one quarter and are generally lower in magnitude than revenue associated with turnkey design wins prior to product launch but generate higher profitability than engineering services revenues associated with turnkey design wins. Recurring licensing revenues are generally the same for both turnkey and SDK products.

     Because the Company has experienced a shift in demand away from turnkey solutions towards SDKs, engineering services resources were re-deployed to the research and development department in recent quarters. Should this trend reverse and turnkey design wins accelerate, the Company may need to transfer resources back to engineering services. Accordingly, its results of operations could be negatively affected in the interim.

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

     Shifting of the Recurring License Fee Model: Over the past several quarters, the Company's recurring licensing fee model has shifted from per unit royalties paid upon OEM shipment of product to a revenue structure that includes more revenues associated with guaranteed quarterly minimum royalties and sales of block licenses. Although the new royalty model benefits the Company's cash flows and minimizes the Company's risk associated with unexpected decreases in demand for customer products, the Company's revenues could fluctuate significantly from quarter to quarter as the number and value of new royalty commitments changes.

     Recurring Product Licensing Reporting: The recurring product licensing revenues reported by the Company are dependent, in part, on the timing and accuracy of product sales reports received from the Company's OEM customers. These reports are provided only on a calendar quarter basis and, in any event, are subject to delay and potential revision by the OEM. Therefore, the Company is required to estimate all of the recurring product licensing revenues for the last month of each fiscal quarter and to further estimate all of its quarterly revenues from an OEM when the report from such OEM is not received in a timely manner. In the event the Company is unable to estimate such revenues accurately prior to public announcement of the Company's quarterly results, the Company may be required to adjust revenues for subsequent periods.

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

     Receivables: Although the Company's net trade accounts receivable balances remained consistent between January 31, 2000 and 1999, the Company's days sales outstanding increased significantly. Increases in future trade accounts receivable balance could be caused by increased recurring licensing revenues, the shift towards the SDK model and the timing of Japanese collections. Much of the Company's revenue growth in recent years has been fostered by strong recurring licensing fees, which are not contractually possible to collect prior to the end of a quarter. The shift towards the SDK model has generated lump-sum license fees that are billed at the time of delivery. Finally, the Company noted a trend of slow collections from one of its major Japanese customers. An increase in accounts receivable has a negative impact on operating cash and poses inherent collection risks. Although the Company feels that its accounts receivable reserves are adequate at January 31, 2000, there can be no assurance regarding this assertion.

     Seasonality: The Company believes that its business may be subject to seasonal trends. In the digital document product industry, it is not unusual for vendors to experience an increase in demand in the second calendar quarter followed by a decrease in the third quarter, as well as an increase in demand in the fourth calendar quarter followed by a significant decrease in the following quarter. Although the Company has attempted to manage this risk with the incorporation of guaranteed minimum royalty commitments, the Company's predominant shifts in the current year to SDK based revenue negatively impacted fourth quarter revenues and traditional seasonality. Additionally, the

Company's product licensing revenues may be negatively impacted by seasonality of unit shipments experienced by its OEMs.

      ASIC Chips: The Company is in the process of developing a "fabless" distribution model for the sale of ASIC chips. The Company has no direct distribution experience and will place reliance on third parties to maintain inventories to address OEM needs, manage manufacturing logistics, and distribute the product in a timely manner. Additionally, there can be no assurance that the OEMs will elect to purchase from Peerless as their distributor.

      Dependence on Sole Source Providers: Currently, the Company is dependent on four independent parties, Motorola, IBM Microelectronics, NEC and Intel, each of which provides unique application specific integrated circuits ("ASICs") incorporating the Company's imaging technology to certain of the Company's OEMs. Additionally, the Company has a set of relationships with Adobe that address many critical aspects of the Company's OEM customers' needs. The Company has licensed (for internal development purposes) from Adobe the right to use Adobe's PostScript Software to enable the Company's products to be used with Adobe's PostScript Software, has licensed to Adobe several of the Company's technologies and has developed technologies for Adobe for which the Company receives royalties and engineering services fees. These sole source providers are subject to materials shortages, excess demand, reduction in capacity and/or other factors that may disrupt the flow of goods to the Company's customers and thereby adversely affect the Company's customer relationships. Any such disruption could limit or delay production or shipment of the products incorporating the Company's technology, which could have a material adverse effect on the Company's operating results.

The Company, through its subsidiary PSN, has entered into contracts with entities and persons located in Hong Kong, which city is located in a political district of the People's Republic of China. Through these long term relationships, the Company operates at favorable cost, schedule and quality of output advantages. There can be no assurances that the political and business climates in Hong Kong will remain stable. However, should there be disruption in the aforesaid relationships, it is not expected to have a materially adverse affect on the Company, its financial condition or results of financial operations.

     Costs and Expenses: A substantial portion of the Company's costs and expenses is related to costs of engineering services and maintenance, product development, other personnel costs, marketing programs and facilities. The level of spending for such costs and expenses cannot be adjusted quickly and is based, in significant part, on the Company's expectations of future revenues and anticipated OEM commitments. As in the current fiscal year, if such commitments do not materialize or are terminated or if revenues are below expectations, the Company's quarterly and annual operating results will be adversely affected.

     Dependence on Key Personnel: The Company is largely dependent upon the skills and efforts of its senior management and other officers and key employees. The Company believes that its future success will depend in large part upon its ability to attract and retain highly skilled managerial, engineering, sales, marketing and operations personnel, many of whom are in great demand. Competition for such personnel recently has increased significantly. The Company only maintains key person life insurance policies for one executive, Mr. Au. The loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on the Company's operating results.

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

     Market Risk: The Company is exposed to various market risks including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. The Company has not been at risk from adverse changes in foreign currency exchange rates as all transactions have been denominated in U.S. dollars. The Company has not entered into derivatives or other financial instruments for trading purposes.

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

     Year 2000: The Company, its subsidiaries, and to its knowledge the Company's third party suppliers did not experience any problems associated with its defined exposure areas of its Licensed Products, their Key Transaction Processing Applications, the Company's Equipment and Facilities and with Key Suppliers during the transition to the Year 2000. During 1999, the Company spent approximately $356,000 out of a budget of $400,000 for addressing and preparing for potential Year 2000 related problems. However, as a result of the work performed previously and experience in Year 2000 to date, the Company does not foresee any problems in this area. The Company has determined to maintain a discrete observation of these potential exposure areas through Year 2000 in the ordinary course of business. There can be no assurances that such problems, should they occur, will not have a materially adverse effect on the Company, its financial condition, or results of operations.

 Future Developments

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 provides guidance for revenue recognition under certain circumstances. The Company is currently evaluating the impact of SAB 101 on its financial statements and related disclosures but does not expect such impact, if any, will be material. The accounting and disclosures prescribed by SAB 101 will be effective no later than the second fiscal quarter of the first fiscal year beginning after December 15, 1999, as amended by.


ITEM 8 - Financial Statements and Supplementary Data.

         See Index to Financial Statements on page F-1.


ITEM 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         On September 20, 1999, the registrant dismissed PricewaterhouseCoopers LLP ("PwC"), the independent accounting firm which the registrant previously engaged as the principal accounting firm to audit the registrant's financial statements. PwC's report on the registrant's consolidated financial statements for either of the past two years did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. On September 16, 1999, the Audit Committee of the registrant's Board of Directors approved the decision to dismiss PwC. During the registrant's two most recent fiscal years and the period from the end of its most recent fiscal year through the date of dismissal, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

         On September 21, 1999, the registrant engaged Ernst & Young LLP as the principal accountant to audit the registrant's consolidated financial statements. The Audit Committee of the registrant's Board of Directors approved this engagement on September 16, 1999. During the registrant's two most recent fiscal years and the period from the end of its most recent fiscal year to September 20, 1999, the registrant did not consult Ernst & Young LLP regarding either (i) the application of accounting principles to a specified transaction, either complete or proposed or (ii) the type of audit opinion that might be rendered on the registrant's consolidated financial statements.

                                   PART III

ITEM 10-- Directors and Executive Officers.

     The information required by this item, insofar as it relates to the Company's directors, will be contained under the captions "Election of Directors" and "Section 16 Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference. On April 13, 2000 Edward A. Gavaldon resigned as President, Chief Executive Officer and Chairman of the Board. The information covering his resignation will be contained in the Proxy Statement. The information relating to the Company's executive officers as of April 13, 2000 is contained in the following table:

Name                       Age              Position
----                       ---              --------
Robert G. Barrett          55               Chairman of the Board and Director
Howard J. Nellor           61               Interim President and Chief Executive Officer
Carolyn M. Maduza          43               Senior Vice President, Finance and Administration, Chief Financial
                                            Officer
Margaret Turner            36               Vice President, Engineering
Ron Davis                  52               Vice President, Sales
Adam W. Au                 43               Vice President, General Manager, Peerless Systems Networking

     Robert G. Barrett has been a longstanding member of Peerless' Board of Directors. He is the founder and a Managing Partner of Battery Ventures, a venture capital firm, and in that capacity is primarily involved in software and Internet investments. Prior to forming Battery Ventures, Mr. Barrett was involved in financing high technology companies as a commercial banker at First Chicago and an investment banker at Hayden Stone. Mr. Barrett holds a BA degree in History from Harvard College and an MBA from Harvard Business School.

     Howard J. Nellor has been a consultant to Peerless for four years and has assisted in the development and delivery process for the Company's products. Mr. Nellor's consulting work for Peerless has focused on strategic planning, business process re-engineering, and software product development. His work experience includes over 20 years with TRW, including internal management consulting assignments to define the vision and improve the performance of operating units. For the past 13 years, he has consulted for a variety of high-technology firms and health care organizations, primarily to assist in the management of crisis and turnaround situations. Mr. Nellor's experience also includes the reversal of declining sales trends and the stabilization of corporate performance in companies undergoing management changes. At a recent client engagement in the communications industry, Mr. Nellor reversed a decline in sales and rebuilt the company's management team after several key executives left the firm. He holds a Bachelors degree in Engineering and a Master's degree in Business Administration.

     Carolyn M. Maduza has served the Company as Senior Vice President of Finance and Administration and Chief Financial Officer since April 1999. Prior to joining Peerless, Ms. Maduza served for 15 months as the Senior Vice President, Chief Financial Officer and Treasurer of Smart Technologies, Inc., an enterprise software and Internet services company located in Austin, Texas. Prior to that, she served for 21 months as the Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary for Arrowsmith Technologies Inc., an enterprise software company focused on GPS-based fleet management software systems. Ms. Maduza has also served as Managing Director for MASI, Ltd., a member firm of M&A International, which provides global investment banking advisory services which includes mergers and acquisitions and corporate finance. Ms. Maduza has over nineteen years of financial and general management experience in the technology and financials services industries. Ms. Maduza received a Masters of International Management from the American Graduate School of International Management and a B.A. in Business Administration from the University of Wisconsin at Milwaukee. Ms. Maduza is a CPA in the state of Illinois.

     Margaret Turner joined Peerless as a Project Manager in 1995 and was promoted to Sr. Project Manager in January 1997. She was promoted once again to Director, Engineering Services in December 1997 and then to her most current position of VP, Engineering in February 2000. Margaret has over 15 years experience in the software technology industry with an emphasis in project management, future technologies and business group management. Margaret was employed by Easams, Ltd. from 1987 - 1995 and Software Sciences, ltd. from 1984-1987. Margaret earned her BS from the University of Nottingham, England.

     Ron Davis began with Peerless in 1996 as the Director of Strategic Planning. Ron received a promotion to Vice President of Sales & Marketing in March 1999 and then focused attention as VP of Sales effective December 1999. Prior to Peerless, Ron spent approximately 12 years at Xerox in a number of functions including program business manager, market and product planning, major account marketing and market research. Ron also worked for 3M from 1971 to 1984 in several marketing roles. Ron earned his BS in Marketing from the University on MN and an MBA from the College at St. Thomas, MN.

sales and sales management positions. Mr. Boelig received a B.A in Business Administration from the University of New Hampshire. Mr. Boelig resigned his position effective September 17, 1999.

     Adam W. Au has served as the Vice President and General Manager of Peerless Systems Networking since June 1999. Mr. Au founded Auco, Inc. in May 1994 and served as the Chairman, President and Chief Executive Officer until the Company merged with Peerless in June 1999. Prior to founding Auco, Mr. Au spent nine years at Novell, Inc. His most recent position at Novell was Group Director of the Corporate Technology Office where he was responsible for overseeing the company-wide development process and resolving corporate engineering problems. At Novell, Mr. Au also worked as Group Director of Enterprise Systems where he was responsible for developing Novell's SNA and remote access products. Mr. Au has over eighteen years of experience in the technology industry. Mr. Au received a M.S. in Computer Engineering from the University of Wisconsin at Madison.


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

                                     PART IV

ITEM 14 -- Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) Documents filed as a part of this Form 10-K:

(1) Financial Statements

Report of Ernst & Young LLP, Independent Auditors
Report of PricewaterhouseCoopers LLP, Independent Accountants
Consolidated Statements of Income
Consolidated Balance Sheets
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules:

               The following financial statement schedule of Peerless Systems Corporation is filed as part of this Report and should be read in conjunction with the Financial Statements of Peerless Systems Corporation.

Schedule                                                    Page
--------                                                    ----
II  Valuation and Qualifying Accounts                       S-1

               Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of the fiscal year ended January 31, 2000.

(c) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K.


Exhibit
Number
-------
 3.1(1)      Certificate of Incorporation of the Company.
 3.2(4)      Amended and Restated Bylaws of the Company.
 4.1         Instruments defining the rights of security holders. Reference is made to Exhibits 3.1 and 3.2.
4.2(4)       Rights Agreement, dated October 7, 1998, between the Company and
                    Norwest Bank Minnesota, N.A., as Rights Agent.
10.1(1)      Form of Indemnity Agreement.
10.2(1)(2)   1992 Stock Option Plan (the "Option Plan"), as amended.
10.3(1)(2)   1996 Equity Incentive Plan.
10.4(1)(2)   Form of Incentive Stock Option.
10.5(1)(2)   Form of Nonstatutory Stock Option.
10.6(1)(2)   1996 Employee Stock Purchase Plan.
10.7(1)      Third Party Development and License Agreement (the "Adobe Third
                    Party License"), dated September 18, 1992, between the Registrant and Adobe Systems Incorporated ("Adobe").
10.8(1)(3)   Reference Post Appendix #2 to the Adobe Third Party License, dated
                    February 11, 1993.
10.9(1)      Amendment No. 1 to the Adobe Third Party License, dated November
                    29, 1993.
10.10(1)(3)  PCL Development and License Agreement (the "PCL License"), dated
                    June 14, 1993, between the Re gistrant and Adobe. 10.11(1)(3) Amendment No. 1 to the PCL License, dated October 31, 1993.

10.12(1)(3) Letter Modification to the PCL License, dated August 5, 1994. 10.13(1)(3) Addendum No. 1 to the PCL License, dated March 31, 1995. 10.14(1)(3) Letter Modification to the PCL License, dated August 30, 1995.
10.15(1)     Lease Agreement between the Company and Continental Development
                    Corporation, dated February 6, 1992, and Addendum, dated February 6, 1992.
10.16(1)     First Amendment to Office Lease, dated December 1, 1995, between the Company and Continental Development Corporation. 10.18(1)(2) Employment Agreement with Lauren Shaw.
10.19(1)(2)  Employment Agreement with Edward Gavaldon.
10.20 (5)    Second Amendment to Office Lease, dated April 8, 1997, between the
                    Company and Continental Development Corporation.
10.21(5)     Third Amendment to Office Lease dated, December 16, 1997, between the Company and Continental Development Corporation.
10.22(6)     Fourth Amendment to Office Lease, dated April 22, 1998, between the
                    Company and Continental Development Corporation.
10.23 (7)    Agreement and Plan of reorganization and Merger by and among
                    Peerless Systems Corporation, Auco Merger Sub, and Auco, Inc. dated as of April 6, 1999.
10.24 (7)    Employment Agreement with Adam Au.
10.25        Employment Agreement with Gordon Hanson.
10.26        Maruban Supplier/Distribution Agreement, dated December 14, 1999.
10.27        Lease PSN McKelvy Family Trust (386 Main Street) Standard
                    Industrial/Commercial Single-Tenant Lease-Net, dated March 14, 1997
10.28        Lease PSN Terra Bella Inc. and Archie J. Snider dba Terra Snider
                    Joint Venture (1130 Terra Bella) Standard
                    Industrial/Commercial Single-Tenant Lease-Net, dated March 16, 2000.
10.29        Lease PSIP Kent Centennial Limited Partnership, dated January 31,
                    1996.
10.30        Lease PSIP Intrarock 1 LLC dated March 15, 2000.
23.1         Consent of Ernst & Young LLP, Independent Auditors
23.2         Consent of Independent Accountants
24.1         Power of Attorney. Reference is made to page 30.
27.1         Financial Data Schedule.
27.2         Restated Financial Data Schedule - Fiscal Year 1999 and 1998
27.3         Restated Financial Data Schedule - Quarters - Fiscal Year 2000
27.4         Restated Financial Data Schedule - Quarters - Fiscal Year 1999
-------------
(1) Previously filed in the Company's Registration Statement on Form S-1 (File No. 333-09357), as amended and incorporated herein by reference.
(2)  Management contract or compensatory plan or arrangement.
(3)  Subject to Confidential Treatment Order.
(4) Previously filed in the Company's Current Report on Form 8-K, filed October 8, 1998, and incorporated herein by reference.
(5) Previously filed in the Company's 1998 Annual Report filed on form 10-K, filed April 24, 1998, and incorporated herein by reference.
(6) Previously filed in the Company's 1999 Annual Report filed on form 10-K, filed April 26, 1999, and incorporated herein by reference.
(7) Previously filed in the Company's Registration Statement on Form S-4 (File No. 333-77049) as amended and incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of April, 2000.


                                                    PEERLESS SYSTEMS CORPORATION

                                                 By:    /s/ CAROLYN M. MADUZA
                                                    ----------------------------
                                                         Carolyn M. Maduza
                                        Senior Vice President of Finance and
                                        Administration, Chief Financial Officer,
                                        Secretary and Treasurer
                                          (duly authorized representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


      Signature                        Title                          Date
      ---------                        -----                          ----

  /s/  ROBERT G. BARRETT         Chairman of the Board,           April 25, 2000
------------------------              Director
       Robert G. Barrett


  /s/  HOWARD J. NELLOR          Interim President and Chief      April 25, 2000
-----------------------              Executive Officer
       Howard J. Nellor          (Principal Executive Officer)


  /s/  ROBERT V. ADAMS           Director                         April 25, 2000
----------------------
       Robert V. Adams


  /s/  ADAM AU                   Director                         April 25, 2000
------------------------
       Adam Au

  /s/  ROBERT L. NORTH           Director                         April 25, 2000
------------------------
       Robert L. North

                          PEERLESS SYSTEMS CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Report of Ernst & Young LLP, Independent Auditors                           F-2

Report of PricewaterhouseCoopers LLP, Independent Accountants               F-3

Consolidated Statements of Income                                           F-4

Consolidated Balance Sheets                                                 F-5

Consolidated Statements of Stockholders' Equity                             F-6

Consolidated Statements of Cash Flows                                       F-7

Notes to Consolidated Financial Statements                                  F-9

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
   of Peerless Systems Corporation

We have audited the accompanying consolidated balance sheet of Peerless Systems Corporation as of January 31, 2000 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14
(a) for the year ended January 31, 2000. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peerless Systems Corporation at January 31, 2000 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted the United States. Also, in our opinion, the related financial statement schedule for the year ended January 31, 2000, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                     ERNST & YOUNG LLP


Los Angeles, California
March 2, 2000

         REPORT OF PRICEWATERHOUSECOOPERS LLP, INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Peerless Systems Corporation

In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated balance sheet and the related consolidated statements of income, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of Peerless Systems Corporation and its subsidiaries at January 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended January 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended January 31, 1999 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The consolidated financial statements and financial statement schedule give retroactive effect to the mergers of Auco, Inc. in June 1999 and HDE, Inc. in December 1999 with Peerless Systems Corporation in transactions accounted for as poolings of interests, as described in Note 2 to the consolidated financial statements. We did not audit the financial statements of HDE, Inc. which statements reflect total assets of $1,288,000 at January 31, 1999, and total revenues of $4,429,000 and $3,834,000 for the years ended January 31, 1999 and 1998, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for HDE, Inc., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Peerless Systems Corporation for any period subsequent to January 31, 1999.

/s/ PricewaterhouseCoopers LLP

Woodland Hills, CA
March 5, 1999, except as to the pooling of interests with Auco Inc., which is as of June 10, 1999, and except as to the pooling of interests with HDE, Inc., which is as of December 20, 1999.

                         PEERLESS SYSTEMS CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)

                                                                  Years Ended January 31,
                                                            -----------------------------------
                                                             2000          1999          1998
                                                            -------       -------       -------
Revenues:
     Product licensing                                      $26,042       $21,305       $15,836
     Engineering services and maintenance                    16,034        19,772        15,122
                                                            -------       -------       -------
          Total revenues                                     42,076        41,077        30,958
                                                            -------       -------       -------
Cost of revenues:
     Product licensing                                          932           139           141
     Engineering services and maintenance                    13,041        14,343        10,404
                                                            -------       -------       -------
          Total cost of revenues                             13,973        14,482        10,545
                                                            -------       -------       -------
          Gross margin                                       28,103        26,595        20,413
                                                            -------       -------       -------
Operating expenses:
     Research and development                                 9,600         8,765         6,152
     Sales and marketing                                      6,366         6,514         6,169
     General and administrative                               5,752         6,669         4,809
     Other non-recurring costs                                2,252             -             -
                                                            -------       -------       -------
          Total operating expenses                           23,970        21,948        17,130
                                                            -------       -------       -------
Income from operations                                        4,133         4,647         3,283
Interest income, net                                          1,209         1,371         1,243
                                                            -------       -------       -------
Income before income taxes                                    5,342         6,018         4,526
Provision for income taxes                                    1,901         3,556         2,999
                                                            -------       -------       -------
          Net income                                        $ 3,441       $ 2,462       $ 1,527
                                                            =======       =======       =======

Basic earnings per share                                    $  0.25       $  0.19       $  0.12
                                                            =======       =======       =======
Diluted earnings per share                                  $  0.22       $  0.16       $  0.11
                                                            =======       =======       =======

Weighted average common shares outstanding - basic           13,890        12,682        12,316
                                                            =======       =======       =======
Weighted average common shares outstanding - diluted         15,483        15,181        14,498
                                                            =======       =======       =======

                            See accompanying notes

                         PEERLESS SYSTEMS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                            January 31,
                                                                                      ------------------------
                                                                                        2000            1999
                                                                                      -------          -------
                                      ASSETS
Current assets:
       Cash and cash equivalents                                                      $13,620          $ 6,132
       Short term investments                                                          12,329           16,158
       Trade accounts receivable, less allowance for doubtful accounts of $175
            in 2000 and 1999                                                           10,168           10,543
       Unbilled receivables                                                             2,343            2,994
       Income taxes receivable                                                             21                -
       Deferred tax asset                                                                 682            2,766
       Prepaid expenses and other current assets                                          682              639
                                                                                      -------          -------
                Total current assets                                                   39,845           39,232

Long term receivable                                                                    1,500                -
Investments                                                                             2,922            4,605
Property and equipment, net                                                             6,565            5,450
Deferred tax asset                                                                      1,050                -
Other assets                                                                              683              600
                                                                                      -------          -------
       Total assets                                                                   $52,565          $49,887
                                                                                      =======          =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                                 $ 615           $  927
       Income taxes payable                                                                 -              784
       Deferred revenue, current portion                                                  671            2,231
       Note payable to stockholder                                                          -              350
       Other current liabilities                                                        4,320            3,463
                                                                                      -------          -------
                Total current liabilities                                               5,606            7,755
Deferred tax liability                                                                      -              394
Deferred revenue                                                                            -              800
Deferred rent                                                                             366              431
Other tax liabilities                                                                   2,799            2,078
                                                                                      -------          -------
       Total liabilities                                                                8,771           11,458
                                                                                      -------          -------
   Commitments and contingencies

   Stockholders' equity:
   Common stock, $.001 par value, 30,000 shares authorized, 14,724 and 12,838
          shares issued and outstanding in 2000 and 1999, respectively                     15               13
   Additional paid-in capital                                                          47,953           39,360
   Convertible preferred stock Series A, no par value, zero and 3,250 shares authorized, zero and 3,228 shares issued and outstanding in 2000 and 1999,
     respectively                                                                           -            3,217
   Convertible preferred stock Series B, no par value, zero and 3,000 shares authorized, zero and 1,413 shares issued and outstanding in 2000 and 1999,
     respectively                                                                           -            3,520
   Deferred compensation                                                                 (123)            (188)
   Accumulated deficit                                                                 (4,051)          (7,493)
                                                                                      -------          -------
       Total stockholders' equity                                                      43,794           38,429
                                                                                      -------          -------
       Total liabilities and stockholders' equity                                     $52,565          $49,887
                                                                                      =======          =======

                            See accompanying notes

                         PEERLESS SYSTEMS CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)

                                                   Convertible         Convertible
                                                 Preferred Stock    Preferred Stock    Additional                          Total
                                Common Stock        Series A            Series B        Paid-In    Deferred    Accumu- Stockholders'
                               --------------    --------------     ----------------                            lated
                               Shares  Amount    Shares   Amount     Shares   Amount    Capital      Comp     (Deficit)    Equity
                               ------  ------    ------   ------     ------   ------    -------      ----     ---------    ------
Balances, January 31, 1997
   as previously reported      10,484   $  10         -    $    -          -    $  -    $ 37,225    $ (346)   $  (8,825)  $ 28,064
Adjustment for poolings
   of interests                 1,707       2     2,500     2,490          -       -          53         -       (2,642)       (97)
                               ------   -----    ------    ------    -------   -----   ---------    ------    ---------   --------
Balances, January 31, 1997     12,191      12     2,500     2,490          -       -      37,278      (346)     (11,467)    27,967
   Issuance of common stock        26       1         -         -          -       -         406         -            -        407
   Exercise of stock options      191       -         -         -          -       -         331         -            -        331
   Issuance of preferred
     stock Series B                 -       -         -         -        400   1,000           -         -            -      1,000
   Conversion of notes payable
     to preferred stock Series
     A and B                        -       -       728       727        685   1,700           -         -            -      2,427
   Amortization of deferred
     compensation                   -       -         -         -          -       -           -        63            -         63
   Cancellation of stock
     options granted                -       -         -         -          -       -          (8)        8            -          -
   Payment of dividends by PSIP     -       -         -         -          -       -           -         -          (15)       (15)
   Net income                       -       -         -         -          -       -           -         -        1,527      1,527
                               ------   -----    ------    ------    -------   -----   ---------    ------    ---------   --------
Balances, January 31, 1998     12,408      13     3,228     3,217      1,085   2,700      38,007      (275)      (9,955)    33,707
   Issuance of common stock        72       -         -         -          -       -         481         -            -        481
   Exercise of stock options      358       -         -         -          -       -         872         -            -        872
   Issuance of preferred
     stock Series B                 -       -         -         -        328     820           -         -            -        820
   Amortization of deferred
      compensation                  -       -         -         -          -       -           -        87            -         87
   Net income                       -       -         -         -          -       -           -         -        2,462      2,462
                               ------   -----    ------    ------    -------   -----   ---------    ------    ---------   --------
Balances, January 31, 1999     12,838      13     3,228     3,217      1,413   3,520      39,360      (188)      (7,493)    38,429
   Issuance of common stock       151       -         -         -          -       -         846         -            -        846
   Exercise of stock options      530       1         -         -          -       -         961         -            -        962
   Conversion of preferred
     stock Series A and B to
     common stock               1,200       1    (3,228)   (3,217)    (1,413) (3,520)      6,736         -            -          -
   Conversion of notes payable
     to common stock                5       -         -         -          -       -          50         -            -         50
   Acquisition adjustment           -       -         -         -          -       -           -         -            1          1
   Amortization of deferred
     compensation                   -       -         -         -          -       -           -        65            -         65
   Net income                       -       -         -         -          -       -           -         -        3,441      3,441
                               ------    -----   ------   -------    -------  ------   ---------    ------    ---------   --------
Balances, January 31, 2000     14,724    $ 15         -   $     -          -  $    -   $  47,953    $ (123)   $   (4051)  $ 43,794
                               ======    =====   ======   =======    =======  ======   =========    ======    =========   ========

                             See accompanying notes

                         PEERLESS SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                             Years Ended January 31,
                                                                                       ------------------------------------
                                                                                        2000            1999          1998
                                                                                       ------          -------      -------
Cash flows from operating activities:
       Net income                                                                      $ 3,441         $ 2,462      $ 1,527
       Adjustments to reconcile net income to net cash provided (used) by operating activities
             Depreciation and amortization                                               1,540           1,289          969
             Amortization of investment discounts and premiums                            (146)           (125)        (247)
             Amortization of deferred compensation                                          65              87           63
             Compensation expense on common stock issued to employees                       48              78            -
             Allowance for bad debt                                                         97              75            -
             Deferred taxes                                                                640            (522)       1,048
             Other                                                                           2               -           21
             Interest expense associated with convertible notes payable                      -               -          363
             Changes in operating assets and liabilities:
                 Trade accounts receivable                                                 278          (4,060)      (2,825)
                 Unbilled receivables                                                      651          (1,608)      (1,023)
                 Income taxes receivable                                                   (21)              -            -
                 Prepaid expenses and other assets                                        (192)            (23)        (717)
                 Long term receivable                                                   (1,500)              -            -
                 Accounts payable                                                         (312)           (513)         855
                 Income taxes payable                                                     (784)            334          372
                 Deferred revenue                                                       (2,360)            257       (2,147)
                 Other liabilities                                                       1,513           1,781        1,603
                                                                                       -------         -------      -------
                    Net cash provided (used) by operating activities                     2,960            (488)        (138)
                                                                                       -------         -------      -------
Cash flows from investing activities:
       Purchases of property and equipment                                              (1,742)           (483)      (1,667)
       Purchases of leasehold improvements                                                (818)         (1,357)      (1,795)
       Purchases of held-to-maturity securities                                              -               -      (24,244)
       Purchases of available-for-sale securities                                      (22,892)        (18,155)      (2,992)
       Maturities of held-to-maturity securities                                         5,500          12,000        7,000
       Proceeds from sales of available-for-sale securities                             23,050           8,000            -
       Purchase of software license                                                        (30)              -            -
                                                                                       -------         -------      -------
                    Net cash provided (used) by investing activities                     3,068               5      (23,698)
                                                                                       -------         -------      -------
Cash flows from financing activities:
       Proceeds from issuance of common stock                                              798             403          407
       Proceeds from exercise of common stock options                                      962             872          331
       Issuance of notes payable                                                             -             200          750
       Repayment of outstanding notes payable                                             (300)           (200)           -
       Issuance of preferred stock Series B                                                  -             820        1,000
       Payment of dividends                                                                  -               -          (15)
                                                                                       -------         -------      -------
                    Net cash provided by financing activities                            1,460           2,095        2,473
                                                                                       -------         -------      -------
                    Net increase (decrease) in cash and cash equivalents                 7,488           1,612      (21,363)
Cash and cash equivalents, beginning of period                                           6,132           4,520       25,883
                                                                                       -------         -------      -------
Cash and cash equivalents, end of period                                               $13,620         $ 6,132      $ 4,520
                                                                                       =======         =======      =======

                            See accompanying notes

                         PEERLESS SYSTEMS CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                (in thousands)

                                                                                    Years Ended January 31,
                                                                              ---------------------------------
                                                                               2000          1999         1998
                                                                              ------        ------       ------
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Income taxes                                                           $1,554         $2,332       $   189
                                                                             ======         ======       =======
      Interest                                                               $   15         $   34       $     1
                                                                             ======         ======       =======
Supplemental schedule of noncash investing and financing activities:
   Conversion of preferred stock Series A to common stock                    $3,217         $    -       $     -
                                                                             ======         ======       =======
   Conversion of preferred stock Series B to common stock                    $3,520         $    -       $     -
                                                                             ======         ======       =======
   Conversion of notes payable to common stock                               $   50         $    -       $     -
                                                                             ======         ======       =======
   Common stock issued to employees                                          $   48         $   78       $     -
                                                                             ======         ======       =======
   Tenant improvements paid by the Company's landlord                        $    -         $   41       $   213
                                                                             ======         ======       =======
   Cancellation of stock options granted with exercise prices
      below market on the date of grant                                      $    -         $    -       $     8
                                                                             ======         ======       =======
   Conversion of notes payable to shares of preferred
      stock Series A and B, less issuance costs of $10                       $    -         $    -       $ 2,427
                                                                             ======         ======       =======

                            See accompanying notes

                         PEERLESS SYSTEMS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (in thousands, except per share amounts)



1.   Organization and Summary of Significant Accounting Policies:

     Organization: Peerless Systems Corporation ("Peerless" or the "Company") was incorporated in the state of California in April 1982 and reincorporated in the state of Delaware in September 1996. Peerless develops and licenses software-based embedded imaging and networking systems and supporting electronic technologies and provides custom engineering services to Original Equipment Manufacturers ("OEMs") of digital document products located primarily in the United States and Japan. Digital document products include printers, copiers, fax machines, scanners and color products, as well as multifunction products that perform a combination of these imaging functions. In order to process digital text graphics, digital document products rely on a core set of imaging software and supporting electronics, collectively known as the embedded imaging system. Embedded networking systems supply the core software technologies to digital document products that enable them to communicate over local area networks and the Internet.

     Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Business Combinations: All business combinations have been accounted for under the pooling-of interests method of accounting under Accounting Principles Board Opinion No. 16. In such cases, the assets, liabilities and stockholders' equity of the acquired entities were combined with the Company's respective accounts at recorded values. Prior period financial statements have been restated to give effect to the mergers.

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

     Investments: The Company's investments at January 31, 2000 and 1999 consisted of held-to-maturity and available-for-sale U.S. government debt, state and local government debt, corporate debt, and other debt securities. Held-to-maturity securities are carried at amortized cost. Amortization of the purchase discounts and premiums is included in interest income. Available-for-sale securities are carried at fair value. Unrealized gains and losses, if material, are reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary are included in results of operations. Realized gains and losses are calculated using the specific identification method and were not material to the Company's results of operations in any period presented.

     Property and Equipment: Property and equipment are stated at cost, less accumulated depreciation. Depreciation on property and equipment is calculated using the straight-line method as follows:
          Computers and equipment          3 to 5 years
          Furniture                        10 years
          Leasehold improvements           shorter of useful life or lease term

     Maintenance and repairs are expensed as incurred, while renewals and betterments are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation, and any resulting gain or loss is included in results of operations.

     Long-Lived Assets: The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets may be impaired. To date, no such impairment has been recorded.

                         PEERLESS SYSTEMS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                   (in thousands, except per share amounts)



     Capitalization of Software Development Costs: The Company follows the working model approach to determine technological feasibility of its products. Costs that are incurred subsequent to establishing technological feasibility are immaterial and, therefore, the Company expenses all costs associated with the development of its products as such costs are incurred.

     Revenue Recognition: The Company recognizes revenues in accordance with Statement of Position 97-2 "Software Revenue Recognition" as amended by Statement of Position 98-4.

     Development license revenues from the licensing of source code or software development kits for the Company's standard products are recognized upon delivery of the software if no significant modification or customization of the software is required and collection of the resulting receivable is probable. If modification or customization is essential to the functionality of the software, development license revenues are recognized over the course of the modification work.

     The Company also enters into engineering services contracts with certain of its OEMs to provide a turnkey solution, adapting the Company's software and supporting electronics to specific OEM requirements. Revenues on such contracts are recognized over the course of the development work on a percentage-of-completion basis. Progress-to-completion under percentage-of-completion is determined based on direct costs, consisting primarily of labor and materials, expended on the arrangement. The Company provides for any anticipated losses on such contracts in the period in which such losses are first determinable. Maintenance revenues are recognized ratably over the term of the maintenance contract.

     Recurring licensing revenues are derived from per unit fees paid by the Company's customers upon manufacturing and subsequent commercial shipment of products incorporating Peerless technology. These recurring licensing revenues are recognized on a per unit basis as products are shipped commercially. In certain cases, the Company requires customers to pay minimum royalty commitments. These minimum payments are typically made in one lump sum or extend over a period of four or more quarters. The Company generally recognizes revenues associated with recurring licensing fee commitments on delivery of software, when collection of the resulting receivable is probable and when the fee is fixed and determinable. In cases where the royalty commitments are not fixed and determinable, revenue is recognized as payments become due. Further, when earned royalties exceed minimum royalty commitments, revenues are recognized on a per unit basis as products are shipped commercially.

     For fees on multiple element arrangements, values are allocated among the elements based on vendor specific evidence of fair value ("VSOE"). If VSOE does not exist, all revenue for the arrangement are deferred until the earlier of the point at which such VSOE does exist or all elements of the arrangement have been delivered. If an arrangement includes both software and service elements, a determination is made as to whether the service element can be accounted for separately as services are performed.

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

     Advertising Costs: Advertising costs are expensed as incurred in accordance with Statement of Position 93-7 "Reporting on Advertising Costs". Advertising expenses are recorded in sales and marketing expense and were immaterial to the results of operations for all periods presented.

                         PEERLESS SYSTEMS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                   (in thousands, except per share amounts)


     Income Taxes: The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting For Income Taxes." Under this method, deferred income taxes are recognized for the tax consequences in future years resulting from differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. Income tax provision is the tax payable for the period and the change during the period in net deferred income tax assets and liabilities.

     Earnings Per Share: Basic earnings per share ("basic EPS") is computed by dividing net income available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings per share ("diluted EPS") is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares include outstanding options under the company's employee stock option plan (which are included under the treasury stock method) and any outstanding convertible securities. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt. A reconciliation of basic EPS to diluted EPS is presented in
Note 10 to the Company's financial statements.

     Common Stock Options: During 1997, the Company implemented the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." This statement sets forth alternative standards of recognition of the cost of stock-based compensation and requires that the Company's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. As permitted by this statement, the Company continues to apply Accounting Principles Board Opinion
(APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations in recording compensation related to its plans. The supplemental disclosure requirements and further information related to the Company's stock option plans are presented in Note 12 to the Company's financial statements.

     Segment Reporting: The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" for the year ended January 31, 1999. SFAS No. 131 requires that companies report financial and descriptive information about operating segments and establishes disclosures about products and services, geographic areas, and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company believes that it operates in only one reportable business segment, the development and sale of embedded imaging software and related services. The Company's adoption of SFAS No. 131 did not affect the results or disclosure of segment information as the Company's management financial information provides for only one segment.

     Cash and Cash Equivalents: Cash and cash equivalents represent cash and highly liquid investments with an original maturity of three months or less.

     Reclassifications: Certain previously reported financial information has been reclassified to conform to the fiscal 2000 presentation.

                         PEERLESS SYSTEMS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                   (in thousands, except per share amounts)

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 provides guidance for revenue recognition under certain circumstances. The Company is currently evaluating the impact of SAB 101 on its financial statements and related disclosures. While the Company does not expect the impact on the financial statements and results of operations to be material, it is not known at this time what the ultimate impact will be. The accounting and disclosures prescribed by SAB 101 will be effective no later than the second fiscal quarter of the first fiscal year beginning after December 15, 1999.

2.   Business Developments:

     In June 1999, the Company completed its acquisition of Auco, Inc. ("Auco"). Auco, based in Redwood City, California, develops embedded networking technology and was privately held prior to the acquisition. As a result of the acquisition, Auco was renamed Peerless Systems Networking ("PSN") and became a wholly owned subsidiary of the Company. The Company exchanged 2,500 shares of its common stock for all outstanding shares of Auco capital stock on a fully diluted basis, and its convertible note payable. Each share of Auco was exchanged for .2585 shares of Peerless common stock.

     In December 1999, the Company completed its acquisition of HDE, Inc. ("HDE"). HDE, based in Seattle, Washington, develops embedded imaging and Internet printing solutions and was privately held prior to the acquisition. As a result of the acquisition, HDE was renamed Peerless Systems Imaging Products ("PSIP") and became a wholly owned subsidiary of the Company. The Company exchanged 890 shares of its common stock for all of the outstanding shares of HDE common stock.

     Both the Auco and HDE acquisitions qualified as tax-free exchanges and were accounted for as poolings-of-interests under Accounting Principles Board Opinion No. 16. Accordingly, the Company's financial statements have been restated to include the results of Auco and HDE for all periods presented.

     Prior to the June 1999 merger with Auco, Auco's fiscal year ended on December 31. In recording the business combination, Auco's prior period financial statements were not restated to conform to the Company's fiscal year. Accordingly, the consolidated balance sheet at January 31, 1999 combines the Peerless balance sheet at January 31, 1999 and the Auco balance sheet at December 31, 1998. The consolidated statements of income for the 1999 and 1998 fiscal years consist of Peerless' results of operations for the twelve month periods ended January 31, 1999 and 1998, respectively, and Auco's results of operations for the twelve month periods ended December 31, 1998 and 1997, respectively. Beginning in the second quarter of fiscal 2000, Auco's fiscal year end was changed to conform to Peerless' fiscal year end of January 31. Accordingly, Auco's results of operations for the month of April 1999 were excluded from the Company's consolidated operating results. Revenues and net income of Auco for April 1999 were $463 and $1, respectively, with net income reflected as an adjustment to retained earnings effective May 1, 1999.

     There were no transactions between Peerless and Auco prior to the combination. Prior to the acquisition, HDE provided engineering services to the Company. Transactions between the Company and HDE have been eliminated

                         PEERLESS SYSTEMS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                   (in thousands, except per share amounts)


in consolidation. Certain reclassifications were made to the Auco and HDE financial statements to conform to Peerless' presentations.

     The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements are as follows:

                                   (Unaudited)   (Unaudited)
                                   Nine Month    Three Month
                                  Period Ended   Period Ended        Years Ended
                                    October 31,    April 30,         January 31,
                                                                  ------------------
                                       1999           1999         1999      1998
                                     --------       --------     -------    -------
     Revenues:
         Peerless                    $31,065         $ 8,194     $32,583    $25,363
         Auco                             (A)          1,666       4,142      1,878
         HDE                           2,787             880       4,429      3,834
         Eliminations                      -               -         (77)      (117)
                                     -------         -------     -------    -------
            Combined                 $33,852         $10,740     $41,077    $30,958
                                     =======         =======     =======    =======
     Net income (loss):
         Peerless                    $ 4,178         $ 1,091     $ 4,641    $ 4,944
         Auco                             (A)            122        (863)    (2,541)
         HDE                              35              (1)     (1,316)      (876)
                                     -------         -------     -------    -------
            Combined                 $ 4,213         $ 1,212     $ 2,462    $ 1,527
                                     =======         =======     =======    =======


(A)  Included in Peerless consolidated amounts after merger in June 1999.

                         PEERLESS SYSTEMS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                   (in thousands, except per share amounts)



3.   Investments:

     Investments at January 31 consisted of the following:

                                                                     2000         1999
                                                                  ----------   ----------
Held-to-maturity securities:
     Maturities within one year:
          U.S. government debt securities                          $      -     $  5,503
                                                                   --------     --------
                    Total held-to-maturity securities                     -        5,503
                                                                   --------     --------
Available-for-sale securities:
     Maturities within one year:
          U.S. government debt securities                             1,500          979
          State and local U.S. government debt securities               830            -
          Corporate debt securities                                   9,999        4,976
          Other debt securities                                           -        2,000
                                                                   --------     --------
                                                                     12,329        7,955
                                                                   --------     --------
     Maturities after one year through five years:
          U.S. government debt securities                                 -        1,503
          State and local U.S. government debt securities               500            -
          Corporate debt securities                                       -        3,102
                                                                   --------     --------
                                                                        500        4,605
                                                                   --------     --------
     Maturities after ten years:
          U.S. government debt securities                                 -        2,700
          State and local U.S. government debt securities             2,422            -
                                                                   --------     --------
                                                                      2,422        2,700
                                                                   --------     --------
                    Total available-for-sale securities              15,251       15,260
                                                                   --------     --------
Total investments                                                  $ 15,251     $ 20,763
                                                                   ========     ========

     In February 1999, $2,700 of U.S. government securities with maturities in excess of ten years was sold and the proceeds were invested in short-term, available-for-sale securities. Accordingly, the securities have been classified as current in the 1999 balance sheet.

     The fair value of held-to-maturity securities at January 31, 2000 and 1999 approximated their carrying value (amortized cost). Unrealized gains or losses on available-for-sale securities were immaterial for all periods presented.

                         PEERLESS SYSTEMS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                   (in thousands, except per share amounts)

4.   Property and Equipment:

     Property and equipment at January 31 consisted of the following:

                                                  2000          1999
                                                --------      --------
     Computers and other equipment              $  7,129      $  5,507
     Furniture                                       473           390
     Leasehold improvements                        3,044         2,223
                                                --------      --------
                                                  10,646         8,120
     Less, accumulated depreciation               (4,081)       (2,670)
                                                --------      --------
                                                $  6,565      $  5,450
                                                ========      ========

     Depreciation for the years ended January 31, 2000, 1999 and 1998 was $1,444, $1,149 and $828, respectively.

5.   Liabilities:

     Other current liabilities consisted of the following at January 31,

                                            2000          1999
                                          -------       -------

     Accrued wages                        $ 1,675       $ 1,736
     Accrued compensated absences             895           784
     Accrued warranty costs                   289           100
     Accrued license fees                     645             -
     Other current liabilities                816           843
                                          -------       -------
                                          $ 4,320       $ 3,463
                                          =======       =======

6.   Notes Payable:

     From June 1994 through December 1994, PSN issued 10% Convertible Promissory Notes ("Convertible Notes") with an aggregate principal amount of $763 to a shareholder. The Convertible Notes were convertible, at the option of the holder, to shares of PSN stock at a specified conversion price of $1.00 of principal amount per share of PSN stock. In November 1997, the principal amount plus all accrued interest was converted into 598 shares of Convertible Preferred Stock Series A and into 165 shares of Convertible Preferred Stock Series B. (See
Note 11 for discussion of Convertible Preferred Stock).

     From December 1996 through February 1997, PSN issued 10% Convertible Notes with an aggregate principal amount of $1,300 to shareholders. The Convertible Notes had a maturity date of December 31, 1999 and were convertible, at the option of the holder, to shares of PSN stock at a specified conversion price of $2.00 of principal amount per share of PSN stock. In November 1997, the principal amount plus all accrued interest was converted into 130 shares of Convertible Preferred Stock Series A and into 520 shares of Convertible Preferred Stock Series B. (See Note 11 for discussion of Convertible Preferred Stock).

                         PEERLESS SYSTEMS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                   (in thousands, except per share amounts)

     In December 1997, PSN issued a 10% convertible note with an aggregate principal amount of $50 to a shareholder. The Convertible Note had a maturity date of December 31, 1998 and was convertible, at the option of the holder, to shares of PSN stock at a specified conversion price of $2.50 of principal amount per share of PSN stock. In June 1999, upon closing of the merger between Peerless and PSN, the Convertible Note was converted into 5 shares of Peerless common stock.

     In December 1997, PSN issued 10% Promissory Notes ("Notes") with an aggregate principal amount of $300 to shareholders. In June 1998, PSN issued Notes with an aggregate principal amount of $200 to a shareholder. As of January 31, 2000 and 1999, $0 and $300, respectively, in principal amount of the Notes was outstanding.

7.   Commitments:

     Operating Leases The Company leases its offices and certain operating equipment under operating leases that expire through 2007. The principal operating leases covering the Company's office space contain certain predetermined rent increases calculated at the inception of the lease based on the lessor's estimate of expected increases in the fair market value of the leased space. The leases do not specifically provide for renewal options.

     Future minimum rental payments under long-term operating leases are as follows:

            For the Years
          Ending January 31,
          ------------------
                2001                    $  1,289
                2002                       1,326
                2003                       1,350
                2004                       1,395
                2005                       1,226
                Thereafter                 4,196
                                        --------
                                        $ 10,782
                                        ========

     Total rental expense was $1,403, $1,313 and $1,078 for the years ended January 31, 2000, 1999 and 1998, respectively.

                         PEERLESS SYSTEMS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                   (in thousands, except per share amounts)

8.   Risks and Uncertainties:

     Concentration of Credit Risk: The Company had cash and certificates of deposit on deposit at banks at certain times throughout the year that was in excess of federally insured limits.

     The Company's credit risk in accounts receivable, which are generally not collateralized, is concentrated with customers which are OEMs of laser printers and printer peripheral technologies. The financial loss, should a customer be unable to meet its obligation to the Company, would be equal to the recorded accounts receivable. At January 31, 2000 and 1999, two and three customers collectively represented 32% and 39% of total trade accounts receivable, respectively. For the years ended January 31 the following customers, not necessarily the same from year to year, represented greater than ten percent of total revenues:

                                    2000              1999                1998
                                -------------     ------------       -------------
          Customer A            $ 7,888   19%     $ 6,664  16%       $ 5,444   18%
          Customer B              4,496   11%       5,803  14%         3,544   11%
          Customer C              4,413   10%       4,805  12%         3,216   10%
          Customer D                                4,044  10%         3,134   10%
          Customer E                                3,986  10%         3,084   10%
                                -------           -------            -------
                                $16,797   40%     $25,302  62%       $18,422   59%
                                =======           =======            =======

     Significant Estimates of Revenues: The Company's recurring product licensing revenues are dependent, in part, on the timing and accuracy of product sales reports received from the Company's OEM customers. These reports are provided only on a calendar quarter basis and, in any event, are subject to delay and potential revision by the OEM. Therefore, the Company is required to estimate all of the recurring product licensing revenues for the last month of each fiscal quarter and to further estimate all of its quarterly revenues from an OEM when the report from such OEM is not received in a timely manner. In the event the Company is unable to estimate such revenues accurately prior to reporting financial results, the Company may be required to adjust revenues for subsequent periods.

     Legal Proceedings: The Company is subject to litigation in the ordinary course of business. The Company believes that this litigation will not have a material adverse effect on the financial position, results of operations and cash flows of the Company.

     The Company filed a lawsuit in January 2000 against Conexant Systems Inc., Newport Beach, CA in the Orange County Superior Court regarding the failure and refusal of Conexant to pay to the Company a portion of a Source License Fee and guaranteed royalty payments pursuant to an agreement between the parties. Conexant has filed a cross-complaint alleging misrepresentation of facts regarding the Company's Intellectual Property. Discovery has been initiated. The Company is confident that it will prevail in this matter. The Company has not accrued any liability associated with this lawsuit, as management believes that the reserve for doubtful accounts at January 23, 2000 is adequate. The receivable has been reclassified as a long-term receivable in that management does not expect that the lawsuit will be concluded, and the balance outstanding to Peerless will be collected, within the next fiscal year.

                         PEERLESS SYSTEMS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                   (in thousands, except per share amounts)

     The Company was sued by a major shareholder, the State of Wisconsin Investment Board ("SWIB") in the Court of Chancery of the State of Delaware In New Castle County in December 1999. The Company's former Chief Executive Officer, Edward A. Gavaldon, has also been named as a defendant. The complaint alleges that Peerless wrongfully influenced the passage of a proposal to increase the number of shares in the stock option plan at the 1999 Annual Meeting of Shareholders and provided misleading information to SWIB. Mr. Gavaldon is alleged to have benefited wrongfully from these actions. SWIB seeks to nullify the shareholder approved Amendment and is asking for unspecified damages. The Company has filed an Answer and believes that it will prevail in this matter. Discovery has been undertaken, but no hearing date has been set by the Court on the matter.

9.   Income Taxes:

The income tax provision for the years ended January 31, consists of:

                                        2000       1999      1998
                                       ------     ------    ------

               Current:
                    Federal            $  232     $2,995    $1,397
                    State                  92        381       462
                    Foreign               937        702        92
                                       ------     ------    ------
                                        1,261      4,078     1,951
                                       ------     ------    ------

               Deferred:
                    Federal               365       (585)      830
                    State                 275         63       218
                                       ------     ------    ------
                                          640       (522)    1,048
                                       ------     ------    ------
                                       $1,901     $3,556    $2,999
                                       ======     ======    ======

                         PEERLESS SYSTEMS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                   (in thousands, except per share amounts)

     The foreign tax provision is comprised of foreign withholding taxes on license fees and royalty payments.

     Temporary differences at January 31 which give rise to deferred income tax assets and liabilities are as follows:

                                                           2000        1999
                                                         --------    --------
     Deferred tax assets:
          Net operating loss carryforwards               $  1,886    $  2,033
          Accrued liabilties                                  483         467
          Allowance for doubtful accounts                      69          75
          Deferred revenue                                    263       2,172
          Deferred expenses                                   133         136
          Tax credit carryforwards                            443         951
          Other                                                 1           2
                                                         --------    --------
                  Total deferred tax assets                 3,278       5,836
                                                         --------    --------
     Deferred tax liabilities:
          Property and equipment                             (409)       (355)
          State taxes                                           -         (39)
                                                         --------    --------
                  Total deferred tax liabilities             (409)       (394)
                                                         --------    --------
          Subtotal                                          2,869       5,442
     Valuation allowance                                   (1,137)     (3,070)
                                                         --------    --------
                  Net deferred income tax asset          $  1,732    $  2,372
                                                         ========    ========

     The Company periodically evaluates the sufficiency of its deferred tax asset valuation allowance, which is adjusted as deemed appropriate based on operating results. The reduction in the valuation allowance in the current year is primarily due to changes in federal income tax laws which will allow the company to utilize purchased net operating loss carry forwards acquired through business combinations.

                         PEERLESS SYSTEMS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                   (in thousands, except per share amounts)

The provision for income taxes for the years ended January 31, differs from the amount that would result from applying the federal statutory rate as follows:

                                                            2000      1999      1998
                                                           ------    ------    ------
Statutory federal income tax rate                           34.0%     34.0%     34.0%
Foreign provision                                           17.5      11.7       2.0
Nondeductible acquisition expenses                          13.8         -         -
Other nondeductible expenses                                 9.0      20.1      15.9
State tax                                                    4.7       4.7      13.4
Foreign tax and research and experimentation credits       (20.6)    (15.4)     (1.5)
Change in valuation allowance                              (31.2)      3.7      (0.7)
Other                                                        8.4       0.3       3.2
                                                           ------    ------    ------
         Provision for income taxes                         35.6%     59.1%     66.3%
                                                           ======    ======    ======

     As of January 31, 2000, the Company has net operating loss carryforwards of approximately $4,815 for federal purposes, which begin to expire in fiscal year 2001.

10.  Earnings Per Share:

     Earnings per share for the years ended January 31, is calculated as follows:

                                                         2000                         1999                        1998
                                              --------------------------  ---------------------------  -------------------------
                                               Net             Per-Share   Net              Per-Share   Net            Per-Share
                                              Income   Shares   Amount    Income    Shares    Amount   Income  Shares   Amount
                                              ------   ------   ------    ------    ------    ------   ------  ------   ------
Basic EPS
Earnings available to the common
      stockholders                            $3,441   13,890   $ 0.25    $2,462    12,682    $ 0.19   $1,527  12,316   $ 0.12
                                                                ======                        ======                    ======

Effect of Dilutive Securities
Options                                            -    1,115                  -     1,350                  -   1,481
Convertible preferred stock Series A               -      332                  -       834                  -     662
Convertible preferred stock Series B               -      146                  -       315                  -      39
                                              ------   ------             ------    ------             ------  ------

Diluted EPS
Earnings available to common
      stockholders with assumed conversions   $3,441   15,483   $ 0.22    $2,462    15,181    $ 0.16   $1,527  14,498   $ 0.11
                                              ======   ======   ======    ======    ======    ======   ======  ======   ======

     Options to purchase 970 shares of common stock at $10.13 to $23.13 per share, 629 shares of common stock at $13.50 to $22.38 per share and 157 shares of common stock at $14.63 to $18.50 per share were outstanding during the years ended January 31, 2000, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. In addition, the convertible note payable was excluded because the impact on earning per share was antidilutive.

                         PEERLESS SYSTEMS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                   (in thousands, except per share amounts)


11.  Convertible Preferred Stock:

     Prior to June 1999, PSN had authorized 10,000 shares of preferred stock, of which 3,250 were designated as Series A, 3,000 were designated as Series B and 3,750 were undesignated.

     During the year ended January 31, 1999, PSN issued 328 shares of Convertible Preferred Stock Series B at a price of $2.50 per share in exchange for $820 of cash. During 1998, PSN issued 400 shares of Convertible Preferred Stock Series B at a price of $2.50 per share in exchange for $1,000 of cash.

     In June 1999, upon closing of the merger between Peerless and PSN, all outstanding shares of Convertible Preferred Stock Series A and Convertible Preferred Stock Series B were converted into 835 and 365 shares of common stock, respectively.


12.  Stock Option and Purchase Plans:

     Nonstatutory Stock Option Program: During 1992, the Board of Directors authorized a nonstatutory stock option program for the purpose of granting options to purchase a total of 222 shares of the Company's common stock to employees. The Board of Directors reduced the number of shares authorized to 133 during 1994. Options vested annually, pro rata over a five-year period, retroactive to the date of hire for each recipient. No options were outstanding and no additional options were authorized under this plan in 2000.

     The following represents option activity for the years ended January 31 under the nonstatutory option plan:

                                                                     1999                               1998
                                                         --------------------------         ---------------------------
                                                                          Weighted                            Weighted
                                                                           Average                             Average
                                                                          Per Share                           Per Share
                                                         Number of        Exercise          Number of         Exercise
                                                          Options           Price            Options            Price
                                                          -------         ---------          -------          ---------
               Options outstanding at beginning of year         2           $ 0.20                22            $ 0.50
               Options exercised                               (2)          $ 0.20               (20)           $ 0.53
               Options forfeited                                -                                  -
                                                          -------                            -------
               Options outstanding at year-end                  -                                  2            $ 0.20
                                                          =======                            =======
               Options exercisable at year-end                  -                                  2            $ 0.20
                                                          =======                            =======
               Options available for future grant               -
                                                          =======

                         PEERLESS SYSTEMS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                   (in thousands, except per share amounts)

     1992 Stock Option Plan: During 1992, the Board of Directors authorized the 1992 Stock Option Plan for the purpose of granting options to purchase the Company's common stock to employees, directors and consultants. The Board of Directors determines the form, term, option price and conditions under which each option becomes exercisable. Options to purchase a total of 1,055 shares of common stock have been authorized by the Board under this plan.

     The following represents option activity for the years ended January 31 under the 1992 Stock Option Plan:

                                                                   2000                     1999                   1998
                                                         ------------------------  ----------------------  --------------------
                                                                        Weighted                Weighted              Weighted
                                                                         Average                 Average               Average
                                                                        Per Share               Per Share             Per Share
                                                          Number of     Exercise   Number of    Exercise   Number of  Exercise
                                                           Options        Price     Options       Price     Options     Price
                                                        -------------   ---------  ---------    ---------  ---------  ---------
Options outstanding at beginning of year                          444    $  1.39       683       $  1.33       810     $  1.36
Options granted                                                     -                    -                       -
Options exercised                                                (277)   $  1.42      (202)      $  1.42      (120)    $  1.07
Options forfeited                                                  (3)   $  1.61       (37)      $  1.41        (7)    $  1.02
                                                        -------------              ---------               ---------
Options outstanding at year-end                                   164    $  1.44       444       $  1.43       683     $  1.41
                                                        =============              =========               =========
Options exercisable at year-end                                   158    $  1.40       393       $  1.39       340     $  1.33
                                                        =============              =========               =========
Options available for future grant                                  -
                                                        =============
Weighted average remaining contractual
      life in years                                               4.9
                                                        =============
Range of per share exercise prices for
      options outstanding at year-end                   $0.53 - $1.65
                                                        =============

     Incentive Plan: In May 1996, the Board adopted the Company's 1996 Stock Option Plan. The Company's 1996 Equity Incentive Plan (the "Incentive Plan") was adopted by the Board of Directors in July 1996 as an amendment and restatement of the Company's 1996 Plan. At that time, the Board had authorized and reserved an aggregate of 1,267 shares of common stock for issuance under the Incentive Plan. In June 1998, 1,200 additional shares of common stock were authorized and reserved for issuance under the Incentive Plan.

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

     During 1994, the PSN Board of Directors authorized the 1994 Stock Option Plan. The terms and conditions of this plan were generally the same as those of the Peerless Incentive Plan except options issued under the PSN plan were exercisable immediately subject to repurchase rights held by PSN. In June 1999, upon completion of the merger between Peerless and PSN, the PSN options were converted to options under the Company's Incentive Plan.

                         PEERLESS SYSTEMS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                   (in thousands, except per share amounts)


     The following represents consolidated option activity under the Incentive Plan for the years ended January 31:

                                                                   2000                     1999                   1998
                                                         ------------------------  ----------------------  --------------------
                                                                        Weighted                Weighted              Weighted
                                                                         Average                 Average               Average
                                                                        Per Share               Per Share             Per Share
                                                          Number of     Exercise   Number of    Exercise   Number of  Exercise
                                                           Options        Price     Options       Price     Options     Price
                                                        -------------   ---------  ---------    ---------  ---------  ---------
Options outstanding at beginning of year                      1,884     $    7.67     1,256     $    5.67    1,025    $    3.27
Option grants                                                 1,180     $   10.09     1,098     $    8.95      417    $    9.11
Options exercised                                              (253)    $    2.33      (129)    $    4.20      (51)   $    3.17
Options forfeited                                              (474)    $    9.34      (341)    $    4.96     (135)   $    2.73
                                                        -------------              ---------               ---------
Options outstanding at year-end                               2,337     $    8.96     1,884     $    7.67    1,256    $    5.67
                                                        =============              =========               =========
Options exercisable at year-end                                 640     $    6.87       621     $    2.87      571    $    1.36
                                                        =============              =========               =========
Options available for future grant                              765
                                                        =============

     For various price ranges, weighted average characteristics of outstanding stock options under the Incentive Plan at January 31, 2000 were as follows:

                                                   Outstanding Options                 Exercisable Options
                                      ------------------------------------------     ------------------------
                                                       Weighted        Weighted                      Weighted
                                                       Average         Average                       Average
                                        Shares        Remaining       Per Share        Shares       Per Share
                                         Under           Life          Exercise         Under        Exercise
Range of Exercise Prices                Option         (Years)          Price          Option         Price
------------------------              ----------     -----------     -----------     ----------     ---------
$0.00 to $2.31                              299         5.6            $   0.72            227        $ 0.66
$2.32 to $4.63                              112         6.1            $   3.30             67        $ 3.30
$4.64 to $6.94                              410         6.9            $   5.28             84        $ 5.10
$6.95 to $9.25                              503         9.2            $   8.24             31        $ 8.52
$9.26 to $11.56                             128         7.8            $  10.49             38        $10.99
$11.57 to $13.88                            415         8.4            $  13.07             24        $13.26
$13.89 to $16.19                            348         7.6            $  14.18            119        $14.22
$16.20 to $18.50                             86         5.3            $  17.44             40        $17.36
$18.51 to $20.81                             10         7.6            $  19.44              3        $19.34
$20.82 to $23.13                             26         8.1            $  22.20              7        $22.28
                                      ----------                                     ----------

             Total                        2,337                                            640
                                      ==========                                     ==========

     Stock Bonuses: During both the years ended January 31, 2000 and 1999, the Company granted 5 shares of common stock as stock bonuses to certain employees. The Company recorded $48 and $78 of compensation expense related to these stock bonuses during the years ended January 31, 2000 and 1999, respectively.

     Deferred Compensation: During the year ended January 31, 1997, the Company recorded deferred compensation costs of $452 for the difference between the exercise price and the deemed fair value of the

                         PEERLESS SYSTEMS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                   (in thousands, except per share amounts)

Company's common stock at the date of grant for options issued under the Incentive Plan. Of the total deferred expense, the Company recognized $65, $87 and $63 as compensation expense during the years ended January 31, 2000, 1999 and 1998, respectively. The remaining deferred compensation expense will be amortized over the remaining vesting periods of the options.

     Employee Stock Purchase Plan: In July 1996, the Company's Board of Directors approved the Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 300 shares of the Company's common stock. Under the Purchase Plan, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following the adoption of the Purchase Plan. The offering period for any offering will be no more than 27 months. Plan offering periods have been six months since the inception of the plan. Employees are eligible to participate if they are employed by the Company or an affiliate of the Company designated by the Board of Directors and meet eligibility standards established by the Board of Directors. Employees who participate in an offering can have up to 15% of their earnings withheld pursuant to the Purchase Plan and applied, on specified dates determined by the Board of Directors, to the purchase of shares of common stock. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date or the purchase date of each offering period. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company and its affiliates. The Purchase Plan will terminate at the Board of Directors' discretion.

     During the year ended January 31, 2000, 1999 and 1998, employees purchased 146, 87 and 26 shares of common stock at weighted average per share prices of $5.48, $6.04 and $10.88, respectively.

                         PEERLESS SYSTEMS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                   (in thousands, except per share amounts)

SFAS 123: The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations to account for its stock option plans and employee stock purchase plan, and therefore does not recognize compensation expense for grants of stock options or shares sold under the Purchase Plan. Under SFAS No. 123, compensation cost would be recognized for the fair value of the employee option rights and shares sold under the employee stock purchase plan. In determining the fair value, the Company used the Black-Scholes model, assumed no dividend per year, used expected lives ranging from 2 to 10 years, expected volatility of 99.5%, 100.0% and 72.6% for the years ended January 31, 2000, 1999 and 1998, respectively, and risk free interest rate of 5.7% for the year ended January 31, 2000, rates ranging from 4.0% to 5.75% for the year ended January 31, 1999 and rates ranging from 5.75% to 7.25% for the year ended January 31, 1998. The weighted average per share fair value of options granted during the year with exercise prices equal to market price on the date of grant was $8.83, $8.81 and $10.40 per share for the years ended January 31, 2000, 1999 and 1998, respectively. There were no options granted with exercise prices below market price on the date of grant during any of the years presented. Had compensation cost for the Company's grants under stock-based compensation plans and shares sold under the Purchase Plan been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro-forma amounts indicated below for the years ended January 31:

                                                            2000              1999               1998
                                                          --------          --------            -------
              Net income as reported                      $  3,441          $  2,462            $ 1,527
                                                          ========          ========            =======
              Proforma net income (loss)                  $ (1,881)         $ (2,215)           $   149
                                                          ========          ========            =======
              Earnings per share as reported:
                     Basic                                $   0.25          $   0.19            $  0.12
                                                          ========          ========            =======
                     Diluted                              $   0.22          $   0.16            $  0.11
                                                          ========          ========            =======
              Proforma earnings (loss) per share:
                     Basic                                $  (0.14)         $ (0.17)            $  0.01
                                                          ========          ========            =======
                     Diluted                              $  (0.14)         $ (0.17)            $  0.01
                                                          ========          ========            =======

13.  Shareholder Rights Plan:

     In October 1998, the Board of Directors of the Company adopted a stockholder rights plan, as set forth in the Rights Agreement, dated as of October 7, 1998 by and between the Company and Norwest Bank Minnesota, N.A., as rights agent. Pursuant to the Rights Agreement, one Right was issued for each share of the Company's 11,037 outstanding shares of common stock as of October 15, 1998. Each of the Rights entitles the registered holder to purchase, from the Company, one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $35.50 per one one-thousandth of a share. The Rights generally will not become exercisable unless and

                         PEERLESS SYSTEMS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                   (in thousands, except per share amounts)

until, among other things, any person or group not approved by the Board of Directors acquires beneficial ownership of 15% or more of the Company's outstanding common stock or commences a tender offer or exchange offer which would result in a person or group beneficially owning 15% or more of the Company's outstanding common stock. Upon the occurrence of certain events, each holder of a Right, other than such person or group, would thereafter have the right to purchase, for the then exercise price of the Right, shares of common stock of the Company or a corporation or other entity acquiring the Company, having a value equal to two times the exercise price of the Right. The Rights are redeemable by the Company under certain circumstances at $0.01 per Right and will expire, unless earlier redeemed or extended, on October 15, 2008.

14.  Employee Savings Plans:

     The Company and PSN maintain employee savings plans that qualify under
Section 401(k) of the Internal Revenue Code (the "Code") for all of the Peerless and PSN full-time employees. The plans allow employees to make specified percentage pretax contributions up to the maximum dollar limitation prescribed by the Code. The Company has the option to contribute to both plans up to a maximum of $2,000 per employee per year. Company contributions to the Peerless plan during the years ended January 31, 2000, 1999 and 1998 were $245, $253 and $192, respectively. The Company contributed $53 to the PSN plan in 2000. No contributions were made to the PSN plan in 1999 and 1998. Subsequent to January 31, 2000, the PSN plan was terminated and merged into the Peerless plan.

     PSIP maintains a profit sharing plan for all eligible employees. Company contributions to the profit-sharing plan were $35, $35, and $49 for the years ended January 31, 2000, 1999 and 1998, respectively. Subsequent to January 31, 2000, the PSIP plan was terminated.

15.  International Operations:

     The Company's long-lived assets are located principally in the United States. The Company's revenues for the years ended January 31, which are transacted in U.S. dollars, are derived based on sales to customers in the following geographic regions:

                              2000        1999       1998
                            --------    --------   --------

      United States         $ 11,864    $ 14,633   $ 14,805
      Japan                   28,537      25,852     16,136
      Other                    1,675         592         17
                            --------    --------   --------
                            $ 42,076    $ 41,077   $ 30,958
                            ========    ========   ========

                         PEERLESS SYSTEMS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                   (in thousands, except per share amounts)

16.  Subsequent Events (Unaudited)

     On March 23, 2000, a lawsuit was filed in the Alameda County Superior Court against the Company and its wholly owned subsidiary, Peerless Systems Networking, Inc. (PSN) by Howard Sidorsky, a current employee and Vice President of Marketing of PSN. Mr Sidorsky alleges that he is entitled to a commission of not less than $630,000 for his participation in the 1999 sale to Peerless of AUCO, Inc., the predecessor of PSN. The Company has not yet responded to the complaint. The Company believes that it will prevail in this matter.

On March 16, 2000 PSN entered into an agreement to lease approximately 12,000 square feet of office space in Mountain View, California. The term of the lease agreement is seven years. The Company has guaranteed the lease commitment of PSN and has secured the first twelve months of the agreement with a $742,000 standby letter of credit, which has been secured by a certificate of deposit of a like amount. Over the next four years the value of the standby letter of credit shall be reduced to $594,000, $445,000, $297,000 and $148,000, respectively.

On March 17, 2000, PSIP entered into an agreement to lease approximately 10,000 square feet of office space in Kent, Washington. The term of the lease agreement is five years and is guaranteed by the Company.

The annual minimum rental payments under these operating leases are as follows:



              For the Years
              Ending January 31,
              ------------------
                2001                        $   562
                2002                            967
                2003                          1,005
                2004                          1,044
                2005                          1,085
              Thereafter                      2,455
                                            -------
                                            $ 7,118
                                            =======

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                (In thousands)

                                                                             Additions
                                                                             Charged
                                                              Balance at     to Costs                      Balance at
                                                              Beginning       and          Deductions         End
          Description                                         of Period      Expenses         (a)           of period
          -----------                                         ---------      --------      ----------      ----------
Year Ended January 31, 1998
Reserves deducted from assets to which they apply:
     Allowances for uncollectible accounts receivable            $  100            30          $  (30)         $  100

Year Ended January 31, 1999
Reserves deducted from assets to which they apply:
     Allowances for uncollectible accounts receivable            $  100        $  420          $ (345)         $  175

Year Ended January 31, 2000
Reserves deducted from assets to which they apply:
     Allowances for uncollectible accounts receivable            $  175        $ (248)         $  248          $  175

------


(a) Accounts written off, net of recoveries

                               INDEX TO EXHIBITS

Exhibit
Number
------
3.1(1)         Certificate of Incorporation of the Company.
3.2(4)         Amended and Restated Bylaws of the Company.
4.1            Instruments defining the rights of security holders. Reference is made to Exhibits 3.1 and 3.2.
4.2(4)         Rights Agreement, dated October 7, 1998, between the Company and
                    Norwest Bank Minnesota, N.A., as Rights Agent.
10.1(1)        Form of Indemnity Agreement.
10.2(1)(2)     1992 Stock Option Plan (the "Option Plan"), as amended.
10.3(1)(2)     1996 Equity Incentive Plan.
10.4(1)(2)     Form of Incentive Stock Option.
10.5(1)(2)     Form of Nonstatutory Stock Option.
10.6(1)(2)     1996 Employee Stock Purchase Plan.
10.7(1)        Third Party Development and License Agreement (the "Adobe Third
                    Party License"), dated September 18, 1992, between the Registrant and Adobe Systems Incorporated ("Adobe").
10.8(1)(3)     Reference Post Appendix #2 to the Adobe Third Party License,
                    dated February 11, 1993.
10.9(1)        Amendment No. 1 to the Adobe Third Party License, dated November
                    29, 1993.
10.10(1)(3)    PCL Development and License Agreement (the "PCL License"), dated
                    June 14, 1993, between the Registrant and Adobe.
10.11(1)(3)    Amendment No. 1 to the PCL License, dated October 31, 1993.
10.12(1)(3)    Letter Modification to the PCL License, dated August 5, 1994.
10.13(1)(3)    Addendum No. 1 to the PCL License, dated March 31, 1995.
10.14(1)(3)    Letter Modification to the PCL License, dated August 30, 1995.
10.15(1)       Lease Agreement between the Company and Continental Development
                    Corporation, dated February 6, 1992, and Addendum, dated February 6, 1992.
10.16(1)       First Amendment to Office Lease, dated December 1, 1995, between the Company and Continental Development Corporation.
10.18(1)(2)    Employment Agreement with Lauren Shaw.
10.19(1)(2)    Employment Agreement with Edward Gavaldon.
10.20(5)       Second Amendment to Office Lease, dated April 8, 1997, between the Company and Continental Development Corporation.
10.21(5)       Third Amendment to Office Lease dated, December 16, 1997, between the Company and Continental Development Corporation.
10.22(6)       Fourth Amendment to Office Lease, dated April 22, 1998, between the Company and Continental Development Corporation.
10.23 (7)      Agreement and Plan of reorganization and Merger by and among
                    Peerless Systems Corporation, Auco Merger Sub, and Auco, Inc., dated as of April 6, 1999.
10.24 (7)      Employment Agreement with Adam Au.
10.25          Employment Agreement with Gordon Hanson.
10.26          Maruban Supplier/Distribution Agreement, dated December 14, 1999.
10.27          Lease PSN McKelvy Family Trust (386 Main Street)
               Standard Industrial/Commmercial Single-Tenant Lease-Net, dated
                    March 14, 1997.
10.28          Lease PSN Terra Bella Inc. and Archie J. Snider dba Terra Snider
                    Joint Venture (1130 Terra Bella) Standard
                    Industrial/Commercial Single-Tenant Lease-Net, dated March 16, 2000.
10.29          Lease PSIP Kent Centennial Limited Partnership, dated January 31,
                    1996.
10.30          Lease PSIP Intrarock 1 LLC dated March 15, 2000.
23.1           Consent of Ernst & Young LLP.
23.2           Consent of PricewaterhouseCoopers LLP.
24.1           Power of Attorney. Reference is made to page 30.
27.1           Financial Data Schedule.
27.2           Restated Financial Data Schedule - Fiscal Year 1999 and 1998
27.3           Restated Financial Data Schedule - Quarters - Fiscal Year 2000
27.4           Restated Financial Data Schedule - Quarters - Fiscal Year 1999
-------------
(1) Previously filed in the Company's Registration Statement on Form S-1 (File No. 333-09357), as amended and incorporated herein by reference.

(2) Management contract or compensatory plan or arrangement.
(3) Subject to Confidential Treatment Order.
(4) Previously filed in the Company's Current Report on Form 8-K, filed October 8, 1998, and incorporated herein by reference.
(5) Previously filed in the Company's 1998 Annual Report filed on Form 10-K, filed April 24, 1998, and incorporated herein by reference.
(6) Previously filed in the Company's 1999 Annual Report filed on form 10-K, filed April 26, 1999, and incorporated herein by reference.
(7) Previously filed in the Company's Registration Statement on Form S-4 (File No. 333-77049) as amended and incorporated herein by reference.