Form 10-Q
period 2000-04-30
PEERLESS SYSTEMS CORP
filed 2000-06-14
CIK 897893

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended April 30, 2000


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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares of Common Stock outstanding as of May 15, 2000 was 14,894,543.

================================================================================

                  SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS


This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the "safe harbor" created by those sections. The forward-looking statements include, but are not limited to, statements related to industry trends and future growth in the markets for digital document products, embedded imaging systems and enterprise networks and storage; the Company's product development efforts; the effect of GAAP accounting pronouncements on the Company's recognition of revenues; the Company's future research and development; business trends; and future financial performance. Discussions containing such forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. The Company disclaims any obligation to update these forward-looking statements as a result of subsequent events. The risks and uncertainties on pages 16 through 19, among other things, should be considered in evaluating the Company's prospects and future financial performance.

                         PEERLESS SYSTEMS CORPORATION

                                     INDEX
================================================================================
PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------

Item 1:    Financial Statements                                        Page No.
           --------------------

           Consolidated Balance Sheets
            April 30, 2000 and January 31, 2000....................        4

           Consolidated Statements of Operations
            Three Month Periods Ended April 30, 2000 and 1999......        5

           Consolidated Statements of Cash Flows
            Three Month Periods Ended April 30, 2000 and 1999......        6

           Notes to Consolidated Financial Statements..............        8


Item 2:    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
            Results of Operations..................................       13
            ---------------------

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 6:    Exhibits and Reports on Form 8-K                               23
           --------------------------------

Signatures ........................................................       24

                                  TRADEMARKS

Memory Reduction Technology(R) (MRT), PEERLESS SYSTEMS(R), Peerless Powered(R), WINEXPRESS(R), PeerlessPrint(R), QuickPrint(R) and RedipS(R) are registered trademarks of Peerless Systems Corporation. CPL(TM), PicturePrint(TM), Acceleprint(TM), SPS(TM) and Synthesys(TM) are trademarks of Peerless Systems Corporation and are subjects of applications pending for registration with the United States Patent and Trademark Office. Imageworks(TM) and Webworks(TM) are trademarks of Peerless Systems Corporation. Peerless Systems (in English and Japanese Katakana), Peerless (in logo) and P (in logo) are registered service marks with the Japanese Patent Office. Peerless(TM) (in logo) and P(TM) (in logo), Peerless Systems(TM), PEERLESSPRINT and PEERLESSPAGE(TM) (all in English and Japanese Katakana), are trademarks of Peerless Systems Corporation and are subjects of applications pending for registration with the Japanese Patent Office. This Form 10-Q also refers to various products and companies by their trademark names. In most, if not in all cases, their respective companies claim these designations as trademarks or registered trademarks.

                         PEERLESS SYSTEMS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (Unaudited)

                                                                  April 30,      January 31,
                                                                     2000           2000
                                                                 -----------    -------------
                                           ASSETS

Current assets:
              Cash and cash equivalents                           $    7,591     $     13,620
              Short term investments                                  13,107           12,329
              Restricted cash                                            742               --
              Trade accounts receivable, net                           7,909           10,168
              Unbilled receivables                                     1,088            2,343
              Income tax receivable                                    1,845               21
              Deferred tax asset                                          --              682
              Prepaid expenses and other current assets                1,254              682
                                                                 -----------    -------------
                          Total current assets                    $   33,536     $     39,845
Investments                                                            5,518            2,922
Long term receivable                                                   1,500            1,500
Property and equipment, net                                            6,555            6,565
Deferred tax asset                                                        --            1,050
Other assets                                                             794              683
                                                                 -----------    -------------
              Total assets                                        $   47,903     $     52,565
                                                                 ===========    =============

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
              Accounts payable                                    $      833     $        615
              Other current liabilities                                4,133            4,320
              Deferred revenue, current portion                        2,089              671
                                                                 -----------    -------------
                          Total current liabilities               $    7,055     $      5,606
Deferred rent                                                            366              366
Other tax liabilities                                                  2,380            2,799
                                                                 -----------    -------------
              Total liabilities                                        9,801            8,771
                                                                 -----------    -------------

Stockholders' equity:
              Common stock                                                15               15
              Additional paid-in capital                              48,464           47,953
              Deferred compensation                                     (107)            (123)
              Accumulated deficit                                    (10,270)          (4,051)
                                                                 -----------    -------------
              Total stockholders' equity                              38,102           43,794
                                                                 -----------    -------------
              Total liabilities and stockholders' equity          $   47,903     $     52,565
                                                                 ===========    =============

                            See accompanying notes

                         PEERLESS SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (Unaudited)

                                                     Three Months Ended
                                                        April 30,
                                                   ----------------------
                                                      2000        1999
                                                   ----------  ----------
Revenues:
            Product licensing                      $  1,773    $  5,941
            Engineering services and maintenance      2,614       4,799
                                                   --------    --------
                        Total revenue                 4,387      10,740
                                                   --------    --------

Cost of revenues:
            Product licensing                            30          55
            Engineering services and maintenance      3,313       3,309
                                                   --------    --------
                        Total cost of revenues        3,343       3,364
                                                   --------    --------
Gross margin                                          1,044       7,376
                                                   --------    --------

Operating expenses:
            Research and development                  3,563       2,221
            Sales and marketing                       1,566       1,503
            General and administrative                2,826       1,883
                                                   --------    --------
                        Total operating expenses      7,955       5,607
                                                   --------    --------
Income (loss) from operations                        (6,911)      1,769
Interest income, net                                    256         302
                                                   --------    --------
Income (loss) before income taxes                    (6,655)      2,071
Provision for income taxes                             (436)        859
                                                   --------    --------
                        Net income (loss)          $ (6,219)   $  1,212
                                                   ========    ========

Basic earnings per share                           $  (0.42)   $   0.09
                                                   ========    ========

Diluted earnings per share                         $  (0.42)   $   0.08
                                                   ========    ========

Weighted average common shares
     outstanding - basic                             14,782      12,909
                                                   ========    ========

Weighted average common shares
      outstanding - diluted                          14,782      15,198
                                                   ========    ========

                            See accompanying notes

                         PEERLESS SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                                 Three Months Ended
                                                                                      April 30,
                                                                               ----------------------
                                                                                  2000        1999
                                                                               ----------  ----------
Cash flows from operating activities:
     Net (loss) income                                                         $ (6,219)   $  1,212
     Adjustments to reconcile net income to net cash provided by operating activities:
               Depreciation and amortization                                        477         350
               Amortization of investment discounts and premiums                     (3)        (26)
               Amortization of deferred compensation                                 16          16
               Severance expense for option amendment                               245           -
               Deferred taxes                                                     1,732           -
               Changes in operating assets and liabilities:
                   Restricted cash                                                 (742)          -
                   Trade accounts receivable                                      2,259       3,823
                   Unbilled receivables                                           1,255      (1,150)
                   Income taxes receivable                                       (2,283)          -
                   Prepaid expenses and other current assets                       (572)       (284)
                   Other assets                                                    (111)       (147)
                   Accounts payable                                                 218         552
                   Other current liabilities                                       (187)       (550)
                   Deferred rent                                                      -         (27)
                   Deferred tax liability                                            40         410
                   Deferred revenue                                               1,418        (112)
                                                                              ---------    --------
                        Net cash (used) provided by operating activities         (2,457)      4,067
                                                                              ---------    --------

Cash flows from investing activities:
     Purchases of property and equipment                                           (467)       (587)
     Purchases of leasehold improvements                                              -        (454)
     Purchases of available-for-sale securities                                 (10,121)     (8,301)
     Proceeds from held-to-maturity securities                                        -       1,500
     Proceeds from available-for-sale securities                                  6,750       8,600
                                                                              ---------    --------
                        Net cash (used) provided by investing activities         (3,838)        758
                                                                              ---------    --------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                         225         420
     Proceeds from exercise of common stock options                                  41         204
                                                                              ---------    --------
                        Net cash provided by financing activities                   266         624
                                                                              ---------    --------
                        Net (decrease) increase in cash and cash equivalents     (6,029)      5,449
Cash and cash equivalents, beginning of period                                   13,620       6,132
                                                                              ---------    --------
Cash and cash equivalents, end of period                                       $  7,591    $ 11,581
                                                                              =========    ========

                         PEERLESS SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                            Three Months Ended
                                                                 April 30,
                                                            ------------------
                                                             2000        1999
                                                            ------      ------
Supplemental disclosure of cash flow information:
     Cash paid during the year for:
                Income taxes                                $  333      $  652
                                                            ======      ======

                         PEERLESS SYSTEMS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (in thousands, except per share amounts)
                                  (unaudited)


1.   Basis of Presentation

The accompanying unaudited consolidated financial statements of Peerless Systems Corporation (the "Company") have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. These statements should be read in conjunction with the audited financial statements and notes thereto for the years ended January 31, 2000, 1999 and 1998 included in the Company's annual report filed on Form 10-K with the SEC on April 28, 2000. The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.

2.   Significant Accounting Policies

Financial results for this year's first fiscal quarter included an additional week due to a change in the Company's reporting cycle, which should be taken into account when analyzing the Company's results of operations.

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

Recurring licensing revenues are derived from per unit fees paid by the Company's customers upon manufacturing and subsequent commercial shipment of products incorporating Peerless technology. These recurring licensing revenues are recognized on a per unit basis as products are shipped commercially. In certain cases, the Company requires customers to pay minimum royalty commitments. These minimum payments are typically made in one lump sum or extend over a period of four or more quarters. The Company recognizes revenues associated with recurring licensing fee commitments on delivery and acceptance of software, when collection of the resulting receivable is probable and when the fee is fixed and determinable. In cases where the royalty commitments are not fixed and determinable, revenue is recognized as payments become due. Further, when earned royalties exceed minimum royalty commitments, revenues are recognized on a per unit basis as products are shipped commercially.

For fees on multiple element arrangements, values are allocated among the elements based on vendor specific objective evidence of fair value ("VSOE"). If VSOE does not exist, all revenue for the arrangement is deferred until the earliest point at which such VSOE does exist or all elements of the arrangement have been delivered. If an arrangement includes both software and service elements, a determination is made as to whether the service element can be accounted for separately as services are performed.

Deferred revenue consists of prepayments of recurring licensing royalties, and payments billed to customers in advance of revenue recognized on engineering services contracts. Unbilled receivables arise when the revenue recognized on a contract exceeds billings due to timing differences related to billing milestones as specified in the contract.

Future Developments:

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. The adoption of SFAS No. 133 will not have a material impact on the Company's results of operations, financial position or cash flows.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. The Company is currently evaluating the impact of SAB 101 on its financial statements and related disclosures. While the Company does not expect the impact on the financial statements and results of operations to be material, it is not known at this time what the ultimate impact will be. The accounting and disclosures prescribed by SAB 101 are required to be adopted by the Company for the second quarter of fiscal year 2001.

 3 Investments

   Investments consisted of the following:

                                                                       April 30,          January 31,
                                                                          2000               2000
                                                                          ----               ----
   Available-for-sale securities:

        Maturities within one year:

               U.S. government debt securities                         $          -       $       1,500
               Commercial Paper and Equivalents                               5,943                   -
               State and local U.S. government debt securities                  975                 830
               Corporate debt securities                                      6,189               9,999
                                                                       ------------       -------------
                                                                             13,107              12,329
                                                                       ------------       -------------

        Maturities after one year through five years:

               State and local U.S. government debt securities                1,654                 500
                                                                       ------------       -------------
                                                                              1,654                 500
                                                                       ------------       -------------

        Maturities after ten years:

               State and local U.S. government debt securities                3,864               2,422
                                                                       ------------       -------------
                                                                              3,864               2,422
                                                                       ------------       -------------

                           Total available-for-sale securities               18,625              15,251
                                                                       ------------       -------------

   Total Investments                                                   $     18,625       $      15,251
                                                                       ============       =============

   The fair value of securities at April 30, 2000 and January 31, 2000 approximated cost. Unrealized gains or losses on securities were immaterial for all periods presented.

4.  Earnings Per Share

Earnings per share is calculated as follows:

                                       Three Months Ended April 30,                       Three Months Ended April 30,
                                                     2000                                               1999

                                     Net                            Per-Share           Net                           Per-Share
                                    Loss             Shares           Amount          Income           Shares           Amount
                                    ----             ------           ------          ------           ------           ------
Basic EPS
Earnings available to common
     stockholders                   $ (6,219)           14,782         $ (0.42)          $ 1,212          12,909           $ 0.09

Effect of Dilutive Securities
Options                                    -                 -                                 -           2,289
                                    --------          --------                          --------        --------

Diluted EPS
Earnings available to common
     stockholders with assumed
     conversions                    $ (6,219)           14,782         $ (0.42)          $ 1,212          15,198           $ 0.08
                                    ========          ========        ========          ========        ========         ========

5.   Restricted Cash

On March 16, 2000, PSN entered into an agreement to lease approximately 12 thousand square feet of office space in Mountain View, California. The term of the lease agreement is seven years. The Company has guaranteed the lease commitment of PSN and has secured the first twelve months of the agreement with a $742 standby letter of credit, which has been secured by a certificate of deposit of a like amount. For the subsequent four years, the value of the standby letter of credit shall be reduced to $594, $445, $297 and $148, respectively.

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

Overview

The Company, founded in April 1982, is a provider of software/hardware-based embedded imaging, storage and networking systems to original equipment manufacturers of digital document products. Digital document products include monochrome and color printers, copiers, fax machines, and scanners, as well as multifunction products that perform a combination of these imaging functions. In order to process digital text and graphics, digital document products rely on a core set of imaging software, hardware and supporting electronics, collectively known as an embedded imaging system. Embedded networking systems supply the core software technologies to digital document products that enable them to communicate over local area networks and the Internet. The Peerless Systems family of products and engineering services provides advanced embedded imaging and networking technologies that enable the company's OEM customers to develop networked digital printers, copiers and multifunction products (MFPs) quickly and cost-effectively. Network Directories is a new storage technology which operates on any common network operating system. These directory services use LDAP (Lightweight Directory Access Protocol) for communication between directory servers and clients. This directory service allows users to store a vast quantity of information in an array of networked storage devices.

The Company's product licensing revenues are comprised of both recurring licensing revenues and development licensing fees for source code or software development kits (SDKs). Recurring licensing revenues are derived from per unit fees paid quarterly by the Company's OEMs upon manufacturing and subsequent commercial shipment of products incorporating the Company's technology. Recurring licensing revenues are also derived from arrangements in which the Company enables third-party technology, such as solutions from Adobe or Novell, to be used with its products. In certain cases, the Company may sell a block license, a specific quantity of licensed units, or may require the customer to pay minimum royalty commitments. Associated payments are typically made in one lump sum or extend over a period of four or more quarters. The Company's development licensing fees are paid by OEMs for access to the Company's SDKs, which in turn generate recurring licensing revenues if the Company's software is incorporated into OEM products that are subsequently developed and commercially shipped.

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

The Peerless embedded imaging solution is based on a combination of software and imaging Application Specific Integrated Circuits (ASICs), which together form a cost-effective system that addresses most sectors of the printing market, from low-end small office home office (SOHO) inkjets to high end laser digital color copiers and printers. Low-cost, high-performance printers are increasingly replacing expensive standalone copiers and printers in corporate offices. The shift to low cost devices is placing considerable pressure on the Company and its competitors to provide lower cost solutions while the OEM's themselves look to bring their efforts inhouse to reduce their costs.

Traditionally, Peerless provided ASIC designs to chip foundries that manufactured and distributed the Company's ASICs to the Company's OEMs. In return, the Company received license revenue from these chip foundries. As part of the total solution being offered to its OEMs, the Company has developed a direct distribution channel for its ASICs chips. Under this "fabless" model, Peerless is distributing ASIC chips from the foundry through a third party. The Company is responsible for marketing and sales administration, including the billings and collections to and from its OEMs and distributors, and the third party is responsible for the coordination of production with the foundry, maintenance of necessary inventories and providing just-in-time delivery to OEMs and distributors. The Company has distribution agreements with Arrow Electronics and Maruban Corporation. The agreement with Arrow Electronics requires title to the inventory to remain with the Company until final acceptance by the OEM. There can be no assurance that the OEM will accept the delivery in which case the Company is responsible for all costs related to the delivery and shipment. The agreement with Maruban requires that title to inventory be transferred to Marabun upon order placement by the Company. As a result, the Company is not responsible for any costs associated with the delivery of inventory if not accepted by the OEM. The change in the business model from licensing ASIC technology to the distribution of the actual chips will result in higher revenues but lower margin percentages due to the cost of chips and the costs of distribution and inventory maintenance by the third party. The Company made its first direct distribution in the first quarter of fiscal year 2001.

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

The shift to SDK sales could result in an increase in the products shipping, as OEMs who utilize Peerless SDKs develop and introduce multiple products. However, the shift to SDKs has subjected the Company to additional risks. The engineering services business has declined as OEMs have taken technology development in house. This has resulted in a shift in costs to the Company as resources have been reallocated to development. However, the Company expects to continue to provide turnkey solutions in color and MFP where the technology is certain to evolve and where the turnkey development challenge is more difficult for OEMs to assume. There will be a limited number of monochrome turnkey opportunities due to the Company's sales of SDKs in fiscal year 2000.

Peerless continues to sell its source code development kits ("SDK"), which allow the OEMs to access Peerless' technology and perform their own customization. The development kit sales should serve to increase the OEMs commitment to Peerless' embedded imaging technology from a single point product solution to a broad product platform solution for multiple printing products.

The Company continued to invest in research and development which, along with the recent acquisitions, resulted in an increase in both the breadth and the depth of its technical product offerings. Among other technologies, the Company is working on a 100 page per minute (PPM) SDK. Currently, the Company's highest speed software addresses a 75 PPM machine.

Results of Operations

Comparison of Quarters Ended April 30, 2000 and 1999

Financial results for this year's quarter included an additional week due to a change in the Company's reporting cycle, which should be taken into account when analyzing the Company's results of operations.

Revenues for the quarter ended April 30, 2000 decreased 59% from the same quarter in 1999. The decrease in revenues resulted from a lower level of turnkey bookings reflecting the strong SDK design win mix in fiscal year 2000. The shift to SDKs resulted in a revenue trough between the time the source code is shipped to the customer to when the customer ships product. In addition to not receiving royalty revenue from the SDK the company also does not receive engineering services revenue on what would have been an outsourced project. There can be no assurances that revenue will return to prior levels. Additionally, for the first quarter, there was a lower level of turnkey and SDK bookings as OEMs brought work in house due to industry consolidation and pricing pressures and as the Company's technology offerings did not keep pace with OEM's needs.

The Company's gross margin as a percentage of total revenues decreased to 24% for the quarter ended April 30, 2000 from the 69% reported for the same quarter in 1999 as a result of a 59% decrease in revenues. Cost of revenues for engineering services and maintenance were comparable with the same quarter in 2000 but, as previously mentioned, a decrease in engineering services revenue occurred due to the design win mix in fiscal year 2000 and the lower level of turnkey bookings in the first quarter of fiscal year 2001.

The Company continues to invest heavily in the future by funding the research and development of new technology solutions. Research and Development expenses increased 60% to 81% of total revenues for the quarter ended April 30, 2000 from 21% of total revenues for the same quarter in 1999. The increase was due to lower sales levels and an increase in research and development costs. The increase in funding was primarily due to third party development costs associated with a new ASIC, continued investments in imaging and storage technologies and development programs associated with the Company's SDKs.

Sales and Marketing expenses increased 4% between the quarters ended April 30, 2000 and 1999. This slight increase was primarily related to an additional week included in the current quarter ended April 30, 2000.

General and Administrative expenses for the quarter ended April 30, 2000 increased 50% from the same quarter in 1999. This increase primarily related to non-recurring expenses arising out of severance agreements during the quarter and one-time start-up expenses associated with changes in professional advisory firms and the use of outside strategy consultants.

Interest income earned in both periods was attributable to interest and investment income earned on cash and cash equivalents and investment balances.

The provision for income taxes for the periods presented are based on the estimated annual effective tax rate and include federal, state and foreign income taxes. The tax benefit for the quarter ended April 30, 2000 relates to the carryback of losses offset by foreign tax provision and changes in the valuation reserve.

Liquidity and Capital Resources

Compared to January 31, 2000, total assets decreased 9% to $47.9 million and stockholders' equity decreased 13% to $38.1 million. The Company's cash and short-term investment portfolio was $21.0 million at April 30, 2000 and the current ratio was 5:1. The Company used $2.5 million in cash during the quarter ended April 30, 2000 to finance operations as compared to $4.1 in cash generated from operations during the quarter ended April 30, 1999.

The Company's investing activities during the quarter ended April 30, 2000 resulted in a net use of cash of $3.8 million. Purchases of investment securities resulted in a net use of cash of $3.4 million. It is the Company's policy to invest the majority of its unused cash in low risk government and commercial debt securities. The Company has not historically purchased, nor does it expect to purchase in the future, derivative instruments or enter into hedging transactions. This fiscal quarter, the Company invested $0.5 million in property, equipment and leasehold improvements compared to $1.1 million invested during the quarter ended April 30, 1999.

Net cash provided by financing activities in the quarters ended April 30, 2000 and 1999 was $266,000 and $624,000, respectively. This cash primarily resulted from the issuance of common stock under the Company's employee stock purchase plan and the exercise of common stock options.

During the first quarter of fiscal year 2001, cash and investments decreased $2.7 million compared to an increase of $6.2 million for the comparable quarter ended April 30, 1999.

The Company's principal source of liquidity is its cash and cash equivalents and investments of $26.2 million. For the quarter ended April 30, 2000, the Company incurred a loss. The Company does not have a credit facility and the Company does not expect to secure a line of credit. Although there can be no assurances, the Company believes that its current cash and resources will provide sufficient funds for planned operations for the remainder of the fiscal year ending January 31, 2001. However, if the Company does not generate anticipated cash flow from sales, or if expenditures required to achieve the Company's plans are greater than expected, the Company will have to reduce discretionary spending which would require the Company to delay, scale back or eliminate some or all of its development efforts which could have a material adverse effect on the Company's business, results of operations and prospects.

Risks and Uncertainties

The following risks and uncertainties, among other things, should be considered in evaluating the Company's outlook:

Future Growth Rate and Operating Results: The consolidated revenues for fiscal
----------------------------------------
year 2001 are expected to decline from the level attained in fiscal year 2000. The Company was unprofitable in the first quarter of fiscal 2001 and does not expect to return to profitability in fiscal 2001. Furthermore, there can be no assurances that the Company will be profitable in the future and a continued loss will deplete the Company's capital resources. The factors noted below may have a material adverse effect on the Company's future revenues and/or results of operations.

Product Offerings: The Company's current technology and products have been in
-----------------
the market place for an average of 21 months. Although the Company continues to sell its technology and products to certain OEMs, there can be no assurance that the OEMs will continue to need or utilize the technology and products offered by the Company.

Industry and Market: The current market in which the Company operates has been
-------------------
consolidating and the demand for the technology and products offered by the Company has been declining. Although the Company currently has certain contracts with OEMs, there can be no assurance that the demand for the Company's technology and products offered will continue.

Concentration of Revenues: During the first quarter of fiscal 2001, Canon, IBM
-------------------------
and Seiko Epson each generated greater than 10% of the Company's revenues. For the three months ended April 30, 1999, five customers each generated more than 10% of the Company's revenues. Although recent acquisitions and sales efforts have expanded the Company's customer base, historically, a limited number of customers have provided a substantial portion of Peerless' revenues. There presently are only a limited number of customers in the digital document product market to which the Company markets its technology and services. Therefore, the ability of the Company to replace a lost customer or offset a significant decrease in the revenues from a customer may be significantly limited. A change in business from a customer providing a significant portion of the Company's revenues could have a material adverse effect on the Company's operating results. In particular, the Company's recurring license fees exert a disproportionate influence on profitability and are often dependent upon end-user demand for OEM products that embed the Company's technology.

Shifting OEM Demand for Software Development Kits vs. Turnkey Solutions: Over
-----------------------------------------------------------------------
the past several quarters, the Company experienced a shift in OEM demand from the historically prevailing requirement for a turnkey solution towards software development kits, or SDKs. Turnkey solutions require the Company to provide engineering services in order to deliver customized imaging solutions to an OEM whereas customers that opt for an SDK solution choose to license the Company's embedded imaging technology and perform development internally using their in-house engineers. Turnkey design wins result in engineering services contracts that generate revenue for three to six quarters prior to product launch. SDK design wins result in development license revenues that are typically recognized in one quarter and are generally lower in magnitude than revenue associated with turnkey design wins. SDK design wins generate higher profit margins than revenues associated with turnkey design wins although recurring licensing revenues are generally lower as slight discounts are offered.

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

Risks in Providing Engineering Services: In the past, the Company has
---------------------------------------
experienced significant fluctuations in quarterly engineering services results that have been caused by many factors including: product development delays (see "Technological Changes" below), third party delays, increases in the estimated hours to complete particular engineering services projects, delays in the availability or stability of third-party technology and cancellation or redirection of engineering services projects by the Company's OEMs. There can be no assurance that similar factors will not impact future engineering services results. Further, in the past, the Company has benefited from the inclusion of cancellation fees in its engineering services agreements. There can be no assurance that the Company will continue to be able to negotiate these fees into future engineering services arrangements.

Shifting of the Recurring License Fee Model: Over the past several quarters, the
-------------------------------------------
Company's recurring licensing fee model has shifted from per unit royalties paid upon OEM shipment of product to a model that results in revenues associated with the sale of SDKs and guaranteed quarterly minimum royalties and sales of block licenses. This shift occurred due to aging products in the market place, reduced Adobe product penetration/rate in OEM products shipping and a design win mix which was predominately SDK. Although the model benefited the Company's cash flows and minimized the Company's risk associated with unexpected decreases in demand for customer products, the Company's revenues have and could continue to fluctuate significantly from quarter to quarter as the number and value of design wins shift.

Recurring Product Licensing Reporting: The recurring product licensing revenues
-------------------------------------
reported by the Company are dependent, in part, on the timing and accuracy of product sales reports received from the Company's OEM customers. These reports are provided only on a calendar quarter basis and, in any event, are subject to delay and potential revision by the OEM. Therefore, the Company is required to estimate all of the recurring product licensing revenues for the last month of each fiscal quarter and to further estimate all of its quarterly revenues from an OEM when the report from such OEM is not received in a timely manner. In the event the Company is unable to estimate such revenues accurately prior to reporting of the Company's quarterly results, the Company may be required to adjust revenues for subsequent periods.

Technological Changes: Rapidly changing technology, evolving industry standards
---------------------
and needs, and frequent new product introductions characterize the market for the Company's products and services. The Company's success will depend on, among other things: the ability of the Company and its OEM customers to meet industry changes and market demands in a timely manner; timely development and market acceptance of the Company's technology and the digital document products of the Company's OEM customers; achievement of new design wins by the Company followed by the OEMs' development of associated new digital document products; and the regular and continued introduction of new and enhanced technology and services by the Company and its OEMs on a timely and cost-effective basis. There can be no assurance that the products and technology of competitors of the Company or its OEMs will not render the Company's technology or its OEMs' products noncompetitive or obsolete. Any failure by the Company or its OEMs to anticipate or respond adequately to the rapidly changing technology and evolving industry standards and needs, or any significant delay in development or introduction of new and enhanced products and services, could result in a loss of competitiveness or revenues, which could have a material adverse effect on the Company's operating results.

Third Party Licensing: The Company currently sublicenses third party technology
---------------------
to its OEM customers. Such sublicense agreements are non-exclusive. If the Company is not in compliance with the agreement with the licensee, the Company could loose its rights to sublicense this technology to its OEM customers. Additionally, the licensing of this technology has become very competitive and there is no assurance that the Company can keep competitive in the market place.

Receivables: The Company's accounts receivables declined to $9.4 million from
-----------
$11.7 million reflecting strong collections from several major customers, including the conversion of unbilled receivables to accounts receivable. Inclusive in this amount is a receivable related to the Conexant dispute. The Company feels that its accounts receivable reserves are adequate for the quarter ended April 30, 2000, although there can be no assurance regarding this assertion.

ASIC Chips: The Company has developed a "fabless" distribution model for the
----------
sale of ASIC chips. The Company has no direct distribution experience and places reliance on third parties to maintain inventories to address OEM needs, manage manufacturing logistics, and distribute the product in a timely manner. There can be no assurance that these distribution agreements will be maintained or that the OEMs will elect to purchase from Peerless as their distributor.

Dependence on Sole Source Providers: Currently, the Company is dependent on four
-----------------------------------
independent parties, Motorola, IBM Microelectronics, NEC and Intel, each of which provides unique application specific integrated circuits ("ASICs") incorporating the Company's imaging technology to certain of the Company's OEMs. Additionally, the Company has relationships with Adobe and Novell that address many critical aspects of the Company's OEM customers' needs. The Company has licensed, for internal development purposes, from Adobe the right to use Adobe's PostScript Software to enable the Company's products to be used with Adobe's PostScript Software, has licensed to Adobe several of the Company's technologies and has developed technologies for Adobe for which the Company receives royalties and engineering services and maintenance fees. These sole source providers are subject to materials shortages, excess demand, reduction in capacity and/or other factors that may disrupt the flow of goods to the Company's customers and thereby adversely affect the Company's customer relationships. Any such disruption could limit or delay production or shipment of the products incorporating the Company's technology, which could have a material adverse effect on the Company's operating results.

The Company, through its subsidiary PSN, has entered into contracts with entities and persons located in Hong Kong, which city is located in a political district of the People's Republic of China. Through these long term relationships, the Company operates at favorable cost, schedule and quality of output advantages. The Company utilizes the services of these entities for engineering development and tests. If the services provided by the entities were to discontinue, the Company would have to bring these services inhouse which could increase costs and delay deliverables. There can be no assurances that the political and business climates in Hong Kong will remain stable. However, should there be disruption in the aforesaid relationships, it is not expected to have a materially adverse affect on the Company, its financial condition or results of financial operations.

Costs and Expenses: A substantial portion of the Company's costs and expenses
------------------
are related to costs of engineering services and maintenance, product development, other personnel costs, marketing programs and facilities. The level of spending for such costs and expenses cannot be adjusted quickly and is based, in significant part, on the Company's expectations of future revenues and anticipated OEM commitments. As in the current fiscal year-to-date, if such commitments do not materialize or are terminated or if revenues are below expectations, the Company's quarterly and annual operating results will be significantly adversely affected.

Dependence on Key Personnel: The Company is largely dependent upon the skills
---------------------------
and efforts of its senior management and other officers and key employees. The Company believes that its future success will depend in large part upon its ability to attract and retain highly skilled managerial, engineering, sales, marketing and operations personnel, many of whom are in great demand. Competition for such personnel recently has increased significantly. The loss of key personnel or the inability to hire or retain qualified personnel has and could continue to have a material adverse effect on the Company's operating results. The Company only maintains key person life insurance policies for one executive, Mr. Au.

International Activities: Peerless is substantially dependent on its
------------------------
international business activities and the Company expects that sales to customers located outside the United States may increase in absolute dollars in the future. The international market for products incorporating the Company's technology is highly competitive, and the Company expects to face substantial competition in this market from established companies and technologies developed internally by its OEMs. Risks inherent in the Company's international business activities also include currency fluctuations, changes in the economic condition of foreign countries, the imposition of government controls, tailoring of products to local requirements, trade restrictions, changes in tariffs and taxes, and the burdens of complying with a wide variety of foreign laws and regulations, any of which could have a material adverse effect on the

Company's operating results. Although all of the Company's contracts are, and the Company expects that its future contracts will be, denominated in U.S. dollars, there can be no assurance that its contracts with international OEMs in the future will be denominated in U.S. dollars. In the event that one or more contracts are denominated in foreign currencies, the Company will be subject to additional risks associated with currency fluctuations, which could have a material adverse effect on the Company's operating results.

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

Volatility of Stock Price: The Company's common stock has experienced
-------------------------
significant price volatility and such volatility may occur in the future. Factors that could affect the trading price of the common stock include swings in quarterly results of operations, announcements of new products by the Company or its competitors, developments or disputes with respect to proprietary rights, general trends in the industry, overall market conditions and other factors. In addition, the stock market historically has experienced extreme price and volume fluctuations, which have particularly affected the market price of securities of many related high technology companies and which at times have been unrelated or disproportionate to the operating performance of such companies.

Market Risk: The Company is exposed to various market risks including changes in
-----------
interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. The Company has not been at risk from adverse changes in foreign currency exchange rates as all transactions have been denominated in U.S. dollars. The Company has not entered into derivatives or other financial instruments for trading purposes.

Peerless' exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company invests its excess cash in fixed rate debt instruments of the U.S. Government and high- quality corporate issuers as well as floating rate money market funds. The Company, by policy, limits the amount of credit exposure to any one issuer. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, Peerless' future investment income may fall short of expectations due to changes in interest rates, or Peerless may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

Year 2000: The Company, its subsidiaries, and to its knowledge the Company's
---------
third party suppliers did not experience any problems associated with its defined exposure areas of its Licensed Products, their Key Transaction Processing Applications, the Company's Equipment and Facilities and Key Suppliers during the transition to the Year 2000. Additionally, as a result of the work performed previously and experience in Year 2000 to date, the Company does not foresee any problems in this area. The Company will maintain a discrete observation of these potential exposure areas through Year 2000 in the ordinary course of business. There can be no assurances that such problems, should they occur, will not have a materially adverse effect on the Company, its financial condition, or results of operations.

PART II - OTHER INFORMATION


     Item 1:   Legal Proceedings

          None

     Item 2:   Changes in Securities

          None

     Item 3:   Defaults Upon Senior Securities

          None

     Item 4:   Submission of Matters to a Vote of Security Holders

          None

     Item 5:   Other Information

          None

     Item 6:   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27.1   Financial Data Schedule

          (b)  Reports on Form 8-K

               None

          SIGNATURES

          Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


     PEERLESS SYSTEMS CORPORATION


               /s/ Howard J. Nellor
     By:  --------------------------------   Date:  June 13, 2000
                   Howard J. Nellor
                Interim President and
               Chief Executive Officer
            (Principal Executive Officer)


               /s/ Carolyn M. Maduza
     By:  --------------------------------   Date:  June 13, 2000
                   Carolyn M. Maduza
          Senior Vice President of Finance
                  and Administration,
          Chief Financial Officer, Secretary
                    And Treasurer
          (Principal Financial and Accounting Officer)