Form 10-Q
period 2000-07-31
PEERLESS SYSTEMS CORP
filed 2000-09-14
CIK 897893

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended July 31, 2000


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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares of Common Stock outstanding as of August 31, 2000 was 14,898,126.

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

                          PEERLESS SYSTEMS CORPORATION

                                                  INDEX
=========================================================================================================
PART I   -   FINANCIAL INFORMATION
---------------------------------------------------------------------------------------------------------

Item 1:         Financial Statements                                                        Page No.
                --------------------

                Consolidated Balance Sheets
                 July 31, 2000 and January 31, 2000 .............................                 4

                Consolidated Statements of Operations
                 Three and Six Month Periods Ended July 31, 2000
                 and July 31, 1999...............................................                 5

                Consolidated Statements of Cash Flows
                 Six Month Period Ended July 31, 2000 and July 31, 1999 .........                 6

                Notes to Consolidated Financial Statements.......................                 8

Item 2:         Management's Discussion and Analysis of Financial Condition and
                ---------------------------------------------------------------
                 Results of Operations...........................................                14
                 ---------------------

PART II  -   OTHER INFORMATION
---------------------------------------------------------------------------------------------------------

Item 1:         Legal Proceedings................................................                25

Item 4:         Submission of Matters to a Vote of Security Holders..............                25
                ---------------------------------------------------

Item 6:         Exhibits and Reports on Form 8-K.................................                26
                --------------------------------

Signatures      .................................................................                28

                                   TRADEMARKS

Memory Reduction Technology(R), PEERLESS SYSTEMS (R), Peerless Powered(R), WINEXPRESS(R), PeerlessPrint(R), QuickPrint(R) and RedipS(R) are registered trademarks of Peerless Systems Corporation. CPL(TM), Acceleprint(TM), SPS(TM) and Synthesys(TM) are trademarks of Peerless Systems Corporation and are subjects of applications pending for registration with the United States Patent and Trademark Office. Imageworks(TM) and Webworks(TM) are trademarks of Peerless Systems Corporation. Peerless Systems (in English and Japanese Katakana), Peerless (in logo), PEERLESSPRINT and PEERLESSPAGE (all in English and Japanese katakana), are registered trademarks and service marks with the Japanese Patent Office. This Form 10-Q also refers to various products and companies by their trademark names. In most, if not in all cases, their respective companies claim these designations as trademarks or registered trademarks.

                         PEERLESS SYSTEMS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (Unaudited)

                                                                                     July 31,                  January 31,
                                                                                       2000                       2000
                                                                                    ----------                 -----------
                                    ASSETS
Current assets:
            Cash and cash equivalents                                                $ 10,132                     $13,620
            Restricted cash                                                               742                           -
            Short term investments                                                      9,967                      12,329
            Trade accounts receivable, net                                              7,584                      10,168
            Unbilled receivables                                                          497                       2,343
            Income tax receivable                                                       1,945                          21
            Deferred tax asset                                                              -                         682
            Prepaid expenses and other current assets                                     623                         682
                                                                                    ----------                 -----------
                           Total current assets                                        31,490                      39,845
Investments                                                                             5,871                       2,922
Long term receivable                                                                    1,500                       1,500
Property and equipment, net                                                             6,315                       6,565
Deferred tax asset                                                                          -                       1,050
Other assets                                                                              634                         683
                                                                                    ----------                 -----------
            Total assets                                                             $ 45,810                     $52,565
                                                                                    ==========                 ===========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
            Accounts payable                                                         $    721                     $   615
            Other current liabilities                                                   5,621                       4,320
            Deferred revenue, current portion                                             938                         671
                                                                                    ----------                 -----------
                           Total current liabilities                                    7,280                       5,606
Deferred rent                                                                             366                         366
Other tax liabilities                                                                   2,380                       2,799
                                                                                    ----------                 -----------
            Total liabilities                                                          10,026                       8,771
                                                                                    ----------                 -----------

Stockholders' equity:
            Common stock                                                                   15                          15
            Additional paid-in capital                                                 48,466                      47,953
            Deferred compensation                                                         (90)                       (123)
            Accumulated deficit                                                       (12,607)                     (4,051)
                                                                                    ----------                 -----------
                           Total stockholders' equity                                  35,784                      43,794
                                                                                    ----------                 -----------
                           Total liabilities and stockholders' equity                $ 45,810                     $52,565
                                                                                    ==========                 ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                         PEERLESS SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (Unaudited)

                                                            Three Months Ended           Six Months Ended
                                                                 July  31,                   July  31,
                                                           ----------------------       ----------------------
                                                            2000           1999          2000           1999
                                                           -------        -------       -------        -------
Revenues:
         Product licensing                                 $ 7,875        $ 7,264       $ 9,648        $13,205
         Engineering services, maintenance, and other        2,245          4,136         4,859          8,935
                                                           -------        -------       -------        -------
                   Total revenue                            10,120         11,400        14,507         22,140
                                                           -------        -------       -------        -------

Cost of revenues:
         Product licensing                                   2,497            110         2,527            165
         Engineering services, maintenance, and other        2,842          3,376         6,155          6,685
                                                           -------        -------       -------        -------
                   Total cost of revenues                    5,339          3,486         8,682          6,850
                                                           -------        -------       -------        -------
Gross margin                                                 4,781          7,914         5,825         15,290
                                                           -------        -------       -------        -------

Operating expenses:
         Research and development                            2,594          2,311         6,157          4,532
         Sales and marketing                                 1,542          1,584         3,108          3,087
         General and administrative                          2,427          1,401         5,253          3,284
         Other - non recurring costs                             -          2,014             -          2,014
                                                           -------        -------       -------        -------
                   Total operating expenses                  6,563          7,310        14,518         12,917
                                                           -------        -------       -------        -------
Income (loss) from operations                               (1,782)           604        (8,693)         2,373
Interest income, net                                           367            312           623            614
                                                           -------        -------       -------        -------
Income (loss) before income taxes                           (1,415)           916        (8,070)         2,987
Provision for income taxes                                    (922)          (209)         (486)        (1,068)
                                                           -------        -------       -------        -------
                   Net income (loss)                       $(2,337)       $   707       $(8,556)       $ 1,919
                                                           =======        =======       =======        =======

Basic earnings per share                                   $ (0.16)       $  0.05       $ (0.58)       $  0.14
                                                           =======        =======       =======        =======

Diluted earnings per share                                 $ (0.16)       $  0.05       $ (0.58)       $  0.13
                                                           =======        =======       =======        =======

Weighted average common shares
 outstanding - basic                                        14,892         13,565        14,812         13,237
                                                           =======        =======       =======        =======
Weighted average common shares
 outstanding - diluted                                      14,892         15,365        14,812         15,282
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

                         PEERLESS SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                                     Six Months Ended
                                                                                          July 31,
                                                                             ----------------------------------
                                                                               2000                      1999
                                                                             --------                  --------
 Cash flows from operating activities:
     Net (loss) income                                                       $ (8,556)                 $  1,919
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
             Depreciation and amortization                                        847                       640
             Amortization of investment discounts and premiums                     (3)                      (56)
             Amortization of deferred compensation                                 33                        33
             Compensation expense for option amendment and                        245                        48
                 common stock issued to employees
             Deferred taxes                                                     1,732                         -
             Business combination adjustment                                        -                         1
             Changes in operating assets and liabilities:
                 Restricted cash                                                 (742)                        -
                 Trade accounts receivable                                      2,584                     1,504
                 Unbilled receivables                                           1,846                    (3,245)
                 Income tax receivable                                         (1,924)                        -
                 Prepaid expenses and other current assets                         59                      (337)
                 Other assets                                                      49                       (72)
                 Accounts payable                                                 106                       223
                 Other current liabilities                                      1,301                     1,018
                 Other tax liabilities                                           (419)                      814
                 Income tax payable                                                 -                      (827)
                 Deferred rent                                                      -                       (25)
                 Deferred revenue                                                 267                    (1,477)
                                                                             --------                  --------
                     Net cash used by operating activities                     (2,575)                      161
                                                                             --------                  --------
 Cash flows from investing activities:
     Purchases of property and equipment                                         (597)                     (922)
     Purchases of leasehold improvements                                            -                      (625)
     Purchases of available-for-sale securities                               (23,108)                  (12,815)
     Proceed from held-to-maturity securities                                       -                    13,200
     Proceeds from available-for-sale securities                               22,524                     3,000
                                                                             --------                  --------
                     Net cash provided (used) by investing activities          (1,181)                    1,838
                                                                             --------                  --------

 Cash flows from financing activities:
     Proceeds from issuance of common stock                                       227                       416
     Proceeds from exercise of common stock options                                41                       704
     Repayment of outstanding note payable to stockholder                           -                      (300)
                                                                                    -                         -
                                                                             --------                  --------
                     Net cash provided by financing activities                    268                       820
                                                                             --------                  --------
                     Net increase (decrease) in cash and cash equivalents      (3,488)                    2,819
 Cash and cash equivalents, beginning of period                                13,620                     6,132
                                                                             --------                  --------
 Cash and cash equivalents, end of period                                    $ 10,132                  $  8,951
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

                         PEERLESS SYSTEMS CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                (in thousands)
                                  (Unaudited)


                                                                                             Six Months Ended
                                                                                                 July 31,
                                                                                      ----------------------------
                                                                                         2000                1999
                                                                                      --------             -------
Supplemental disclosure of cash flow information:
    Cash paid during the year for:
              Income taxes                                                            $   782              $1,377
                                                                                      ========             =======
              Interest                                                                $     -              $   15
                                                                                      ========             =======
Supplemental schedule of noncash investing and financing activities:
    Common stock issued to employees                                                                       $   48
                                                                                                           =======
    Conversion of note payable to stockholder to common stock                                              $   50
                                                                                                           =======
    Conversion of convertible preferred stock Series A to common stock                                     $3,217
                                                                                                           =======
    Conversion of convertible preferred stock Series B to common stock                                     $3,520
                                                                                                           =======

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

2. Significant Accounting Policies

Financial results for this year's six month period ended July 31, 2000 included an additional week due to a change in the Company's reporting cycle, which should be taken into account when analyzing the Company's results of operations between fiscal year 2000 and the current fiscal year.

Revenue Recognition: The Company recognizes revenues in accordance with Statement of Position 97-2 "Software Revenue Recognition" as amended by Statement of Position 98-4.

Development license revenues from the licensing of source code or software development kits ("SDK") for the Company's standard products are recognized upon delivery of the software if no significant modification or customization of the software is required and collection of the resulting receivable is probable. If modification or customization is essential to the functionality of the software, development license revenues are recognized over the course of the modification work.

The Company also enters into engineering services agreements with certain of its OEMs to provide a turnkey solution, adapting the Company's software and supporting electronics to specific OEM requirements. Revenues on such contracts are recognized over the course of the development work on a percentage-of-completion basis. Progress-to-completion under percentage-of-completion is determined based on the direct costs, consisting primarily of labor and materials, expended on the arrangement. The Company provides for any anticipated losses on such contracts in the period in which such losses are first determinable. Maintenance revenues are recognized ratably over the term of the maintenance contract.

Recurring licensing revenues are derived from per unit fees paid by the Company's OEM customers upon manufacturing and subsequent commercial shipment of products incorporating Peerless technology. These recurring licensing revenues are recognized on a per unit basis as products are shipped commercially. In certain cases, the Company may sell a block license, that is, a specific quantity of licensed units which will be sold in the future or may require the customer to pay minimum royalty commitments. Associated payments are typically made in one lump sum or extend over a period of four or more quarters. The Company recognizes revenues associated with recurring licensing fee commitments on delivery and acceptance of software, when collection of the resulting receivable is probable and when the fee is fixed and determinable. In cases where the royalty commitments are not fixed and determinable, revenue is recognized as payments become due. Further, when earned royalties exceed minimum royalty commitments, revenues are recognized on a per unit basis as products are shipped commercially.

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

Future Developments:

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivative instruments will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative instrument is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No.
137. The adoption of SFAS No. 133 will not have a material impact on the Company's results of operations, financial position or cash flows.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. On March 24, 2000, SAB 101A was released delaying for one fiscal quarter the implementation date of SAB 101. Since the issuance of SAB 101 and SAB 101A, the staff of the Securities and Exchange Commission continued to receive requests from a number of groups asking for additional time to determine the effects, if any, on registrants revenue recognition practices. As a result on June 26, 2000, SAB 101B was released further delaying the effective date of SAB 101. The Company is required to adopt SAB 101 by the fourth quarter of fiscal year 2001.

The Company is currently evaluating the impact of SAB 101 on its financial statements and related disclosures. While the Company does not expect the impact on the financial statements and results of operations to be material, it is not known at this time what the ultimate impact will be.

On July 20, 2000, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) reached a consensus on Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Issue interprets SAB 101 and addresses when a company should report revenue as the gross amount billed to a customer versus the net amount earned by the company in the transaction. The EITF amended the consensus to allow the transition to mirror the required implementation of SAB 101. The Company is currently evaluating the impact of EITF 99-19 on its financial statements and related disclosures. While the Company does not expect the impact on the financial statements and results of operations to be material, it is not known at this time what the ultimate impact will be. EITF 99-19 is required to be adopted by the Company by the fourth quarter of fiscal 2001.

3     Investments

      Investments consisted of the following:

                                                                                      July 31,                January 31,
                                                                                        2000                      2000
                                                                                   -------------             -------------
Available-for-sale securities:

  Maturities within one year:

          U.S. government debt securities                                              $     -                   $ 1,500
          Commercial paper and equivalents                                               3,378                         -
          State and local U.S. government debt securities                                2,460                       830
          Corporate debt securities                                                      4,129                     9,999
                                                                                   -------------             -------------
                                                                                         9,967                    12,329
                                                                                   -------------             -------------

  Maturities after one year through five years:

          State and local U.S. government debt securities                                3,171                       500
                                                                                   -------------             -------------
                                                                                         3,171                       500
                                                                                   -------------             -------------

a  Maturities after five years:

          State and local U.S. government debt securities                                2,700                     2,422
                                                                                   -------------             -------------
                                                                                         2,700                     2,422
                                                                                   -------------             -------------

                     Total available-for-sale securities                                15,838                    15,251
                                                                                   -------------             -------------

Total Investments                                                                      $15,838                   $15,251
                                                                                   =============             =============

      The fair value of securities at July 31, 2000 and January 31, 2000 approximated cost. Unrealized gains or losses on securities were immaterial for all periods presented.

4.  Earnings Per Share

Earnings per share is calculated as follows:

                                               Three Months  Ended July 31,       Three Months Ended July 31,
                                                         2000                                 1999
                                           --------------------------------   ------------------------------------
                                           Net                    Per-Share     Net                      Per-Share
                                           Loss       Shares       Amount     Income        Shares         Amount
                                           ----       ------       -------    ------        ------        --------
Basic EPS
Earnings available to common
     stockholders                       $(2,337)      14,892       $(0.16)   $  707        13,565          $0.05

Effect of dilutive securities
Common stock options                                                                        1,085
Note payable to stockholder                                                                     3
Convertible preferred stock Series A                                                          495
Convertible preferred stock Series B                                                          217
                                                                                           ------

Diluted EPS
Earnings available to common
     stockholders with assumed
     conversions                        $(2,337)      14,892       $(0.16)   $  707        15,365          $0.05
                                        =======       ======       ======    ======        ======          =====

                                                Six Months Ended July 31,          Six Months Ended July 31,
                                                         2000                                 1999
                                           --------------------------------   ------------------------------------
                                           Net                    Per-Share     Net                      Per-Share
                                           Loss       Shares       Amount     Income        Shares         Amount
                                          -----      -------       -------    ------        ------        ------
Basic EPS
Earnings available to common
     stockholders                        $(8,556)      14,812       $(0.58)    $1,918        13,237         $0.14



Effect of dilutive securities
Common stock options                                                                         1,085
Note payable to stockholder                                                         1            4
Convertible preferred stock Series A                                                           665
Convertible preferred stock Series B                                                           291
                                               -            -                       -            -
                                         -------      -------                  ------        -----
Diluted EPS
Earnings available to common
     stockholders with assumed
     conversions                         $(8,556)      14,812       $(0.58)    $1,919        15,282         $0.13
                                         -------      -------       ------     ------        -----          -----

5.  Restricted Cash

On March 16, 2000, PSN entered into an agreement to lease approximately 12 thousand square feet of office space in Mountain View, California. The term of the lease agreement is seven years. The Company has guaranteed the lease commitment of PSN and has secured the first twelve months of the agreement with a $742 standby letter of credit. This letter of credit has been secured by a certificate of deposit of a like amount. For the subsequent four years, the value of the standby letter of credit and the certificate of deposit shall be reduced to $594, $445, $297 and $148, respectively. The Company has engaged a real-estate company to attempt to sublease the premises.

6.  Legal Proceedings

Peerless is subject to litigation in the ordinary course of its business. The Company believes that such litigation has not and will not have material adverse effects on the financial position, results of operations and the cash flows of the Company.

In the matter of State of Wisconsin Investment Board v. Peerless Systems Corporation, et al. that is filed in the Chancery Court of the State of Delaware, the parties agreed that Peerless will provide weekly notice to the Court and to the plaintiff of the number of options returning to the pool of the available options in the Company's Equity Incentive Plan, will provide reasonable advance notice to the Court and to plaintiff before granting any further options, and that Peerless would not grant any options that would reduce the pool of available options below 782,800.

In July 2000, the Company initiated litigation in the United States District Court for the Central District of California regarding certain claims arising out of the acquisition of HDE, Inc. in December 1999. The Company believes that it has valid claims in this matter.

Additionally, the Company has learned that a shareholder class action lawsuit has been filed against the Company and two former officers of the Company in the United States District Court for the Southern District of California. The lawsuit alleges a scheme to artificially inflate the Company's stock price through the dissemination of false and misleading information. The lawsuit seeks compensatory damages, attorneys fees and expenses. Peerless believes all of the claims to be without merit. If served, the Company will respond appropriately.

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


Overview

Over the last several quarters, the Company has experienced a decline in demand by OEMs for Peerless' embedded imaging for digital document product offerings. Initially, this decline surfaced as a shift in demand from traditional turnkey solutions to Software Development Kits ("SDKs"). Soon thereafter, there emerged a decline in demand for SDKs as well as for turnkey solutions.

As discussed below, there has been a decline in the rates of growth for the work group printer and copier market segments, in which Peerless is primarily engaged. While the market for these products has continued to grow in absolute numbers, the rates of growth have not been as robust as had been experienced in the past. With the decline in the rates of growth, the OEMs that produce products in these markets began to react by consolidating through mergers and acquisitions. In addition, the OEMs are now introducing fewer new products than in the immediate past. For those products that do go forward for development and customer introduction, the OEMs, in most instances, have not selected the Company's solutions. This occurred because the OEMs perceived that the Company's solutions did not meet their technical requirements. It also occurred because the OEMs judged that the cost of the Company's solution was higher than what the OEMs wanted to or could afford to pay, whether by the OEM's developing the technology themselves or by utilizing a lower cost off-shore embedded software competitor.

The Company has addressed the change in the demand for its solutions by sizing its organization to manage the current business requirements of embedded imaging for digital document products, and, as discussed later in the Overview, the Company is going forward with the assessment of new business opportunities.

The following sections provide a summary of the Company and background of how it has transitioned to the situation discussed above.

The Company, founded in April 1982, is a provider of software/hardware-based embedded imaging, storage, and networking systems to original equipment manufacturers of digital document products. Digital document products include monochrome and color printers, copiers, fax machines, and scanners, as well as multifunction products that perform a combination of these imaging functions.
In order to process digital text and graphics, digital document products rely on a core set of imaging software, hardware and supporting electronics, collectively known as an embedded imaging system. Embedded networking systems supply the core software technologies to digital document products that enable them to communicate over local area networks and the Internet. The Peerless family of products and engineering services provides advanced embedded imaging and networking technologies that enable the Company's OEM customers to develop networked digital printers, copiers and multifunction products (MFPs) quickly and cost-effectively. Network Directories is a new storage technology, which operates on any common network operating system. These directory services use LDAP (Lightweight Directory Access Protocol) for communications between directory servers and clients. This directory service allows users to store a vast quantity of information in an array of networked storage devices.

The Company's product licensing revenues are comprised of both recurring per unit licensing revenues and development licensing fees for source code or software development kits (SDKs). Recurring licensing revenues are derived from per unit fees paid periodically by the Company's OEMs upon manufacturing and subsequent commercial shipment of products incorporating the Company's technology. Recurring licensing revenues are also derived from arrangements in which the Company enables third-party technology, such as solutions from Adobe or Novell, to be used with its products. In certain cases, the Company may sell a block license, that is, a specific quantity of licensed units that will be sold in the future. Associated payments are typically made in one lump sum or extend over a period of four or more quarters when the collection of the payments is probable and the fee is fixed and determinable and revenue is recognized. The Company's development licensing fees are paid by OEMs for access to the Company's source code or SDKs, which in turn generate recurring licensing revenues if the Company's software is incorporated into OEM products that are subsequently developed and commercially shipped.

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

Historically, a limited number of customers have provided a substantial portion of the Company's revenues. Therefore, the availability of and the closing of new contracts, or modifications and additions to existing contracts with these customers may materially impact the Company's financial position and results of operations from quarter to quarter.

The Peerless embedded imaging solution is based on a combination of software and imaging Application Specific Integrated Circuits (ASICs), which together form a system that addresses most sectors of the printing market, from low-end small office home office (SOHO) inkjets to high end laser digital color copiers and printers. Low-cost, high-performance printers are increasingly replacing expensive standalone copiers and printers in corporate offices. The shift to low cost devices is placing considerable pressure on the Company and its competitors to provide lower cost solutions while the OEM's themselves look to bring their development and engineering efforts in-house to reduce their costs.

Traditionally, Peerless provided ASIC designs to chip foundries that manufactured and distributed the Company's ASICs to the Company's OEMs. In return, the Company received license revenue from these chip foundries. As part of the total solution being offered to its OEMs, the Company has developed a direct distribution channel for its ASICs chips. Under this "fabless" model, Peerless is supplying ASIC chips from the foundry directly to the OEMs through third party distributors. The Company is responsible for marketing and sales administration, including the billings and collections to and from its OEMs and distributors, and the third party is responsible for the coordination of production with the foundry, maintenance of necessary inventories and providing just-in-time delivery to OEMs and distributors. The Company has distribution agreements with Arrow Electronics and Marubun Corporation. The agreement with Arrow Electronics requires title to the inventory to remain with the Company until final acceptance by the OEM. There can be no assurance that the OEM will accept the delivery in which case the Company is responsible for all costs related to the delivery and shipment. The agreement with Marubun requires that title to inventory be transferred to Marubun upon order placement by the Company. As a result, the Company is not responsible for any costs associated with the delivery of inventory if not accepted by the OEM. The change in the business model from licensing ASIC technology to the distribution of the actual chips is meant to result in higher revenues but lower margin percentages due to the cost of chips and the costs of distribution and inventory maintenance by the third party. The Company made its first direct distribution in the first quarter of fiscal year 2001.

The Company generates revenue from its OEMs through the sale of embedded imaging solutions in either turnkey or software development kit form. Historically, OEM demand for turnkey solutions had exceeded demand for SDK solutions. However, in the last fiscal year, the Company experienced a shift from an OEM demand of turnkey solutions to the sale of SDKs, particularly for its mature monochrome solutions. Although the Company had expanded its solution offerings by incorporating related embedded imaging and networking technologies licensed from third parties, the Company has experienced a decline in the demand for its SDK solutions in this fiscal year.

The current market in which the Company operates has been consolidating, and the demand and trends for the technology and products offered by the Company have been declining. A recent analysis of industry data has shown that the combined rate of growth for the work group printer and copier market segments declined since 1997 at annual rates of 13% for units and 25% for revenue.

The Company has experienced a change in its business and financial environment. It had been expected that SDK sales would result in an increase in the products shipping, as OEMs that utilize Peerless SDKs developed and introduced multiple products. However, last fiscal year's shift to SDKs and this fiscal year's decline in SDK sales has contributed to the Company's declining sales and losses. The engineering services business declined as OEMs have taken technology development in house though the utilization of SDKs, and where the SDKs have not addressed the current and particular needs of the OEM, they have chosen competitors or have elected to develop the needed technologies themselves.

The Company is continuing to meet sales resistance from its customers that have subsequently reduced the number of new products being developed and in some instances, have preferred to perform in-house development projects for the projects that they are developing and/or plan to launch. Although there are fewer opportunities for the Company to sell its turnkey services and SDKs, the Company will continue to support its current OEM controller customers in the digital printing devices business with its existing technology and an organization to provide the necessary support and maintenance.

In response to the decrease in the number of new design wins and the resultant decrease in turnkey work efforts, the Company has reduced staffing levels at its El Segundo facility through planned reductions and attrition. As noted above, the Company plans to maintain an organization to support and maintain its OEM customers with its existing technology. During the seven month period through September 1, 2000, El Segundo staffing decreased 41% (71 employees) since the beginning of this fiscal year. Of this decrease, 30% was engineering, 7% was sales and marketing, which represented a 50% reduction of the sales force, addressing the decline of new sales opportunities and 4% was general and administrative. The Company also experienced decreases in staffing levels at Peerless Systems Networking of 15% (eight employees), primarily engineering offset by an increase in sales and general and administration since the beginning of this fiscal year 2001 through September 1, 2000. At Peerless Systems Imaging Products, the Company experienced a 22% reduction (five employees), from engineering and general and administration since the beginning of this fiscal year 2001 through September 1, 2000.

As a result of the decline in the embedded controller business, the Company is exploring all opportunities to enhance the value of the Company, including new market opportunities, mergers, acquisitions and/or the sale of all or a portion of Company assets.

As a part of Peerless' active pursuit of new market opportunities, Peerless Systems Networking is being re-named to Netreon, Inc. in order to provide unique brand identity for its technology. Netreon will focus on the development and sale of technology to support Windows 2000 and Novell directory services for network and enterprise storage products for Windows 2000 and Novell network.

There is no assurance that the Company will be successful in the pursuit of these new opportunities, resulting in a return to a growth in revenues, profitable results and an increase in shareholder value.


Results of Operations

Comparison of Three and Six Month Periods Ended July 31, 2000 and July 31, 1999

Financial results for this year's six month period ended July 31, 2000 included an additional week due to a change in the Company's reporting cycle, which should be taken into account when analyzing the Company's results of operations.

Consolidated revenues for the second quarter ended July 31, 2000 decreased 11% to $10.1 million compared to $11.4 million reported for the same quarter in fiscal year 2000. Consolidated revenues for the current six month period decreased 34% to $14.5 million compared to $22.1 million reported for the six month period ended July 31, 1999. The Company reported a net loss for the second quarter of fiscal year 2001 of $(2.3) million or $(0.16) per basic and diluted share compared to net income of $0.7 million or $0.05 per diluted share reported for the second quarter a year ago. The net loss for the six month period ended July 31, 2000 was $(8.6) million, or $(0.58) per basic and diluted share, compared to net income of $1.9 million or $0.13 per diluted share a year ago. Net income reported in last year's second quarter included $2.0 million for transaction expenses associated with the acquisition of Auco Inc., now Peerless Systems Networking.

The decrease in revenues resulted from the lower level of engineering services associated with turnkey efforts performed during the six months ended July 31, 2000. As had been discussed previously, this was a result of the lower level of turnkey bookings and the higher proportion as a percentage of total sales of SDK design wins during fiscal year ended January 31, 2000. In this fiscal year, there has been both a lower level of turnkey and SDK bookings. As noted above, OEMs have brought work in house due to industry consolidation and economic pressures and as the Company's technology offerings did not match the OEM's changing needs. The shift to SDKs is normally accompanied by the significant reduction in engineering fees as the OEM development efforts are instead performed by the OEM's engineers. In addition to not receiving engineering services revenue on what would have been an outsourced project, the Company also does not receive royalty revenue until after OEMs complete their development effort from the SDK and market their products.

The Company's product licensing revenues for the second quarter ending July 31, 2000 included the sales of $5.2 million of block license sales that are of a nonrecurring nature. Block licenses are the sale of licenses for units to be shipped in the future resulting in bringing forward revenues to the current period once the fees are determined to be fixed and determinable and collection of the fees is probable. As a result of the low level of turnkey bookings and the current level of recurring product licensing revenues, excluding block product license sales, the Company anticipates decreases in revenues during the second half of fiscal year 2001 compared to the first half of fiscal year 2001. In addition, cost of sales and operating expenses are also expected to decrease for the remainder of the year but will not be sufficient to offset the expected reduction in revenues.

The Company's total cost of revenues was $5.3 million and $8.7 million for the three and six months ended July 31, 2000, representing increases of 53% and 27%, respectively, from prior fiscal years levels. Cost of revenues increased in the second quarter due to licensing costs associated with the block sale of third party licenses.

The Company's gross margin as a percentage of total revenues decreased to 47% for the quarter ended July 31, 2000 from the 69% reported for the same quarter in 1999. The gross margin as a percentage of total revenues decreased to 40% for the six month period ended July 31, 2000 compared with 69% reported for the comparable period last year. The decreases were in part a result of the 11% and 34% decreases in revenues for the comparable three and six month periods, respectively. In addition, there are lower margins on product licensing revenues as a result of the cost associated with the sale of third party licenses that were recorded during the three months ended July 31, 2000. Cost of revenues for engineering services and maintenance were comparable with the same quarter in fiscal year 2000. But as previously mentioned, a decrease in engineering services revenue occurred due to the change in the design win mix from fiscal year 2000 and the low level of turnkey bookings in the first six months of fiscal year 2001.

Total operating expenses for the three and six months ended July 31, 2000 were $6.6 million and $14.5 million, respectively, compared to $5.3 million and $10.9 million for the comparable periods a year ago, excluding the $2.0 million transaction expenses recorded during the three months ended July 31, 1999 discussed above.

Research and Development expenses increased 12% to 26% of total revenues for the quarter ended July 31, 2000 compared with 20% of total revenues reported for the same quarter in 1999. Research and Development expenses increased 42% of total revenues in the current six month period from 20% of total revenues reported in the prior six month period. The increase was due to lower sales levels and an increase in research and development costs. The increase in funding was primarily due to third party development costs associated with a new ASIC as well as continued investments in storage technologies and development programs.

Sales and Marketing expenses were flat at $3.1 million compared to the first half of last fiscal year.

General and Administrative expenses for the quarter ended July 31, 2000 increased 73% from the same quarter in 1999. General and Administrative expenses for the six month period ended July 31, 2000 increased 60% from the same period in 1999. This increase primarily related to increased legal costs associated with litigation as well as start-up expenses associated with professional advisory firms and the use of outside strategy consultants.

Other non-recurring costs of $2.0 million for the quarter and six month periods ended July 31, 1999 represented transaction costs, consisting primarily of fees for investment bankers, attorneys, accountants, consultants, financial printing and other related charges associated with the June 1999 acquisition of Auco Inc., now Peerless Systems Networking.

Interest income earned in both periods was attributable to interest and investment income earned on cash and cash equivalents and investment balances.

The provision for taxes for the three and six months ended July 31, 2000 are based on foreign taxes paid, net of the benefit to the Company will realize from the loss carry-back and changes in the valuation reserve. The provision for income taxes for the three and six months ended July 31, 1999 were based on the estimated annual effective tax rate and include federal, state and foreign income taxes.


Liquidity and Capital Resources

Compared to January 31, 2000, total assets at July 31, 2000 decreased 13% to $45.8 million and stockholders' equity decreased 18% to $35.8 million. The Company's cash and short-term investment portfolio was $20.5 million at July 31, 2000 and the current ratio was 4:1, current assets compared to current liabilities. The Company used $2.6 million in cash during the six month period ended July 31, 2000 to finance operations as compared to $0.2 million in cash generated from operations during the six month period ended July 31, 1999.

The Company's investment activities during the six month period ended July 31, 2000 resulted in a net use of cash of $1.2 million. Purchases of investment securities resulted in a net use of cash of $0.6 million. It is the Company's policy to invest the majority of its unused cash in low risk government and commercial debt securities. The Company has not historically purchased, nor does it expect to purchase in the future, derivative instruments or enter into hedging transactions. For the six month period ended July 31, 2000, the Company invested $0.6 million in property, equipment and leasehold improvements compared to $1.5 million invested during the six month period ended July 31, 1999.

Net cash provided by financing activities in the six month period ended July 31, 2000 and July 31, 1999 was $268 and $820, respectively. In the current six month period, cash primarily resulted from the issuance of common stock under the Company's employee stock purchase plan and the exercise of common stock options. In the six month period ended July 31, 1999, cash generated from the issuance of shares under the Company's employee stock purchase plan and the exercise of common stock options was offset by a $6.7 million exercise of Auco, now Peerless Systems Networking , Convertible preferred stock Series B.

During the six month period ended July 31, 2000, cash and investments decreased $2.9 million compared to a decrease of $0.5 million for the comparable period last fiscal year. The Company continues to experience a reduction in receivables and unbilled receivables, and it collected a $3.5 million block license that was included in revenues during the quarter ended July 31, 2000.

The Company's principal source of liquidity is its cash and cash equivalents and investments which, as of July 31, 2000 were $26.0 million in the aggregate. For the six month period ended July 31, 2000, the Company incurred a loss and experienced substantial negative cash flow. The Company does not have a credit facility and the Company does not expect to secure a line of credit. Although there can be no assurances, the Company believes that its current cash and resources will provide sufficient funds for planned operations for the remainder of the fiscal year ending January 31, 2001. However, if the Company does not generate anticipated cash flow from sales, or if expenditures are greater than expected, the Company most likely will reduce discretionary spending, which could require the Company to delay, scale back or eliminate some or all of its development efforts, any of which could have a material adverse effect on the Company's business, results of operations and prospects. Further, if the Company continues to experience negative cash flows, as is anticipated, and prior to or following the end of this fiscal year the Company is unable to increase revenues or cut costs so that revenues generated from operating activities are sufficient to meet the Company's obligations as a result of which the Company exhausts current capital resources, the Company will be required to obtain additional capital from other sources. Such sources might include issuances of debt or equity securities, bank financings or other means that might be available to the Company to increase its working capital. Under such circumstances, there is substantial doubt as to whether the Company would be able to obtain additional capital on commercially reasonable terms or at all. The inability to obtain such resources on commercially acceptable terms would have a material adverse effect on the Company, its operations, liquidity and financial condition, its prospects and the scope of strategic alternatives and initiatives available to the Company.

Risks and Uncertainties

The following risks and uncertainties, among other things, should be considered in evaluating the Company's outlook:

Decline in Revenues and Operating Results: The consolidated revenues for fiscal
-----------------------------------------
year 2001 will decline from the level attained in fiscal year 2000.
The Company was unprofitable in the first half of fiscal year 2001 and does not expect to return to profitability in fiscal year 2001. Furthermore, there can be no assurances that the Company will be profitable in the future and a continued loss will deplete the Company's capital resources. Additionally, the Company anticipates decreases in both revenues and costs during the second half of fiscal year 2001 compared to the first half of fiscal year 2001. The decreases in costs are not expected to offset the decline in revenues. The factors noted below have had and may continue to have a material adverse effect on the Company's future revenues and/or results of operations.

Product Offerings: The Company's current technology and products have been in
-----------------
the market place for an average of 21 months as of July 31, 2000 which represents a 50% increase from the average of 14 months the products had been in the market place as of July 31, 1999. The growth in the average age of products in the market place is a result of the decline in demand for the Company's technology and products. Although the Company continues to sell its current technology and products to certain OEMs, there can be no assurance that the OEMs will continue to need or utilize the current technology and products offered by the Company.

Industry and Market: A recent analysis of industry data has shown that the
-------------------
combined rates of growth for the work group printer and copier market segments declined since 1997 at annual rates of 13% for units and 25% for revenue. Both of these segments are key target markets for the Company. Although the Company currently has certain contracts with OEMs, there has been a decline, and the decline may continue, in the demand for the Company's technology and products being offered. Competitors are merging into larger business units with the resulting strength to acquire and impose a competitive advantage in the Company's market segments.

Concentration of Revenues: During the second quarter of fiscal 2001, Ricoh
-------------------------
Company, Ltd., generated more than 20% of the Company's revenues. For the six months ended July 31, 1999, four customers each generated more than 20% of the Company's revenues. Although recent acquisitions and sales efforts have expanded the Company's customer base, historically, a limited number of customers have provided a substantial portion of Peerless' revenues. There presently are only a limited number of customers in the digital document product market to which the Company markets its technology and services. Therefore, the ability of the Company to replace a lost customer or offset a significant decrease in the revenues from a customer is severely limited. A change in business from a customer providing a significant portion of the Company's revenues could have a material adverse effect on the Company's operating results.

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

Recurring Licensing Revenue: Over the past several quarters, the Company's
---------------------------
recurring licensing revenue model has shifted from per unit royalties paid upon OEM shipment of product to a model that results in revenues associated with the sale of SDKs and guaranteed quarterly minimum royalties and sales of block licenses. Block licenses are the sale of licenses for units to be shipped in the future resulting in bringing forward revenues to the current period once the fees are determined to be fixed and determinable and collection of the fees is probable. This has occurred due to aging products in the market place, reduced Adobe product penetration/rate in OEM products shipping and a design win mix that changed quickly to being predominately SDKs. Although the Recurring License Revenue model benefited the Company's cash flows and minimized the Company's risk associated with unexpected decreases in demand for customer products, the Company's revenues have and could continue to fluctuate significantly from quarter to quarter as the number and value of design wins vary.

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

Technological Changes: The marketplace for the Company's products and services
---------------------
has been characterized by rapidly changing technology, evolving industry standards and needs, and frequent new product introductions, knowledgeable OEMs with financial strength and negotiating leverage and competitive incursions. The ability of the Company and its OEM customers to meet industry changes and market demands in a timely manner with timely development projects has been depleted. The Company's success has always depended on the achievement of new design wins by the Company followed by the OEMs' development of associated new digital document products with attendant recurring license fees, and the regular and continued introduction of new and enhanced technology and services by the Company to its OEMs on a timely and cost-effective basis. Recent business activity has indicated a shortfall of the acceptance by the OEMs of the Company's technology further exacerbated by the less than projected deliveries of digital document products of the Company's OEM customers to the marketplace.

There can be no assurance that the product solutions and technology of competitors of the Company or the OEMs themselves will not render the Company's technology or its OEMs' products technically and/or cost-wise noncompetitive or obsolete. Any failure by the Company or its OEMs to anticipate or respond adequately to the rapidly changing technology and evolving industry standards and needs, or any significant delay in development or introduction of new and enhanced products and services, will result in a loss of competitiveness and/or revenues. Such actions would have a material adverse effect on the Company's operating results.

Third Party Licensing:  The Company currently sublicenses third party technology
---------------------
to its OEM customers. Such sublicense agreements are non-exclusive. If the Company is not in compliance with the agreement with the licensee, the Company could lose its rights to sublicense this technology to its OEM customers. Additionally, the licensing of this technology has become very competitive with a substantially larger competitor pursuing the sale of this third party technology. There is no assurance that the Company can keep competitive in the market place.

Receivables: The Company's accounts receivables declined to $9.1 million from
-----------
$11.7 million reflecting strong collections from several major customers, including the conversion of unbilled receivables to accounts receivable. Included in this amount is a receivable of $1.5 million related to the Conexant dispute. The Company feels that its accounts receivable reserves are adequate for the quarter ended July 31, 2000, although there can be no assurance regarding this assertion.

ASICs: The Company has developed a "fabless" distribution model for the sale of
-----
ASICs. The Company has no direct distribution experience and places reliance on third party distributors to maintain inventories to address OEM needs, manage manufacturing logistics, and distribute the product in a timely manner. There can be no assurance that these distribution agreements will be maintained or that the OEMs will elect to purchase from Peerless' distributor.

Dependence on Sole Source Providers: Currently, the Company is dependent on
-----------------------------------
three independent parties, Motorola, IBM Microelectronics, and NEC Microelectronics each of which provides unique application specific integrated circuits ("ASICs") incorporating the Company's imaging technology to certain of the Company's OEMs. Additionally, the Company has relationships with Adobe and Novell that address many critical aspects of the Company's OEM customers' needs. The Company has licensed from Adobe, for internal development purposes, the right to use Adobe's PostScript Software to enable the Company's products to provide Adobe's PostScript printing. The Company has licensed to Adobe several of the Company's technologies, and has developed technologies for Adobe for which the Company receives royalties. These sole source providers are subject to materials shortages, excess demand, reduction in capacity and/or other factors that may disrupt the flow of goods to the Company's customers and thereby adversely affect the Company's customer relationships. Any such disruption could limit or delay production or shipment of the products incorporating the Company's technology, which could have a material adverse effect on the Company's operating results.

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

If the services provided by these entities were to discontinue, the Company would have to bring these services in-house which could increase costs and delay deliverables. There can be no assurances that the political and business climates in Hong Kong will remain stable. However, should there be disruption in the aforesaid relationships, it is not expected to have a materially adverse affect on the Company, its financial condition or results of financial operations.

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

Dependence on Key Personnel: The Company is largely dependent upon the skills
---------------------------
and efforts of its senior management and other officers and key employees. While the Company has had a turnover and reduction of senior management and employees, the Company believes that its future success will continue to depend in large part upon its ability to retain and attract highly skilled managerial, engineering, sales, marketing and operations personnel, many of whom are in great demand. Competition for such personnel recently has increased significantly. The loss of key personnel or the inability to hire or retain qualified personnel has had and could continue to have a material adverse effect on the Company's operating results. The Company only maintains key person life insurance policies for one executive, Mr. Au.

International Activities: Peerless is substantially dependent on its
------------------------
international business activities. The international market for products incorporating the Company's technology is highly competitive, and the Company expects to face substantial competition in this market from established companies and technologies developed internally by its OEMs. Risks inherent in the Company's international business activities also include currency fluctuations, changes in the economic condition of foreign countries, the imposition of government controls, tailoring of products to local requirements, trade restrictions, changes in tariffs and taxes, and the burdens of complying with a wide variety of foreign laws and regulations, any of which could have a material adverse effect on the Company's operating results. Although all of the Company's contracts are, and the Company expects that its future contracts will be, denominated in U.S. dollars, there can be no assurance that its contracts with international OEMs in the future will be denominated in U.S. dollars. In the event that one or more contracts are denominated in foreign currencies, the Company will be subject to additional risks associated with currency fluctuations, which could have a material adverse effect on the Company's operating results.

During the past few years, the Pacific Rim economies have been financially depressed. As a result, some members of the imaging industry have reported negative financial impacts attributable to a decrease in demand from Pacific Rim customers. Peerless' Asian customers are comprised primarily of companies headquartered in Japan. These Japanese OEMs sell products containing Peerless' technology primarily in the North American, European, and Asian marketplaces. There can be no assurance that revenues from Japanese OEMs will not continue to decline in future quarters.

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

PART II - OTHER INFORMATION


     Item 1:   Legal Proceedings

     Peerless is subject to litigation in the ordinary course of its business. The Company believes that such litigation has not and will not have material adverse effects on the financial position, results of operations and the cash flows of the Company.

     In the matter of State of Wisconsin Investment Board v. Peerless Systems Corporation, et al. that is filed in the Chancery Court of the State of Delaware, the parties agreed that Peerless will provide weekly notice to the Court and to the plaintiff of the number of options returning to the pool of the available options in the Company's Equity Incentive Plan, will provide reasonable advance notice to the Court and to plaintiff before granting any further options, and that Peerless would not grant any options that would reduce the pool of available options below 782,800.

     In July 2000, the Company initiated litigation in the United States District Court for the Central District of California regarding certain claims arising out of the acquisition of HDE, Inc. in December 1999. The Company believes that it has valid claims in this matter.

     Additionally, the Company has learned that a shareholder class action lawsuit has been filed against the Company and two former officers of the Company in the United States District Court for the Southern District of California. The lawsuit alleges a scheme to artificially inflate the Company's stock price through the dissemination of false and misleading information. The lawsuit seeks compensatory damages, attorneys fees and expenses. Peerless believes all of the claims to be without merit. If served, the Company will respond appropriately.

     Item 2:   Changes in Securities

          None


     Item 3:   Defaults Upon Senior Securities

          None


     Item 4:   Submission of Matters to a Vote of Security Holders


          The Company held its annual shareholders meeting on June 20,2000. A copy of the certified list of shareholders was presented at the meeting.


          The Inspector of Election, Wells Fargo Shareowner Services, Inc., St. Paul, Minnesota, reported that 12,381,469 shares out of a total of the 14,894,543 issued and outstanding shares on the date of record, May 15, 2000 of Common Stock were represented in person or by proxy at the meeting. Each share of Common Stock was entitled to one vote.

          The shareholders voted on the following matters:

          1) Election of directors: Robert V. Adams, Adam Au, Robert G. Barrett, and Robert L. North were nominated and elected as directors, representing the Board of Directors in its entirety. The votes were counted as follows:

                                 Votes                Votes
                                  For               Withheld
                                  ---               --------


     Robert V. Adams          11,983,466          398,003

     Adam Au                  11,985,466          396,003

     Robert G. Barrett        11,984,539          396,930

     Robert L. North          11,982,466          399,003


          2) Ratification of Selection of Independent Auditors: The selection of Ernst & Young LLP as the independent auditors was ratified by a vote of 12,339,215 votes for and 19,750 votes against with 22,504 votes abstaining.


          3)   Approval of the 1996 Employee Stock Purchase Plan, As Amended:
               The amendment increases the number of shares authorized for issuance under the Plan by 500,000 shares. The 1996 Employee Stock Purchase Plan, as amended, was approved by a vote of 9,961,792 votes for and 2,078,317 votes against with 341,360 votes abstaining.



     Item 5:   Other Information

           None


     Item 6:   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27.1  Financial Data Schedule


          (b)  Reports on Form 8-K

               A Report on Form 8-K was filed on July 5, 2000, pursuant to "Item 6" whereby the Company announced the resignation of Margaret Turner as Vice President of Engineering for Peerless Systems Corporation effective June 23, 2000.

               A Report on Form 8-K was filed on July 14, 2000, pursuant to "Item 6" whereby the Company announced the resignation of Gordon
               L. Hanson as Vice President and General Manager for Peerless Systems Imaging Products, Inc. effective July 11, 2000.

               A Report on Form 8-K was filed on August 1, 2000, pursuant to "Item 6" whereby the Company announced the resignation of Carolyn
               M. Maduza as Senior Vice President, Finance and Administration and Chief Financial Officer for Peerless Systems Corporation effective July 28, 2000.

          SIGNATURES



          Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



     PEERLESS SYSTEMS CORPORATION


              /s/   Howard J. Nellor
     By: -----------------------------------------     Date:  September 14, 2000
                  Howard J. Nellor
               Interim President and
              Chief Executive Officer
            (Principal Executive Officer)



               /s/  William R. Neil
     By:  ----------------------------------------     Date:  September 14, 2000
                    William R. Neil
               Vice President of Finance,
                Chief Financial Officer
        (Principal Financial and Accounting Officer)