Form 10-Q
period 2000-10-31
PEERLESS SYSTEMS CORP
filed 2000-12-15
CIK 897893

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended October 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  The number of shares of Common Stock outstanding as of December 11, 2000 was 14,908,983

================================================================================

                  SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the "safe harbor" created by those sections. The Company disclaims any obligation to update these forward-looking statements as a result of subsequent events. The risks and uncertainties on pages 19 through 24, among other things, should be considered in evaluating the Company's prospects and future financial performance.

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Report on Form 10-Q contains such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. The forward-looking statements include, but are not limited to, statements related to industry trends and future growth in the markets for digital document products, embedded imaging systems and enterprise networks and storage; the Company's product development efforts; the effect of GAAP accounting pronouncements on the Company's recognition of revenues; the Company's future research and development; business trends; and future financial performance. Words such as "anticipate," "estimate," "expects," "projects," "intends," "plans," "believes" and words of similar substance used in connection with any discussion of future operations or financial performance identify forward-looking statements. In particular, statements regarding expectations and opportunities, new product expectations and capabilities, the Company's outlook regarding performance and growth and comments relating to the projected imaging and storage development and sales opportunities for the Company are forward-looking statements. These forward-looking statements are just predictions and involve risks and uncertainties such that actual results may differ materially from these statements. Important factors that could cause actual results to differ materially from those reflected in forward-looking statements made in this Report on Form 10-Q include the risk factors set forth herein and also, but are not limited to: a) changes in the marketplace in which Peerless offers its products; b) the failure of Peerless' business strategy to produce the projected financial results; c) the failure of Peerless to maintain its margins due to changes in its business model in reaction to competitive pressures; d) the delay in or the non-acceptance by the market of new product and technology offerings;
e) the inability of the Company to retain and attract the technical talent to compete effectively in the marketplace for imaging and storage; f) the failure of Peerless' markets to achieve expected growth rates; and g) other factors affecting Peerless' business and these forward-looking statements as set out from time to time in Peerless' filings with the Securities and Exchange Commission, including the Company's annual and quarterly reports on Forms 10-K and 10-Q and the Company's other filings with the SEC. Stockholders are urged not to place undo reliance on forward-looking statements, which speak only as of the date hereof. The Company is under no obligation, and expressly disclaims any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.

                         PEERLESS SYSTEMS CORPORATION

                                     INDEX
                                     =====

--------------------------------------------------------------------------------
PART I  -  FINANCIAL INFORMATION
--------------------------------------------------------------------------------
Item 1:       Financial Statements                                      Page No.
              --------------------

              Consolidated Balance Sheets
               October 31, 2000 and January 31, 2000 ......................   4

              Consolidated Statements of Operations
               Three and Nine Month Periods Ended October 31,
               2000 and October 31, 1999...................................   5

              Consolidated Statements of Cash Flows
               Nine Month Period Ended October 31, 2000 and
               October 31, 1999............................................   6

              Notes to Consolidated Financial Statements...................   8

Item 2:       Management's Discussion and Analysis of Financial Condition
              -----------------------------------------------------------

               and Results of Operations...................................  13
               -------------------------




PART II  -  OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1:       Legal Proceedings............................................  25
              -----------------

Signatures    .............................................................  26

                                   TRADEMARKS

Memory Reduction Technology(R), PEERLESS SYSTEMS (R), Peerless Powered(R), WINEXPRESS(R), PeerlessPrint(R), QuickPrint(R) and RedipS(R) are registered trademarks of Peerless Systems Corporation. CPL(TM), Acceleprint(TM), SPS(TM) and Synthesys(TM) are trademarks of Peerless Systems Corporation and are subjects of applications pending for registration with the United States Patent and Trademark Office. DirectoryPlus NAS, DirectoryPlus Imaging, Imageworks(TM) and Webworks(TM) are trademarks of Peerless Systems Corporation. Peerless Systems (in English and Japanese Katakana), Peerless (in logo), PEERLESSPRINT and PEERLESSPAGE (all in English and Japanese Katakana), are registered trademarks and service marks with the Japanese Patent Office. This Form 10-Q also refers to various products and companies by their trademark names. In most, if not in all cases, their respective companies claim these designations as trademarks or registered trademarks.

Part I - Financial Information
Item 1 - Financial Statements

                         PEERLESS SYSTEMS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (Unaudited)

                                                                                   October  31,             January 31,
                                                                                      2000                     2000
                                                                                  --------------          --------------
                                    ASSETS
Current assets:
            Cash and cash equivalents                                             $       14,093          $       13,620
            Restricted cash                                                                  742                      -
            Short term investments                                                         6,975                  12,329
            Trade accounts receivable, net                                                 9,672                  10,168
            Unbilled receivables                                                             105                   2,343
            Income tax receivable                                                          1,857                      21
            Deferred tax asset                                                                -                      682
            Prepaid expenses and other current assets                                        438                     682
                                                                                  --------------          --------------
                           Total current assets                                           33,882                  39,845

Investments                                                                                2,371                   2,922
Long term receivable                                                                       1,500                   1,500
Property and equipment, net                                                                6,064                   6,565
Deferred tax asset                                                                            -                    1,050
Other assets                                                                                 604                     683
                                                                                  --------------          --------------
            Total assets                                                          $       44,421          $       52,565
                                                                                  ==============          ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
            Accounts payable                                                      $          668          $          615
            Other current liabilities                                                      6,053                   4,320
            Deferred revenue, current portion                                              1,207                     671
                                                                                  --------------          --------------
                           Total current liabilities                                       7,928                   5,606
Deferred rent                                                                                330                     366
Other tax liabilities                                                                      2,380                   2,799
                                                                                  --------------          --------------
            Total liabilities                                                             10,638                   8,771
                                                                                  --------------          --------------
Stockholders' equity:
            Common stock                                                                      15                      15
            Additional paid-in capital                                                    48,470                  47,953
            Deferred compensation                                                            (74)                   (123)
            Accumulated deficit                                                          (14,628)                 (4,051)
                                                                                  --------------          --------------
                           Total stockholders' equity                                     33,783                  43,794
                                                                                  --------------          --------------
                           Total liabilities and stockholders' equity             $       44,421          $       52,565
                                                                                  ==============          ==============

 The accompanying notes are an integral part of these consolidated financial statements.

                         PEERLESS SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (Unaudited)

                                                                          Three Months Ended                 Nine Months Ended
                                                                              October  31,                       October 31,
                                                                         ----------------------           ------------------------
                                                                            2000           1999               2000            1999
                                                                         -------        -------           --------         -------
Revenues:
  Product licensing                                                      $ 6,985        $ 7,476           $ 16,633         $20,681
  Engineering services, maintenance, and other                             2,480          4,236              7,339          13,171
                                                                         -------        -------           --------         -------
          Total revenue                                                    9,465         11,712             23,972          33,852
                                                                         -------        -------           --------         -------
Cost of revenues:
  Product licensing                                                        1,954             58              4,481             223
  Engineering services, maintenance, and other                             2,636          3,163              8,791           9,848
                                                                         -------        -------           --------         -------
          Total cost of revenues                                           4,590          3,221             13,272          10,071
                                                                         -------        -------           --------         -------
Gross margin                                                               4,875          8,491             10,700          23,781
                                                                         -------        -------           --------         -------
Operating expenses:
  Research and development                                                 3,122          2,618              9,279           7,150
  Sales and marketing                                                      1,504          1,539              4,612           4,626
  General and administrative                                               2,060          1,089              7,313           4,373
  Other - non recurring costs                                                 -              -                  -            2,014
                                                                         -------        -------           --------         -------
          Total operating expenses                                         6,686          5,246             21,204          18,163
                                                                         -------        -------           --------         -------
Income (loss) from operations                                             (1,811)         3,245            (10,504)          5,618
Interest income, net                                                         242            309                865             923
                                                                         -------        -------           --------         -------
Income (loss) before income taxes                                         (1,569)         3,554             (9,639)          6,541
Provision for income taxes                                                   452          1,260                938           2,328
                                                                         -------        -------           --------         -------
          Net income (loss)                                              $(2,021)       $ 2,294           $(10,577)        $ 4,213
                                                                         =======        =======           ========         =======

Basic earnings per share                                                 $ (0.14)       $  0.16           $  (0.71)        $  0.31
                                                                         =======        =======           ========         =======

Diluted earnings per share                                               $ (0.14)       $  0.15           $  (0.71)        $  0.27
                                                                         =======        =======           ========         =======

Weighted average common shares
     outstanding - basic                                                  14,899         14,495             14,824          13,637
                                                                         =======        =======           ========         =======

Weighted average common shares
      outstanding - diluted                                               14,899         15,685             14,824          15,380
                                                                         =======        =======           ========         =======

 The accompanying notes are an integral part of these consolidated financial statements.

                         PEERLESS SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)


                                                                                   Nine Months Ended
                                                                                      October  31,
                                                                                ------------------------
                                                                                  2000            1999
                                                                                ---------       --------
 Cash flows from operating activities:
    Net (loss) income                                                           $(10,577)       $ 4,213
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Depreciation and amortization                                            1,444          1,111
          Amortization of investment discounts and premiums                           -             (98)
          Amortization of deferred compensation                                       49             49
          Compensation expense for option amendment and
             common stock issued to employees                                        245             48
          Deferred taxes                                                           1,732             -
          Business combination adjustment                                             -               1
          Changes in operating assets and liabilities:
             Restricted cash                                                        (742)            -
             Trade accounts receivable                                               496         (3,955)
             Unbilled receivables                                                  2,238           (647)
             Income tax receivable                                                (1,836)            -
             Prepaid expenses and other current assets                               244            (89)
             Other assets                                                             79            528
             Accounts payable                                                         53             12
             Other current liabilities                                             1,733           (427)
             Other tax liabilities                                                  (419)           197
             Income tax payable                                                       -             188
             Deferred rent                                                           (36)            43
             Deferred revenue                                                        536         (2,227)
                                                                                --------        -------
                Net cash used by operating activities                             (4,761)        (1,512)
                                                                                --------        -------

 Cash flows from investing activities:
    Purchases of property and equipment                                             (943)        (2,249)
    Purchases of software licenses                                                    -            (380)
    Purchases of available-for-sale securities                                   (27,696)       (19,596)
    Proceed from held-to-maturity securities                                          -           4,000
    Proceeds from available-for-sale securities                                   33,601         18,700
                                                                                --------        -------
                Net cash provided (used) by investing activities                  (4,962)           934
                                                                                --------        -------

 Cash flows from financing activities:
    Proceeds from issuance of common stock                                           227            800
    Proceeds from exercise of common stock options                                    45            688
    Repayment of outstanding note payable to stockholder                              -            (300)

                                                                                --------        -------
                Net cash provided by financing activities                            272          1,188
                                                                                --------        -------
                Net increase (decrease) in cash and cash equivalents                 473            610
 Cash and cash equivalents, beginning of period                                   13,620          6,132
                                                                                --------        -------
 Cash and cash equivalents, end of period                                       $ 14,093        $ 6,742
                                                                                ========        =======

 The accompanying notes are an integral part of these consolidated financial statements.

                         PEERLESS SYSTEMS CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                (in thousands)
                                  (Unaudited)

                                                                                    Nine Months Ended
                                                                                       October  31,
                                                                                ------------------------
                                                                                  2000            1999
                                                                                ---------       --------
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Income taxes                                                              $1,144            $1,550
      Interest                                                                  $   -             $   15
                                                                                ======            ======

Supplemental schedule of noncash investing and financing activities:
   Common stock issued to employees                                                               $   48
                                                                                                  ======
   Conversion of note payable to stockholder to common stock                                      $   50
                                                                                                  ======
   Conversion of convertible preferred stock Series A to common stock                             $3,217
                                                                                                  ======
   Conversion of convertible preferred stock Series B to common stock                             $3,520
                                                                                                  ======

 The accompanying notes are an integral part of these consolidated financial statements.

                         PEERLESS SYSTEMS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                (in thousands)
                                  (Unaudited)

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

2. Significant Accounting Policies

Financial results for this year's nine month period ended October 31, 2000 included an additional week due to a change in the Company's reporting cycle, which should be taken into account when analyzing the Company's results of operations between fiscal year 2000 and the current fiscal year.

Revenue Recognition: The Company recognizes revenues in accordance with Statement of Position 97-2 "Software Revenue Recognition" as amended by Statement of Position 98-4.

Development license revenues from the licensing of source code or software development kits ("SDKs") for the Company's standard products are recognized upon delivery of the software if no significant modification or customization of the software is required and collection of the resulting receivable is probable. If modification or customization is essential to the functionality of the software, development license revenues are recognized over the course of the modification work.

The Company also enters into engineering services agreements with certain of its OEMs to provide a turnkey solution, adapting the Company's software and supporting electronics to specific OEM requirements. Revenues on such contracts are recognized over the course of the development work on a percentage-of-completion basis. Progress-to-completion under the percentage-of-completion basis is determined based on the direct costs, consisting primarily of labor and materials, expended on the services under each contract. The Company provides for any anticipated losses on such contracts in the period in which such losses are first determinable. During the quarter ended October 31, 2000 the Company provided $289 thousand for losses on two contracts that had experienced delays in completion. Maintenance revenues are recognized ratably over the term of the maintenance contract.

Recurring licensing revenues are derived from per unit fees paid by the Company's OEM customers upon manufacturing and subsequent commercial shipment of products incorporating Peerless technology. These recurring licensing revenues are recognized on a per unit basis as products are shipped commercially. In certain cases, the Company may sell a block license, that is, a specific quantity of licensed units that may be sold in the future, or the Company may require the customer to pay minimum royalty commitments. Associated payments are typically made in one lump sum or extend over a period of four or more quarters. The Company recognizes revenues associated with recurring licensing revenue commitments on delivery and acceptance of software, when collection of the resulting receivable is probable and when the fee is fixed and determinable. In cases where the royalty commitments are not fixed and determinable, revenue is recognized as payments become due. Further, when earned royalties exceed minimum royalty commitments, revenues are recognized on a per unit basis as products are shipped commercially.

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

The provision for taxes for the three and nine months ended October 31, 2000 are based on foreign taxes paid, net of the benefit to the Company that will be realized from the loss carry-back and changes in the valuation reserve. The provision for income taxes for the three and nine months ended October 31, 1999 were based on the estimated annual effective tax rate and include federal, state and foreign income taxes.

Future Developments:

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivative instruments will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative instrument is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No.
137. The Company believes that the adoption of SFAS No. 133 will not have a material impact on the Company's results of operations, financial position or cash flows.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. On March 24, 2000, SAB 101A was released delaying for one fiscal quarter the implementation date of SAB 101. Since the issuance of SAB 101 and SAB 101A, the staff of the Securities and Exchange Commission continued to receive requests from a number of groups asking for additional time to determine the effects, if any, on registrants revenue recognition practices. As a result on June 26, 2000, SAB 101B was released further delaying the effective date of SAB 101. The Company is required to adopt SAB 101 by the fourth quarter of fiscal year 2001. The Company believes the adoption of SAB 101 will not have a material impact on the financial statements and results of operations.

On July 20, 2000, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) reached a consensus on Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Issue interprets SAB 101 and addresses when a company should report revenue as the gross amount billed to a customer versus the net amount earned by the company in the transaction. The EITF amended the consensus to allow the transition to mirror the required implementation of SAB 101. The Company is currently evaluating the impact of EITF 99-19 on its financial statements and related disclosures. The Company does not expect the impact on the financial statements and results of operations to be material. EITF 99-19 is required to be adopted by the Company by the fourth quarter of fiscal 2001.

                         PEERLESS SYSTEMS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                (in thousands)
                                  (Unaudited)

3.  Investments

Investments consisted of the following:

                                                                           October 31,           January 31,
                                                                              2000                  2000
                                                                              ----                  ----
Available-for-sale securities:

   Maturities within one year:

      U.S. government debt securities                                      $      -              $    1,500
      Commercial paper and equivalents                                          4,922                   -
      State and local U.S. government debt securities                           1,058                   830
      Corporate debt securities                                                   995                 9,999
                                                                           ----------            ----------
                                                                                6,975                12,329
                                                                           ----------            ----------

   Maturities after one year through five years:

      State and local U.S. government debt securities                           1,058                   500
                                                                           ----------            ----------
                                                                                1,058                   500
                                                                           ----------            ----------

   Maturities after five years:

      State and local U.S. government debt securities                           1,313                 2,422
                                                                           ----------            ----------
                                                                                1,313                 2,422
                                                                           ----------            ----------

         Total available-for-sale securities                                    9,346                15,251
                                                                           ----------            ----------

Total Investments                                                          $    9,346            $   15,251
                                                                           ==========            ==========


The fair value of securities at October 31, 2000 and January 31, 2000 approximated cost.
Unrealized gains or losses on securities were immaterial for all periods presented.

                         PEERLESS SYSTEMS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                (in thousands)
                                  (Unaudited)

4.  Earnings Per Share

Earnings per share is calculated as follows:

                                             Three Months Ended October 31,               Three Months Ended October 31,
                                                      2000                                          1999
                                          ------------------------------------         ------------------------------------
                                              Net                  Per-Share                Net               Per-Share
                                              Loss       Shares     Amount                Income    Shares      Amount
                                              ----       ------     ------                ------    ------      ------
Basic EPS
Earnings available to common
     stockholders                          $  (2,021)    14,899     $(0.14)               $ 2,294    14,495   $   0.16


Effect of dilutive securities
Common stock options                             -          -          -                      -       1,190        -
Note payable to stockholder                      -          -          -                      -         -          -
Convertible preferred stock Series A             -          -          -                      -         -          -
Convertible preferred stock Series B             -          -          -                      -         -          -
                                           ----------    ------     -------               -------    ------   --------
Diluted EPS
Earnings available to common
     stockholders with assumed                   -          -          -                      -         -          -
     conversions                           $  (2,021)    14,899     $(0.14)               $ 2,294    15,685   $   0.15
                                           ==========    ======     =======               =======    ======   ========
                                              Nine Months Ended October 31,                 Nine Months Ended October 31,
                                                          2000                                          1999
                                          -----------------------------------         ------------------------------------
                                              Net                  Per-Share                Net               Per-Share
                                              Loss       Shares     Amount                Income    Shares      Amount
                                              ----       ------     ------                ------    ------      ------
Basic EPS
Earnings available to common
     stockholders                          $ (10,577)    14,824     $(0.71)               $ 4,213    13,637   $   0.31


Effect of dilutive securities
Common stock options                             -          -          -                      -       1,103        -
Note payable to stockholder                      -          -          -                        1         3        -
Convertible preferred stock Series A             -          -          -                      -         443        -
Convertible preferred stock Series B             -          -          -                      -         194        -
                                           ----------    ------     -------               -------    ------   --------
Diluted EPS
Earnings available to common
     stockholders with assumed
     conversions                           $ (10,577)    14,824     $(0.71)               $ 4,214    15,380   $   0.27
                                           ==========    ======     =======               =======    ======   ========

                         PEERLESS SYSTEMS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                (in thousands)
                                  (Unaudited)

5.  Restricted Cash

On March 16, 2000, Netreon, Inc. entered into an agreement to lease approximately 12 thousand square feet of office space in Mountain View, California. The term of the lease agreement is seven years. The Company has guaranteed the lease commitment of Netreon, Inc. and has secured the first twelve months of the agreement with a $742 standby letter of credit. This letter of credit has been secured by a certificate of deposit of a like amount. For the subsequent four years, the value of the standby letter of credit and the certificate of deposit shall be reduced to $594, $445, $297 and $148, respectively. The Company has engaged a real-estate company to attempt to sublease the premises.

6.  Legal Proceedings

Peerless is subject to litigation in the ordinary course of its business. The Company believes that such litigation has not and will not have material adverse effects on the financial position, results of operations and the cash flows of the Company.

Two shareholder class action lawsuits were filed on August 28, 2000 and on September 19, 2000 against the Company and two former officers of the Company in the United States District Court for the Southern District of California. These lawsuits allege a scheme to artificially inflate the Company's stock price through the dissemination of false and misleading information. The lawsuit seeks compensatory damages, attorney's fees and expenses. The Company has retained Wilson, Sonsini, Goodrich & Rosati, LLP, Palo Alto, CA as counsel in this matter. Peerless believes all of the claims to be without merit.

In July 2000, the Company initiated litigation in the United States District Court for the Central District of California regarding certain claims arising out of the acquisition of HDE, Inc. in December 1999. The Company believes that it has valid claims in this matter. The matter remains in the pleading stage.

The Company filed a lawsuit in January 2000 against Conexant Systems, Inc., Newport Beach, CA in the Orange County Superior Court regarding the failure and refusal of Conexant to pay to the Company a portion of a Source License Fee and guaranteed royalty payments pursuant to an agreement between the parties. Conexant has filed a cross complaint alleging misrepresentation of facts regarding the Company's Intellectual Property. Discovery is continuing. The Company is confident that it will prevail in this matter. The Company has not accrued any liability associated with this lawsuit, as management believes that the reserve for doubtful accounts at January 23, 2000 is adequate. The receivable has been reclassified as a long-term receivable in that management does not expect that the lawsuit will be concluded, and the balance outstanding to Peerless will be collected, within the next fiscal year.

The Company was sued by a major shareholder, the State of Wisconsin Investment Board ("SWIB") in the Court of Chancery of the State of Delaware in New Castle County in December 1999. The Company's former Chief Executive Officer, Edward A. Gavaldon, has also been named as a defendant. The complaint alleges that Peerless wrongfully influenced the passage of a proposal to increase the number of shares in the stock option plan at the 1999 Annual Meeting of Shareholders and provided misleading information to SWIB. Mr. Gavaldon is alleged to have benefited wrongfully from these actions. SWIB seeks to nullify the shareholder approved Amendment to the Peerless Equity Incentive Plan and is asking for unspecified damages.

SWIB and the Company have agreed that Peerless will provide weekly notice to SWIB and the Court of the number of options returning to the pool of the available options in the Company's Equity Incentive Plan and will provide reasonable advance notice to SWIB and the Court before granting any further options that would reduce the pool of available options in the Equity Incentive Plan below 1.0 million.

Cross-motions for summary judgment were filed, argued and ruled on by the Court. The Court granted the Company's summary judgment motion for a determination that defendants did not omit material information and make false and misleading statements of material fact about the June 17, 1999 adjournment. The Court denied the remaining motions of SWIB and the Company.

On December 12, 2000, the lawsuit filed in the Alameda County Superior Court against the Company and its wholly owned subsidiary, Netreon, Inc. ("Netreon") by Howard Sidorsky, a current employee of Netreon, Inc. was settled.

7.  Concentration of Revenues

During the third quarter of fiscal 2001, four customers generated greater than 10% of the revenues and collectively contribute 60% of revenues. Non-recurring block license revenues for the same time period were 46% of revenues. During the third quarter of fiscal 2000, three customers generated greater than 10% of the revenues and collectively contribute 38% of revenues. Non-recurring block license revenues for the same period were 9% of revenues.

During the nine month period ending fiscal 2001, two customers generated greater than 10% of the revenues and collectively contribute 38% of revenues. Non-recurring block license revenues for the same period were 44% of revenues. During the nine month period ending fiscal 2000, two customers generated greater than 10% of revenues and collectively contribute 33% of revenues. Non-recurring block license revenues for the same period were 3% of revenues.

PEERLESS SYSTEMS CORPORATION
--------------------------------------------------------------------------------

Item 2:   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
          Results of Operations
          ----------------------

This Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report on Form 10-Q are based on current expectations, estimates, forecasts and projections about the industry in which Peerless operates, management's beliefs and assumptions made by management. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

The Company is a provider of software/hardware-based embedded imaging, storage, and networking systems to original equipment manufacturers of digital document products. The Company has experienced a decline in demand by OEMs for Peerless' embedded imaging for digital document product offerings. Initially, this decline surfaced as a shift in demand from traditional turnkey solutions to Software Development Kits ("SDKs"). Soon thereafter, there emerged a decline in demand for SDKs as well as for turnkey solutions.

As discussed below, there has been a general decline in the rates of growth for the work group printer and copier market segments, in which Peerless is primarily engaged. While the market for these products has continued to grow in absolute numbers, the rates of growth have not been as robust as had been experienced in the past. With the decline in the rates of growth, the OEMs that produce products in these markets reacted by engaging in internal controller development and consolidating through mergers and acquisitions. In addition, the OEMs are now introducing fewer new product platforms than they had in the past. For those products that do go forward for development and customer introduction, the OEMs, in most instances, have not selected the Company's solutions. This occurred in some cases because the OEMs perceived that the Company's solutions did not meet their technical requirements. In other cases it occurred because the OEMs judged that the cost of the Company's solution was higher than what the OEMs wanted to or could afford to pay, whether by the OEM's developing the technology themselves or by utilizing a lower cost off-shore embedded software competitor.

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

The Company was founded in April 1982. It is a provider of software/hardware-based embedded imaging, storage, and networking systems to original equipment manufacturers of digital document products. Digital document products include monochrome and color printers, copiers, fax machines, and scanners, as well as multifunction products that perform a combination of these imaging functions. In order to process digital text and graphics, digital document products rely on a core set of imaging software, hardware and supporting electronics, collectively known as an embedded imaging system. Embedded networking systems supply the core software technologies to digital document products that enable them to communicate over local area networks and the Internet. The Peerless family of products and engineering services provides advanced embedded imaging and networking technologies that enable the Company's OEM customers to develop networked digital printers, copiers and multifunction products (MFPs) quickly and cost-effectively.

In addition, the company has developed a set of Network Directory software development kits (SDKs), each of which targets a specific type of device such as Network Attached Storage, Printer and Scanner. Each SDK provides all of the networking protocols, security software, and client or server software necessary for a device to access network directory services. Directory access allows a device to advertise itself to users and services on the network, to provide and control access to itself, to authenticate clients, to authenticate itself to servers, and to be administered over the network.

The Company's product licensing revenues are comprised of both recurring per unit licensing revenues and development licensing fees for source code or software development kits (SDKs). Recurring licensing revenues are derived from per unit fees paid periodically by the Company's OEMs upon manufacturing and subsequent commercial shipment of products incorporating the Company's technology. Recurring licensing revenues are also derived from arrangements in which the Company enables third-party technology, such as solutions from Adobe or Novell, to be used with its products. In certain cases, the Company may sell a block license, that is, a specific quantity of licensed units that may be sold in the future. Associated payments are typically made in one lump sum or extend over a period of four or more quarters. When the collection of the payments is probable and the fee is fixed and determinable, revenue is recognized. The Company's development licensing fees are paid by OEMs for access to the Company's source code or SDKs, which in turn generate recurring licensing revenues if the Company's software is incorporated into OEM products that are subsequently developed and commercially shipped.

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

Historically, a limited number of customers have provided a substantial portion of the Company's revenues. Therefore, the availability of and the successful closing of new contracts, or modifications and additions to existing contracts with these customers may materially impact the Company's financial position and results of operations from quarter to quarter.

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

The Company generates revenue from its OEMs through the sale of embedded imaging solutions in either turnkey or software development kit form. Historically, OEM demand for turnkey solutions had exceeded demand for SDK solutions. However, in the fiscal year 2001, the Company experienced a shift from an OEM demand of turnkey solutions to the sale of SDKs, particularly for its mature monochrome solutions. The Company has attempted to expand its solution offerings by incorporating related embedded imaging and networking technologies licensed from third parties. However the Company has nevertheless experienced a continuing decline in the demand for its SDK solutions in this fiscal year.

The current market in which the Company operates has been consolidating, and the demand for the technology and products offered by the Company has been declining. Peerless provides the worldwide market for printers (21-69 PPM) and MFP (21-110 PPM) unit volume which is projected by International Data Corporation to grow at a rate of 19% down from previous growth calculations of 26% (1999-2003), 37% (1998-2002), and 40% (1997-2001). Revenue for the same market segments and periods is expected to grow 17% down from previous growth projections of 20% (1999-2003), 42% (1998-2002), and 54% (1997-2001). It should also be noted that there is a good indication that retail prices are declining in these segments.

The Company has experienced a change in its financial environment as well. It had been expected that SDK sales would result in an increase in the OEM products shipping, as OEMs that utilize Peerless SDKs developed and introduced multiple products. However, last fiscal year's shift to SDKs and this fiscal year's decline in SDK sales has exacerbated the Company's declining sales and losses. The engineering services business declined as OEMs have taken technology development in house. Through the utilization of SDKs, and in situations that the SDKs did not address the current and particular needs of the OEM, the OEMs have chosen Peerless' competitors or have elected to develop the needed technologies themselves.

Thus, the Company is continuing to meet sales resistance from its customers that have subsequently reduced the number of new products being developed and in some instances, have preferred to perform in-house development projects for the projects that they are developing and/or plan to launch. Although there are fewer opportunities for the Company to sell its turnkey services and SDKs, the Company continues to support its current OEM controller customers in the digital printing devices business with its existing technology and has sized the organization to provide the necessary support and maintenance.

In response to the decrease in the number of new design wins and the resultant decrease in turnkey work efforts, the Company has reduced staffing levels at its El Segundo facility through planned reductions and attrition. During the ten month period through December 1, 2000, El Segundo staffing decreased 52% (92 employees)

Of this decrease, 38% was engineering, 9% was sales and marketing, which amount represented a 66% reduction of the sales force, addressing the decline of new sales opportunities and 30% was general and administrative. The Company also decreases in staffing levels at Netreon, Inc. of 8% (four employees), primarily engineers offset by an increase in sales and general and administration staffing from the beginning of this fiscal year 2001 through December 1, 2000. At Peerless Systems Imaging Products, Inc., the Company experienced a 25% reduction (six employees), from engineering and general and administration staffing from the beginning of this fiscal year 2001 through December 1, 2000.

As a result of the decline in the embedded controller business, the Company is exploring opportunities to enhance the value of the Company, including new market opportunities, mergers, acquisitions and/or the sale of all or a portion of Company assets.

Netreon, Inc. focuses on the development and sale of Directory storage technology to enterprise storage manufacturers, primarily in NAS and SAN market. According to market analysts, the combined market for network attached storage
(NAS) and storage area network (SAN) devices is currently $7 billion and growing 60 percent per year. Customers are using NAS and SAN devices to meet the demand for quickly accessible storage as a storehouse for reproducing data to offload file storage from application servers and to support increased Web demands. With network storage doubling every year, managing storage in the enterprise has become a major issue for enterprise end users. Enterprise end users demand network storage manufacturers provide better integration of network storage with existing network directory platforms. Netreon Inc.'s Directory storage technology supports the two leading directory platforms, Active Directory of Windows 2000 and Novell Directory Service. Based on the initial indication from our potential customers and the market demands on Windows 2000, it is expected that the Company's Directory storage products are positioned to be generally accepted among the leading storage manufacturers. In addition, this Directory storage technology may be applicable to Netreon Inc.'s traditional network printer OEMs for incremental revenue opportunities. Netreon, Inc. is also developing IPP-FAX for imaging, a technology that enables more effective communication and printing over the Internet.

There is no assurance that the Company can or will be successful in the pursuit of these new opportunities meant to result in a return to a growth in revenues, profitability and an increase in shareholder value.


Results of Operations

Comparison of Three and Nine Month Periods Ended October 31, 2000 and October 31, 1999

Financial results for this year's nine month period ended October 31, 2000 included an additional week due to a change in the Company's reporting cycle, which should be taken into account when analyzing the Company's results of operations.

Consolidated revenues for the third quarter ended October 31, 2000 decreased 19% to $9.5 million compared to $11.7 million reported for the same quarter in fiscal year 2000. Consolidated revenues for the current nine-month period decreased 29% to $24.0 million compared to $33.9 million reported for the nine-month period ended October 31, 1999. The Company reported a net loss for the third quarter of fiscal year 2001 of $(2.0) million or $(0.14) per share compared to net income of $2.3 million or $0.15 per share reported for the third quarter a year ago. The net loss for the nine month period ended October 31, 2000 was $(10.6) million, or $(0.71) per share, compared to net income of $4.2 million or $0.27 per share a year ago. Net income reported for the nine months ending October 31, 1999 included $2.0 million for transaction expenses associated with the acquisition of Auco Inc., now Netreon, Inc.

The decrease in revenues resulted from the lower level of engineering services associated with turnkey efforts performed during the nine months ended October 31, 2000. As had been discussed, this was a result of the lower level of turnkey bookings and the higher proportion as a percentage of total sales of SDK design wins during fiscal year ended January 31, 2000. In this fiscal year, there has been both a lower level of turnkey and SDK bookings. As noted above, OEMs have brought work in house due to industry consolidation and economic pressures and as the Company's technology offerings did not match the OEM's changing needs. SDKs are normally accompanied by a significant reduction in engineering fees versus Turnkey solutions as the OEM's engineers instead perform the OEM development efforts. In addition to not receiving engineering services revenue on what would have been an outsourced project, the Company also does not receive royalty revenue until after OEMs complete their development effort from the SDK and market their products.

The Company's product licensing revenues for the third quarter ending October 31, 2000 included the sales of $4.0 million of block license sales that are of a nonrecurring nature. Block licenses are the sale of per unit licenses for units to be shipped in the future. Block licenses result in bringing forward revenues to the current period once the fees are determined to be fixed and determinable and collection of the fees is probable. Peerless anticipates decreases in revenues for at least the next six months.

The Company's total cost of revenues was $4.6 million and $13.3 million for the three and nine months ended October 31, 2000, representing increases of 43% and 32%, respectively, from the prior fiscal years levels. Cost of revenues increased for the three months ended October 31, 2000 due to licensing costs associated with the block sale of third party licenses.

The Company's gross margin as a percentage of total revenues decreased to 52% for the quarter ended October 31, 2000 from the 73% reported for the same quarter in 1999. The gross margin as a percentage of total revenues decreased to 45% for the nine-month period ended October 31, 2000 compared with 70% reported for the comparable period last year. The decreases were in part a result of the 19% and 29% decreases in revenues for the comparable three and nine month periods, respectively. In addition, there are lower margins on product licensing revenues as a result of the cost associated with the sale of third party licenses that were recorded during the three months ended October 31, 2000. Cost of revenues for engineering services and maintenance slightly increased to 28% for the quarter ended October 31, 2000 from the 27% reported for the comparable quarter in 1999. Cost of revenues for engineering services and maintenance increased to 37% for the nine-month period ended October 31, 2000 from the 29% reported for the nine-month period ended October 31, 1999. But as previously mentioned, a decrease in engineering services revenue occurred due to the change in the design win mix from fiscal year 2000 and the low level of turnkey bookings in the nine months of fiscal year 2001.

Total operating expenses for the three and nine months ended October 31, 2000 were $6.7 million and $21.2 million, respectively, compared to $5.2 million and $16.1 million for the comparable periods a year ago, excluding the $2.0 million transaction expenses recorded during the nine months ended October 31, 1999 discussed above.

Research and Development expenses increased to 33% of total revenues for the quarter ended October 31, 2000 compared with 22% of total revenues reported for the same quarter in 1999. Research and Development expenses increased to 39% of total revenues in the current nine-month period from 21% of total revenues reported in the prior nine-month period. The increase was due to lower sales levels and an increase in research and development costs. The increase of 19% and 30% in research and development expenses for the three and nine months ended October 31, 2000, compared to comparable periods last fiscal year, was primarily due to third party development costs associated with a new ASIC as well as continued investments in new storage technologies and imaging development programs.

Sales and Marketing expenses were flat at $4.6 million for the nine months ended October 31, 2000 compared to the first nine months of last fiscal year.

General and Administrative expenses for the quarter ended October 31, 2000 increased 89% from the same quarter in 1999. General and Administrative expenses for the nine month period ended October 31, 2000 increased 67% from the same period in 1999. This increase primarily related to increased legal costs associated with litigation as well as start-up expenses associated with professional advisory firms and the use of outside strategy consultants.

Interest income earned in both periods was attributable to interest and investment income earned on cash and cash equivalents and investment balances.

The provision for taxes for the three and nine months ended October 31, 2000 are based on foreign taxes paid, net of the benefit to the Company that will be realized from the loss carry-back and changes in the valuation reserve. The provision for income taxes for the three and nine months ended October 31, 1999 were based on the estimated annual effective tax rate and include federal, state and foreign income taxes.


Liquidity and Capital Resources

Compared to January 31, 2000, total assets at October 31, 2000 decreased 15% to $44.4 million and stockholders' equity decreased 23% to $33.8 million. The Company's cash and short-term investment portfolio was $21.1 million at October 31, 2000 and the current ratio was 4:1, current assets compared to current liabilities. The Company used $4.8 million in cash during the nine month period ended October 31, 2000 to finance operations as compared to $1.1 million in cash used from operations during the nine month period ended October 31, 1999.

The Company's investment activities during the nine-month period ended October 31, 2000 resulted in a net source of cash of $5.0 million. Proceeds of investment securities resulted in a net source of cash of $5.9 million. It is the Company's policy to invest the majority of its unused cash in low risk government and commercial debt securities. The Company has not historically purchased, nor does it expect to purchase in the future, derivative instruments or enter into hedging transactions. For the nine-month period ended October 31, 2000, the Company invested $0.9 million in property, equipment and leasehold improvements compared to $2.2 million invested during the nine-month period ended October 31, 1999.

Net cash provided by financing activities in the nine month period ended October 31, 2000 and October 31, 1999 was $.3 million and $1.2 million, respectively. In the current nine-month period, cash primarily resulted from the issuance of common stock under the Company's employee stock purchase plan and the exercise of common stock options. In the nine month period ended October 31, 1999, cash generated from the issuance of shares under the Company's employee stock purchase plan and the exercise of common stock options was offset by a $0.3 million repayment of a note payable to an Auco, Inc. stockholder.

During the nine month period ended October 31, 2000, cash and investments decreased $5.4 million compared to a decrease of $2.4 million for the comparable period last fiscal year. The Company continues to experience a reduction in receivables and unbilled receivables, and it collected a $1.0 million block license that was included in revenues during the quarter ended October 31, 2000.

The Company's principal source of liquidity is its cash and cash equivalents and investments, which, as of October 31, 2000 were $23.4 million in the aggregate. For the nine-month period ended October 31, 2000, the Company incurred a loss and experienced substantial negative cash flow. The Company does not have a credit facility and the Company does not expect to secure a line of credit. Although there can be no assurances, the Company believes that its current cash and resources will provide sufficient funds for planned operations for the remainder of the fiscal year ending January 31, 2001. However, if the Company does not generate anticipated cash flow from sales, or if expenditures are greater than expected, the Company most likely will reduce discretionary spending, which could require the Company to delay, scale back or eliminate some or all of its development efforts, any of which could have a material adverse effect on the Company's business, results of operations and prospects. Further, if the Company continues to experience negative cash flows, as is anticipated, and prior to or following the end of this fiscal year the Company is unable to increase revenues or cut costs so that revenues generated from operating activities are sufficient to meet the Company's obligations as a result of which the Company exhausts current capital resources, the Company will be required to obtain additional capital from other sources. Such sources might include issuances of debt or equity securities, bank financings or other means that might be available to the Company to increase its working capital. Under such circumstances, there is substantial doubt as to whether the Company would be able to obtain additional capital on commercially reasonable terms or at all. The inability to obtain such resources on commercially acceptable terms would have a material adverse effect on the Company, its operations, liquidity and financial condition, its prospects and the scope of strategic alternatives and initiatives available to the Company.


Risks and Uncertainties

The following risks and uncertainties, among other things, should be considered in evaluating the Company's outlook:

Decline in Revenues and Operating Results
-----------------------------------------

The consolidated revenues for fiscal Year 2001 will decline from the level attained in fiscal year 2000. The Company was unprofitable in the first nine months of fiscal year 2001 and does not expect to return to profitability in fiscal year 2001. Furthermore, there can be no assurances that the Company will be profitable in the future. A continuing loss will deplete the Company's capital resources. Additionally, the Company anticipates decreases in both revenues and costs during the last quarter of fiscal year 2001 compared to the last quarter of fiscal year 2000. The projected decreases in expenses are not expected to offset the decline in revenues. The factors noted below have had and will continue to have a material adverse effect on the Company's future revenues and/or results of operations.

Product Offerings
-----------------

The Company's current technology and products have been in the market place for an average of 24 months as of October 31, 2000. This represents a 71% increase from the average of 14 months that the Company's products have been in the market place as of October 31, 1999. The enlargement in the average age of current technology and products in the market place is caused by the decline in demand for the Company's technology and products. Although the Company continues to sell its current technology and products to certain OEMs, there can be no assurance that the OEMs will continue to need or utilize the current technology and products offered by the Company.

Industry and Market
-------------------

Peerless provides the worldwide market for printers (21-69 PPM) and MFP (21-110
PPM) unit volume which is projected by International Data Corporation to grow at a rate of 19% down from previous growth calculations of 26% (1999-2003), 37% (1998-2002), and 40% (1997-2001). Revenue for the same market segments and periods is expected to grow 17% down from previous growth projections of 20% (1999-2003), 42% (1998-2002), and 54% (1997-2001). It should also be noted that there is a good indication that retail prices are declining in these segments. Both of these segments are key target markets for the Company. Although the Company currently has some contracts with OEMs, there has been a decline, and the decline will likely continue, in the demand for the Company's technology and products presently being offered. Competitors are merging into larger business units with the resulting strength to acquire and impose a competitive advantage in the Company's market segments.

Concentration of Revenues
-------------------------

During the third quarter of fiscal 2001, four customers generated greater than 10% of the revenues and collectively contribute 60% of revenues. Non-recurring block license revenues for the same time period were 46% of revenues. During the third quarter of fiscal 2000, three customers generated greater than 10% of the revenues and collectively contribute 38% of revenues. Non-recurring block license revenues for the same period were 9% of revenues.

During the nine month period ending fiscal 2001, two customers generated greater than 10% of the revenues and collectively contribute 38% of revenues. Non-recurring block license revenues for the same period were 44% of revenues. During the nine month period ending fiscal 2000, two customers generated greater than 10% of revenues and collectively contribute 33% of revenues. Non-recurring block license revenues for the same period were 3% of revenues.

Although the acquisitions of Netreon, Inc. and PSIP, as well as on-going sales efforts have expanded the Company's customer base, a limited number of OEM customers have provided a substantial portion of Peerless' revenues. There presently are only a limited number of OEM customers in the digital document product market to which the Company markets its technology and services. Therefore, the ability of the Company to replace a lost customer or offset a significant decrease in the revenues from a customer is severely limited. A reduction in business from a customer providing a significant portion of the Company's revenues will have a material adverse effect on the Company's operating results.

Risks in Providing Engineering Services
---------------------------------------

In the past, the Company has experienced significant fluctuations in quarterly engineering services results that have been caused by many factors including: product development delays (see "Technological Changes" below), third party delays, increases in the estimated hours to complete particular engineering services projects, delays in the availability or stability of third-party technology and cancellation or redirection of engineering services projects by the Company's OEMs. There can be no assurance that similar factors will not impact future engineering services results. While in the past, the Company has benefited from the inclusion of cancellation fees in its engineering services agreements, there is no assurance that the Company will be able to negotiate these fees into future engineering services arrangements.

Recurring Licensing Revenue
---------------------------

The Company's recurring licensing revenue model has shifted from per unit royalties paid upon OEM shipment of product and guaranteed quarterly minimum royalties to a model that results in revenues associated with the sale of SDKs and sales of block licenses. Block licenses are the sale of licenses for units to be shipped in the future resulting in bringing forward revenues to the current period once the fees are determined to be fixed and determinable and collection of the fees is probable. The reliance on block licenses has occurred due to aging products in the market place, reduced Adobe product penetration/rate in OEM products shipping and a design win mix that changed quickly to being predominately SDKs. Although the present Recurring License Revenue model benefits the Company's cash flows and minimizes the Company's risk associated with unexpected decreases in demand for customer products, the Company's revenues have and could continue to fluctuate significantly from quarter to quarter as the number and value of design wins vary or if block licenses are delayed or are lost to competitors.

Recurring Product Licensing Reporting
-------------------------------------

The recurring product licensing revenues reported by the Company are dependent, in part, on the timing and accuracy of product sales reports received from the Company's OEM customers. These reports are provided on a calendar quarter basis and, in any event, are subject to delay and potential revision by the OEM. Therefore, the Company is required to estimate all of the recurring product licensing revenues for the last month of each fiscal quarter and to further estimate all of its quarterly revenues from an OEM when the report from such OEM is not received in a timely manner. In the event the Company is unable to estimate such revenues accurately prior to reporting of the Company's quarterly results, the Company may be required to adjust revenues for subsequent periods.

Technological Change
--------------------

The marketplace for the Company's products and services has always been characterized by rapidly changing technology, evolving industry standards and needs, and frequent new product introductions, knowledgeable OEMs with financial strength and negotiating leverage and competitive incursions. Over the past three quarters, the ability of the Company and its OEM customers to meet industry changes and market demands in a timely manner with responsive development projects has been significantly reduced. The Company's success has always depended on the achievement of new design wins by the Company followed by the OEMs' deployment of associated new digital document products with attendant recurring license fees, and the regular and continued introduction of new and enhanced technology and services by the Company to its OEMs on a timely and cost-effective basis. The shortfall of the acceptance by the OEMs of the Company's technology that have been further exacerbated by the less than projected deliveries of digital document products of the Company's OEM customers to the marketplace has been the result of fall-off business activity.

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

Third Party Licensing
---------------------

The Company currently sublicenses third party technology to its OEM customers. Such sublicense agreements are non-exclusive. If the Company is not in compliance with the agreement with the licensor, the Company could lose its rights to sublicense this technology to its OEM customers. Additionally, the licensing of this technology has become very competitive with a substantially larger competitor of the Company pursuing aggressive strategies in the sale of this third party technology. There is no assurance that the Company can keep competitive in the market place.

Receivables
-----------

The Company's accounts receivables declined to $11.2 million from $11.7 million at January 31, 2000 reflecting significant collections from several major customers, including the conversion of unbilled receivables to accounts receivable. Included in this amount is a receivable of $1.5 million related to the Conexant dispute. The Company feels that its accounts receivable reserves are adequate for the quarter ended October 31, 2000, although there can be no assurance regarding this assertion.

ASICs
-----

The Company has developed a "fabless" distribution model for the sale of ASICs. The Company has no direct distribution experience and places reliance on third party distributors to maintain inventories to address OEM needs, manage manufacturing logistics, and distribute the product in a timely manner. There can be no assurance that these distribution agreements will be maintained.

Dependence on Sole Source Providers
-----------------------------------

Currently, the Company is dependent on three independent parties, Motorola, IBM Microelectronics, and NEC Microelectronics each of which provides unique application specific integrated circuits ("ASICs") incorporating the Company's imaging technology for use by the

Company's OEMs. Additionally, the Company has relationships with Adobe and Novell that address many critical aspects of the Company's OEM customers' needs. The Company has licensed from Adobe, for internal development purposes, the right to use Adobe's PostScript Software to enable the Company's products to provide Adobe's PostScript printing. The Company has licensed to Adobe several of the Company's technologies, and has developed technologies for Adobe for which the Company receives royalties. These sole source providers are subject to materials shortages, excess demand, reduction in capacity and/or other factors that may disrupt the flow of goods to the Company's customers and thereby adversely affect the Company's customer relationships. Any such disruption could limit or delay production or shipment of the products incorporating the Company's technology, which could have a material adverse effect on the Company's operating results.

The Company, through its subsidiary Netreon, Inc., has entered into contracts with entities and persons located in Hong Kong, a city that is located in a political district of the People's Republic of China. The Company utilizes the services of these entities for engineering development and tests. Through these long-term relationships, the Company operates at favorable cost, schedule and quality of output advantages.

If the services provided by these entities were to be discontinued, the Company would have to bring these services in-house, which could increase costs and delay deliverables. There can be no assurances that the political and business climates in Hong Kong will remain stable. However, should there be disruption in the aforesaid relationships, it is not expected to have a materially adverse affect on the Company, its financial condition or results of financial operations.

Costs and Expenses
------------------

A substantial portion of the Company's costs and expenses are related to costs of engineering services and maintenance, product development, other personnel costs, marketing programs and facilities. The level of spending for such costs and expenses cannot be adjusted quickly and is based, in significant part, on the Company's expectations of future revenues and anticipated OEM commitments. As in the current fiscal year-to-date, if such commitments do not materialize or are terminated or if revenues are below expectations, the Company's quarterly and annual operating results will be adversely affected.

Dependence on Key Personnel
---------------------------

The Company is largely dependent upon the skills and efforts of its senior management and other officers and key employees. The Company has had a turnover and reduction of senior management and key employees. However the Company believes that its future success will continue to depend in large part upon its ability to retain and attract highly skilled managerial, engineering, sales, marketing and operations personnel, many of whom are in great demand. Competition for such personnel is intense. The loss of key personnel or the inability to hire or retain qualified personnel has had and could continue to have a material adverse effect on the Company's operating results. The Company maintains a key person life insurance policy for one executive, Mr. Au. The Company has been restricted in the SWIB lawsuit in its use of the 1.0 million options approved by the Shareholders in July 1999. Without the ability to grant stock options to retain or hire key personnel, the Company has been negatively impacted in the fiercely competitive technical hiring marketplace.

International Activities
------------------------

Peerless is substantially dependent on its international business activities. The international market for products incorporating the Company's technology is highly competitive, and the Company expects to face substantial competition in this market from technologies developed internally by its OEMs. Risks inherent in the Company's international business activities also include currency fluctuations, changes in the economic condition of foreign countries, the imposition of government controls, tailoring of products to local requirements, trade restrictions, changes in tariffs and taxes, and the burdens of complying with a wide variety of foreign laws and regulations, any of which could have a material adverse effect on the Company's operating results. Although all of the Company's contracts are, and the Company expects that its future contracts will be, denominated in U.S. dollars, there can be no assurance that its contracts with international OEMs in the future will be denominated in U.S. dollars. In the event that one or more contracts are denominated in foreign currencies, the Company will be subject to additional risks associated with currency fluctuations, which could have a material adverse effect on the Company's operating results.

During the past few years, the Pacific Rim economies have been financially depressed. As a result, some members of the imaging industry have reported negative financial impacts attributable to a decrease in demand from Pacific Rim customers. Peerless' Asian customers are comprised primarily of companies headquartered in Japan. These Japanese OEMs sell products containing Peerless' technology primarily in the North American, European, and Asian marketplaces. These revenues have declined and there can be no assurance that revenues from Japanese OEMs will not continue to decline in future quarters.

Volatility of Stock Price
-------------------------

The Company's common stock has experienced significant price volatility and has decreased to less than $1.00 per share at times. Such volatility may occur in the future. Factors that could affect the trading price of the common stock include swings in quarterly results of operations, announcements of new products by the Company or its competitors, developments or disputes with respect to proprietary rights, general trends in the industry, overall market conditions and other factors. In addition, the stock market historically has experienced extreme price and volume fluctuations, which have particularly affected the market price of securities of many related high technology companies and which at times have been unrelated or disproportionate to the operating performance of such companies.

Market Risk
-----------

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

Year 2000
---------

The Company, its subsidiaries, and to its knowledge the Company's third party suppliers did not experience problems associated with the Company's defined exposure areas of its Licensed Products, their Key Transaction Processing Applications, the Company's Equipment and Facilities, and Key Suppliers during the transition to the Year 2000. Additionally, as a result of the work performed previously and experience in Year 2000 to date, the Company does not foresee any problems in this area. The Company continues to maintain a discrete observation of these potential exposure areas through Year 2000 in the ordinary course of business. There can be no assurances that such problems, should they occur, will not have a materially adverse effect on the Company, its financial condition, or results of operations.

PART II - OTHER INFORMATION

================================================================================

Item 1:  Legal Proceedings

Peerless is subject to litigation in the ordinary course of its business. The Company believes that such litigation has not and will not have material adverse effects on the financial position, results of operations and the cash flows of the Company.

Two shareholder class action lawsuits were filed on August 28, 2000 and on September 19, 2000 against the Company and two former officers of the Company in the United States District Court for the Southern District of California. These lawsuits allege a scheme to artificially inflate the Company's stock price through the dissemination of false and misleading information. The lawsuit seeks compensatory damages, attorney's fees and expenses. The Company has retained Wilson, Sonsini, Goodrich & Rosati, LLP, Palo Alto, CA as counsel in this matter. Peerless believes all of the claims to be without merit.

In July 2000, the Company initiated litigation in the United States District Court for the Central District of California regarding certain claims arising out of the acquisition of HDE, Inc. in December 1999. The Company believes that it has valid claims in this matter. The matter remains in the pleading stage.

The Company filed a lawsuit in January 2000 against Conexant Systems, Inc., Newport Beach, CA in the Orange County Superior Court regarding the failure and refusal of Conexant to pay to the Company a portion of a Source License Fee and guaranteed royalty payments pursuant to an agreement between the parties. Conexant has filed a cross complaint alleging misrepresentation of facts regarding the Company's Intellectual Property. Discovery is continuing. The Company is confident that it will prevail in this matter. The Company has not accrued any liability associated with this lawsuit, as management believes that the reserve for doubtful accounts at January 23, 2000 is adequate. The receivable has been reclassified as a long-term receivable in that management does not expect that the lawsuit will be concluded, and the balance outstanding to Peerless will be collected, within the next fiscal year.

The Company was sued by a major shareholder, the State of Wisconsin Investment Board ("SWIB") in the Court of Chancery of the State of Delaware in New Castle County in December 1999. The Company's former Chief Executive Officer, Edward A. Gavaldon, has also been named as a defendant. The complaint alleges that Peerless wrongfully influenced the passage of a proposal to increase the number of shares in the stock option plan at the 1999 Annual Meeting of Shareholders and provided misleading information to SWIB. Mr. Gavaldon is alleged to have benefited wrongfully from these actions. SWIB seeks to nullify the shareholder approved Amendment to the Peerless Equity Incentive Plan and is asking for unspecified damages.

SWIB and the Company have agreed that Peerless will provide weekly notice to SWIB and the Court of the number of options returning to the pool of the available options in the Company's Equity Incentive Plan and will provide reasonable advance notice to SWIB and the Court before granting any further options that would reduce the pool of available options in the Equity Incentive Plan below 1.0 million.

Cross-motions for summary judgment were filed, argued and ruled on by the Court. The Court granted the Company's summary judgment motion for a determination that defendants did not omit material information and make false and misleading statements of material fact about the June 17, 1999 adjournment. The Court denied the remaining motions of SWIB and the Company.

On December 12, 2000, the lawsuit filed in the Alameda County Superior Court against the Company and its wholly owned subsidiary, Netreon, Inc. ("Netreon") by Howard Sidorsky, a current employee of Netreon, Inc. was settled.

Item 2:  Changes in Securities

         None

Item 3:  Defaults Upon Senior Securities

         None


Item 5:  Other Information

On August 28, 2000, Robert V. Adams resigned from the Board of Directors.

At the Board of Directors meeting held at the Company on November 21, 2000, Robert G. Barrett resigned as Chairman of the Board of Directors. Mr. Barrett will remain on the Board. Howard J. Nellor was named President and Chief Executive Office of the Company and was elected to fill a vacancy on the Board of Directors.

                                  SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



                         PEERLESS SYSTEMS CORPORATION



By:        /s/ Howard J. Nellor                Date:  December 15, 2000
    ---------------------------------------
              Howard J. Nellor
               President and
            Chief Executive Officer
         (Principal Executive Officer)



By:         /s/ William R. Neil                Date: December 15, 2000
    ---------------------------------------
              William R. Neil
          Vice President of Finance,
            Chief Financial Officer
(Principal Financial and Accounting Officer)