Form 10-Q/A
period 2000-10-31
PEERLESS SYSTEMS CORP
filed 2001-01-04
CIK 897893

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q/A

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

The Company's Quarterly report on Form 10-Q for the period ended October 31, 2000 is hereby amended and restated in its entirety.

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

                         PEERLESS SYSTEMS CORPORATION

                                     INDEX
                                     =====

--------------------------------------------------------------------------------
PART I  -  FINANCIAL INFORMATION
--------------------------------------------------------------------------------
Item 1:       Financial Statements                                      Page No.
              --------------------

              Consolidated Balance Sheets
               October 31, 2000 and January 31, 2000 ......................   4

              Consolidated Statements of Operations
               Three and Nine Month Periods Ended October 31,
               2000 and October 31, 1999...................................   5

              Consolidated Statements of Cash Flows
               Nine Month Period Ended October 31, 2000 and
               October 31, 1999............................................   6

              Notes to Consolidated Financial Statements...................   8

Item 2:       Management's Discussion and Analysis of Financial Condition
              -----------------------------------------------------------
               and Results of Operations...................................  13
               -------------------------



PART II  -  OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1:       Legal Proceedings............................................  25
              -----------------

Item 5:       Other Information............................................  25
              -----------------

Item 6:       Exhibits and Reports on Form 8-K.............................  25
              --------------------------------

Signatures    .............................................................  26

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

                         PEERLESS SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)


                                                                                   Nine Months Ended
                                                                                      October  31,
                                                                                ------------------------
                                                                                  2000            1999
                                                                                ---------       --------
 Cash flows from operating activities:
    Net (loss) income                                                           $(10,577)       $ 4,213
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Depreciation and amortization                                            1,444          1,111
          Amortization of investment discounts and premiums                           -             (98)
          Amortization of deferred compensation                                       49             49
          Compensation expense for option amendment and
             common stock issued to employees                                        245             48
          Deferred taxes                                                           1,732             -
          Business combination adjustment                                             -               1
          Changes in operating assets and liabilities:
             Restricted cash                                                        (742)            -
             Trade accounts receivable                                               496         (3,955)
             Unbilled receivables                                                  2,238           (647)
             Income tax receivable                                                (1,836)            -
             Prepaid expenses and other current assets                               244            (89)
             Other assets                                                             79            528
             Accounts payable                                                         53             12
             Other current liabilities                                             1,733           (427)
             Other tax liabilities                                                  (419)           197
             Income tax payable                                                       -             188
             Deferred rent                                                           (36)            43
             Deferred revenue                                                        536         (2,227)
                                                                                --------        -------
                Net cash used by operating activities                             (4,761)        (1,053)
                                                                                --------        -------

 Cash flows from investing activities:
    Purchases of property and equipment                                             (943)        (2,249)
    Purchases of software licenses                                                    -            (380)
    Purchases of available-for-sale securities                                   (27,696)       (19,596)
    Proceed from held-to-maturity securities                                          -           4,000
    Proceeds from available-for-sale securities                                   33,601         18,700
                                                                                --------        -------
                Net cash provided (used) by investing activities                   4,962            475
                                                                                --------        -------

 Cash flows from financing activities:
    Proceeds from issuance of common stock                                           227            800
    Proceeds from exercise of common stock options                                    45            688
    Repayment of outstanding note payable to stockholder                              -            (300)

                                                                                --------        -------
                Net cash provided by financing activities                            272          1,188
                                                                                --------        -------
                Net increase (decrease) in cash and cash equivalents                 473            610
 Cash and cash equivalents, beginning of period                                   13,620          6,132
                                                                                --------        -------
 Cash and cash equivalents, end of period                                       $ 14,093        $ 6,742
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

The Company also enters into engineering services agreements with certain of its OEMs to provide a turnkey solution, adapting the Company's software and supporting electronics to specific OEM requirements. Revenues on such contracts are recognized over the course of the development work on a percentage-of-completion basis. Progress-to-completion under the percentage-of-completion basis is determined based on the direct costs, consisting primarily of labor and materials, expended on the services under each contract. The Company provides for any anticipated losses on such contracts in the period in which such losses are first determinable. During the quarter ended October 31, 2000, the Company provided $231 for losses on two contracts that had experienced delays in completion. Maintenance revenues are recognized ratably over the term of the maintenance contract.

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

                         PEERLESS SYSTEMS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                (in thousands)
                                  (Unaudited)

4.  Earnings Per Share

Earnings per share is calculated as follows:

                                             Three Months Ended October 31,               Three Months Ended October 31,
                                                      2000                                          1999
                                          ------------------------------------         ------------------------------------
                                              Net                  Per-Share                Net               Per-Share
                                              Loss       Shares     Amount                Income    Shares      Amount
                                              ----       ------     ------                ------    ------      ------
Basic EPS
Earnings available to common
     stockholders                          $  (2,021)    14,899     $(0.14)               $ 2,294    14,495   $   0.16


Effect of dilutive securities
Common stock options                             -          -                                 -       1,190
Note payable to stockholder                      -          -                                 -         -
Convertible preferred stock Series A             -          -                                 -         -
Convertible preferred stock Series B             -          -                                 -         -
                                           ----------    ------                           -------    ------
Diluted EPS
Earnings available to common
     stockholders with assumed
     conversions                           $  (2,021)    14,899     $(0.14)               $ 2,294    15,685   $   0.15
                                           ==========    ======     =======               =======    ======   ========
                                              Nine Months Ended October 31,                 Nine Months Ended October 31,
                                                          2000                                          1999
                                          -----------------------------------         ------------------------------------
                                              Net                  Per-Share                Net               Per-Share
                                              Loss       Shares     Amount                Income    Shares      Amount
                                              ----       ------     ------                ------    ------      ------
Basic EPS
Earnings available to common
     stockholders                          $ (10,577)    14,824     $(0.71)               $ 4,213    13,637   $   0.31


Effect of dilutive securities
Common stock options                             -          -                                 -       1,103
Note payable to stockholder                      -          -                                   1         3
Convertible preferred stock Series A             -          -                                 -         443
Convertible preferred stock Series B             -          -                                 -         194
                                           ----------    ------                           -------    ------
Diluted EPS
Earnings available to common
     stockholders with assumed
     conversions                           $ (10,577)    14,824     $(0.71)               $ 4,214    15,380   $   0.27
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

Item 6:  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         27.1 Financial Data Schedule

         (b)  Reports on Form 8-K

A report on Form 8-K was filed on December 19, 2000, pursuant to "Item 6" whereby the Company announced the Board of Directors of the registrant (the "Board"), adopted resolutions adding Howard Nellor as a member of the Board and appointing him Chief Executive Officer of the registrant. Previous to this, Mr. Nellor had acted as the interim Chief Executive Officer of the registrant. Also effective November 20, 2000, Robert G. Barrett resigned from his position as Chairman of the Board, but will remain a director of the registrant.

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