Form 10-K405
period 2001-01-31
PEERLESS SYSTEMS CORP
filed 2001-05-01
CIK 897893

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Fiscal Year Ended January 31, 2001

                       Commission File Number: 000-21287

                          PEERLESS SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                    95-3732595
(State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                Identification No.)

                  2381 Rosecrans Avenue, El Segundo, CA 90245
          (Address of principal executive offices, including zip code)

                                 (310) 536-0908
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.001 Par Value Per Share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market on April 23, 2001 was approximately $9,139,580.

  The number of shares of Common Stock outstanding as of April 23, 2001 was 15,069,495.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain parts of the Peerless Systems Corporation Proxy Statement relating to the annual meeting of stockholders to be held on or around June 20, 2001 (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

  This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 which are subject to the "safe harbor" created by those sections. Words such as "anticipates," "estimates," "expects," "projects," "intends," "plans," "believes" and words of similar substance used in connection with any discussion of future operations or financial performance identify forward-looking statements. In particular, statements related to industry trends and future growth in the markets for digital document products, embedded imaging systems and enterprise networks and storage; the Company's product development efforts; the effect of GAAP accounting pronouncements on the Company's recognition of revenues; the Company's future research and development; business trends; the success of new product introductions; market demand for the Company's products and future financial performance; the Company's business outlook for future performance and growth, anticipated revenue of the Company's imaging and storage products, including block licenses; the timing of certain revenue recognition; the timing and likelihood of the future disposition of Netreon; the anticipated impact on future performance of management organizational changes; demand for the Company's engineering services and printer technology, including its multifunction products technology; the outlook for future performance and growth of Netreon including demand for and possible opportunities surrounding Netreon's Directory Plus AD software technology; expected completion dates of certain engineering efforts, including integration efforts relating to Netreon's Directory Plus AD software; Netreon's development and implementation of Active Directory support for Brocade fabric and anticipated revenues, cash position, and profitability constitute forward-looking statements. These forward-looking statements involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those implied by the forward-looking statements contained herein. Those risks and uncertainties include those set forth in pages 33 to 42 of this Annual Report on SEC Form 10K. Stockholders are urged not to place undo reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company is under no obligation, and expressly disclaims any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.

                          PEERLESS SYSTEMS CORPORATION

                          2001 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                                             Page
                                                                                                            ------
                                                         PART I

Item 1.       Business....................................................................................       5
Item 2.       Properties..................................................................................      21
Item 3.       Legal Proceedings...........................................................................      21
Item 4.       Submission Of Matters To A Vote Of Security Holders.........................................      22

                                                        PART II

Item 5.       Market For The Registrant's Common Equity Related Stockholder Matters.......................      23
Item 6.       Selected Financial Data.....................................................................      24
Item 7.       Management's Discussion And Analysis Of Financial Condition And Results Of Operations.......      24
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk..................................      33
Item 8.       Consolidated Financial Statements And Supplementary Data....................................      42
Item 9.       Changes In And Disagreements With Accountants On Accounting And Financial
              Disclosure..................................................................................      42

                                                        PART III

Item 10.      Directors And Executive Officers............................................................      43
Item 11.      Executive Compensation......................................................................      43
Item 12.      Security Ownership Of Certain Beneficial Owners And Management..............................      43
Item 13.      Certain Relationships And Related Transactions..............................................      43

                                                        PART IV

Item 14.      Exhibits, Financial Statement Schedules And Reports On Form 8-K.............................      44

                                  TRADEMARKS

  Memory Reduction Technology(R) (MRT), PEERLESS SYSTEMS(R), Peerless Powered(R), WINEXPRESS(R), PeerlessPrint(R), redipS(R) and QuickPrint(R) are registered trademarks of Peerless Systems Corporation. Acceleprint(TM) and Synthesys(TM) are trademarks of Peerless Systems Corporation and are subjects of applications pending for registration with the United States Patent and Trademark Office. PeerlessPage(TM), Netreon(TM), DirectoryPlus(TM), ImageWorks(TM) and WebWorks(TM) are trademarks of Peerless Systems Corporation. Peerless Systems (in English and Japanese Katakana), Peerless (in logo) and P (in logo) are registered service marks and P(R) (in logo) is a registered trademark with the Japanese Patent Office. Peerless(TM) (in logo) and P(TM) (in logo), Peerless Systems(TM), PEERLESSPRINT(TM) and PEERLESSPAGE(TM) (all in English and Japanese Katakana), are trademarks of Peerless Systems Corporation and are subjects of applications pending for registration with the Japanese Patent Office. This Form 10-K also refers to various products and companies by their trademark names. In most, if not in all cases, their respective companies claim these designations as trademarks or registered trademarks.

                                     PART I

Item 1--Business.

  Peerless Systems Corporation ("Peerless" or the "Company") was incorporated in California in 1982 and reincorporated in Delaware in September 1996. In June 1999, Peerless acquired Auco, Inc., which is a wholly owned subsidiary of the Company named Netreon, Inc. ("Netreon"). In December 1999, Peerless acquired HDE, Inc., which is a wholly owned subsidiary of the Company named Peerless Systems Imaging Products, Inc. ("PSIP").

  Peerless provides software-based embedded imaging and networking technology for digital document products and provides directory and management software for networked storage devices and integrates proprietary software into enterprise networks of original equipment manufacturers ("OEMs").

  Digital document products include monochrome and color printers, copiers, fax machines and scanners, as well as multifunction products ("MFPs") that perform a combination of these imaging functions. In order to process digital text and graphics, digital document products rely on a core set of imaging software and supporting electronics, collectively known as an embedded imaging system. Embedded networking systems supply the core software technologies to digital document products that enable them to communicate over local and wide area networks and the Internet. The Peerless family of products and engineering services provide fully integrated advanced and proprietary embedded imaging and networking technologies that enable the Company's OEM customers and third party developers for OEM's to develop stand-alone and networked digital printers and MFPs quickly and cost effectively. The Company markets its solutions directly to OEM customers including Xerox, Canon, Hewlett-Packard, IBM, Konica, Minolta, Ricoh, Kyocera, Okidata, and Seiko Epson.

  The Company's embedded development focus has historically been to offer high performing systems at a lower cost compared to competitive offerings. Peerless controllers achieve their performance objectives by interpreting printer description languages such as Adobe PostScript and PeerlessPrint5C while simultaneously executing raster image processing commands on Peerless' proprietary co-processor. Reducing the amount of random access memory required to process raster images also reduces component costs through the use of Peerless' proprietary ASIC (application specific integrated circuit) compression technology. The cost of Peerless' solutions is further reduced by integrating network components and software typically supplied by third party technology vendors in separately mounted network interface cards. Peerless software has a modular architecture allowing for fast replacement of the key components required to support new printer and copier engine interfaces. This architecture helps OEMs meet the fast time to market requirements in today's hardcopy imaging business. These three core areas of higher performance, lower cost, and fast time to market describe the historical competitive advantages of Peerless technologies in the embedded controller market.

  As mentioned above, the Company acquired Auco, Inc. ("Auco") a supplier of embedded networking systems in June 1999. Auco became a wholly owned subsidiary of the Company and was renamed Peerless Systems Networking, Inc. ("PSN") upon acquisition. In September 2000, the Company changed the PSN name to Netreon, Inc. This corporate re-branding reflects Netreon's current mission to integrate networked storage devices into the Windows 2000 environment. Netreon provides software for centralized, directory-based management of network attached storage ("NAS") devices and storage area network ("SAN") fabrics. Netreon products include management console snap-ins and embedded directory-access software. Netreon's embedded directory agent technology enables networked devices to use directory services to authenticate users and administer their access rights. The device can also use the directory to store and read configuration parameters as well as configure itself automatically.

  As it evolves its commercial focus during fiscal year 2002, Netreon intends to integrate its networking technology for the imaging business with products of other Peerless subsidiaries. The transition and integration of Netreon's networking technology to the Peerless imaging business should enable office peripheral OEMs to provide networking as a standard feature in their imaging devices, including Internet connectivity. This ability should improve OEMs time to market and product performance. The addition of Peerless' embedded directory agent should also allow OEMs to differentiate their products from those of their competitors. The integration of this new technology and the associated customer base should enable Peerless to strengthen its customer relations and provide new technology solutions to its customers.

  In December 1999, the Company acquired HDE, Inc. ("HDE"), a developer of embedded imaging and Internet printing products. HDE's name has been changed to Peerless Systems Imaging Products, Inc. ("PSIP"). This acquisition expanded Peerless' presence in the embedded imaging and Internet printing solutions markets and added new customers to the Company's portfolio. In conjunction with PSIP's strategic relationship with Adobe, Peerless now ranks among the leading embedded Adobe PostScript suppliers to the imaging market.

  The Company believes that the combination of its established network software solutions and expertise in Windows 2000 and Internet technologies have put the Company in the vanguard of networking, Internet printing, and directory integration for networked devices.


Embedded Imaging Systems

Industry Background

  Today's office environment is increasingly dependent on a variety of electronic imaging products such as printers, copiers, fax machines and scanners, collectively known as digital document products. These imaging products also have become common in the home environment. Historically, most electronic imaging products in the office environment have been stand-alone, monochrome (black-and-white) machines, which are dedicated to a single print, copy, fax or scan function. However, with the proliferation of personal computers and color, desktop publishing software, and network computing, documents increasingly are being created, stored and transmitted digitally, thereby creating the need for digital document reproduction.

  Digital documents have become increasingly complex and may include digital text, line art or photographic images. In order to process and render these documents, digital document products rely upon a core set of imaging software and supporting electronics collectively known as an embedded imaging system. To date, a majority of embedded imaging systems have been developed and produced internally by digital document product manufacturers such as Hewlett-Packard ("HP"), Xerox and Canon. Based primarily on data and projections provided by International Data Corporation ("IDC"), the Company estimates that worldwide digital document market was approximately $49 billion in 2000.

Developments in the Digital Document Products Market

  Rapid changes in technology and end-user requirements have created challenges for digital document product manufacturers, particularly in the area of embedded imaging systems. These changes include increased technical complexity, the increased role of networking, the emergence of MFPs and the demand for color imaging driven by the Internet.

  Increased Technical Complexity. Initially, the software written for embedded imaging systems supported only monochrome, single-function and low-resolution capabilities. This software was relatively simple and resided on a low-end 8-bit microprocessor platform. However, as technology and end-user requirements have evolved, the embedded imaging task has become significantly more complex. Today, digital imaging engines operate at resolutions of 1,200 dots per inch and greater, require the support of a variety of document handling options, operate at increased speeds and offer high-quality color output. In addition, computers and application software create increasingly sophisticated documents that incorporate complex graphical content. The data files for these digital documents can be very large and, if left in raw form, can overwhelm the memory and processing power of the traditional digital document product. In response, embedded imaging systems have evolved from 8-bit to 32-bit platforms that often must employ special techniques to manage large data files and minimize memory costs. Many embedded imaging systems use compression techniques to reduce the size of data files, which can result in reduced image quality. The increased complexity of digital document products, the rapid pace of technological change, the increased speed of digital processing and memory requirements have created increased challenges for digital document product manufacturers, particularly in the core areas of image processing and operating system architecture.

  OEM Demand. There has been a general decline in the rates of growth for the work group printer and copier market segments in which Peerless is primarily engaged. While the markets for these products have continued to grow in absolute numbers, the rates of growth have declined. With the decline in the rates of growth, the OEMs that produce products in these markets have reacted by engaging in internal controller development and consolidating through mergers and acquisitions. In addition, the OEMs are now introducing new product platforms at a slower rate than they had in the past.

  Demand for Color Imaging. Most digital document products found in today's office environment still generate monochrome output. Although many office computers have color displays, the graphical content available to office users via the Internet and advanced office applications makes for the heavier use of color, subject to many limitations. In the office market, color laser printers have been limited by technology and unit costs that remain significantly higher than monochrome laser printers. The printing speeds for color continue to be slower than monochrome laser printers. Furthermore, digital document product manufacturers are developing tandem engines, which are comprised of multiple imaging stations dedicated to individual colors used in the printing process. Although these products hold the promise of raising desktop office color printing speeds to monochrome levels of performance, cost effective embedded imaging systems that can produce high quality output from these tandem engines are limited in the market.

  The Internet, digital cameras and scanners are creating an additional intensified need for photoquality color printing capabilities. Although digital document engine manufacturers have developed color hardware technology that is now capable of supporting high speed photoquality color printing, the output produced by today's digital document products, in many cases, continues to be limited by existing printing technology. A challenge also exists for embedded imaging systems as they support the transition from monochrome to color output because the simultaneous implementation of four planes of color coupled with up to 8 bits per pixel at increased resolution significantly increases the size of the digital document data stream. As a result, there is a need for embedded imaging systems that can support the accelerated performance requirements of high-density color output.

  Emergence of Multifunction Products.   The advent of MFPs has eroded the
boundaries between the previously distinct printer, copier, fax and scanner market sectors. MFPs range from small home products to large high-speed office devices. They offer several of these functions for significantly less cost than would otherwise be incurred by purchasing these functions separately. In the copier market, the transition from analog to digital technologies has accelerated demand for mid-range and high-speed MFP devices. Most of the dominant vendors in the printer, copier and fax markets have now introduced MFPs that have required each vendor to broaden its imaging expertise. At the same time, the need for concurrent processing of multiple digital document product functions has created the need for real-time, multitasking operating system support.

  Increased Role of Networking. Within the office environment, digital document products increasingly are deployed in a networked configuration. According to projections by IDC, 78% of laser printers sold in the United States in 1999 were estimated to have been connected to enterprise networks, and this percentage is projected to increase to 82% by 2004. Because multiple local area network protocols and network operating systems are deployed in the corporate network environment, networked digital document products must support a broad array of networking technologies to maximize accessibility by various user groups. The network environment is also changing rapidly and becoming increasingly complex, with a growing requirement for remote network management that extends across local area networks, wide area networks, the enterprise information technology ("IT") environment and the Internet.

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

  Emergence of Internet Printing Standards. The requirements of a global economy managed by a mobile work force that travels frequently to worldwide business locations include the need to print to devices both across the Internet and within remote Intranets using temporary connections. The Printer Working Group ("PWG"), an international standards body comprised of the leaders in the enterprise printing industry, has developed a communications protocol for the transmission and management of print jobs over TCP/IP connected networks. The Internet Printing Protocol ("IPP") standard has been adopted by many leading printer OEMs pending formal approval by the Internet Engineering Task Force ("IETF") and is available in increasing numbers of commercially available products. A further major application of the IPP standard is IPP Fax, which is envisioned as a real-time Internet fax-like service for document image sending and receiving. Peerless leads in the development of the emerging IPP-Fax standard. The PWG is also expected to consider how to leverage IPP across wireless network interfaces such as 802.11b and Bluetooth. The 802.11b standard offers wireless Ethernet protocols at 11Mb/sec for office and home applications within a range of about 100 meters. The Bluetooth standard offers wireless communications to a wide range of intelligent devices at 720Kb/sec within a range of 10 meters. These wireless communications options can enable more devices to use Internet printing services.

Products and Solutions

  Peerless is a provider of software-based embedded imaging and networking systems for the digital document product market. The Company's technology and engineering services provide advanced embedded imaging solutions that enable the Company's OEM customers to develop digital printers, copiers and MFPs quickly and cost effectively. The Company delivers its products to its OEM customers in multiple ways, including: licensing of the Company's software development kit ("SDK") that provides imaging and networking technology for the OEM's internal product development; turnkey product development whereby the Company provides the technology and the additional engineering services necessary to integrate the appropriate technology into a complete embedded imaging system solution optimized to the OEM's specific requirements; and a co-development relationship that combines the licensing of Peerless technology with joint Peerless and OEM engineering resources.

  Peerless' technology allows copiers and printers to be shared across work groups, a distributed enterprise and the Internet. The Company's embedded products support a wide range of digital printing devices, including: desktop color laser printers; mid-range color laser printers; mid-range digital black and white copiers; mid-range black and white stand alone laser printers; and language-enabled (i.e. PostScript, PeerlessPrint5C) desktop ink jet printers.

  The Company has designed its embedded imaging technology with a modular architecture that addresses a broad spectrum of digital document product solutions tailored to an individual OEM's requirements. The Company's technology is also being shipped in server-based configurations connected to mid-range digital black and white copiers.

Products and Services

  Peerless also offers its OEM customers the flexibility to selectively optimize solutions for monochrome, color, network connectivity, printer control language, and various multifunction features for the digital document produced.

  ImageWorks. ImageWorks is a complete object-based imaging system and includes a high-performance real-time operating system kernel, printing engine driver, object-based image processing model, graphics library, font management, hard disk management, print job management and user control panel interface. The scaleable nature of the Company's technology enables it to serve both the low cost and high performance sectors of the market. The multitasking operating system enables the Company to manage concurrent processing of digital document product tasks for the MFP marketplace. For added performance and flexibility, the Company's imaging system may be implemented to operate in a distributed fashion, allowing for portions of the imaging processing task to take place in the originating host computer, in the digital document product or elsewhere in the network. Color extensions to ImageWorks support the unique requirements of color printers.

  Page Description Languages. The Company provides OEMs with support for the most widely used and standard page description languages ("PDLs"), Adobe's PostScript Software and Hewlett-Packard's Printer Control Language ("PCL"). The Company offers PeerlessPrint technology, which emulates Hewlett-Packard's PCL. The complete range of printing language products includes PeerlessPrint5E, 5C and 6. PeerlessPrint5E provides compatibility with HP's PCL 5e language utilized in its LaserJet 5P, 5Si, LJ4000 and LJ5000 laser printer products, as well as enhancements to support higher resolutions and added paper handling options. PeerlessPrint5C is designed to provide compatibility with HP's PCL 5C utilized in its Color LaserJet 4500 and high-end inkjet products. PeerlessPrint6 provides monochrome and color compatibility with HP's latest PCL 6 language. As a third-party co-developer, the Company provides an optimized, high performance integration of Adobe PostScript 3 into both the PeerlessPage imaging system and OEM imaging systems, as well as certification services for customers desiring to license Adobe PostScript from Peerless.

  PC Software. The Company provides a complete set of PeerlessPrint drivers that optimize the printing process in the Windows 95, 98 and the NT 4.0 environments. Windows 2000 Drivers for recently introduced operating systems are currently under development and planned for future release.

  PCL Family of MS Windows Printer Drivers. In today's typical networked computer environment, the printing process consists of a workstation running an application capable of creating and/or viewing document content, a communications link between the workstation and one or more intermediate network servers, and the target printing device capable of receiving print data in a format suitable for interpretation. The Company's print solutions consist of substantially all the software necessary to run the targeted print device, as well as translation software running on the workstation computer. This software translates the document into a format suitable for network transmission and the interpretation at the printer. The software is known as a host-based "printer driver." The printer driver's role is to translate Windows "GDI" (Graphics Device Interface) functions into a suitable page description language ("PDL"). The Company's printer drivers are able to translate GDI functions into PCL5E, PCL5C, PCL6, and PCL6C languages. These languages represent the image to be printed in a compact form that is easily transmitted across the network and subsequently interpreted into raster images suitable for transferring to a printed page. The Company's printer drivers can be used to drive controllers supplied by the Company as well as to controllers supplied by most third parties and to OEM developed controllers.

  ASICs. The Company designs application specific integrated circuit ("ASIC") solutions for the office and the small office/home office ("SOHO") sectors of the digital document product marketplace. These ASICs provide a single chip implementation of key components of its imaging software. Peerless has licensed these designs to semiconductor manufacturers, such as IBM Microelectronics and Motorola who, in turn, have the right to manufacture and sell these ASICs directly to digital document product manufacturers. The Company's QuickPrint line of imaging ASIC co-processors and integrated processors incorporate basic components of the Company's imaging system into a silicon solution to reduce controller costs and enhance overall performance. For the high performance sector of the office market, the Company offers specialized co-processors that accelerate the Peerless' imaging software and incorporate controller functionality and imaging features to provide both cost savings and performance enhancements. The Company currently markets the QP 1800, QP 1910, QP 1940, QP+401 and QP+405 ASICs. The QP+401 and QP+405 ASICs are "system on a chip" solutions that integrate the processor and co-processor on a single chip that provides the co-processor functionality of the QP 1910 in a cost-effective package with excellent performance characteristics. The QP 1910 is targeted toward very high-speed monochrome printing, while the QP 1940 ASICs addresses tandem color engines and high-speed color printing. Additionally, the Company introduced last fall the QP+405 for low cost office mid-range speed monochrome or color engines.

  With the introduction of the QP 1900 ASIC family and subsequently the QP+405, Peerless introduced a new business model where Peerless designs and contracts for the manufacture and distribution of an ASIC semiconductor system. This model permits Peerless to offer an integrated solution to its OEM customers. Distribution agreements with a Japanese semiconductor distributor to provide distribution services for the Asian market, and with a US based semiconductor distributor to provide similar distribution services in the United States, have been in place for over a year.

  The Peerless family of QuickPrint graphics coprocessors is targeted for high performance monochrome and color printer and copier products. The QuickPrint ASICs supports a variety of print engines, including monochrome, color, bi-level, multi-level, and continuous tone (contone). The QuickPrint ASICs also support one-drum non-tandem engines as well as two and four drum full tandem print engines.

  The QuickPrint ASIC is a key component of Peerless' embedded scaleable architecture. To provide highly competitive solutions at various price/performance points, a QuickPrint-based system can combine a single processor with one, two, or four QuickPrint devices to match the price/performance goals of an OEM product. When partnered with a minimum of external read only memory ("ROM") and synchronous dynamic random access memory ("SDRAM"), the QuickPrint ASIC provides a complete solution with unique and powerful functionality specifically designed for page printers, copiers, and imaging systems.

  A QuickPrint ASIC contains powerful subsystems to simultaneously render and print page images, called the graphics execution unit ("GEU"), and print engine video controller ("PEVC"). In addition, the QuickPrint core combines these logic units with basic system elements such as a SDRAM controller, ROM controller, I/O controller, IEEE 1284 parallel port interface with DMA, serial port with FIFO, and serial print engine communication port. All ASIC designs contain patented compression and rip technologies.

  The GEU within a QuickPrint ASIC is a fully independent graphics coprocessor. The GEU runs in parallel with the processor, and off-loads the processor from the tedious task of rendering pixel-mapped page images. The GEU combines high performance graphics processing with direct hardware support for Peerless' Memory Reduction Technology ("MRT"), a collection of orderlist, graphics, compression, and band printing techniques that encompasses substantially all of the system software that is required to design a complete imaging controller. Popular languages such as PCL5e, PCL5c, PCL-6, and PostScript are handled by the QuickPrint ASIC with substantially less memory than would be required in other systems.

  Job Management for Network Printers. The Company's Job Management technology enables print job management from different computer platforms through OEM, third party, Web, or Peerless developed user interfaces. The Company's job management software enables remote access to print queues so a user or administrator can track and control their print jobs. This technology also provides the job accounting necessary in some network printing environments. Peerless Job Management supports a wide variety of industry standard and OEM proprietary print protocols, including IPP.

  Systems Integration.   The Company has assembled an experienced team of
technical personnel with backgrounds in image processing, compression, language interpreters, networking, ASIC and hardware engineering, software engineering, color reproduction, and systems integration. Systems integration is the process of combining multiple technologies into one coherent whole. The resulting system needs to conform to accepted standards, ranging from networking protocols to language syntaxes, to color processing methodologies. The Company's system integration skills are exemplified by combining such disparate technologies as Adobe PostScript, Emulex and Netreon networking protocols, proprietary OEM languages, engine control drivers for different printer devices, ASIC technologies, and five types of hardware communication interfaces. This system integration skill is a critical component in providing fast time to market print system solutions.

  Networking Technology. Peerless supports a broad array of networking protocols, allowing its OEM customers to address the majority of end-user networking requirements. To accommodate the need for remote network management of digital document products over local area network ("LAN") and across wide area networks, including Intranets, the Company supplies management information base tables that may be utilized by open industry-standard network management. Netreon's networking technology, which is currently being integrated with Peerless' imaging technology, provides embedded network solutions, thereby eliminating the need for a network interface card. Netreon's technology provides low cost, high speed embedded networking solutions for cost sensitive market segments. Peerless' networking technology will play a key role in the future success of the Company and is more fully discussed on page 16 under "Network Storage".

  Internet Printing Technology. In PSIP, Peerless acquired a patented, proprietary Internet printing technology. PSIP's main research and development focus in fiscal year 2001 was to migrate this technology to the IPP standard and develop features targeted at the hospitality market. A patent is pending for Peerless' Driverless Print Server ("DPS"), which enables mobile users, such as hotel guests, to print documents and Web pages through a standard browser interface without loading any software or making any configuration changes to their portable computing devices. The DPS product offers superior convenience, and minimizes or eliminates conflicting configuration problems associated with making temporary connections to new printers and networks. Output quality is substantially similar to that of standard office local area network printing in monochrome or color.

  The Company believes that it is a leader in the development of the emerging IPP standard. A major application of the IPP standard is IPP Fax, which is envisioned as a real-time Internet fax-like service for document image sending and receiving. In addition to hotels and conference centers, the DPS technology may be applicable to a variety of temporary and mobile configurations such as multiple dwelling units, multiple tenant units, airport kiosks, corporate, academic and government campuses.

  Peerless plans to license its DPS technology to Internet service providers and value added resellers. A variety of promising deployment and business models are possible, including a Peerless hosted printing service that can potentially target any IPP enabled printer in the world. Peerless has installed its first two "proof of concept" Internet printing systems in the hospitality market.

  Engineering Services. For those OEMs that wish to outsource the development of some or all of the embedded imaging system for a digital document product, the Company offers engineering services. These include controller design and custom engineering for vendor-specific features that complement the Company's standard imaging technology. These services can be adapted to the OEMs needs for hourly time and material support and fixed price quotations. Peerless supplies an excellent quality process including project management, the management of multiple suppliers, design and testing to enable the delivery of a quality proven product to meet customer needs.

  The Company's technology is being leveraged to provide a wide range of scaleable solutions:

  Multifunction Solution. The Company's MFP imaging solutions target high-speed copier-based MFP products and lower-cost color inkjet, fax or laser-based workgroup MFP products. The higher-end solutions combine the Company's networkable imaging products with MFP-specific extensions to facilitate printing, copying, faxing and scanning in the same digital document product. The Company's solutions provide multifunction capability, but the Company does not provide stand-alone fax or copier solutions.

  Color Solution. The Company's color imaging solutions target OEM requirements for a broad range of color imaging devices. The Company's proprietary object-based imaging system reduces central processing unit ("CPU") and resource requirements for printing color pages while simultaneously accelerating the document imaging process and increasing print quality.

  Monochrome Solution. The Company's monochrome solution targets are well recognized in the industry and are deployed in copiers and printers in the office environment at speeds ranging from a few pages per minute to over one hundred pages per minute.

Technology

  The Company develops proprietary technologies for the embedded imaging systems marketplace that are designed to provide meaningful improvements in performance, cost and time to market for Peerless' OEM customers. The Company's proprietary embedded, object-based imaging system reduces the size of digital document product imaging files with virtually no loss of visual quality. This proprietary technology enables the Company's OEM customers to reduce memory cost and increase print quality and speed while eliminating or reducing the need for incremental compression technology. When optimized, this component of the embedded imaging system can provide significant cost savings and performance differentiation to digital document product manufacturers. The Company incorporates complimentary technologies, or makes its technologies compatible with third-party technologies, in order to provide its customers with a more comprehensive imaging solution.

  Object-Based Image Processing. Many embedded imaging systems utilize similar methods of processing document imaging information. They convert a file that represents a document page into a bitmap and then process all page elements as a collection of pixels. Because bitmaps generate large files, the image processing task can become time-consuming, requiring subsequent document pages to be stored in memory while previous pages are being processed. To accommodate memory limitations, file compression technologies are often utilized. These compression technologies frequently result in a loss of clarity and detail in the printed document and require significant processing power.

  Peerless has developed a proprietary approach to the embedded imaging task. Rather than recognizing a page image as a collection of pixels, the Peerless object-based image processing technology recognizes basic imaging elements in the document, differentiating between text, line art and photographs much as the human eye does. Peerless' software then creates a display list of image objects as an intermediate representation of the document to be printed. This display list is a more concise means of representing the imaging information of the document, enabling complex imaging data to be processed more quickly and with less memory, typically without resorting to compression techniques that degrade the image. For high performance applications, the display list can be processed in real time with assistance from a Peerless-designed graphics co-processor embedded in the digital document product. Because Peerless' technology can enable the page image to be processed in real time, concurrent with the transmission of the document print file, memory requirements can be reduced and performance can be enhanced. Furthermore, the image quality or resolution can be modified to accommodate limitations in the digital document product's memory, or progressively enhanced by installation of additional digital document product memory. The Company's object-based image processing technology provides more significant benefits as the image processing workload increases, which occurs with increased resolution or a transition from monochrome to color. The Company holds eight patents in the United States protecting the intellectual property within certain aspects of its object-based imaging approach.

  Systems Architecture. The Company has developed standardized interfaces for the Company's family of products that enable the Company's imaging solution to be ported to a variety of platforms, languages and applications. For example, the standardized PeerlessPage interface provides the ability to support multiple printing languages. The PeerlessPage object-based imaging system is both platform and device-independent and is able to accommodate a variety of print engines and controller architectures.

The Company has also developed an applications interface that enables the support of features such as spooling, stored macros, stored forms, electronic collation and stapling.

  Technology Partners. The Company has established relationships that permit it to offer to its customers complementary technologies through technology partners. Adobe has been a development partner with Peerless since 1992 and the relationship has grown with each joint application of Peerless and Adobe technologies. In 1999, Adobe and Peerless entered into a PostScript Software Development License and Sublicense Agreement that expanded the application and integration of the respective technologies. Peerless has licensed (for internal development purposes) the right to use Adobe's PostScript Software to enable the Company's products to be used with Adobe's PostScript Software. The Company's relationship with Adobe permits the Company to offer a convenient and optimized Adobe PostScript-enabled solution, as well as directly license PostScript to its OEM customers.

  With the assumption by Peerless of HDE's licensing agreement with Adobe, the PSIP/Adobe relationship has expanded the opportunity for Adobe embedded PostScript software business to Peerless. In addition, the Company incorporates font rasterizers into its imaging solution to enable its OEM customers to license font technology from providers such as Agfa Corporation and Bitstream, Inc. The Company has also established semiconductor agreements with some of the leading developers and manufacturers of RISC microprocessors in order to offer integrated processor and co-processor solutions. The integrated processors combine the Company's basic imaging sending functionality with an industry-standard microprocessor.


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

  Two of the Company's customers Ricoh Corporation and Seiko Epson Corporation, each generated more than 10% of the Company's total revenues for fiscal year 2001. Revenues from the Company's top four customers accounted for 54%, 47% and 52% of the Company's total revenues for fiscal years 2001, 2000, and 1999, respectively. Although the Company has expanded and diversified its customer base through focused sales efforts and acquisitions, the Company anticipates that its future revenues may be similarly concentrated with a limited number of customers. The Company's largest customers vary to some extent from year to year as product cycles end, contractual relationships expire and new products and customers emerge. Many of the engineering services and licensing arrangements with the Company's customers are provided on a project-by-project basis, are terminable with limited or no notice, and in certain instances are not governed by long-term agreements. Because a limited number of customers generate a large percentage of the Company's revenues, any loss of these customers would have a material adverse impact on the Company's results of operations.

  As discussed above, there has been a general decline in the rates of growth for the work group printer and copier market segments in which Peerless is engaged. For those product platforms that do go forward for development and customer introduction, the OEMs, in a number of instances, have not selected the Company's solutions. This occurred in some cases because the OEMs perceived that the Company's solutions did not meet their technical requirements. In other cases it occurred by the OEMs developing the technology themselves or by utilizing lower cost off-shore embedded software competitors.

Markets

  Enterprise Office Market. The office sector of the digital document product market is characterized by digital document products ranging in price from approximately $1,000 to in excess of $40,000 each. These products typically offer high performance differentiated by customized features. In many cases, digital document product manufacturers demand turnkey, customized embedded imaging solutions that include imaging software, controller design and network interface card design. As a result of these unique requirements, Peerless typically addresses the high performance sector of the digital document product market via direct OEM relationships with individual digital document product manufacturers. The Company's major customers in the office market in the fiscal year 2001 included Ricoh, Canon, Konica, Okidata, MGCS, and Minolta.

  International Markets. Revenues from customers outside the United States accounted for 81%, 72%, and 64% of the Company's total revenues for fiscal years 2001, 2000 and 1999, respectively. Further, the Company expects that sales to customers located outside the United States may increase in absolute dollars in the future. Peerless' international customers are comprised primarily of companies headquartered in Japan. These Japanese customers sell products containing Peerless' technology primarily in the North America and European marketplaces. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion on Asian markets.

  All of the Company's contracts with international customers are, and the Company expects that in the future will be, denominated in U.S dollars. As a result, the Company is currently not subject to foreign currency transaction and translation gains and losses. However, see "The Company's International Activities May Expose The Company To Risks Associated With Currency Fluctuations" on page 37.


Growth and Expansion Objectives

     The Company's overall objective for growth in the imaging business is to broaden the number of supported imaging devices to include higher margin color copier and printing devices, to reduce the time to market of Peerless-based products through the increased use of standardized PC hardware and software tools, and to increase its focus on developing applications that perform job, document, and content management. The Company's imaging software is portable to a wide range of technology platforms. Peerless job and printer management software for embedded printing, combined with its color, imaging and language processing software, support targeting a wider range of devices than are currently supported, such as mid-range color copiers and high-end desktop ink jet printers. Through Netreon, the Company is increasingly focusing on the development of its network storage technologies. See "Network Storage" on page 16.

     The Company has devoted considerable research and development-resources on its line of PC-based applications to support an end-to-end solution for ease of use during the printing process. The Company has recently seen an increase in interest for this software and intends to address this interest to include applications supporting job management, document management, and accounting functions for printing.

   It is the Company's view that time to market is one of the largest factors in vendor selection during the OEM selection of outsourcing or internal development. The Company has devoted a substantial amount of research and development resources on improving time to market of its products through the use of well-developed application programming interfaces ("APIs") between functional areas of the Company's software and hardware technology. It is the Company's goal to extend these time to market concepts to include standardized PC software and hardware tools for development and deployment of its products, thereby increasing the value provided to its customers.

Sales and Marketing

  The Company markets its products to the leading OEMs that sell digital document products to the worldwide market. The Company directs most of its sales efforts through its headquarters in California and its subsidiary in Japan. Sales to European digital document product manufacturers are conducted out of the Company's California headquarters.

  The Company markets directly to OEMs and through focused trade relations and branding programs. Direct OEM marketing consists of focused public relations activities and the development of sales collateral, mailers, trade show attendance and sales support. The Company focuses its time on media accessed by OEM customers. The Company directs its branding programs toward building the Company's brand awareness. These programs consist of public relations and Peerless product branding on its silicon and software products.


Product Development and Engineering Services

  The Company's product development activities are located at four sites, El Segundo, California, Mountain View, California, Bellevue, Washington and Kent, Washington. These activities primarily consist of new product development, enhancement of existing products, product testing and technical documentation development. The Company's engineering personnel are divided into two primary areas. They are research and development, which focuses on development and enhancement of the Company's core technologies; and engineering services, which focuses on customized customer design activities.

  The Company's engineering services personnel work closely with OEMs that desire a turnkey solution, developing customized interfaces and applications specific to individual OEMs. The Company typically receives a fee for such engineering services.


Competition

  The market for embedded imaging systems for digital document products is highly competitive and characterized by continuous pressure to enhance performance, add functionality, reduce costs and accelerate the release of new products. The Company competes on the basis of technology expertise, product functionality, development time and price. The Company's technology and services primarily compete with solutions developed internally by OEMs. Virtually all of the Company's OEM customers have significant investments in their existing solutions and have the substantial resources necessary to enhance existing products and to develop future products. These OEMs have or may develop competing embedded imaging systems technologies and may implement these systems into their products, thereby replacing the Company's current or proposed technologies, eliminating a need for the Company's services and products and limiting future opportunities for the Company. In fact, OEMs have increasingly been shifting away from third party solutions in favor of in-house development. Therefore, the Company is required to persuade these OEMs to outsource the development of their embedded imaging systems and to provide products and solutions to these OEMs that favorably compete with their internally developed products. The Company also competes with software and engineering services provided in the digital document product marketplace by other systems suppliers to OEMs. In this regard, the Company competes with, among others, Destiny Technologies Corporation, Electronics for Imaging, and Oak Technologies.

  As the industry continues to develop, the Company expects that competition and pricing pressures will increase from OEMs, existing competitors and other companies that may enter the Company's existing or future markets with similar or substitute solutions that may be less costly or provide better performance or functionality. The Company anticipates increasing competition for its color and multifunction products, particularly as new competitors develop and introduce products in this emerging market. Some of the Company's existing competitors, many of its potential competitors and virtually all of the Company's OEM customers have substantially greater financial, technical, marketing and sales resources than the Company. In the event that price competition increases, competitive pressures could cause the Company to reduce the amount of royalties received on new licenses and to reduce the cost of its engineering services in order to maintain existing business and generate additional product licensing revenues. This could reduce profit margins and result in losses and a decrease in market share. No assurance can be given as to the ability of the Company to compete favorably with the internal development capabilities of its current and prospective OEM customers or with other third-party embedded imaging system suppliers, and the inability to do so would have a material adverse effect on the Company's operating results.


Network Storage

Industry Background

  The deployment of storage resources in companies is undergoing a dramatic change. Databases are being centralized and access is made through database application servers that have their storage on a dedicated storage-only network called a storage area network ("SAN"). Data that once was distributed over many users' workstations are also being centralized on specialized storage appliances using a technology called network attached storage ("NAS"). Both of these trends are resulting in simplified management and lower cost of ownership. Due to these trends, the managers of storage resources, IT managers, and network managers are finding their roles converging.

  Customers are using NAS and SAN devices to meet the demand for quickly accessible storage as a storehouse for reproducing data to offload file storage from application servers and to support increased Web demands. According to International Data Corporation ("IDC"), the combined market for NAS and SAN devices are projected to be $9 billion in 2001 and to grow in excess of 60 percent per year.

Developments in the Storage Products Market

  For NAS manufacturers, the challenges include making their devices as scalable as possible and integrating them into established environments while keeping them affordable. The manufacturers are hurrying to fill the various niches in the network attached storage space.

  Integration with Windows 2000. Support for Microsoft's latest version of its enterprise server operating system involves significant development for NAS OEMs. A major facility provided by Active Directory, a network directory technology deployed with Windows 2000, is the support for single sign-on. Using single sign-on, users only need to log in once, rather than having to log in to each new device as it is accessed. Network Appliance, a leader in the NAS market, announced that it will supply Windows 2000 support by the end of March 2001, it is likely that other NAS OEMs will follow suit.

  More competition in mid-high end. One company enjoys a market leading position in the mid to high end NAS segment, although it is likely that it will experience significant competition in the next year from new and existing players in the NAS market. This competition could lead to increased pressure on all sides to differentiate product offerings with new or enhanced features.

  Several trends are converging in the SAN storage products market:

  Declining cost of disks. The cost per gigabyte for disks is declining so rapidly that it is attractive for customers to simply purchase more storage rather than enforcing conservation from users. The real cost of ownership of storage is related to the volume of storage provided. This is putting pressure on SAN OEMs to provide a means to reduce the total cost of ownership.

  Emergence of interoperability standards. The perceived lack of interoperability among manufacturers of SAN components has been a significant inhibitor to the deployment of SANs in general. The storage networking industry trade association has made attempts to remove this barrier by creating interoperability standards.

  SAN management software.   SAN component OEMs each provide a means to install
and configure its hardware, often using telnet or a Web-based management application. Although these tools offer many of the necessary interfaces to install and configure, they require administrators to learn multiple user interfaces and manage each component separately. SAN management software is being introduced by major SAN suppliers and by specialist SAN management vendors to provide a single, intuitive, user interface to allow all components to be managed.

  New technologies. iSCSI, Infiniband, and similar technologies, are threatening to change the face of the traditional SAN. Most of the current major OEMs in the SAN marketplace are centered on Fibre Channel, so a move to these new technologies may reduce the influence of the current players and allow new OEMs to establish significant market share.


Products, Services and Solutions

  Netreon provides two NAS software developer kits ("SDKs") that allow NAS OEMs to provide NetWare or Windows 2000 compatibility for their products. These SDKs provide independent value and are complementary. Thus, they may be used separately or together for enhanced functionality.

  Netreon DirectoryPlus(TM) NAS for Active Directory. The DirectoryPlus(TM) NAS for Active Directory SDK is a software development kit to integrate the latest Microsoft technology into NAS devices. From a NAS OEM's viewpoint, DirectoryPlus(TM) NAS for Active Directory allows their NAS device to appear to users as a Windows 2000 server. Devices built using the SDK are directory-enabled for Windows 2000 Active Directory and are integrated into the Windows security and authentication architecture, including the user-friendly "single sign-on".

  Most NAS OEMs already support the Common Internet Filing System ("CIFS") to provide access to their NAS devices for Windows users. The DirectoryPlus(TM) NAS SDK integrates with the OEM's existing CIFS to extend that protocol to enable it to provide a Windows 2000 environment.

  The DirectoryPlus(TM) NAS for Active Directory SDK also provides extensions for the Microsoft Management Console ("MMC") that allows an IT department to define shared network disks (shares) and set access rights for a NAS device using the same tool that they use to manage users and computers in a Windows 2000 environment. This integration with a familiar management tool further reduces the cost of ownership for NAS devices.

  Netreon DirectoryPlus(TM) NAS for NDS. This is a companion software developers kit to DirectoryPlus(TM) NAS for Active Directory that allows a NAS device to appear as a NetWare 5 server. To ensure compatibility with NetWare 5, Netreon uses licensed Novell code to provide access to Novell Directory Services ("NDS"), file access services and to support Novell's single sign-on feature.

  Devices incorporating the DirectoryPlus(TM) NAS for NDS SDK can be managed using Novell's NetWare Administrator, a tool that IT administrators use to manage users and volumes and to set or deny access rights.

  Both of the DirectoryPlus(TM) NAS SDKs are targeted to the Linux operating system due to that operating system's popularity among NAS OEMs. OEMs using Linux or similar operating systems will enjoy a rapid development cycle, providing an improved time to market advantage.

  Engineering services. Most of Netreon's NAS customers have also purchased services along with the SDK, paying for Netreon's engineering services in implementing the SDK and in customizing the software for their devices. Netreon continues to support the OEM after its device ships, providing help both to its development engineers for improvements to the OEM's product and to its support engineers when their customers need help with Netreon software.

  SAN Fabric. Netreon is the first company to prototype and demonstrate SAN fabric administration using the Windows 2000 / Active Directory platform to create the next generation SAN management application. Netreon can use information captured from an intelligent SAN infrastructure that enables companies to create and scale highly resilient multi-switch SANs and easily manage the SAN infrastructure. Applying this SAN component information, Netreon software will allow IT departments to configure, zone, and administer SAN using Active Directory as the persistent data store. Applications built on Netreon's industry-first achievement will help IT managers simplify and lower the cost of SAN ownership through centralized administration of the SAN, and integration of SAN management with the Microsoft Management Console ("MMC"), the tool used to manage the rest of a Windows 2000-based network.

  Directory. An administrator can configure one or many switches in the SAN fabric by changing the configuration stored in the directory. The directory agent is responsible for synchronizing the configuration in the directory with the physical switches. This is essential as the SAN fabric grows from small configurations of a few devices with tens of ports to those larger fabrics of thousands of ports.

  Netreon software also allows the use of configuration "cloning", the replication of configuration information between multiple fabrics, typically a master and backup fabric, making the management of redundant SANs easier.

  IT departments will benefit because MMC provides a familiar interface to help administrators manage switches in a Brocade-based SAN fabric. IT managers can use Active Directory to maintain secure control of switch configuration so that policies are not circumvented by unauthorized users.

  The directory can also serve as an established, secure repository of persistent data for all switches so that once installed and turned on the devices can receive and update their configurations and zoning information as needed from the enterprise directory server.


Technology

  Directory Agents.  Netreon DirectoryPlus SDKs are built on a Directory
Agent, a core component that interfaces with either Microsoft Active Directory or Novell Directory Services to provide directory access, user authentication, and device advertisement and to allow device configuration and monitoring. The Directory Agent for Active Directory incorporates the Lightweight Directory Access Protocol ("LDAP") for directory access and Kerberos for user authentication. It also interprets the Windows security model, allowing the device to correctly determine a user's rights to a particular resource based not only on their own specific rights, but also inherited rights due to any memberships they may have in user groups. Rather than apply the common industry practice of reverse engineering the Windows security model, Netreon has used published Microsoft interfaces that the Company believes will ensure that the Directory Agent will remain compatible with any future upgrades that Microsoft may develop for its flagship enterprise server operating system.

  Embedded Software. The Netreon Directory Agent, file services interface, and OS platform support are embedded in the NAS device. This component integrates the device into the Windows 2000 or NDS directory and authentication infrastructure which enables the device to control the access of end users to NAS-resident files and interfaces the Netreon software with the OEMs file system.

  Console Management Software. The console plug-in software extends the Active Directory or NDS management interface with properties and commands for NAS devices.

  Schema Extension. New objects, such as NAS devices, require extensions to the directory schema to include the definitions for the new objects. While this extension is necessary, Netreon is sensitive to the reluctance many IT departments have to extend the schema unnecessarily, and has developed a novel approach to minimizing the changes. Netreon believes there is significant benefit in this technology and is pursuing patent protection.

  Technology Partners. Netreon has a strategic partnership with Novell. The partnership covers networking and device management software licenses for imaging and storage devices across the Novell NDS server environment, which includes Novell Embedded Systems Technology (NEST) Server Software and eDirectory. The Company's agreement with Novell enables Netreon to directly license embedded directory and network services technology for both market segments, allowing the company to bring greater functionality to all network devices beginning with digital output systems and other network devices such as, but not limited to storage systems.

   Microsoft invited Netreon to demonstrate Netreon SAN management software at its Windows Hardware Engineering Conference (WinHEC) in March 2001.


Customers and Markets

Customers

  Netreon markets its network attached storage technology to OEMs manufacturing network attached storage devices in all performance and storage capacity segments of the NAS market.

  Netreon markets its storage area network technology to OEMs manufacturing SAN components. In addition, Netreon markets its SAN technology to SAN integrators, independent SAN consultants and storage service providers.

  Netreon has licensed its directory-enabled storage technology to three OEMs:
Procom Technology, SerComm, and one of the top 10 storage companies in terms of market share.


Markets

  NAS Market. The network attached storage sector offers products ranging in price from below $1,000 to in excess of $500,000 each. The lower price segments of the market typically compete based on cost, while providing features required by workgroups or SOHO users. In the mid and high price segments, vendors compete based on performance and feature sets with less emphasis on price. Netreon addresses NAS OEM requirements in all segments of this market. Netreon's current customers are manufacturers of NAS devices.


Growth and Expansion Objectives

  Netreon's overall objective for growth in the storage business is twofold:

  1. In the NAS market Netreon is focusing on enhancing the integration of NAS devices into the management infrastructure of the supported operating systems, and reducing the time to market for NAS devices using Netreon technology.

  2. In the SAN market, Netreon is focusing on providing end-to-end support for SAN planning, configuration, monitoring and remediation, and on integrating SAN management with the management of the rest of the network in a Windows 2000 environment. It is Netreon's view that intuitive configuration and proactive remediation of an entire SAN infrastructure is an underserved requirement of SAN administrators, and a substantial amount of Netreon's research and development resources are being devoted to developing a solution for this problem.


Sales and Marketing

  Netreon markets its products to the leading storage OEMs that sell network storage products to the worldwide market. Netreon directs most of its sales efforts through its facility in Mountain View, California.

  Netreon markets directly to OEMs and through focused trade relations and branding programs. Direct OEM marketing consists of focused public relations activities and the development of sales collateral, mailers, trade show attendance, trade conference and seminar presentations and sales support. Netreon focuses its time on media accessed by OEM customers.

  Netreon directs its branding programs toward building brand awareness of the Netreon name. These programs consist of public relations and Netreon product branding on its software products.


Product Development and Engineering Services

  Netreon's product development activities are located at two sites, Mountain View, California and Bellevue, Washington. These activities primarily consist of new product development, enhancement of existing products, product testing and technical documentation development. Netreon's engineering personnel are divided into two primary development areas: research and development, which focuses on development and enhancement of Netreon's core technologies, and engineering services, which focuses on customized customer design activities.

  Netreon's engineering services personnel work closely with OEMs who desire a turnkey solution, developing customized interfaces and applications specific to an individual OEM. Netreon typically receives a fee for such engineering services.

Competition

  The market for network storage products is highly competitive and characterized by continuous pressure to enhance performance, add functionality, reduce costs and accelerate the release of new products. Netreon competes on the basis of technology expertise and innovation, product functionality, development time and price. Netreon's technology and services primarily compete with solutions developed internally by OEMs. Virtually all of Netreon's OEM customers have significant investments in their existing solutions and have the substantial resources necessary to enhance existing products and to develop future products. These OEMs have or may develop competing network storage technologies and may implement these systems into their products, thereby replacing Netreon's current or proposed technologies, eliminating a need for Netreon's services and products and limiting future opportunities for Netreon. Therefore, Netreon is required to persuade these OEMs to license Netreon technology that competes favorably with their internally developed products.

  Netreon also competes with software and engineering services provided in the network storage product marketplace by other systems suppliers to OEMs.


Employees

  As of January 31, 2001 the Company had a total of approximately 153 employees and independent contractors. None of the Company's employees is represented by a labor union, and the Company has never experienced any work stoppage. The Company considers its relations with its employees to be good.


Intellectual Property and Proprietary Rights

  The Company's success is heavily dependent upon its proprietary technology. To protect its proprietary rights, the Company relies on a combination of patent, copyright, trade secret and trademark laws as well as nondisclosure and other contractual restrictions. The Company holds eight patents issued in the United States, one of which is also issued in France, Germany, Great Britain and Hong Kong. The issued patents relate to techniques developed by the Company for generating output for continuous synchronous raster output devices, such as laser printers. The Company has five patent applications pending in Japan, four applications each pending in the United States and European Patent Office and two applications each pending in Hong Kong and Canada. There can be no assurance that patents held by the Company will not be challenged or invalidated, that patents will issue from any of the Company's pending applications or that any claims allowed from existing or pending patents will be of sufficient scope or strength (or issue in the countries where products incorporating the Company's technology may be sold) to provide meaningful protection or any commercial advantage to the Company. In any event, effective protection of intellectual property rights may be unavailable or limited in certain countries. The status of United States patent protection in the software industry will evolve as the United States Patent and Trademark Office grants additional patents. Patents have been granted to fundamental technologies in software after the development of an industry around such technologies and patents may be issued to third parties that relate to fundamental technologies related to the Company's technology.

  As part of its confidentiality procedures, the Company enters into nondisclosure agreements with its employees, consultants, OEMs and strategic partners and takes affirmative steps to limit access to and distribution of its software and other proprietary information. Despite these efforts, the Company may be unable to effectively protect its proprietary rights and, in any event, enforcement of the Company's proprietary rights may be very expensive. The Company's source code also is protected as a trade secret. However, the Company from time to time licenses its source code to OEMs, which subjects the Company to the risk of unauthorized use or misappropriation despite the contractual terms restricting disclosure and use. In addition, it may be possible for unauthorized third parties to copy the Company's products or to reverse engineer or obtain and use the Company's proprietary information.

  As the number of patents, copyrights, trademarks and other intellectual property rights in the Company's industry increases, products based on the Company's technologies increasingly may become the subject of infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future. Any such claims, regardless of merit, could be time consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company's operating results. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation to determine the validity of any claims, whether or not such litigation is determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks. In addition, the Company may lack sufficient resources to initiate a meritorious claim. In the event of an adverse ruling in any litigation regarding intellectual property, the Company may be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing or substituted technology. The failure of the Company to develop, or license on acceptable terms, a substitute technology if required could have a material adverse effect on the Company's operating results.


Item 2--Properties.

  The Company leases its principal facilities in El Segundo, California. The operating lease, as amended, expires in March 2007. The Company also leases office space in Redwood City, California, Mountain View, California, and Bellevue, Washington for Netreon, Inc. and Kent, Washington for PSIP, and in Japan. The Company has completed the subleasing of 9,000 square feet of its El Segundo, California facility. The term of the sublease is for the balance of the term of the underlying lease. The Company believes that its existing leased space is more than adequate for its current operations and that suitable replacement and additional space will be available in the future on commercially reasonable terms.


Item 3--Legal Proceedings.

  The Company engaged in the following litigation matters.

  On August 28, 2000, a stockholder class action lawsuit was filed against the Company and two of the Company's former officers in the United States District Court for the Southern District of California. A second stockholder class action lawsuit was filed on September 19, 2000 against the Company and the same two former officers of the Company in the same United States District Court. On April 17, 2001, the Company was served with an Amended and Consolidated Complaint. These lawsuits allege a scheme to artificially inflate the Company's stock price based on alleged misleading public announcements and seek compensatory damages with interest and attorneys fees, fees and expenses. Peerless believes all of the claims to be without merit and is responding accordingly.

  The Company filed a lawsuit in January 2000 against Conexant Systems Inc., Newport Beach, California in the Orange County Superior Court regarding the failure and refusal of Conexant to pay to the Company a portion of a Source License Fee and guaranteed royalty payments pursuant to an agreement between the parties. The parties have been in settlement negotiations and Peerless believes this lawsuit will be resolved in a manner satisfactory to the Company.

  In December 1999, the Company and the Company's former Chief Executive Officer were sued by the State of Wisconsin Investment Board ("SWIB") in the Court of Chancery of the State of Delaware in New Castle County. The complaint alleged that Peerless wrongfully influenced the passage of and provided misleading information in connection with, a proposal to increase the number of shares under the Company's 1996 Equity Incentive Plan by 1,000,000 at the Company's Annual Meeting of Stockholders in June 1999. The Company has filed an Answer and Counterclaim. At January 31, 2001, the Company accrued $375 thousand for settlement of this lawsuit. The parties are presently finalizing a settlement agreement and Peerless believes that the lawsuit will be resolved in a manner satisfactory to the Company.

  In July 2000, the Company filed a claim in the United States District Court for the Central District of California against the former owners of HDE, Inc. in connection with Peerless' acquisition of that entity. At January 31, 2001, the Company accrued $90 thousand for settlement of this lawsuit. On April
11, 2001, the Company entered into a settlement agreement with one of the former owners. Subject to certain limitations, the Company agreed that it will, at the former owner's option, during the six month period beginning April 11, 2001, purchase at a price of $0.75 per share, the Company's shares received by the former owner pursuant to the merger agreement, dated December 7, 1999, under which Peerless acquired HDE, Inc. The Company also agreed to register the sale of the former owner's shares under the Securities Act of the 1933, as amended, within three weeks of the date of the settlement agreement pursuant to the terms of a registration rights agreement previously entered into by the Company and the former owner. The settlement agreement also provides that the former owner will maintain certain confidential information of the Company and through the period and December 20, 2001, in North America or Asia, refrain from entering the employ of, rendering services to or engaging in certain specified business with certain agreed business entities. The settlement agreement further provides for a release by the former owner and the Company of any claims that either may have against the other for any event arising on or before April 11, 2001. On April 19, 2001, the lawsuit was dismissed.

  In March 2000, a former Director of Sales of Netreon filed a lawsuit against the Company and Netreon in the Alameda County Superior Court. Pursuant to the several terms of the settlement, the former Director of Sales dismissed the lawsuit on December 13, 2000 and resigned from Netreon.

Item 4--Submission of Matters to a Vote of Security Holders.

  No matters were submitted to a vote of the Company's stockholders during the fourth quarter of fiscal year 2001.

                                    PART II

Item 5--Market for Registrant's Common Equity and Related Stockholder Matters.

  The Company's common stock has been traded on the Nasdaq National Market under the symbol "PRLS" since its initial public offering on September 26, 1996.
The table below sets forth, during the periods indicated, the high and low sales price for the Company's common stock as reported on the Nasdaq National Market.



                             Fiscal Year Ended
         -----------------------------------------------------------
              January 31, 2001               January 31, 2000
         -------------------------        --------------------------
Quarter      High           Low               High            Low
-------  ----------     ----------        -----------     ----------
First        $6.875         $2.188            $11.000         $6.000
Second       $3.563         $1.750            $13.625         $6.750
Third        $2.750         $1.016            $15.000         $7.500
Fourth       $2.875         $0.438            $12.875         $4.875


  On April 12, 2001, the Company reported that it had received notice from Nasdaq indicating that the Company has failed to maintain a minimum bid price of $1.00 over a 30 trading day period as required by Marketplace Rule 4450(a)(5) and that the Company has until May 24, 2001 to regain compliance. If the Company is unable to demonstrate compliance, the Company's common stock may be removed from listing on the Nasdaq National Market. There can be no assurance that such compliance will be regained or maintained. If the Company's common stock is delisted from the Nasdaq National Market, trading of the Company's common stock, if any, would be conducted in the over-the-counter market on the so-called "pink sheets" or, if available, the NASD's "Electronic Bulletin Board." In any of those cases, investors could find it more difficult to dispose of, or to obtain accurate quotations as to the value of, the Company's common stock.

  As of April 5, 2001, there were approximately 150 holders of record of the Company's common stock.

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

ITEM 6 --Selected Financial Data

   The statement of operations data for the fiscal years ended January 31, 2001, 2000 and 1999 and the balance sheet data at January 31, 2001 and 2000, are derived from, and should be read in conjunction with, the audited consolidated financial statements and notes thereto included elsewhere in this Form 10-K. The statement of operations data for the fiscal year ended January 31, 1997 and the balance sheet data at January 31, 1998 and 1997 are derived from unaudited consolidated financial statements not included in this Form 10-K. The data set forth below (in thousands, except per share data) are qualified in their entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and notes thereto included elsewhere in this Report on Form 10-K.


                                                                  Years Ended January 31, (1)
                                ----------------------------------------------------------------------------------------------------
                                        2001                2000                 1999                1998                 1997
                                -----------------  ------------------  -------------------  -------------------  -------------------
Statement of Operations Data:                                                                                         (unaudited)

      Net sales                     $ 27,407                $42,076              $41,077              $30,958                $18,874
      Income (loss) from
        operations                   (17,228)                 4,133                4,647                3,283                    632
      Net income (loss)              (17,649)                 3,441                2,462                1,527                  2,714
      Basic earnings per share         (1.19)                  0.25                 0.19                 0.12                   0.38
      Diluted earnings per share       (1.19)                  0.22                 0.16                 0.11                   0.22

                                                                  Years Ended January 31, (1)
                                ----------------------------------------------------------------------------------------------------
                                        2001                2000                 1999                1998                 1997
                                -----------------  ------------------  -------------------  -------------------  -------------------
Balance Sheet Data:                                                                              (unaudited)          (unaudited)

      Total assets                   $37,108                $52,565              $49,887              $42,829               $37,842
      Long term obligations            2,357                  3,165                3,703                1,367                 2,617

--------------
(1) The Company changed its fiscal year end to January 31, beginning February 1, 1996.

Selected Quarterly Financial Data (Unaudited):

                                                Year Ended January 31, 2001                         Year Ended January 31, 2000
                                          -------------------------------------------     ------------------------------------------
Quarter                                   Fourth      Third       Second     First        Fourth     Third       Second      First
                                          -------------------------------------------     ------------------------------------------
Revenues                                 $ 3,435     $ 9,465    $10,120     $ 4,387      $ 8,224    $11,712     $11,400     $10,740
Gross margin                               1,355       4,875      4,781       1,044        4,322      8,491       7,914       7,376
Gross margin %                             39.45%      51.51%     47.24%      23.80%       52.55%     72.50%      69.42%      68.68%
Income (loss) from operations            $(6,724)    $(1,811)   $(1,782)    $(6,911)     $(1,485)   $ 3,245     $   604     $ 1,769
Net Income (loss)                         (7,072)     (2,021)    (2,337)     (6,219)        (772)     2,294         707       1,212
Basic earnings (loss) per share            (0.47)      (0.14)     (0.16)      (0.42)       (0.05)      0.16        0.05        0.09
Diluted earnings (loss) per share          (0.47)      (0.14)     (0.16)      (0.42)       (0.05)      0.15        0.05        0.08

Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations.

  This Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report on Form 10-K are based on current expectations, estimates, forecasts and projections about the industry in which Peerless operates, management's beliefs and assumptions made by management. These statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.


Highlights

  During fiscal year 2001, Peerless' imaging business achieved $10.3 million in block license revenue and $1.9 million in new turnkey efforts, of which three were new design wins from OEMs. Subsequent to January 31, 2001 the Company obtained a new design win for the extension of a line of multifunction printing devices. The engineering work on this effort has already begun and is expected to be completed in the fourth quarter of fiscal year 2002. This same OEM customer has discussed the utilization of Peerless' engineering services and technology in two additional high volume printing devices beyond the products already under development.

  Peerless installed its first two Internet printing systems in the hospitality market during fiscal year 2002. These are `proof of concept' installations intended to validate the economics and performance of the proposed system. These installations will allow a hotel guest to print from his or her hotel room to a printer within the hotel by simply connecting to the hotel's network from the room. These solutions should allow the guest to print his or her documents without the necessity of having the printer driver resident on his or her personal computer.

  The Company has responded to three requests to provide bids for this type of "on the road" printing solution which the Company believes is indicative of the increased demand for this type of software application. However, while the Company has been able to demonstrate that its Internet printing system works, there is no assurance that there will be a profitable business model resulting from the system's capabilities as offered.

  In a broadening of Peerless' imaging product line, the Company has been evaluating server-based solutions, which are designed to place the Company's embedded imaging technology on a server platform with the Company's development partners. The products that may be developed using this technology would be focused on providing print and document management services to the color and monochrome copier markets.

  Netreon's storage business progressed with the continued development and enhancement of its DirectoryPlus(TM) Active Directory ("DirectoryPlus(TM)AD") software technology, which provides tools to more efficiently and cost-effectively administer and secure storage environments. Netreon is currently discussing several licensing opportunities with OEMs. The successful culmination of these discussions could result in licensing relationships with several large providers of hardware and software in the emerging NAS and SAN markets. Netreon expects to complete the initial integration of DirectoryPlus(TM)AD into these storage environments for licensing during the second half of fiscal year 2002. Netreon had the opportunity to demonstrate the utilization of its DirectoryPlus(TM)AD technology in the SAN switch environment at the Brocade Developer's Conference in January 2001. Netreon has announced its intention to collaborate with Lane 15 on solutions for the Infiniband environment.

  General

  The Company was founded in April 1982. It is a provider of network attached storage and storage area network devices and software/hardware-based embedded imaging, storage, and networking systems to original equipment manufacturers of digital document products.

  The Peerless imaging solution is based on a combination of software and imaging ASICs, which together form a cost-effective embedded imaging system that addresses virtually all sectors of the printing market, from low-end SOHO inkjets to high end laser digital color copiers and printers. The low-cost, high-performance printers and MFPs that the Company's imaging solutions drive are increasingly replacing expensive standalone copiers and printers in corporate offices.

  Netreon, the Company's wholly-owned subsidiary, develops software for centralized, directory-based management of NAS devices and SAN fabrics, and focuses on the development and sale of directory storage technology to enterprise storage manufacturers, primarily in the NAS and SAN markets. Netreon's embedded directory agent technology enables networked devices to use directory services to authenticate users and administer their access rights, and is also designed to allow a directory to store and read configuration parameters and to configure itself automatically. PSIP, another of the Company's wholly owned subsidiaries, is a developer of embedded imaging and Internet printing products.

  Historically, a limited number of customers have provided a substantial portion of the Company's revenues. Therefore, the availability and successful closing of new contracts, or modifications and additions to existing contracts with these customers may materially impact the Company's financial position and results of operations from quarter to quarter.

  The Company has experienced a decline in demand by OEMs for Peerless' embedded imaging for digital document product offerings. Initially, this decline surfaced as a shift in demand from traditional turnkey solutions to software development kits. Because of the slump in business in general, the printer industry in particular and other factors, the demand for SDKs and for turnkey solutions has declined.

  The Company has addressed the deterioration in the demand for its solutions by sizing its organization to manage the current business requirements of embedded imaging for digital document products and has adapted its pricing model to adapt to changing market conditions.

  The Company's product licensing revenues are comprised of both recurring per unit and block licensing revenues and development licensing fees for source code or SDKs. Recurring licensing revenues are derived from per unit fees paid periodically by the Company's OEM customers upon manufacturing and subsequent commercial shipment of products incorporating the Company's technology. Recurring licensing revenues are also derived from arrangements in which the Company enables third-party technology, such as solutions from Adobe or Novell, to be used with its products.

  Block licenses are per-unit licenses sold in large volume quantities to an OEM for products either in or about to enter into distribution into the marketplace. Payment schedules for block licenses are negotiable and payment terms are often dependent on the size of the block and other terms and conditions of the block license being acquired. Typically, payments are made in either one lump sum or over a period of four or more quarters. Revenue received for block licenses is recognized in accordance with SOP 97-2, which requires that revenue be recognized after acceptance by the OEM and if fees are fixed and determinable and the collection of fees is probable. For block licenses that have a significant portion of the payments due within twelve months, revenue is recognized at the time the block license becomes effective.

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

  The Peerless embedded imaging solution is based on a combination of software and imaging ASICs, which together form a system that addresses most sectors of the printing market, from low-end small office home office inkjets to high end laser digital color copiers and printers. Low-cost, high-performance printers are increasingly replacing expensive stand-alone copiers and printers in corporate offices. The shift to low cost devices is placing considerable pressure on the Company and its competitors to provide lower cost solutions while the OEM's themselves look to bring their development and engineering efforts in-house to reduce their costs.

  Traditionally, Peerless provided ASIC designs to chip foundries that manufactured and distributed the Company's ASICs to the Company's OEMs. In return, the Company received license revenue from these chip foundries. As part of the total solution being offered to its OEMs, the Company has developed a direct distribution channel for its ASICs chips. Under this "fabless" model, Peerless can supply ASIC chips from the foundry directly to the OEMs through third party distributors. The Company is responsible for marketing and sales administration, including the billings and collections to and from its OEMs and distributors, and the third party is responsible for the coordination of production with the foundry, maintenance of necessary inventories and providing just-in-time delivery to OEMs and distributors.

  The Company has agreements with Arrow Electronics and Marubun Corporation to act as third party distributors. The distribution agreement with Arrow Electronics requires title to the inventory to remain with the Company until final acceptance by the OEM. There can be no assurance that the OEM will accept the delivery in which case the Company is responsible for all costs related to the delivery and shipment. The distribution agreement with Marubun requires that title to inventory be transferred to Marubun upon order placement by the Company. As a result, the Company is not responsible for any costs associated with the delivery of inventory if not accepted by the OEM. The change in the business model from licensing ASIC technology to the distribution of the actual chips is meant to result in higher revenues but lower margin percentages due to the cost of chips and the costs of distribution and inventory maintenance by the third party. The Company made its first direct distribution in the first quarter of fiscal year 2001.

  The Company generates revenue from its OEMs through the sale of embedded imaging solutions in either turnkey or software development kit form. Historically, OEM demand for turnkey solutions had exceeded demand for SDK solutions. However, in the fiscal year 2000, the Company experienced a shift in demand away from turnkey solutions to demand for the Company's SDKs, particularly for its mature monochrome solutions. The Company has attempted to expand its solution offerings by incorporating related embedded imaging and networking technologies licensed from third parties.

  The current market in which the Company operates has been consolidating, and the demand for the technology and products offered by the Company declined throughout fiscal year 2001. Peerless provides the worldwide market for printers (21-69 PPM) and MFP (21-110 PPM) unit volume which is projected by IDC to grow at a rate of 19%, down from previous growth calculations of 26% (1999-2003), 37% (1998-2002), and 40% (1997-2001). Revenue for the same market segments and periods is expected to grow 17%, down from previous growth projections of 20% (1999-2003), 42% (1998-2002), and 54% (1997-2001). It should also be noted that available data indicates retail prices are declining in these segments.

  The Company has experienced a change in its financial environment as well. It had been expected that SDK sales would result in an increase in the OEM products shipping, as OEMs that utilized Peerless SDKs developed and introduced multiple products. However, the shift to SDKs did not materialize and is expected to continue in fiscal year 2002, aggravating the decline in the Company's sales and the increase in its operating losses. The engineering services business also declined as OEMs have taken technology development in-house through the utilization of SDKs, and in situations where the SDKs did not address the current and particular needs of the OEM, the OEMs have chosen Peerless' competitors or have elected to develop the needed technologies themselves.

  Accordingly, the Company is continuing to meet sales resistance from its customers. These OEMs have subsequently reduced the number of new products being developed and in some instances, have preferred to perform in-house development projects for the projects that they are developing and/or plan to launch. Although there are fewer opportunities for the Company to sell its turnkey services and SDKs, the Company continues to support its current OEM controller customers in the digital printing devices business with its existing technology and has sized the organization to provide the necessary support and maintenance.

  In response to the decrease in the number of new design wins and the resultant decrease in turnkey work efforts, the Company has reduced staffing levels at its El Segundo facility through planned reductions and attrition. Through January 31, 2001, El Segundo staffing decreased 50% (89 employees). Of this decrease, 38% was engineering and 8% was sales and marketing, (which amount represented a 56% reduction of the sales force) and 3% was general and administrative. At PSIP, the Company experienced a 29% reduction (7 employees), from engineering and general and administration staffing through January 31, 2001. Staffing levels at Netreon increased 30% (11 employees) during fiscal year 2001, primarily consisting of new engineers to support new storage activities.

  As a result of the decline in the embedded controller business, the Company is exploring opportunities to enhance the value of the Company, including new market opportunities, mergers, acquisitions and/or the sale of all or a portion of Company's assets.

  There is no assurance that the Company can or will be successful in the pursuit of these new opportunities meant to result in a return to a growth in revenues, profitability and an increase in shareholder value. Failure to realize success in the marketing of these opportunities could have a material adverse effect on the Company's operational results.

Results of Operations

   The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's statements of operations to total revenues.


                                                                          Percentage of Total Revenues
                                                                      ------------------------------------
                                                                            Years Ended January 31,
                                                                      ------------------------------------
                                                                       2001            2000           1999
                                                                      ------          ------         ------
Statement of Operations Data:
      Revenues:
          Product licensing                                             68   %          62  %          52  %
          Engineering services and maintenance                          27              38             48
          Other                                                          5               -              -
                                                                      ------          ------         ------
             Total revenues                                            100             100            100
                                                                      ------          ------         ------
      Cost of revenues:
          Product licensing                                             18               2              -
          Engineering services and maintenance                          35              31             35
          Other                                                          3               -              -
                                                                      ------          ------         ------
             Total cost of revenues                                     56              33             35
                                                                      ------          ------         ------
                  Gross margin                                          44              67             65
                                                                      ------          ------         ------
      Operating expenses:
           Research and development                                     48              23             21
           Sales and marketing                                          21              15             16
           General and administrative                                   38              14             16
           Other non-recurring costs                                     -               5              -
                                                                      ------          ------         ------
               Total operating expenses                                107              57             53
                                                                      ------          ------         ------

      Income (loss) from operations                                    (63)             10             12
      Interest income, net                                               4               3              3
                                                                      ------          ------         ------
           Income (loss) before income taxes                           (59)             13             15
      Provision for income taxes                                         6               5              9
                                                                      ------          ------         ------
      Net income (loss)                                                (65)  %           8  %           6  %
                                                                      ======          ======         ======


Comparison of Fiscal Years 2001 and 2000

  Net loss for the twelve month period ended January 31, 2001 was $(17.6) million or $(1.19) per diluted share, compared to net income of $3.4 million, or $0.22 per diluted share, in fiscal year 2000. Fiscal year 2001 revenues decreased 35% from the previous year. Product licensing revenues for the year, which included $10.3 million of block license sales, decreased 29% from the previous year. Block licenses result in bringing forward revenues to the current period if the fees are determined to be fixed and determinable and collection of the fees is probable.

  The decrease in revenues would have been larger had it not been for the change in the Company's licensing arrangement with Adobe. In the past OEMs would license Adobe technology directly with Adobe. Adobe would pay Peerless a portion of the revenues that Adobe derived from Peerless enabled products. OEMs currently license Adobe technology from Peerless, with Peerless assuming additional responsibilities (i.e. certification, maintenance, collections, etc.). Peerless now pays Adobe a portion of the revenues that Peerless derives from Adobe technology. The change in the Adobe arrangement has resulted in higher revenues and higher cost of revenues. During the fiscal year, the Company sold approximately $9.0 million in block licenses with Adobe technology bundled with Peerless' intellectual property. This compares with sales of block licenses in fiscal year 2000 of $1.5 million. As noted below, the sale of these block licenses also resulted in an increase in cost of revenues.

  The decrease in revenues also resulted from the lower level of engineering services associated with turnkey efforts performed during the last 12 months. This was primarily the result of lower levels of turnkey bookings, a higher proportion as a percentage of total sales of SDK design wins during the prior fiscal year, an increase in the amount of work performed in-house by OEMs, and product offerings by the Company that did not match OEMs changing needs. Engineering services and maintenance fees generated by the Company decreased approximately 53% during fiscal year 2001. Furthermore, revenues are negatively impacted, as the Company does not receive royalty revenue in respect of SDK placements until after OEMs complete their development effort from the SDK and market their products.

  Cost of revenues was $15.4 million for fiscal year 2001, representing an increase of 10% over the prior fiscal year. The increase was due primarily to licensing costs of $4.5 million for fiscal year 2001 associated with the approximately $9.0 million in sales to OEMs of block licenses of third party technology bundled with Peerless' intellectual property. During fiscal year 2000 block licensing costs were $0.8 million on $1.5 million of Adobe technology sales.

  A decrease of 20% from the prior fiscal year in the cost of engineering services, maintenance and other primarily due to staff reductions during fiscal year 2001, partially offset the increase in cost of revenues. Although costs were down for engineering services, the Company experienced losses on its engineering efforts as a result of cost overruns as a result of unanticipated complexities in the integration of new technologies into OEM products.

  The Company's gross margin as a percentage of total revenues decreased to 44% in fiscal year 2001 from 67% in fiscal year 2000. The decrease was due, in part, to higher licensing fees as a percentage of total revenue associated with the block sale of third party licenses. Engineering services and maintenance margins decreased from 19% in fiscal year 2000 to (29)% in fiscal year 2001. The decline was attributable to additional costs associated with the completion of product deliveries for customers on fixed-fee arrangements, complexities in the integration of new technologies into OEM products, and severance costs.

  Peerless continues to invest heavily in the future by funding the research and development of new technology solutions. Research and development expenses increased 36% in fiscal year 2001 due primarily to increased spending on technical solutions and continued investments in new storage technologies and imaging development programs.

  Although sales and marketing expenses decreased 9% between fiscal years 2001 and 2000 due to staffing reductions, the Company is still focused on the penetration of new OEM customers, attendance at industry trade shows, and other opportunities to promote the Company's embedded imaging and network solutions.

  General and administrative expenses for fiscal year 2001 increased 82% from fiscal year 2000. The resulting increase was due to increased legal costs associated with litigation, start up expenses associated with professional advisory firms, the use of outside strategy consultants relating to the

Company's exploration of strategic opportunities, and non-recurring expenses arising out of severance agreements during the year.

  Interest income of $1,229 and $1,224 earned in fiscal years 2001 and 2000, respectively, was attributable to interest and investment income earned on cash and cash equivalents and investment balances resulting primarily from proceeds received from operations that have been retained in the business.

  The Company's effective tax rate for fiscal 2001 is 10% compared to 36% in the prior year.

  The provision for taxes for the fiscal year 2001 was primarily attributable to foreign taxes paid and an increase in the valuation allowance, net of the benefit to the Company that will be realized from the loss carry-back. The Company has provided a valuation allowance on its net deferred tax assets because of the uncertainty with respect to the Company's ability to generate future taxable income to realize the deferred tax assets.

Comparison of Fiscal Years 2000 and 1999

  Fiscal year 2000 revenues increased 2% over the fiscal year ending January 31, 1999. Product licensing revenues increased 22% between fiscal years 2000 and 1999, however, this growth was largely offset by a 19% decline in engineering services and maintenance revenues. Product licensing revenues increased due to an increase in the number of products shipped into the marketplace incorporating Peerless' imaging and networking technology, an increase in the market penetration of existing products, and an increase in sales of SDKs. Additionally, during fiscal year 2000, the Company successfully negotiated a contract modification and extension with a major OEM resulting in $1.0 million of one-time licensing fee revenue. Fiscal year 2000 product licensing revenue also benefited from the sale of block licenses to OEMs and an increase in guaranteed minimum royalty commitments. Engineering services revenues declined in fiscal year 2000 relative to fiscal year 1999 due to a shift in OEM demand from turnkey projects to internally developed solutions based on Peerless standardized software solutions. Revenues in fiscal year 2000 also benefited from a one-time cancellation fee of $1.3 million arising from an OEM project that was cancelled due to external technical challenges.

  The Company's gross margin as a percentage of total revenues increased to 67% in fiscal year 2000 from 65% in fiscal year 1999 due primarily to a higher percentage of licensing fees in the revenue mix. Licensing fees have relatively low costs associated with the revenues being recognized. The engineering services and maintenance margins deteriorated from 27% in fiscal 1999 to 19% in fiscal 2000. The decline was attributable to additional costs associated with the completion of product deliveries for customers on fixed-fee arrangements.

  Research and development expenses increased 10% in fiscal year 2000 relative to fiscal year 1999 due to increased spending on technical solutions. This was partially offset by research efforts expended in fiscal year 1999 on test tool efforts at Netreon that were subsequently terminated.

  Sales and marketing expenses decreased 2% between fiscal years 2000 and 1999. General and administrative expense for fiscal year 2000 decreased 14% from fiscal year 1999. This decline was primarily attributable to $275,000 in expenses associated with a proposed acquisition in fiscal year 1999 that was never consummated. Excluding this one time item, general and administrative expenses would have been 14% of total revenues for fiscal year 2000 compared to 16% of total revenues for fiscal year 1999.

  Other non-recurring costs in fiscal year 2000 involved transaction costs of $2.3 million, consisting primarily of fees for investment bankers, attorneys, accountants, consultants, financial printing and other related charges associated with the June 1999 acquisition of Auco Inc. (now Netreon) and the December 1999 acquisition of HDE, Inc. (now PSIP).

  Interest income earned in fiscal years 2000 and 1999 was attributable to interest and investment income earned on cash and cash equivalents and investment balances resulting primarily from proceeds received from operations that have been retained in the business.

  The Company's effective tax rate for fiscal year 2000 was 36% compared to 59% in the prior year. The high effective rate for fiscal year 1999 was attributed to taxes associated with business combinations.


Liquidity and Capital Resources

  Compared to January 31, 2000, total assets at January 31, 2001 decreased 29% to $37.1 million and stockholders' equity decreased 39% to $26.7 million. The Company's cash and short-term investment portfolio was $18.4 million at January 31, 2001 and the ratio of current assets to current liabilities was 3:1. The Company used $5.8 million in cash during the twelve month period ended January 31, 2001 to finance operations as compared to $3.0 million in cash provided from operations during the twelve month period ended January 31, 2000.

  The Company's investing activities during the fiscal year ended January 31,
2001 resulted in a net source of cash of $4.0 million.   It is the Company's
policy to invest the majority of its unused cash in low risk government and commercial debt securities. The Company has not historically purchased, nor does it expect to purchase in the future, derivative instruments or enter into hedging transactions. For the twelve month period ended January 31, 2001, the Company invested approximately $1.2 million in property, equipment and leasehold improvements compared to $2.6 million during the previous twelve month period.

  Net cash provided by financing activities during fiscal years 2001 and 2000 was $0.3 million and $1.5 million, respectively. This amount primarily resulted from the issuance of common stock under the Company's employee stock purchase plan and the exercise of common stock options.

  During the twelve month period ended January 31, 2001, cash and investments decreased $7.4 million compared to an increase of $2.0 million in the prior fiscal year.

  To offset the Company's decrease in cash, the Company has made a determined effort to collect its accounts receivable. As a result, the Company had a $3.7 million reduction in net trade receivables for fiscal year 2001. Additionally, the Company improved its cash position by increasing its current liabilities by $2.4 million during fiscal year 2001.

  The Company's principal source of liquidity is its cash and cash equivalents and investments, which, as of January 31, 2001 were $21.5 million in the aggregate. For the twelve month period ended January 31, 2001, the Company incurred a loss and experienced substantial negative cash flow. The Company does not have a credit facility and the Company does not expect to secure a line of credit.

  If the Company does not generate anticipated cash flow from sales, or if expenditures are greater than expected, the Company most likely will reduce discretionary spending, which would require the Company to delay, scale back or eliminate some or all of its development efforts, any of which could have a material adverse effect on the Company's business, results of operations and prospects. Further, if the Company continues to experience negative cash flows, as is anticipated, and is unable to increase revenues or cut costs so that revenues generated from operating activities are sufficient to meet the Company's obligations as a result of which the Company exhausts current capital resources, the Company will be required to obtain additional capital from other sources. Such sources might include issuance of debt or equity securities, bank financing or other means that might be available to the Company to increase its working capital. Under such circumstances, there is substantial doubt as to whether the Company would be able to obtain additional capital on commercially reasonable terms or at all. The inability to obtain such resources on commercially acceptable terms would have a material adverse effect on the Company, its operations, liquidity and financial condition, its prospects and the scope of strategic alternatives and initiatives available to the Company.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

   The Company is exposed to a variety of risks, mainly a lowering of interest rates. The primary objectives of the Company's investment activities are to preserve the principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company from time to time maintains is portfolio of cash equivalents, fixed rate debt instruments of the U.S. Government and high-quality corporate issuers and short-term investments in money market funds. Although the Company is subject to interest rate risks, the Company believes an effective increase or decrease of 10% in interest rate percentages would not have a material effect on its results from operations.

   The Company has not entered into any derivative financial instruments. Currently all of the Company's contracts, including those involving foreign entities, are denominated in U.S. dollars and as a result the Company has experienced no foreign exchange gains and losses to date. The Company has not engaged in foreign currency hedging activities to date and has no intention of doing so. The Company's international business is subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and to a lesser extent foreign exchange rate volatility. Accordingly, the Company's future results could be materially and adversely affected by changes in these or other factors.


Risks and Uncertainties

An Investment In The Company's Common Stock Involves A High Degree Of Risk.
---------------------------------------------------------------------------

   The Company operates in a dynamic and rapidly changing industry that involves numerous risks and uncertainties. The risks and uncertainties described below are not the only ones faced by the Company, and other risks and uncertainties, including those that the Company does not consider material at the time of the filing of this Report on Form 10-K, may impair the Company's business or operations. If any of the risks discussed below actually occur, the Company's business, financial condition, operating results or cash flows could be materially adversely affected.

The Company Has A History Of Losses And Anticipates Continued Losses.
---------------------------------------------------------------------

   The Company was unprofitable in the fiscal year 2001, which ended on January 31, 2001 and expects to incur operating losses at least through the first three quarters of fiscal year 2002. Although the Company expects to return to profitability in the fourth quarter of fiscal year 2002, there is no assurance that the Company will be profitable in the future. Continuing losses will deplete the Company's capital resources, and projected decreases in expenses are not expected to offset the decline in revenues. The factors noted below have had and will continue to have a material adverse effect on future revenues and/or results of operations.

The Future Demand For The Company's Current Products Is Uncertain.
------------------------------------------------------------------

   The Company's current technology and products have been in the marketplace for an average of 21 months as of January 31, 2001. This represents a 31% increase from the average of 16 months that the Company's products had been in the marketplace as of January 31, 2000. The growth in the average age of current technology and products in the marketplace reflects the decline in demand for the Company's technology and products. Although the Company continues to license its current technology and products to certain OEMs, there can be no assurance that the OEMs will continue to need or utilize the current technology and products offered by the Company.

The Current Market In Which The Company Operates Has Been Consolidating And
---------------------------------------------------------------------------
Demand For The Company's Technology And Products Has Been Declining.
--------------------------------------------------------------------

   Peerless provides its technology and products to the worldwide market for printers (21-69 pages per minute) and MFPs (21-110 pages per minute), unit volume is projected by IDC to grow at a rate of 19%, down from previous growth calculations of 26% (1999-2003), 37% (1998-2002), and 40% (1997-2001). Revenue
for the same market segments and periods is expected to grow 17%, down from previous growth projections of 20% (1999-2003), 42% (1998-2002), and 54% (1997-
2001). Available data indicates that retail prices are declining in these segments. Both of these segments are key target markets for the Company. There has been a decline in the number of contracts that the Company has with OEMs under which the Company is currently performing services and granting licenses and this decline is likely to continue along with the demand for the technology and products presently offered by the Company. Competitors are merging into larger business units with the resulting strength to acquire and impose a competitive advantage in the Company's market segments.

The Company Relies On Relationships With Certain Customers And Any Change In
----------------------------------------------------------------------------
Those Relationships Will Harm The Company's Business.
-----------------------------------------------------

   During fiscal year 2001, two customers each generated more than 10% of the Company's revenues and collectively contributed 36% of revenues. Non-recurring block license revenues for the same time period were 38% of revenues. During fiscal 2000, 3 customers each generated greater than 10% of the Company's revenues and collectively contributed 40% of revenues. Non-recurring block license revenues for the same period were 7% of revenues.

     Although the acquisitions of Netreon and PSIP and the Company's on-going sales efforts have expanded the Company's customer base, a limited number of OEM customers has provided a substantial portion of Peerless' revenues. There presently are only a limited number of OEM customers in the digital document product market to which the Company markets its technology and services. Therefore, the ability of the Company to replace a lost customer or offset a significant decrease in the revenues from a particular customer is severely limited. A reduction in business from a customer providing a significant portion of the Company's revenues will have a material adverse effect on the Company's operating results.


The Company's Engineering Services Revenue Is Subject To Significant
--------------------------------------------------------------------
Fluctuations.
-------------

   In the past, the Company has experienced significant fluctuations in engineering services results that have been caused by many factors including:

   . product development delays (see "The Company Must Adapt To Technology Trends And Evolving Industry Standards Or It Will Not Be Competitive" below);

   .  third party delays;

   . increases in the estimated hours to complete particular engineering services projects;

   .  delays in the availability or stability of third-party technology; and

   .  cancellation or redirection of engineering services projects by OEMs.

There can be no assurance that similar factors will not adversely impact future engineering services results, and that the Company will be able to negotiate cancellation fees into future engineering services arrangements, from which Peerless benefited in the past.

The Company's Licensing Revenue Is Subject To Significant Fluctuations.
-----------------------------------------------------------------------

   The Company's recurring licensing revenue model has shifted from per unit royalties paid upon OEM shipment of product and guaranteed quarterly minimum royalties to a model that results in revenues associated with the sale of SDKs and block licenses. The reliance on block licenses has occurred due to aging products in the marketplace, a reduction in Adobe product penetration and the rate of OEM products shipping and a design win mix that changed from object code licensing arrangements to predominately SDKs.

Revenues have and could continue to fluctuate significantly from quarter to quarter as the number and value of design wins vary or if block licenses are delayed or are lost to competitors. Any of the factors could have a material adverse effect on the Company's operating results.

The Company May Be Unable To Accurately Estimate Revenues From Product Licensing
--------------------------------------------------------------------------------
And As A Result May Be Required To Adjust Revenues In The Future.
-----------------------------------------------------------------

   The Company's recurring product licensing revenues are dependent, in part, on the timing and accuracy of product sales reports received from OEM customers. These reports are provided on a calendar quarter basis and, in any event, are subject to delay and potential revision by the OEM. Therefore, the Company must estimate the entire recurring product licensing revenues for the last month of each fiscal quarter and to further estimate all quarterly and annual revenues from an OEM when the report from such OEM is not received in a timely manner.
In the event that the Company is unable to estimate such revenues accurately prior to reporting quarterly or annual results, the Company may be required to adjust recorded revenues in subsequent periods.

The Company Must Adapt To Technology Trends And Evolving Industry Standards Or
------------------------------------------------------------------------------
It Will Not Be Competitive.
---------------------------

   The marketplace for the Company's products and services is characterized by rapidly changing technology, evolving industry standards and needs, frequent new product introductions, knowledgeable OEMs with financial strength and negotiating leverage greater than the Company's and competitive incursions.
Over the past year, the Company's ability and the ability of the Company's OEM customers to meet industry changes and market demands in a timely manner with responsive development projects has been significantly reduced. The Company's success has always depended on the achievement of new design wins followed by OEM deployment of associated new digital document products with attendant recurring license fees, and the regular and continued introduction of new and enhanced technology and services to OEMs on a timely and cost-effective basis. The shortfall of the acceptance by OEMs of the Company's technology has been further exacerbated by less than projected deliveries of digital document products by the Company's OEM customers to the marketplace due to the recent slow down in business and economic activity.

   There can be no assurance that the product solutions and technology of the Company's competitors or the OEMs themselves will not render the Company's technology or OEMs' products technically or fiscally noncompetitive or obsolete. If the Company or OEMs fail to anticipate or respond adequately to the rapidly changing technology and evolving industry standards and needs, or any significant delay in development or introduction of new and enhanced products and services, it could result in a loss of competitiveness and/or revenues.
Such actions would have a material adverse effect on the Company's operating results.

The Industry For Embedded Imaging Systems For Digital Document Products Involves
--------------------------------------------------------------------------------
Intense Competition And Rapid Technological Changes And The Company's Business
------------------------------------------------------------------------------
May Suffer If Competitors Develop Superior Technology.
------------------------------------------------------

   The market for embedded imaging systems for digital document products is highly competitive and characterized by continuous pressure to enhance performance, to introduce new features and to accelerate the release of new products. The Company competes on the basis of technology expertise, product functionality, development time and price. The Company's technology and services primarily compete with solutions developed internally by OEMs. Virtually all of the Company's OEM customers have significant investments in their existing solutions and have the substantial resources necessary to enhance existing products and to develop future products. These OEMs have or may develop competing embedded imaging systems technologies and may implement these systems into their products, thereby replacing the Company's current or proposed technologies, eliminating a need for the Company's services and products and limiting the Company's future opportunities. Therefore, the Company is required to persuade these OEMs to outsource the development of their embedded imaging systems to the Company, and to provide products and solutions to these OEMs that cost-effectively compete with their internally developed products. The Company also competes with software and engineering services provided in the digital document product marketplace by other systems suppliers to OEMs.

   As the industry continues to develop, competition and pricing pressures will increase from OEMs, existing competitors and other companies that may enter the Company's existing or future markets with similar or substitute solutions that may be less costly or provide better performance or functionality. The Company anticipates increasing competition for Peerless' color products under development, particularly as new competitors develop and enter products in this market. Some existing competitors, many potential competitors and virtually all of the Company's OEM customers have substantially greater financial, technical, marketing and sales resources than the Company. In the event that price competition increases, competitive pressures could require the Company to reduce the amount of royalties received on new licenses and to reduce the cost of engineering services in order to maintain existing business and generate additional product licensing revenues. This could reduce profit margins and result in losses and a decrease in market share. No assurance can be given as to the Company's ability to compete favorably with the internal development capabilities of current and prospective OEM customers or with other third-party embedded imaging system suppliers, and the inability to do so would have a material adverse effect on the Company's operating results.

If The Company Is Not In Compliance With Its Licensing Agreements, The Company
------------------------------------------------------------------------------
May Lose Its Rights To Sublicense Technology; The Company's Competitors Are
---------------------------------------------------------------------------
Aggressively Pursuing The Sale Of The Company's Third Party Technology.
-----------------------------------------------------------------------

   The Company currently sublicenses third party technology to its OEM customers. Such sublicense agreements are non-exclusive. If the Company is not in compliance with its agreements with its licensors, the Company could lose its rights to sublicense these technologies. Additionally, the licensing of this technology has become very competitive with competitors having substantially greater financial and technical resources and market penetration than the Company. Competitors are pursuing aggressive strategies to purchase this third party technology. There is no assurance that the Company can remain competitive in the marketplace if a competitor purchases this third party technology.

The Company's Reserves For Accounts Receivable May Not Be Adequate.
-------------------------------------------------------------------

   The Company's net accounts receivables declined to $7.9 million as of January 31, 2001, down from $11.7 million as of January 31, 2000, reflecting significant collections from several major customers, including the conversion of unbilled receivables to accounts receivable. Although the Company feels that its reserves for accounts receivable are adequate for fiscal year 2001, there can be no assurance this is the case. If the Company's reserves for accounts receivable are not adequate, it could have a material adverse effect on the Company's results of operations.

The Company's Business May Suffer If Third Party Distributors Are Unable To
---------------------------------------------------------------------------
Distribute The Company's Products And Address Customer Needs Effectively.
-------------------------------------------------------------------------

   The Company has developed a "fabless" distribution model for the sale of ASICs. The Company has no direct distribution experience and relies on third party distributors to maintain inventories to address OEM needs, manage manufacturing logistics, and distribute the product in a timely manner. There can be no assurance that these distribution agreements will be maintained or will prove adequate to meet the Company's needs and contractual requirements.

The Company Is Dependent On Certain Third Party Providers For Applications To
-----------------------------------------------------------------------------
Develop The Company's Products.  As A Result, The Company Is Vulnerable To Any
------------------------------------------------------------------------------
Problems Experienced By These Providers Which May Delay Product Shipments To The
--------------------------------------------------------------------------------
Company's Customers.
--------------------

   Currently, the Company is dependent on three independent parties, Motorola, IBM Microelectronics, and NEC Microelectronics, each of which provides unique application specific integrated circuits incorporating the Company's imaging technology for use by OEMs. Additionally, the Company has relationships with Adobe and Novell that address many critical aspects of the Company's OEM customers' needs. The Company has licensed from Adobe, for internal development purposes, the right to use Adobe's PostScript Software to enable the Company's products to provide Adobe's PostScript printing. The Company has licensed to Adobe several of its technologies, and has developed technologies for Adobe for which the Company receives royalties. These sole source providers are subject to materials shortages, excess demand, reduction in capacity and/or other factors that may disrupt the flow of goods to the Company's customers thereby adversely affecting the Company's customer relationships. Any such disruption could limit or delay production or shipment of the products incorporating the Company's technology, which could have a material adverse effect on the Company's operating results.

   The Company, through its subsidiary Netreon, has entered into contracts with entities and persons located in Hong Kong. The Company utilizes the services of these entities for engineering development and tests. Through these long-term relationships, the Company operates at favorable cost, schedule and quality of output advantages.

   If the services provided by these entities were to be discontinued, the Company would have to bring these services in-house, which could increase costs and delay deliverables. There can be no assurances that the political and business climates in Hong Kong will remain stable. However, should there be disruption in the aforesaid relationships, it is not expected to have a material adverse effect on the Company, its financial condition or results of financial operations.

The Company May Be Unable To Respond Quickly To Changes In Demand
-----------------------------------------------------------------

   A substantial portion of the Company's costs and expenses are related to costs of engineering services and maintenance, product development, other personnel costs, marketing programs and facilities. The level of spending for such costs and expenses cannot be adjusted quickly and is based, in significant part, on the Company's expectations of future revenues and anticipated OEM commitments. As in fiscal year 2001, if such commitments do not materialize or are terminated or if revenues are below expectations, quarterly and annual operating results will be adversely affected.

The Company Is Dependent On Key Personnel And On Employee Retention And
-----------------------------------------------------------------------
Recruiting For The Company's Future Success.
--------------------------------------------

   The Company is largely dependent upon the skills and efforts of senior management and other officers and key employees. The Company has experienced significant turnover in, and reduction of, senior management and key employees. The Company's future success will continue to depend in large part upon the Company's ability to retain and attract highly skilled managerial, engineering, sales, marketing and operations personnel, many of whom are in great demand. Competition for such personnel is intense. The loss of key personnel or the inability to hire or retain qualified personnel has had and could continue to have a material adverse effect on the Company's operating results.

   The Company has been restricted in connection with certain litigation in the use of 1 million employee stock options approved by the Company's Stockholders in July 1999. Without the ability to grant stock options during this period, the Company's ability to hire and retain key personnel has been negatively impacted in the fiercely competitive technical hiring marketplace.

   The Company maintains a key person life insurance policy for one executive, Mr. Au, the General Manager of Netreon.

The Company's International Activities May Expose The Company To Risks
----------------------------------------------------------------------
Associated With Currency Fluctuations.
--------------------------------------

   The Company is substantially dependent on international business activities. The international market for products incorporating the Company's technology is highly competitive, and Peerless faces substantial competition in this market from technologies developed internally by OEMs.

   Risks inherent in the Company's international business activities also include:

   .  major currency rate  fluctuations;

   .  changes in the economic condition of foreign countries;

   .  the imposition of government controls;

   .  tailoring of products to local requirements;

   .  trade restrictions;

   .  changes in tariffs and taxes; and

   . the burdens of complying with a wide variety of foreign laws and regulations,

   any of which could have a material adverse effect on the Company's operating results.

   Although all of the Company's contracts are, and it is expected that future contracts will be, denominated in U.S. dollars, there can be no assurance that the contracts with international OEMs in the future will be denominated in U.S. dollars. If any contracts are denominated in foreign currencies, the Company will be subject to the major risks associated with currency fluctuations, which could have a material adverse effect on the Company's operating results.

Demand From Pacific Rim Customers Has And May Continue To Decline.
------------------------------------------------------------------

   During the past several years, the Pacific Rim economies have been financially depressed. As a result, some members of the imaging industry have reported negative financial impacts attributable to a decrease in demand from Pacific Rim customers. The Company's Pacific Rim customers are comprised primarily of companies headquartered in Japan. These Japanese OEMs sell products containing Peerless' technology primarily in the North American, European, and the Asian marketplaces. These revenues have declined and there can be no assurance that revenues from Japanese OEMs will not continue to decline in future quarters.

The Company's Stock Price May Experience Extreme Price And Volume Fluctuations.
-------------------------------------------------------------------------------

     The Company's common stock has experienced significant price volatility and over the past 60 days has been trading at less than $1.00 per share. Such price volatility may occur in the future. Factors that could affect the trading price of the Company's common stock include:

   .  swings in quarterly results of operations;

   .  announcements of new products by  the Company or competitors;

   .  developments or disputes with respect to proprietary rights;

   .  general trends in the industry; and

   .  overall market conditions and other factors.

   In addition, the stock market historically has experienced extreme price and volume fluctuations, which have particularly affected the market price of securities of many related high technology companies and which at times have been unrelated or disproportionate to the operating performance of such companies.

The Company Is Subject To Securities Litigation Which Is Expensive And Results
------------------------------------------------------------------------------
In A Diversion Of Resources.  We Could Be Subject To Additional Litigation Due
------------------------------------------------------------------------------
To The Volatility Of Our Stock Price Or For Other Reasons.
----------------------------------------------------------

   Securities class action litigation has become increasingly common in recent years. Technology companies are frequently the subjects of such litigation. Securities class action litigation is particularly common following periods of market volatility and significant fluctuations in companies' stock prices. In August and September 2000, Peerless and two of its former officers were named in two separate shareholder class action lawsuits. The first was filed on August 28, 2000; the second was filed on September 19, 2000. They have since been consolidated and an amended complaint has been filed. The amended complaint alleges that Peerless and the individual defendants engaged in a scheme to artificially inflate the Company's stock price through the dissemination of false and misleading information. These lawsuits seek compensatory damages, attorney's fees, fees and expenses. Litigation is often expensive and diverts management's attention and resources, which could materially and adversely affect business, financial conditions and results of operations.

Future Sales Of The Company's Common Stock May Affect The Market Price Of The
-----------------------------------------------------------------------------
Company's Common Stock.
-----------------------

   As of April 23, 2001, the Company had 15,069,495 shares of common stock outstanding. Management cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale will have on the market price of common stock prevailing from time to time. Certain holders of the Company's common stock have registration rights with respect to their shares. The Company intends to file one or more registration statements in compliance with these registration rights. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options), or the perception that such sales could occur, may materially and adversely affect prevailing market prices for common stock.

The Company's Common Stock May Be Removed From Listing On The Nasdaq National
-----------------------------------------------------------------------------
Market And May Not Provide Adequate Liquidity.
----------------------------------------------

   The Company has received a notice form Nasdaq indicating that the Company has failed to maintain a minimum bid price of $1.00 over a 30 trading day period as required by Marketplace Rule 4450(a)(5) and that the Company has until May 24, 2001 to regain compliance. If the Company is not able to demonstrate compliance, the Company's common stock may be removed from listing on the Nasdaq National Market. Trading in the Company's common stock after a delisting, if any, would likely be conducted in the over-the-counter markets in the so-called "pink sheets" or the National Association of Securities Dealers' Electronic Bulletin Board and could also be subject to additional restrictions. As a consequence of a delisting, stockholders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's common stock. In addition, a delisting would make the Company's common stock substantially less attractive as collateral for margin and purpose loans, for investment by financial institutions under their internal policies or state legal investment laws or as consideration in future capital raising transactions.

The Company's Common Stock May Be Subject To The "Penny Stock" Regulations Which
--------------------------------------------------------------------------------
May Affect The Ability Of The Holders To Sell Common Stock.
-----------------------------------------------------------

   If the Company's common stock is delisted from the Nasdaq National Market, it may become subject to regulation as a "penny stock." The Securities and Exchange Commission has adopted regulations, which generally define "penny stock" to be any equity security that has a market price or exercise price less than $5.00 per share, subject to certain exceptions, including listing on the Nasdaq National Market. If the common stock is delisted from the Nasdaq National Market and no other exception applies, the common stock may become subject to the Securities and Exchange Commission's Penny Stock Rules, Rule 15g-1 through Rule 15g-9 under the Exchange Act. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser written consent to the transaction prior to the purchase. Additionally, a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market must be delivered to the purchaser prior to the transaction, unless the transaction satisfies one of the exemptions under the rules. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Monthly statements must be sent disclosing recent price information for the penny stock. Additionally, the rules may restrict the ability of broker-dealers to sell the Company's common stock and may affect the ability of holders to sell common stock in the secondary market.

The Company's Future Investment Income May Fall Below Expectations Due To
-------------------------------------------------------------------------
Adverse Market Conditions.
--------------------------

   Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company invests excess cash in fixed rate debt instruments of the U.S. Government and high-quality corporate issuers as well as floating rate money market funds. Interest rates on these instruments recently have declined substantially. By policy, the Company limits the amount of credit exposure to any one issuer. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates, or Peerless may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates.

Effects Of Anti-Takeover Provisions Could Inhibit An Acquisition Of The Company.
--------------------------------------------------------------------------------

   Some of the provisions of the Company's certificate of incorporation, by-laws and Delaware law could, together or separately:

   .  discourage potential acquisition proposals;

   .  delay or prevent a change in control; or

   . limit the price that investors might be willing to pay in the future for shares of the Company's common stock.

The Company's Existing Capital Resources May Not Be Sufficient And If The
-------------------------------------------------------------------------
Company Is Unable To Raise Additional Capital, The Company's Business May
-------------------------------------------------------------------------
Suffer.
-------

   The Company's cash and short-term investment portfolio was $18.4 million at January 31, 2001 and the current ratio of current assets to current liabilities was 3:1. The Company used $5.8 million in cash during the twelve month period ended January 31, 2001 to finance operations.

   The Company's principal source of liquidity is cash and cash equivalents and investments, which, as of January 31, 2001 were $21.5 million in the aggregate. For the fiscal year ended January 31, 2001, the Company incurred a loss and experienced substantial negative cash flow. The Company does not have a credit facility and does not expect to secure a line of credit. If the Company does not generate anticipated cash flow from licensing, or if expenditures are greater than expected, the Company most likely will reduce discretionary spending, which could require a delay, scale back or elimination of some or all of the Company's development efforts, any of which could have a material adverse effect on the Company's business, results of operations and prospects. Furthermore, if the Company continues to experience negative cash flows, as is anticipated, and is unable to increase revenues or cut costs so that revenues generated from operating activities are sufficient to meet the Company's obligations as a result of which the Company exhausts current capital resources, the Company will be required to obtain additional capital from other sources. Such sources might include issuance of debt or equity securities, bank financing or other means that might be available to increase the Company's working capital. Under such circumstances, there is substantial doubt as to whether the Company would be able to obtain additional capital on commercially reasonable terms or at all. The inability to obtain such resources on commercially acceptable terms could have a material adverse effect on the Company's operations, liquidity and financial condition, our prospects and the scope of strategic alternatives and initiatives available to the Company.

If The Company Fails To Adequately Protect Its Intellectual Property Or Faces
-----------------------------------------------------------------------------
A Claim Of Intellectual Property Infringement By A Third Party, The Company
---------------------------------------------------------------------------
Could Lose Its Intellectual Property Rights Or Be Liable For Damages.
---------------------------------------------------------------------

   The Company's success is heavily dependent upon its proprietary technology. To protect its proprietary rights, the Company relies on a combination of patent, copyright, trade secret and trademark laws as well as nondisclosure and other contractual restrictions. The Company holds eight patents issued in the United States, one of which is also issued in France, Germany, Great Britain and Hong Kong. The issued patents relate to techniques developed by the Company for generating output for continuous synchronous raster output devices, such as laser printers. The Company has five patent applications pending in Japan, four applications each pending in the United States and European Patent Office and two applications each pending in Hong Kong and Canada. There can be no assurance that patents held by the Company will not be challenged or invalidated, that patents will issue from any of the Company's pending applications or that any claims allowed from existing or pending patents will be of sufficient scope or strength (or issue in the countries where products incorporating the Company's technology may be sold) to provide meaningful protection or any commercial advantage to the Company. In any event, effective protection of intellectual property rights may be unavailable or limited in certain countries. The status of United States patent protection in the software industry will evolve as the United States Patent and Trademark Office grants additional patents. Patents have been granted to fundamental technologies in software after the development of an industry around such technologies and patents may be issued to third parties that relate to fundamental technologies related to the Company's technology.

   As part of its confidentiality procedures, the Company enters into nondisclosure agreements with its employees, consultants, OEMs and strategic partners and takes affirmative steps to limit access to and distribution of its software and other proprietary information. Despite these efforts, the Company may be unable to effectively protect its proprietary rights and, in any event, enforcement of the Company's proprietary rights may be very expensive.

   The Company's source code also is protected as a trade secret. However, the Company from time to time licenses its source code to OEMs, which subjects the Company to the risk of unauthorized use or misappropriation despite the contractual terms restricting disclosure and use. In addition, it may be possible for unauthorized third parties to copy the Company's products or to reverse engineer or obtain and use the Company's proprietary information.

   As the number of patents, copyrights, trademarks and other intellectual property rights in the Company's industry increases, products based on the Company's technologies increasingly may become the subject of infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future. Any such claims, regardless of merit, could be time consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company's operating results. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation to determine the validity of any claims, whether or not such litigation is determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks. In addition, the Company may lack sufficient resources to initiate a meritorious claim. In the event of an adverse ruling in any litigation regarding intellectual property, the Company may be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing or substituted technology. The failure of the Company to develop, or license on acceptable terms, a substitute technology if required could have a material adverse effect on the Company's operating results.

The Company Cannot Guarantee The Success Of Its New Internet Printing Systems.
------------------------------------------------------------------------------

   The Company has installed our first two Internet printing systems in the hospitality market has just recently begun to implement the business model. Although the Company has been able to demonstrate that our Internet printing system works, there is no assurance that this new business model will generate revenues and become profitable.

The Company May Not Be Able To Manage Expansion And Growth Effectively.
-----------------------------------------------------------------------

   Peerless' ability to implement its business plan, develop and offer products and manage expansion in rapidly developing and disparate market places requires comprehensive and effective planning and management. The growth in business, relationships with current and potential customers and third parties has placed, and will continue to place a significant strain on management systems and resources. Peerless' failure to continue to improve upon its operational, managerial and financial controls, reporting systems and procedures or its failure to expand and manage its workforce, could have a material adverse affect on the Company's business and financial results.

The Company May Not Be Able To Deploy Its Employees Effectively In Connection
-----------------------------------------------------------------------------
With Changing Demands From The Company's OEM Customers.
-------------------------------------------------------

   The industry in which the Company operates has experienced significant downturns, both in the United States and abroad often in connection with or in anticipation of maturing product cycles and declines in general economic conditions. Over the past two years, the Company has experienced a shift in OEM demand from the historically prevailing requirement for turnkey solutions toward software development kits. Because the Company has experienced a shift in demand away from turnkey solutions towards SDKs, engineering services resources have been re-deployed to research and development. Should this trend abruptly change, the Company may not be able to reassess and re-deployed labor effectively; which inability could have material adverse effect on the Company's operational results.

The Company May Not Be Able To Develop New And Enhanced Products That Achieve
-----------------------------------------------------------------------------
Widespread Market Acceptance.
-----------------------------

   The Company currently derives substantially all of its revenues from licensing and sales of its embedded imaging software and products. The Company expects that revenue from the embedded imaging products will continue to account for a substantial portion of revenues for fiscal year 2002. The Company's future success depends on its ability to address the rapidly changing needs of potential customers in the storage marketplace and the introduction of high-quality, cost-effective products, product enhancements and services on a timely basis, and by keeping pace with technological developments and emerging storage industry standards. The Company's failure to develop and successfully introduce new products and product enhancements in its prime market places could adversely affect the Company's business and financial results.

The Company May Not Achieve Success In The Development Or Marketing Of Netreon's
--------------------------------------------------------------------------------
NAS and SAN Technologies.
-------------------------

   The Company expects to be substantially dependent on revenues generated by sales and licenses of Netreon's NAS and SAN technologies in the future. There can be no assurance that the Company or Netreon will complete the development of, or achieve market success for, Netreon's NAS and SAN technologies. Failure to realize success in the market of these technologies could have a material adverse effect on the Company's operational results.



Item 8--Consolidated Financial Statements and Supplementary Data.

     See Index to Financial Statements on page F-1.


Item 9--Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                    PART III

Item 10--Directors and Executive Officers.

   Incorporated by reference from the information in the Company's proxy statement for the 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission.


Item 11--Executive Compensation.

   Incorporated by reference from the information in the Company's proxy statement for the 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission.


Item 12--Security Ownership of Certain Beneficial Owners and Management.

   Incorporated by reference from the information in the Company's proxy statement for the 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission.


Item 13--Certain Relationships and Related Transactions.

   Incorporated by reference from the information in the Company's proxy statement for the 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission.

                                   PART IV

Item 14--Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) Documents filed as a part of this Form 10-K:

          (1) Financial Statements

                                                                                                        Page
                                                                                                      --------
Report of Ernst & Young LLP, Independent Auditors  ................................................     F-2

Report of PricewaterhouseCoopers LLP, Independent Accountants  ....................................     F-3

Consolidated Statements of Operations  ............................................................     F-4

Consolidated Balance Sheets  ......................................................................     F-5

Consolidated Statements of Stockholders' Equity  ..................................................     F-6

Consolidated Statements of Cash Flows  ............................................................     F-7

Notes to Consolidated Financial Statements  .......................................................     F-8

          (2)   Financial Statement Schedules:

  The following financial statement schedule of the Company is filed as part of this Report and should be read in conjunction with the Financial Statements of the Company.

          Schedule                                    Page
------------------                                    ----
II Valuation and Qualifying Accounts                   S-1

  Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

      (b) Reports on Form 8-K.

  The Company filed one report on Form 8-K on December 19, 2000 during the last quarter of the fiscal year ended January 31, 2001.

      (c) Exhibits.    The following exhibits are filed as part of, or
 incorporated by reference into, this Form 10- K.


     Exhibit
     Number
----------------
3.1(1)            Certificate of Incorporation of the Company.

3.2(4)            Amended and Restated Bylaws of the Company.

4.1 Instruments defining the rights of security holders. Reference is made to Exhibits 3.1 and 3.2.

4.2(4) Rights Agreement, dated October 7, 1998, between the Company and Wells Fargo Shareowner Services, a division of Wells Fargo Bank Minnesota, N.A., formerly known as Norwest Shareowner Services, as Rights Agent.

10.3(1)(2)        1996 Equity Incentive Plan.

10.4(1)(2)        Form of Incentive Stock Option.

     Exhibit
     Number
----------------
10.5(1)(2)        Form of Nonstatutory Stock Option.

10.6(1)(2)        1996 Employee Stock Purchase Plan.

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

10.19(1)(2)       Employment Agreement with Edward Gavaldon.

10.20(5) Second Amendment to Office Lease, dated April 8, 1997, between the Company and Continental Development Corporation.

10.21(5) Third Amendment to Office Lease dated, December 16, 1997, between the Company and Continental Development Corporation.

10.22(6) Fourth Amendment to Office Lease, dated April 22, 1998, between the Company and Continental Development Corporation.

10.23(7) Agreement and Plan of reorganization and Merger by and among Peerless Systems Corporation, Auco Merger Sub, and Auco, Inc. dated as of April 6, 1999.

10.24(7)          Employment Agreement with Adam Au.

10.25(8)          Employment Agreement with Gordon Hanson.

10.26(8)          Marubun Supplier/Distribution Agreement, dated December 14,
                  1999.

10.27(8) Lease PSN McKelvy Family Trust (386 Main Street) Standard Industrial/Commercial Single-Tenant Lease-Net, dated March 14, 1997.

10.28(8) Lease PSN Terra Bella Inc. and Archie J. Snider d.b.a. Terra Snider Joint Venture (1130 Terra Bella) Standard Industrial/Commercial Single-Tenant Lease-Net, dated March 16, 2000.

10.29(8)          Lease PSIP Kent Centennial Limited Partnership, dated January
                  31, 1996.

10.30 Settlement Agreement and Mutual Release, dated April 11, 2001 between Peerless Systems Corporation and Gordon L. Hanson.

21                Peerless Wholly Owned Subsidiaries

23.1              Consent of Ernst & Young LLP, Independent Auditors.

23.2              Consent of PricewaterhouseCoopers LLP, Independent
                  Accountants.

24.1              Power of Attorney. Reference is made to page 30.

(1) Previously filed in the Company's Registration Statement on Form S-1 (File No. 333-09357), as amended and incorporated herein by reference.

(2) Management contract or compensatory plan or arrangement.

(3) Subject to Confidential Treatment Order.

(4) Previously filed in the Company's Current Report on Form 8-K, filed October 8, 1999, and incorporated herein by reference.

(5) Previously filed in the Company's 1998 Annual Report filed on Form 10-K, filed April 24, 1999, and incorporated herein by reference.

(6) Previously filed in the Company's 2000 Annual Report filed on Form 10-K, filed April 26, 1999, and incorporated herein by reference.

(7) Previously filed in the Company's Registration Statement on Form S-4 (File No. 333-77049) as amended and incorporated herein by reference.

(8) Previously filed in the Company's 2000 Annual Report filed on Form 10-K, filed April 28, 2000, and incorporated herein by reference.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2001.

                                  PEERLESS SYSTEMS CORPORATION



                                  By:   /s/ WILLIAM R. NEIL
                                     ----------------------
                                          William R. Neil
                                  Vice President of Finance and
                                     Chief Financial Officer
                                  (Principal Financial Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

           Signature                         Title                                  Date
--------------------------  -------------------------------------------       -----------------

 /s/  HOWARD J. NELLOR          Chief Executive Office, President &             April 30, 2001
-----------------------         Director (Principal Executive Officer)
    Howard J. Nellor

 /s/  ROBERT G. BARRETT         Director                                        April 30, 2001
------------------------
    Robert G. Barrett

     /s/  ADAM AU               Director                                        April 30, 2001
     --------------
        Adam Au
        -------

  /s/  ROBERT L. NORTH          Director                                        April 30, 2001
  ---------------------
     Robert L. North

                         PEERLESS SYSTEMS CORPORATION

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Report of Ernst & Young LLP, Independent Auditors  ......................  F-2

Report of PricewaterhouseCoopers LLP, Independent Accountants  ..........  F-3

Consolidated Statements of Operations  ..................................  F-4

Consolidated Balance Sheets  ............................................  F-5

Consolidated Statements of Stockholders' Equity  ........................  F-6

Consolidated Statements of Cash Flows  ..................................  F-7

Notes to Consolidated Financial Statements  .............................  F-8

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

  The Board of Directors and Stockholders of Peerless Systems Corporation

  We have audited the accompanying consolidated balance sheets of Peerless Systems Corporation as of January 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended January 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14 (a) for each of the two years in the period ended January 31, 2001. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peerless Systems Corporation at January 31, 2001 and 2000 and the consolidated results of its operations and its cash flows for each of the two years in the period ended January 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for each of the two years in the period ended January 31, 2001, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                               Ernst & Young LLP

Los Angeles, California
March 19, 2001,
except as to Note 18, as to which the date is April 19, 2001

         REPORT OF PRICEWATERHOUSECOOPERS LLP, INDEPENDENT ACCOUNTANTS


  To the Board of Directors and Stockholders of Peerless Systems Corporation

  In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated statement of operations, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the results of operations and cash flows of Peerless Systems Corporation and its subsidiaries for the year ended January 31, 1999, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended January 31, 1999 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The consolidated financial statements and financial statement schedule give retroactive effect to the mergers of Auco, Inc. in June 1999 and HDE, Inc. in December 1999 with Peerless Systems Corporation in transactions accounted for as poolings of interests, as described in Note 2 to the consolidated financial statements. We did not audit the financial statements of HDE, Inc. which statements reflect total revenues of $4,429,000 for the year ended January 31, 1999. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for HDE, Inc., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Peerless Systems Corporation for any period subsequent to January 31, 1999.


                                  /s/   PricewaterhouseCoopers LLP

Woodland Hills, CA
March 5, 1999, except as to the pooling of interests with Auco Inc., which is as of June 10, 1999, and except as to the pooling of interests with HDE, Inc., which is as of December 20, 1999.

                         PEERLESS SYSTEMS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                                                   Years Ended January 31,
                                                                   -------------------------------------------------------
                                                                    2001                     2000                    1999
                                                                   ------                   ------                  ------
Revenues:
   Product licensing                                             $  18,571                 $ 26,042                $ 21,305
   Engineering services and maintenance                              7,481                   15,989                  19,772
   Other                                                             1,355                       45                       -
                                                                 ----------                ---------               ---------
     Total revenues                                                 27,407                   42,076                  41,077
                                                                 ----------                ---------               ---------
Cost of revenues:
   Product licensing                                                 4,867                      932                     139
   Engineering services and maintenance                              9,662                   13,030                  14,343
   Other                                                               823                       11                       -
                                                                 ----------                ---------               ---------
     Total cost of revenues                                         15,352                   13,973                  14,482
                                                                 ----------                ---------               ---------
     Gross margin                                                   12,055                   28,103                  26,595
                                                                 ----------                ---------               ---------
Operating expenses:
   Research and development                                         13,019                    9,600                   8,765
   Sales and marketing                                               5,783                    6,366                   6,514
   General and administrative                                       10,481                    5,752                   6,669
   Other - non recurring expenses                                        -                    2,252                       -
                                                                 ----------                ---------               ---------
     Total operating expenses                                       29,283                   23,970                  21,948
                                                                 ----------                ---------               ---------
Income (loss) from operations                                      (17,228)                   4,133                   4,647
Interest income, net                                                 1,229                    1,209                   1,371
                                                                 ----------                ---------               ---------
Income (loss)  before income taxes                                 (15,999)                   5,342                   6,018
Provision for income taxes                                           1,650                    1,901                   3,556
                                                                 ----------                ---------               ---------
     Net income (loss)                                           $ (17,649)                $  3,441                $  2,462
                                                                 ==========                =========               =========
Basic earnings (loss) per share                                  $   (1.19)                $   0.25                $   0.19
                                                                 ==========                =========               =========
Diluted earnings (loss) per share                                $   (1.19)                $   0.22                $   0.16
                                                                 ==========                =========               =========
Weighted average common shares outstanding - basic                  14,886                   13,890                  12,682
                                                                 ==========                =========               =========
Weighted average common shares outstanding - diluted                14,886                   15,483                  15,181
                                                                 ==========                =========               =========


  The accompanying notes are an integral part of these financial statements.

                         PEERLESS SYSTEMS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                                             January 31,
                                                                                                    -------------------------------
                                                                                                      2001                2000
                                                                                                    ----------          -----------
                                ASSETS
Current assets:
     Cash and cash equivalents                                                                      $  12,073           $  13,620
     Restricted cash                                                                                      742                   -
     Short term investments                                                                             6,358              12,329
     Trade accounts receivable, less allowance for doubtful accounts of
        $755 in 2001 and $175 in 2000                                                                   6,428              10,168
     Unbilled receivables                                                                                 159               2,343
     Income tax receivables                                                                                19                  21
     Deferred tax asset                                                                                     -                 682
     Prepaid expenses and other current assets                                                            474                 682
                                                                                                    ----------          -----------
            Total current assets                                                                       26,253              39,845
Investments                                                                                             3,070               2,922
Long term receivable                                                                                    1,500               1,500
Property and equipment, net                                                                             5,710               6,565
Deferred tax asset                                                                                          -               1,050
Other assets                                                                                              575                 683
                                                                                                    ----------          -----------
     Total assets                                                                                   $  37,108           $  52,565
                                                                                                    ==========          ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                               $     901           $     615
     Accrued wages                                                                                      2,075               1,675
     Accrued compensated absences                                                                         714                 895
     Other current liabilities                                                                          3,507               1,750
     Deferred revenue                                                                                     826                 671
                                                                                                    ----------          -----------
           Total current liabilities                                                                    8,023               5,606
Other tax liabilities                                                                                   2,260               2,799
Deferred rent                                                                                              97                 366
                                                                                                    ----------          -----------
     Total liabilities                                                                                 10,380               8,771
                                                                                                    ----------          -----------
Stockholders' equity:
Common stock, $.001 par value, 30,000 shares authorized, 14,909 and
14,724 shares issued and outsanding in 2001 and 2000, respectively                                         15                  15
Additional paid-in capital                                                                             48,471              47,953
Deferred compensation                                                                                     (58)               (123)
Accumulated deficit                                                                                   (21,700)             (4,051)
                                                                                                    ----------          -----------
     Total stockholders' equity                                                                        26,728              43,794
                                                                                                    ----------          -----------
     Total liabilities and stockholders' equity                                                     $  37,108           $  52,565
                                                                                                    ==========          ===========

  The accompanying notes are an integral part of these financial statements.

                         PEERLESS SYSTEMS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)


                                                    Preferred Stock   Preferred Stock
                                    Common Stock       Series A          Series B       Aditional                         Total
                                    ------------    ---------------   ----------------  Paid - In Deferred Accumulated Stockholders
                                    Shares Amount   Shares   Amount   Shares    Amount    Capital   Comp.   (Deficit)     Equity
                                    ------ ------   ------   ------   ------    ------  --------- -------- ----------- ------------
Balances, January 31, 1998          12,408   $13     3,228   $ 3,217     1,085   $ 2,700  $ 38,007   $(275)   $ (9,955)    $ 33,707
  Issuance of common stock              72     -         -         -         -         -       481       -           -          481
  Exercise of stock options            358     -         -         -         -         -       872       -           -          872
  Issuance of  preferred stock           -     -         -         -       328       820         -       -           -          820
  Series B
  Amortization of deferred               -     -         -         -         -         -         -      87           -           87
   compensation
  Net income                             -     -         -         -         -         -         -       -       2,462        2,462
                                    ------------------------------------------------------------------------------------------------
Balances, January 31, 1999          12,838    13     3,228     3,217     1,413     3,520    39,360    (188)     (7,493)      38,429
  Issuance of common stock             151     -         -         -         -         -       846       -           -          846
  Exercise of stock options            530     1         -         -         -         -       961       -           -          962
  Conversion of preferred stock
   Series A and B to common stock    1,200     1    (3,228)   (3,217)   (1,413)   (3,520)    6,736       -           -            -
  Conversion of notes payable to         5     -         -         -         -         -        50       -           -           50
   common stock
  Acquisition adjustment                 -     -         -         -         -         -         -       -           1            1
  Amortization of deferred               -     -         -         -         -         -         -      65           -           65
   compensation
  Net income                             -     -         -         -         -         -         -       -       3,441        3,441
                                    ------------------------------------------------------------------------------------------------
Balances, January 31, 2000          14,724    15         -         -         -         -    47,953    (123)     (4,051)      43,794
  Compensation expense for stock         -     -         -         -         -         -       241       -           -          241
  option modifications
  Issuance of common stock             107     -         -         -         -         -       225       -           -          225
  Exercise of stock options             78     -         -         -         -         -        52       -           -           52
  Amortization of deferred               -     -         -         -         -         -         -      65           -           65
   compensation
  Net loss                               -     -         -         -         -         -         -       -     (17,649)     (17,649)
                                    ------------------------------------------------------------------------------------------------
Balances, January 31, 2001          14,909   $15         -   $     -         -   $     -  $ 48,471   $ (58)   $(21,700)    $ 26,728
                                    ================================================================================================


  The accompanying notes are an integral part of these financial statements.

                         PEERLESS SYSTEMS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                               Years Ended January 31,
                                                                   -----------------------------------------------
                                                                      2001              2000               1999
                                                                   ----------        ---------           --------
Cash flows from operating activities:
   Net income (loss)                                                $(17,649)         $  3,441            $ 2,462
   Adjustments to reconcile net income (loss) to net cash
     provided (used) by operating activities
        Depreciation and amortization                                  2,048             1,540              1,289
        Amortization of investment discounts and premiums                (63)             (146)              (125)
        Amortization of deferred compensation                             65                65                 87
        Compensation expense for option modifications and
           common stock issued to employees                              241                48                 78
        Allowance for bad debt                                           881                97                 75
        Deferred taxes                                                 1,732               640               (522)
        Other                                                              -                 2
        Changes in operating assets and liabilities:
             Trade accounts receivable                                 2,859               278             (4,060)
             Unbilled receivables                                      2,184               651             (1,608)
             Income taxes                                                  2              (805)               334
             Prepaid expenses and other assets                           280              (192)               (23)
             Long term receivable                                          -            (1,500)
             Accounts payable                                            286              (312)              (513)
             Deferred revenue                                            155            (2,360)               257
             Other liabilities                                         1,168             1,513              1,781
                                                                    ---------         --------            ---------

               Net cash provided (used) by operating activities       (5,811)            2,960               (488)
                                                                    ---------         --------            ---------
Cash flows from investing activities:
   Purchases of property and equipment                                (1,084)           (1,742)              (483)
   Purchases of leasehold improvements                                   (73)             (818)            (1,357)
   Purchases of available-for-sale securities                        (31,645)          (22,892)           (18,155)
   Maturities of held-to-maturity securities                               -             5,500             12,000
   Proceeds from sales of available-for-sale securities               37,531            23,050              8,000
   Purchase of software license                                            -               (30)                 -
   Restricted cash                                                      (742)                -                  -
                                                                    ---------         --------            ---------
               Net cash provided by investing activities               3,987             3,068                  5
                                                                    ---------         --------            ---------
Cash flows from financing activities:
   Proceeds from issuance of common stock                                225               798                403
   Proceeds from exercise of common stock options                         52               962                872
   Issuance of notes payable                                               -                 -                200
   Repayment of outstanding notes payable                                  -              (300)              (200)
   Issuance of preferred stock Series B                                    -                 -                820
                                                                    ---------         --------            ---------
               Net cash provided by financing activities                 277             1,460              2,095
                                                                    ---------         --------            ---------
               Net increase (decrease) in cash and cash equivalents   (1,547)            7,488              1,612
Cash and cash equivalents, beginning of period                        13,620             6,132              4,520
                                                                    ---------         --------            ---------
Cash and cash equivalents, end of period                            $ 12,073          $ 13,620            $ 6,132
                                                                    =========         ========            ========
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
        Income taxes                                                $    736          $  1,554            $ 2,332
                                                                    =========         ========            ========
        Interest                                                    $      -          $     15            $    34
                                                                    =========         ========            ========
Supplemental schedule of noncash investing and financing activities:
      Conversion of preferred stock Series A to common stock        $      -          $  3,217            $     -
                                                                    =========         ========            ========
   Conversion of preferred stock Series B to common stock           $      -          $  3,520            $     -
                                                                    =========         ========            ========
   Conversion of notes payable to common stock                      $      -          $     50            $     -
                                                                    =========         ========            ========
   Common stock issued to employees                                 $      -          $     48            $    78
                                                                    =========         ========            ========
   Tenant improvements paid by the Company's landlord               $      -          $      -            $    41
                                                                    =========         ========            ========

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

  Investments: The Company's investments at January 31, 2001 and 2000 consisted of available-for-sale U.S. government debt, state and local government debt and corporate debt. Available-for-sale securities are carried at fair value. Unrealized gains and losses, if material, are reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary are included in results of operations. Realized gains and losses are calculated using the specific identification method and were not material to the Company's results of operations in any period presented.

  Property and Equipment: Property and equipment are stated at cost, less accumulated depreciation. Depreciation on property and equipment is calculated using the straight-line method as follows:

         Computers and equipment.........  3 to 5 years
         Furniture.......................  10 years
         Leasehold improvements..........  Shorter of useful life or lease term

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

  Revenue Recognition: The Company recognizes revenues in accordance with Statement of Position 97-2 "Software Revenue Recognition" as amended by Statement of Position 98-9. In November 2000, the Company adopted Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" and Emerging Issues Task Force 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent". The adoptions did not impact the Company's revenue recognition policy.

  Development license revenues from the licensing of source code or software development kits for the Company's standard products are recognized upon delivery and acceptance of the software if no significant modification or customization of the software is required and collection of the resulting receivable is probable. If modification or customization is essential to the functionality of the software, development license revenues are recognized over the course of the modification work.

  The Company also enters into engineering services contracts with certain of its OEMs to provide a turnkey solution, adapting the Company's software and supporting electronics to specific OEM requirements. Revenues on such contracts are recognized over the course of the development work on a percentage-of-completion basis. Progress-to-completion under percentage-of-completion is determined based on direct costs, consisting primarily of labor and materials, expended on the arrangement. The Company provides for any anticipated losses on
such contracts in the period in which such losses are first determinable.   At
January 31, 2001, the Company has accrued $176 for losses on two contracts that experienced delays in completion. Maintenance revenues are recognized ratably over the term of the maintenance contract.

  Recurring licensing revenues are derived from per unit fees paid by the Company's customers upon manufacturing and subsequent commercial shipment of products incorporating Peerless technology. These recurring licensing revenues are recognized on a per unit basis as products are shipped commercially. In certain cases, the Company may sell a block license, that is, a specific quantity of licensed units that may be sold in the future, or the Company may require the customer to pay minimum royalty commitments. Associated payments are typically made in one lump sum or extend over a period of four or more quarters. The Company generally recognizes revenues associated with block licenses and miminum royalty commitments on delivery and acceptance of software, when collection of the resulting receivable is probable and when the fee is fixed and determinable. In cases where block licenses or minimum royalty commitments have extended payment terms and the fees are not fixed and determinable, revenue is deferred and recognized as payments become due. Further, when earned royalties exceed minimum royalty commitments, revenues are recognized on a per unit basis as products are shipped commercially.

  For fees on multiple element arrangements, values are allocated among the elements based on vendor specific evidence of fair value ("VSOE"). If VSOE does not exist, all revenue for the arrangement is deferred until the earlier of the point at which such VSOE does exist or all elements of the arrangement have been delivered. If an arrangement includes software and service elements, a determination is made as to whether the service element can be accounted for separately as services are performed.

  Deferred revenue consists of prepayments of recurring licensing royalties, and payments billed to customers in advance of revenue recognized on engineering services contracts. Unbilled receivables arise when the revenue recognized on a contract exceeds billings due to timing differences related to billing milestones as specified in the contract.

                         PEERLESS SYSTEMS CORPORATION

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

  Earnings Per Share: Basic earnings per share ("basic EPS") is computed by dividing net income available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings per share ("diluted EPS") is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares include outstanding options under the company's employee stock option plan (which are included under the treasury stock method) and any outstanding convertible securities. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt. A reconciliation of basic EPS to diluted EPS is presented in
Note 11 to the Company's financial statements.

  Common Stock Options: During 1997, the Company implemented the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." This statement sets forth alternative standards of recognition of the cost of stock-based compensation and requires that the Company's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. As permitted by this statement, the Company continues to apply Accounting Principles Board Opinion
(APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations in recording compensation related to its plans. The supplemental disclosure requirements and further information related to the Company's stock option plans are presented in Note 13 to the Company's financial statements.

  Cash and Cash Equivalents: Cash and cash equivalents represent cash and highly liquid investments which mature within three months from date of purchase.

  Reclassifications:   Certain previously reported financial information has
been reclassified to conform to the fiscal 2001 presentation.

                         PEERLESS SYSTEMS CORPORATION

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


2.   Business Developments:

  In June 1999, the Company completed its acquisition of Auco, Inc. ("Auco").

  Auco, based in Redwood City, California, developed embedded networking technology and was privately held prior to the acquisition. As a result of the acquisition, Auco was renamed Peerless Systems Networking ("PSN") and became a wholly owned subsidiary of the Company. The Company exchanged 2,500 shares of its common stock for all outstanding shares of Auco capital stock on a fully diluted basis, and its convertible note payable. Each share of Auco was exchanged for .2585 shares of Peerless common stock. In September 2000, the Company changed the name of its PSN subsidiary to Netreon, Inc. This corporate re-branding reflects Netreon's current mission to integrate networked storage devices into the Windows 2000 environment.

  In December 1999, the Company completed its acquisition of HDE, Inc.
("HDE"). HDE, based in Covington, Washington, developed embedded imaging and Internet printing solutions and was privately held prior to the acquisition. As a result of the acquisition, HDE was renamed Peerless Systems Imaging Products ("PSIP") and became a wholly owned subsidiary of the Company. The Company exchanged 890 shares of its common stock for all of the outstanding shares of HDE common stock.

  Both the Auco and HDE acquisitions qualified as tax-free exchanges and were accounted for as poolings-of-interests under Accounting Principles Board Opinion No. 16. Accordingly, the Company's financial statements have been restated to include the results of Auco and HDE for all periods presented.

  Prior to the June 1999 merger with the Company, Auco's fiscal year ended on December 31. In recording the business combination, Auco's prior period financial statements were not restated to conform to the Company's fiscal year. Accordingly, the consolidated statement of operations for the 1999 fiscal year consists of Peerless' results of operations for the twelve month period ended January 31 and Auco's results of operations for the twelve month period ended December 31, 1998. Beginning in the second quarter of fiscal 2000, Auco's fiscal year end was changed to conform to Peerless' fiscal year end of January 31. Accordingly, Auco's results of operations for the month of April 1999 were excluded from the Company's consolidated operating results. Revenues and net income of Auco for April 1999 were $463 and $1, respectively, with net income reflected as an adjustment to retained earnings effective May 1, 1999.

                         PEERLESS SYSTEMS CORPORATION

  There were no transactions between Peerless and Auco prior to the combination. Prior to the acquisition, HDE provided engineering services to the Company. Transactions between the Company and HDE have been eliminated in consolidation. Certain reclassifications were made to the Auco and HDE financial statements to conform to Peerless' presentations.

  The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements are as follows:

                                                  Nine Month             Three Month
                                                 Period Ended           Period Ended          Years Ended
                                                 October 31,              April 30,           January 31,
                                                     1999                   1999                 1999
                                            ----------------------  ---------------------  -----------------
                                                 (Unaudited)             (Unaudited)
Revenues:
  Peerless................................           $31,065                $ 8,194            $32,583
  Auco....................................                (A)                 1,666              4,142
  HDE.....................................             2,787                    880              4,429
  Eliminations............................                --                     --                (77)
                                                     -------                -------            -------
     Combined.............................           $33,852                $10,740            $41,077
                                                     =======                =======            =======
Net income (loss):
  Peerless................................           $ 4,178                $ 1,091            $ 4,641
  Auco....................................                (A)                   122               (863)
  HDE.....................................                35                     (1)            (1,316)
                                                     -------                -------            -------
     Combined.............................           $ 4,213                $ 1,212            $ 2,462
                                                     =======                =======            =======

(A)  Included in Peerless consolidated amounts after merger in June 1999.

                         PEERLESS SYSTEMS CORPORATION

3. Investments:

   Investments available-for-sale at January 31 consisted of the following:

                                                                                            2001                      2000
                                                                                        -------------           ---------------
 Available-for-sale securities:
         Maturities within one year:
                 U.S. government debt securities                                         $        -                   $ 1,500
                 State and local U.S. government debt securities                              1,417                       830
                 Corporate debt securities                                                    4,941                     9,999
                                                                                         -------------           ---------------
                                                                                              6,358                    12,329
                                                                                         -------------           ---------------
         Maturities after one year through five years:
                     State and local U.S. government debt securities                            912                       500
                                                                                         -------------           ---------------
         Maturities after ten years:
                     State and local U.S. government debt securities                          2,158                     2,422
                                                                                         -------------           ---------------
Total investments                                                                            $9,428                   $15,251
                                                                                         =============           ===============

  The fair value of available-for-sale securities at January 31, 2001 and 2000 approximated their carrying value (amortized cost). Unrealized gains or losses on available-for-sale securities were immaterial for all periods presented.


4.   Restricted Cash

  On March 16, 2000, Netreon, Inc. entered into an agreement to lease approximately twelve thousand square feet of office space in Mountain View, California. The term of the lease agreement is seven years. The Company has guaranteed the lease commitment of Netreon, Inc. and has secured the first twelve months of the agreement with a $742 standby letter of credit. This letter of credit has been secured by a certificate of deposit of a like amount. For the subsequent four years, the value of the standby letter of credit and the certificate of deposit shall be reduced to $594, $445, $297, and $148, respectively.

                         PEERLESS SYSTEMS CORPORATION

5. Property and Equipment:

   Property and equipment at January 31 consisted of the following:

                                                                         2001                   2000
                                                                      ---------              ---------
       Computers and other equipment                                    $ 8,055                $ 7,129
       Furniture                                                            491                    473
       Leasehold improvements                                             3,062                  3,044
       Construction-in-progress                                              55                      -
                                                                       --------              ---------
                                                                         11,663                 10,646
       Less, accumulated depreciation and amortization                   (5,953)                (4,081)
                                                                       --------              ---------
                                                                        $ 5,710                $ 6,565
                                                                       ========              =========

  Depreciation and amortization for the years ended January 31, 2001, 2000 and 1999 was $2,012, $1,144 and $1,149, respectively.


6.  Liabilities:

    Other current liabilities consisted of the following at January 31,

                                                                                   2001                   2000
                                                                              ----------             ----------
Accrued warranty costs                                                            $  212                 $  289

Accrued license fees                                                               1,957                    645

Accrued legal expenses                                                               471                     65

Other current liabilities                                                            867                    751
                                                                              ----------             ----------
                                                                                  $3,507                 $1,750
                                                                              ==========             ==========

                         PEERLESS SYSTEMS CORPORATION

7.  Income Taxes:

The income tax provision (benefit) for the years ended January 31, consists of:

                                           2001                   2000                1999
                                      -------------           ------------          ----------
Current:
       Federal                            $(1,878)                $  232              $2,995
       State                                    -                     92                 381
       Foreign                              1,796                    937                 702
                                      -------------           ------------          ----------
                                              (82)                 1,261               4,078
                                      -------------           ------------          ----------
Deferred:
       Federal                              1,518                    365                (585)
       State                                  214                    275                  63
                                      -------------           ------------          ----------
                                            1,732                    640                (522)
                                      -------------           ------------          ----------
                                          $ 1,650                 $1,901              $3,556
                                      =============           ============          ==========

The foreign tax provision is comprised of foreign withholding taxes on license fees and royalty payments. Temporary differences that give rise to the deferred tax provision (benefit) for the years ended January 31, consist of:

Deferred tax assets:                                              2001                  2000
                                                              ------------           -----------
                 Net operating loss carry forwards               $ 7,349               $ 1,886
                 Accrued liabilities                                 298                   483
                 Allowance for doubtful accounts                     223                    69
                 Deferred revenue                                    221                   263
                 Deferred expenses                                   132                   133
                 Tax credit carryforwards                            442                   443
                 Other                                                 1                     1
                                                              ------------           -----------
                         Total deferred tax assets                 8,666                 3,278

Deferred tax liabilities
                 Property and equipment                             (409)                 (409)
                 State taxes                                           -                     -
                                                              ------------           -----------
                         Total deferred tax liabilities             (409)                 (409)

                 Subtotal                                          8,257                 2,869

Valuation allowance                                               (8,257)               (1,137)
                                                              ------------           -----------
                 Net deferred income tax asset                   $     -               $ 1,732
                                                              ============           ===========

The Company has provided a valuation allowance on its net deferred tax assets because of the uncertainty with respect to the Company's ability to generate future taxable income to realize the deferred tax assets.

                         PEERLESS SYSTEMS CORPORATION

The provision (benefit) for income taxes for the years ended January 31, differs from the amount that would result from applying the federal statutory rate as follows:

                                                            2001                    2000                   1999
                                                       --------------         ---------------         --------------
    Statutory federal income tax rate                       (34.0) %                 34.0 %                 34.0 %
    Foreign provision                                        11.2                    17.5                   11.7
    Nondeductible acquisition expenses                          -                    13.8                      -
    Other nondeductible expenses                              0.2                     9.0                   20.1
    State tax                                                (2.5)                    4.7                    4.7
    Research and experimentation credits                        -                   (20.6)                 (15.4)
    Change in valuation allowance                            44.5                   (31.2)                   3.7
    Preacquisition reserves                                  (9.4)                      -                      -
    Other                                                     0.3                     8.4                    0.3
                                                       --------------         ---------------         --------------
        Provision for income taxes                           10.3 %                  35.6 %                 59.1 %
                                                       ==============         ===============         ==============

  As of January 31, 2001, the Company has net operating loss carryfowards available to reduce future federal and state income of approximately $19,658 and $12,860, which expire through the periods ending in fiscal years 2021 for federal and 2006 for state.


8. Notes Payable:

   In December 1997, PSN issued a 10% convertible note with an aggregate principal amount of $50 to a shareholder. The Convertible Note had a maturity date of December 31, 1998 and was convertible, at the option of the holder, to shares of PSN stock at a specificed conversion price of $2.50 of principal amount per share of PSN stock. In June 1999, upon closing of the merger between Peerless and PSN, the Convertible Note was converted into 5 shares of Peerless common stock.

   In December 1997, PSN issued 10% Promissory Notes ("Notes") with an aggregate principal amount of $300 to shareholders. In June 1998, PSN issued Notes with an aggregate principal amount of $200 to a shareholder. As of January 31, 2000 and 1999, $0 and $300, respectively, in principal amount of the Notes was outstanding.


9. Commitments:

   Operating Leases:   The Company leases its offices and certain operating
equipment under operating leases that expire through fiscal year 2008. The principal operating leases covering the Company's office space contain certain predetermined rent increases calculated at the inception of the lease based on the lessor's estimate of expected increases in the fair market value of the leased space. The leases do not specifically provide for renewal options.

  Future minimum rental payments under long-term operating leases are as follows:

                 For the Years
               Ending January 31,
            ------------------------
                     2002                    $ 2,385
                     2003                      2,447
                     2004                      2,439
                     2005                      2,284
                     2006                      2,349
                     Thereafter                4,322
                                             -------
                                             $16,226
                                             =======

                         PEERLESS SYSTEMS CORPORATION

Total rental expense was $1,900, $1,403 and $1,313 for the years ended January 31, 2001, 2000 and 1999, respectively.


10. Risks and Uncertainties:

    Concentration of Credit Risk:   The Company had cash and certificates of
deposit on deposit at banks at certain times throughout the year that was in excess of federally insured limits.

    The Company's credit risk in accounts receivable, which are generally not collateralized, is concentrated with customers which are OEMs of laser printers and printer peripheral technologies. The financial loss, should a customer be unable to meet its obligation to the Company, would be equal to the recorded accounts receivable. At both January 31, 2001 and 2000, two customers collectively represented 38% and 32% of total trade accounts receivable, respectively. For the years ended January 31 the following customers, not necessarily the same from year to year, represented greater than ten percent of total revenues:

                              2001                   2000                    1999
                       ----------------       -----------------       -----------------
       Customer A      $ 7,230      26%       $ 7,888       19%       $ 6,664       16%
       Customer B        2,845      10%         4,496       11%         5,803       14%
       Customer C                               4,413       10%         4,805       12%
       Customer D                                                       4,044       10%
       Customer E                                                       3,986       10%
                       -------                -------                 -------
                       $10,075      36%       $16,797       40%       $25,302       62%
                       =======                =======                 =======

    Significant Estimates of Revenues: The Company's recurring product licensing revenues are dependent, in part, on the timing and accuracy of product sales reports received from the Company's OEM customers. These reports are provided only on a calendar quarter basis and, in any event, are subject to delay and potential revision by the OEM. Therefore, the Company is required to estimate all of the recurring product licensing revenues for the last month of each fiscal quarter and to further estimate all of its quarterly revenues from an OEM when the report from such OEM is not received in a timely manner. In the event the Company is unable to estimate such revenues accurately prior to reporting financial results, the Company may be required to adjust revenues in subsequent periods.

                         PEERLESS SYSTEMS CORPORATION

  Legal Proceedings:

  On August 28, 2000, a stockholder class action lawsuit was filed against the Company and two of the Company's former officers of the Company. A second stockholder class action lawsuit was filed on September 19, 2000 against the Company and the same two former officers of the Company. These lawsuits allege a scheme to artificially inflate the Company's stock price and seek compensatory damages with interest and attorneys fees, fees and expenses. Peerless believes all of the claims to be without merit and is responding accordingly.

  In July 2000, the Company filed a claim against the former owners of HDE, Inc. in connection with the Company's acquisition of HDE, Inc. This claim was settled on April 11, 2001, see Note 18.

  In March 2000, the former Director of Sales of Netreon filed a lawsuit against the Company and Netreon. On December 13, 2000, this lawsuit was dismissed by the Director of Sales. Pursuant to the several terms of a settlement agreement, the Company made a payment of $50 and the Director of Sales resigned.

  The Company filed a lawsuit in January 2000 against Conexant Systems Inc. regarding the failure and refusal of Conexant to pay to the Company a portion of a Source License Fee and guaranteed royalty payments pursuant to an agreement between the parties. The Company is confident that it will prevail in this matter.

  In December 1999, the Company as well as the Company's former Chief Executive Officer were sued by the State of Wisconsin Investment Board ("SWIB"). The complaint alleged that the Company wrongfully influenced the passage of and provided misleading information in connection with, a proposal to increase the number of shares under the Company's 1996 Equity Incentive Plan by 1,000,000 at the Company's Annual Meeting of Stockholders in June 1999. The parties are presently finalizing a settlement agreement. At January 31, 2001, the Company has accrued $375 for settlement of this lawsuit.

                         PEERLESS SYSTEMS CORPORATION

11. Earnings Per Share:

    Earnings (loss) per share for the years ended January 31, is calculated as follows:


                                                    2001                     2000                   1999
                                          ------------------------- ----------------------- -----------------------
                                            Net           Per-Share   Net         Per-Share   Net         Per-Share
                                          Income    Shares  Amount  Income  Shares  Amount  Income  Shares  Amount
                                          ------    ------  ------  ------  ------  ------  ------  ------  ------
Basic EPS
Earnings available to common
  stockholders                           $(17,649)  14,886  $(1.19)  $3,441  13,890  $0.25  $2,462  12,682  $0.19
                                                            =======                  =====                  =====
Effect of Dilutive Securities
Options                                         -        -                -   1,115              -   1,350
Convertible preferred stock Series A            -        -                -     332              -     834
Convertible preferred stock series B            -        -                -     146              -     315
                                        ----------  ------           ------  ------         ------  ------
Diluted EPS
Earnings available to common
  stockholders with assumed conversions  $(17,649)  14,886  $(1.19)  $3,441   15,483  $0.22  $2,462  15,181  $0.16
                                         =========  ======  =======  ======   ======  =====  ======  ======  =====


     The Company has a convertible note payable and certain common stock options which are not included in the calculation of diluted earnings (loss) per share because the effects are antidilutive. The convertible note and stock options are described in Note 8 and Note 13, respectively.


12. Convertible Preferred Stock:

    Prior to June 1999, Netreon had authorized 10,000 shares of preferred stock, of which 3,250 were designated as Series A, 3,000 were designated as Series B and 3,750 were undesignated.

    During the year ended January 31, 1999, Netreon issued 328 shares of Convertible Preferred Stock Series B at a price of $2.50 per share in exchange for $820 of cash.

    In June 1999, upon closing of the merger between Peerless and Netreon, all outstanding shares of Convertible Preferred Stock Series A and Convertible Preferred Stock Series B were converted into 835 and 365 shares of common stock, respectively.


13. Stock Option and Purchase Plans

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

                         PEERLESS SYSTEMS CORPORATION

  The following represents option activity for the years ended January 31 under the 1992 Stock Option Plan:

                                                      2001                  2000                    1999
                                               --------------------- --------------------  ----------------------
                                                            Weighted             Weighted                Weighted
                                                             Average              Average                 Average
                                                            Per Share            Per Share               Per Share
                                               Number of    Exercise  Number of   Exercise   Number of    Exercise
                                                Options      Price    Options      Price      Options      Price
                                               ---------    --------  ---------  ---------   ----------  ---------
Options outstanding at beginning of year           164        $1.44      444       $1.43        683         $1.41
Options granted                                      -            -        -                      -
Options exercised                                   (9)       $0.68     (277)      $1.42       (202)        $1.42
Options forfeited                                   (3)       $2.38       (3)      $1.61        (37)        $1.41
                                         ---------------              ---------              ----------
Options outstanding at year-end                    152        $1.45      164       $1.44        444         $1.43
                                         ===============              =========              ==========
Options exercisable at year-end                    151        $1.45      158       $1.40        393         $1.39
                                         ===============              =========              ==========
Options available for future grant                   -                     -                      -
                                         ===============              =========              ==========
Weighted average remaining contractual
      life in years                                0.9
                                         ===============
Range of per share exercise prices for
      options outstanding at year-end    $0.53 - $3.30
                                         ===============

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

  During 1994, the Auco, Inc. Board of Directors authorized the 1994 Stock Option Plan. The terms and conditions of this plan were generally the same as those of the Peerless Incentive Plan except options issued under the Auco plan were exercisable immediately subject to repurchase rights held by Auco. In June 1999, upon completion of the merger between Peerless and Auco, the Auco options were converted to options under the Company's Incentive Plan.

                         PEERLESS SYSTEMS CORPORATION

  The following represents option activity under the Incentive Plan for the years ended January 31:

                                                       2001                            2000                     1999
                                             ----------------------------    -----------------------   ------------------------
                                                                Weighted                   Weighted                   Weighted
                                                                 Average                    Average                    Average
                                                                Per Share                  Per Share                  Per Share
                                               Number of        Exercise     Number of     Exercise     Number of     Exercise
                                                Options           Price       Options        Price       Options        Price
                                             --------------    ----------    ---------    ----------   ----------    ----------
Options outstanding at beginning of year              2,337       $8.96        1,884        $ 7.67        1,256         $5.67
Options granted                                       1,174       $2.70        1,180        $10.09        1,098         $8.95
Options exercised                                       (68)      $0.61         (253)       $ 2.33         (129)        $4.20
Options forfeited                                      (986)      $8.94         (474)       $ 9.34         (341)        $4.96
                                             --------------               ----------                 ----------
Options outstanding at year-end                       2,457       $6.19        2,337        $ 8.96        1,884         $7.67
                                             ==============               ==========                 ==========
Options exercisable at year-end                         989       $7.98          640        $ 6.87          621         $2.87
                                             ==============               ==========                 ==========
Options available for future grant                      577
                                             ==============
Weighted average  remaining contractural
   life in years                                        6.6
                                             ==============
Range of per share exercise prices for
   options outstanding at year-end           $0.04 - $23.13
                                             ==============

  For various price ranges, weighted average characteristics of outstanding stock options under the Incentive Plan at January 31, 2001 were as follows:

                                                                                          Exercisable
                                          Outstanding Options                               Options
                            ------------------------------------------------  -----------------------------------
                                                Weighted        Weighted                            Weighted
                                                Average          Average                             Average
                                Shares         Remaining        Per Share          Shares           Per Share
                                 Under            Life          Exercise           Under            Exercise
Range of Exercise Prices        Option          (Years)           Price            Option             Price
--------------------------  ---------------  --------------  ---------------  ----------------  -----------------
$0.00 to $2.31............        832             4.8            $ 1.30               204             $ 1.03
$2.31 to $4.63............        360             7.5            $ 3.34                82             $ 3.30
$4.63 to $6.94............        309             8.3            $ 5.08               174             $ 5.05
$6.94 to $9.25............        343             7.9            $ 8.48               142             $ 8.40
$9.25 to $11.56...........        113             7.6            $10.48                68             $10.74
$11.56 to $13.88..........        199             7.4            $13.19               100             $13.19
$13.88 to $16.19..........        214             6.9            $14.22               156             $14.22
$16.19 to $18.50..........         66             6.6            $17.46                53             $17.43
$18.50 to $20.81..........          4             7.1            $19.40                 4             $19.35
$20.81 to $23.13..........         17             7.4            $22.21                 6             $22.33
                                -----                                                 ---
  Total...................      2,457                                                 989
                                =====                                                 ===

  Stock Bonuses: During both the years ended January 31, 2000 and 1999, the Company granted 5 shares of common stock as stock bonuses to certain employees. The Company recorded $48 and $78 of compensation expense related to these stock bonuses during the years ended January 31, 2000 and 1999, respectively.

                         PEERLESS SYSTEMS CORPORATION

  Compensation Expense: In connection with the resignation of an executive in April 2000, the Company accelerated the vesting of stock options held by this executive. In addition, the Company extended the terms of the executive's stock options to one year beyond separation date. During the year ended January 31, 2001, the Company recognized $241 as compensation expense for the modifications which represented the difference between the exercise prices and the deemed fair market value of the Company's stock at the date of the modification.

  Deferred Compensation: During the year ended January 31, 1997, the Company recorded deferred compensation costs of $452 for the difference between the exercise price and the deemed fair value of the Company's common stock at the date of grant for options issued under the Incentive Plan. Of the total deferred expense, the Company recognized $65, $65 and $87 as compensation expense during the years ended January 31, 2001, 2000 and 1999, respectively. The remaining deferred compensation expense will be amortized over the remaining vesting periods of the options.

  Employee Stock Purchase Plan: In July 1996, the Company's Board of Directors approved the Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 300 shares of the Company's common stock. An additional 500 shares were approved by the Shareholders in June, 2000. Under the Purchase Plan, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following the adoption of the Purchase Plan.
The offering period for any offering will be no more than 27 months. Plan offering periods have been six months since the inception of the plan. Employees are eligible to participate if they are employed by the Company or an affiliate of the Company designated by the Board of Directors and meet eligibility standards established by the Board of Directors. Employees who participate in an offering can have up to 15% of their earnings withheld pursuant to the Purchase Plan and applied, on specified dates determined by the Board of Directors, to the purchase of shares of common stock. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date or the purchase date of each offering period. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company and its affiliates. The Purchase Plan will terminate at the Board of Directors' discretion.

  During the year ended January 31, 2001, 2000 and 1999, employees purchased 49, 146 and 87 shares of common stock at weighted average per share prices of $4.57, $5.48 and $6.04, respectively.

  SFAS 123: The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations to account for its stock option plans and employee stock purchase plan, and therefore does not recognize compensation expense for grants of stock options or shares sold under the Purchase Plan. Under SFAS No. 123, compensation cost would be recognized for the fair value of the employee option rights and shares sold under the employee stock purchase plan. In determining the fair value, the Company used the Black-Scholes model, assumed no dividend per year, used expected lives ranging from 2 to 10 years, expected volatility of 132.1%, 99.5% and 100.0% for the years ended January 31, 2001, 2000 and 1999, respectively, and risk free interest rates of 5.5% for the year ended January 31, 2001, 5.70% for the year ended January 31, 2000 and rates ranging from 4.0% to 5.75% for the year ended January 31, 1999. The weighted average per share fair value of options granted during the year with exercise prices equal to market price on the date of grant was $2.60, $8.83 and $8.81 per share for the years ended January 31, 2001, 2000 and 1999, respectively. There were no options granted with exercise prices below market price on the date of grant during any of the years presented. Had compensation cost for the Company's grants under stock-based compensation plans and shares sold under the Purchase Plan been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro-forma amounts indicated below:

                         PEERLESS SYSTEMS CORPORATION

                                                                   Year Ended January 31,
                                               -------------------------------------------------------------
                                                           2001                   2000                  1999
                                               ----------------          -------------          ------------
Net income (loss) as reported                          $(17,649)               $ 3,441               $ 2,462
                                               ================          =============          ============
Proforma net income (loss)                             $(23,996)               $(1,881)              $(2,215)
                                               ================          =============          ============
Net income (loss) per share as reported:
     Basic                                             $  (1.19)               $  0.25               $  0.19
                                               ================          =============          ============
     Diluted                                           $  (1.19)               $  0.22               $  0.16
                                               ================          =============          ============
Proforma net income (loss) per share:
     Basic                                             $  (1.61)               $ (0.14)              $ (0.17)
                                               ================          =============          ============
     Diluted                                           $  (1.61)               $ (0.14)              $ (0.17)
                                               ================          =============          ============


14.   Shareholder Rights Plan:

  In October 1998, the Board of Directors of the Company adopted a stockholder rights plan, as set forth in the Rights Agreement, dated as of October 7, 1998 by and between the Company and Wells Fargo Shareowner Services, a division of Wells Fargo Bank Minnesota, N.A., formerly known as Norwest Shareowner Services, as rights agent. Pursuant to the Rights Agreement, one Right was issued for each share of the Company's 11,037 outstanding shares of common stock as of October 15, 1998. Each of the Rights entitles the registered holder to purchase, from the Company, one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $35.50 per one one-thousandth of a share. The Rights generally will not become exercisable unless and until, among other things, any person or group not approved by the Board of Directors acquires beneficial ownership of 15% or more of the Company's outstanding common stock or commences a tender offer or exchange offer which would result in a person or group beneficially owning 15% or more of the Company's outstanding common stock. Upon the occurrence of certain events, each holder of a Right, other than such person or group, would thereafter have the right to purchase, for the then exercise price of the Right, shares of common stock of the Company or a corporation or other entity acquiring the Company, having a value equal to two times the exercise price of the Right. The Rights are redeemable by the Company under certain circumstances at $0.01 per Right and will expire, unless earlier redeemed or extended, on October 15, 2008.


15.   Employee Savings Plans:

   Previously, the Company and Netreon had maintained employee savings plans that qualify under Section 401(k) of the Internal Revenue Code (the "Code") for all of the Peerless and Netreon full-time employees, respectively. The plans allowed employees to make specified percentage pretax contributions up to the maximum dollar limitation prescribed by the Code. The Company has the option to contribute to both plans up to a maximum of $2,000 per employee per year. Company contributions to the Peerless plan during the years ended January 31, 2001, 2000 and 1999 were $373, $245 and $253, respectively. The Company contributed $53 to the Netreon plan during the year ended January 31, 2000. No contributions were made to the Netreon plan during the year ended 2001 or 1999. In fiscal year 2001, the Netreon plan was terminated and merged into the Peerless plan.

  PSIP maintains a profit sharing plan for all eligible employees. Company contributions to the profit-sharing plan were $35 and $35 for the years ended January 31, 2000 and 1999. In fiscal year 2001, the PSIP plan was terminated and no contributions were made during the year ended January 31, 2001.

  Commencing fiscal year 2001, Peerless, Netreon and PSIP qualify under the Company's 401(k).

                         PEERLESS SYSTEMS CORPORATION

  16.   International Operations:

  The Company's long-lived assets are located principally in the United States. The Company's revenues for the years ended January 31, which are transacted in U.S. dollars, are derived based on sales to customers in the following geographic regions:



                            2001            2000           1999
                          -------         -------        -------
United States             $ 5,336         $11,864        $14,633
Japan                      21,536          28,537         25,852
Other                         535           1,675            592
                          -------         -------        -------
                          $27,407         $42,076        $41,077
                          =======         =======        =======


17.  Segment Reporting:

     Peerless provides software-based embedded imaging and networking technology for digital document products and provides directory and management software for networked storage devices and integrates proprietary software into enterprise networks of original equipment manufacturers.

     The Company views its operations as two segments: Imaging and Storage. The factors that management uses to identify the separate segments include customer base, products and technology. The factors used to measure the performance of the two segments include revenues, operating profit and staffing.

     A description of the products and services provided by each segment is as follows:

     . Imaging provides to OEM customers imaging systems, page description languages, drivers, application specific integrated circuits, engineering services to modify products for specific applications and maintenance for digital document products. Products can be purchased in source code form or can be modified using the Company's engineering services to modify for a specific application. License fees are charged for the utilization of Imaging technology.

     . Storage provides OEM storage customers Network Attached Storage software developer kits that allow NAS OEMs to provide NetWare or Windows 2000 compatibility for their products. Storage is currently developing comparable products for the Storage Area Networks. Products can be purchased in source code form or can be modified using the Storage engineering services to modify for a specific application. License fees are charged for the utilization of the Storage technology.

     The accounting policies used to derive reportable segments results are generally the same as those described in Note 1 to the Consolidated Financial Statements. Intersegment transactions are not material. The Company's selling, general and administrative expenses are not identified by segments or accumulated in this manner due to, among other things, shared management and cross-utilization of personnel. Such expenses are allocated to segments based on the ratio of the segments revenues to total revenues.

     The table below presents segment information for fiscal year ended January 31:

                         PEERLESS SYSTEMS CORPORATION


                                                                                  Total
                                               Imaging           Storage         Segments
                                            -------------      ------------    ------------
2001
Revenues                                        $  27,157          $    250       $  27,407
                                            =============      ============    ============

Operating Loss                                   ($13,788)         $ (3,440)      $ (17,228)
                                            =============      ============    ============

Depreciation and amortization                   $   1,882          $    166       $   2,048
                                            =============      ============    ============

Assets                                          $  35,789          $  1,229       $  37,108
                                            =============      ============    ============

Capital expenditures                            $     186          $    971       $   1,157
                                            =============      ============    ============

2000
Revenues                                        $  41,826          $    250       $  42,076
                                            =============      ============    ============

Operating Income/(Loss)                         $   4,582          $   (449)      $   4,133
                                            =============      ============    ============

Depreciation and amortization                   $   1,445          $     95       $   1,540
                                            =============      ============    ============

Assets                                          $  49,713          $  2,852       $  52,565
                                            =============      ============    ============

Capital expenditures                            $   2,399          $    161       $   2,560
                                            =============      ============    ============
1999
Revenues                                        $  40,763          $    314       $  41,077
                                            =============      ============    ============

Operating Income                                $   4,579          $     68       $   4,647
                                            =============      ============    ============

Depreciation and amortization                   $   1,195          $     94       $   1,289
                                            =============      ============    ============

Assets                                          $  48,249          $  1,638       $  49,887
                                            =============      ============    ============

Capital expenditures                            $   1,797          $     43       $   1,840
                                            =============      ============    ============

                         PEERLESS SYSTEMS CORPORATION

18.  Subsequent Events

  In April 2001, the Company entered into a settlement agreement with one of the former owners of HDE, Inc., relating to a lawsuit filed by the Company against the former owners of HDE, Inc. in July 2000. Pursuant to the settlement agreement, the Company agreed that it will, at the former owner's option ("Put Option"), during the six month period beginning April 11, 2001, purchase at a price of $0.75 per share, the 578 shares of the Company's common stock received by the former owner pursuant to the merger agreement dated December 7, 1999, under which the Company acquired HDE, Inc. The Company also agreed to register the sale of the former owner's shares under the Securities Act of 1933, as amended, within three weeks of the date of the settlement agreement. The settlement agreement also provides for a release by the former owner and the Company of any claims that either may have against the other for any event arising on or before April 11, 2001. The Company dismissed the lawsuit on April 19, 2001.

  At January 31, 2001, the Company accrued $90 for this settlement, representing the deemed fair value of the Put Options as determined by the difference between the Put Option purchase price and the fair market value of the Company's stock on the date of the settlement agreement. The Company recorded the issuance of the Put Options during the first quarter of fiscal year 2002. These Put Options could have a dilutive effect on the diluted earnings per share.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                                           Additions
                                                             Balance        Charged                         Balance
                                                                at         to Costs                          at End
                                                            Beginning         and                              of
                       Description                          of Period      Expenses      Deductions (a)      period
---------------------------------------------------------  ------------  -------------  ---------------   ------------
Year Ended January 31, 1999
Reserves deducted from assets to which they apply:
 Allowances for uncollectable accounts receivable........      $100          $ 420           $(345)            $175

Year Ended January 31, 2000
Reserves deducted from assets to which they apply:
 Allowances for uncollectable accounts receivable........      $175          $(248)          $ 248             $175

Year Ended January 31, 2001
Reserves deducted from assets to which they apply:
 Allowances for uncollectable accounts receivable........      $175          $ 881           $(301)            $755

----------------
(a)   Accounts written off, net of recoveries