Form 10-Q
period 2001-04-30
PEERLESS SYSTEMS CORP
filed 2001-06-14
CIK 897893

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended April 30, 2001

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                             2381 Rosecrans Avenue
                             El Segundo, CA  90245
          (Address of principal executive offices, including zip code)

                                 (310) 536-0908
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

               The number of shares of Common Stock outstanding
                      as of June 7, 2001 was 15,070,788.


================================================================================

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements prompted by, qualified by or made in connection with such words as "anticipates," "estimates," "expects," "continuing," "projects," "intends," "plans," "targets," "believes" and words of similar substance signal forward-looking statements. Likewise, the use of such words in connection with or related to any discussion of or reference to the Company's future business operations, opportunities or financial performance sets apart forward-looking statements.

In particular, statements regarding the Company's outlook for future business, financial performance and growth, including projected revenue, profit, spending, including spending on research and development efforts and investments in Peerless and Netreon, costs, margins and the Company's cash position through the fiscal year-end 2002, as well as statements regarding expectations for the embedded imaging and storage markets, new product development and offerings, customer demand for the Company's products and services, market demand for products incorporating the Company's technology, future prospects of Netreon, and the impact on future performance of organizational and operational changes; all constitute forward-looking statements.

These forward-looking statements are just predictions and best estimations consistent with the information available to the Company at this time. Thus they involve known and unknown risks and uncertainties such that actual results could differ materially from those projected in the forward-looking statements made in this Report on Form 10-Q. Risks and uncertainties include, but are not limited to: a) changes in the marketplace in which the Company offers its products; b) the failure of Peerless' business strategy to produce the projected financial results; c) the failure of Peerless to maintain its margins due to changes in its business model in reaction to competitive pressures; d) the delay in or the non-acceptance by the market of new product and technology offerings; e) the inability of the Company to retain and attract the technical talent to compete effectively in the marketplace for imaging and storage; f) the failure of Peerless' markets to achieve expected growth rates; g) unfavorable economic conditions resulting in decreased demand for original equipment manufacturers' ("OEMs") products using Peerless' technology, making it difficult for the Company to obtain new licensing agreements; h) OEM determinations not to proceed with development of products using Peerless' technology due to, among other things, changes in the demand for anticipated OEM products, age of Peerless' technology, concerns about Peerless' financial position and Peerless' competitors offering alternative solutions; i) the lack of acceptance of Peerless' Internet printing technology by users in the hospitality markets; j) Peerless' competitors coming to market with new products or alternative solutions that are superior or available at a lower cost or earlier than anticipated or believed to be possible; k) the anticipated market growth in imaging, network attached storage ("NAS"), storage area network ("SAN"), and Internet printing may not grow to anticipated levels; l) the costs associated with the development of products for imaging, NAS, SAN and Internet printing may be higher than currently forecasted; m) higher than forecasted legal expenses and/or an unfavorable outcome to current matters being litigated; n) increases or decreases in demand for the Company's products and services based on market conditions and the competitiveness of Peerless' products from both technological and pricing perspectives; o) the Company's inability to maintain or further improve operating efficiencies or to further streamline operations; p) the impact on the Company's financials of any future need to expand the organization to meet customer or market demands; and q) other factors affecting Peerless' business and the forward-looking statements set forth herein as set out from time to time in Peerless' public filings with the Securities and Exchange Commission, including but not limited to the Company's most recent Annual Report on Form 10-K dated January 31, 2001, in the Section called Risks and Uncertainties on pages 31 through 41, inclusive, filed on or about May 1, 2001, and the Company's most recent prior Quarterly Report on Form 10-Q dated October 31, 2000, in the Section called Risks and Uncertainties on pages 20 through 25, inclusive, filed on or about December 15, 2000.

Current and prospective stockholders are urged not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company is under no obligation, and expressly disclaims any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.

                          PEERLESS SYSTEMS CORPORATION

                                     INDEX
================================================================================
PART I  -  FINANCIAL INFORMATION
--------------------------------------------------------------------------------

Item 1:    Financial Statements                                         Page No.
           --------------------

           Consolidated Balance Sheets
            April 30, 2001 and January 31, 2001.......................        4

           Consolidated Statements of Operations
            Three Month Periods Ended April 30, 2001 and 2000.........        5

           Consolidated Statements of Cash Flows
            Three Month Periods Ended April 30, 2001 and 2000.........        6

           Notes to Consolidated Financial Statements.................        8

Item 2:    Management's Discussion and Analysis of Financial Condition
           -----------------------------------------------------------
            and Results of Operations.................................       13
            -------------------------

Item 3:    Quantitative and Qualitative Disclosures About
           ----------------------------------------------
            Market Risk...............................................       18
            -----------

PART II  -  OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1:    Legal Proceedings..........................................       29
           -----------------

Item 6:    Exhibits and Reports on Form 8-K...........................       30
           --------------------------------

Signatures ...........................................................       31



                                   TRADEMARKS

     Memory Reduction Technology(R) (MRT), Peerless Powered(R), WINEXPRESS(R), PeerlessPrint(R), redipS(R) and QuickPrint(R) are registered trademarks of Peerless Systems Corporation. Acceleprint(TM) and Synthesys(TM) are trademarks of Peerless Systems Corporation and are subjects of applications pending for registration with the United States Patent and Trademark Office. PeerlessPage(TM), Netreon(TM), DirectoryPlus(TM), ImageWorks(TM) and WebWorks(TM) are trademarks of Peerless Systems Corporation. Peerless Systems (in English and Japanese Katakana), Peerless (in logo) and P (in logo) are registered service marks and P (in logo) is a registered trademark, with the Japanese Patent Office. PEERLESSPRINT in English and Japanese Katakana are service marks of Peerless Systems Corporation and are subjects of applications pending for registration with the Japanese Patent Office. This Form 10-Q also refers to various products and companies by their trademark names. In most, if not in all cases, their respective companies claim these designations as trademarks or registered trademarks.

Part I - Financial Information
Item 1 - Financial Statements

                         PEERLESS SYSTEMS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (Unaudited)

                                                  April 30,          January 31,
                                                    2001                2001
                                                  ---------          -----------
                                     ASSETS
Current assets:
     Cash and cash equivalents                     $ 11,325            $ 12,073
     Restricted cash                                    742                 742
     Short-term investments                           5,583               6,358
     Trade accounts receivable, net                   4,445               6,428
     Unbilled receivables                               569                 159
     Income tax receivable                              276                  19
     Prepaid expenses and other current assets          689                 474
                                                   --------            --------
          Total current assets                       23,629              26,253
Investments                                           2,764               3,070
Long-term receivable                                  1,500               1,500
Property and equipment, net                           5,775               5,710
Other assets                                            548                 575
                                                   --------            --------
     Total assets                                  $ 34,216            $ 37,108
                                                   ========            ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                              $  1,262            $    901
     Accrued wages                                      451               2,075
     Accrued compensated absences                       767                 714
     Other current liabilities                        4,194               3,507
     Deferred revenue                                 1,621                 826
                                                   --------            --------
          Total current liabilities                   8,295               8,023
Other tax liabilities                                 2,260               2,260
Deferred rent                                            97                  97
                                                   --------            --------
     Total liabilities                               10,652              10,380
                                                   --------            --------

Common stock subject to put options                     321                  -

Stockholders' equity:
     Common stock                                        15                  15
     Additional paid-in capital                      48,342              48,471
     Deferred compensation                              (42)                (58)
     Accumulated deficit                            (24,959)            (21,700)
     Treasury stock                                    (113)                 -
                                                   --------            --------
          Total stockholders' equity                 23,243              26,728
                                                   --------            --------
          Total liabilities and stockholders'
           equity                                  $ 34,216            $ 37,108
                                                   ========            ========


The accompanying notes are an integral part of these consolidated financial statements.

                         PEERLESS SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (Unaudited)

                                                         Three Months Ended
                                                              April 30,
                                                      -------------------------
                                                       2001              2000
                                                      -------           -------
Revenues:
     Product licensing                                $ 4,378           $ 1,773
     Engineering services and maintenance               1,806             2,373
     Other                                                520               241
                                                      -------           -------
          Total revenue                                 6,704             4,387
                                                      -------           -------

Cost of revenues:
     Product licensing                                  1,563                30
     Engineering services and maintenance               1,448             3,168
     Other                                                315               145
                                                      -------           -------
          Total cost of revenues                        3,326             3,343

                                                      -------           -------
Gross margin                                            3,378             1,044
                                                      -------           -------

Operating expenses:
     Research and development                           3,294             3,563
     Sales and marketing                                1,195             1,566
     General and administrative                         2,008             2,826
                                                      -------           -------
          Total operating expenses                      6,497             7,955
                                                      -------           -------
Loss from operations                                   (3,119)           (6,911)
Interest income, net                                      253               256
                                                      -------           -------
Loss before income taxes                               (2,866)           (6,655)
Provision for (benefit from) income taxes                 393              (436)
                                                      -------           -------
          Net loss                                    $(3,259)          $(6,219)
                                                      =======           =======

Basic and diluted loss per share                      $ (0.22)          $ (0.42)
                                                      =======           =======

Weighted average common shares
 outstanding - basic and diluted                       15,007            14,782
                                                      =======           =======


The accompanying notes are an integral part of these consolidated financial statements.

                         PEERLESS SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                              Three Months Ended
                                                                                  April 30,
                                                                        -------------------------------
                                                                            2001              2000
                                                                        ------------      -------------
Cash flows from operating activities:
     Net loss                                                             $(3,259)          $ (6,219)
     Adjustments to reconcile net loss to net cash provided
      by operating activities:
          Depreciation and amortization                                       517                477
          Amortization of investment discounts and premiums                    (6)                (3)
          Amortization of deferred compensation                                16                 16
          Severance expense for option amendment and common stock
           issued to employees                                                 -                 245
          Deferred taxes                                                       -               1,732
               Changes in operating assets and liabilities:
                    Restricted cash                                            -                (742)
                    Trade accounts receivable                               1,983              2,259
                    Unbilled receivables                                     (410)             1,255
                    Income tax receivable                                    (257)            (2,283)
                    Prepaid expenses and other current assets                (215)              (572)
                    Other assets                                               (5)              (111)
                    Accounts payable                                          361                218
                    Other current liabilities                                (794)              (187)
                    Deferred tax liability                                     -                  40
                    Deferred revenue                                          795              1,418
                                                                          -------            -------
                         Net cash used by operating activities             (1,274)            (2,457)
                                                                          -------            -------

Cash flows from investing activities:
     Purchases of property and equipment                                     (308)              (467)
     Purchases of leasehold improvements                                     (242)                -
     Purchases of available-for-sale securities                            (2,814)           (10,121)
     Proceeds from sales of available-for-sale securities                   3,901              6,750
                                                                          -------            -------
                         Net cash provided (used) by investing
                          activities                                          537             (3,838)
                                                                          -------            -------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                   102                225
     Proceeds from exercise of common stock options                            -                  41
     Repurchase of common stock                                              (113)                -
                                                                          -------            -------
                         Net cash provided (used)  by financing
                          activities                                          (11)               266
                                                                          -------            -------
                         Net decrease in cash and cash equivalents           (748)            (6,029)
Cash and cash equivalents, beginning of period                             12,073             13,620
                                                                          -------            -------
Cash and cash equivalents, end of period                                  $11,325           $  7,591
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

                         PEERLESS SYSTEMS CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                (in thousands)
                                  (Unaudited)

                                                           Three Months Ended
                                                                 April 30,
                                                           ------------------
                                                            2001        2000
                                                           ------      ------

Supplemental disclosure of cash flow information:
     Cash paid during the year for:
                    Income taxes                            $ 695       $ 333
                                                            =====       =====


The accompanying notes are an integral part of these consolidated financial statements.

                         PEERLESS SYSTEMS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (in thousands)
                                  (Unaudited)


1.  Basis of Presentation


     The accompanying unaudited consolidated financial statements of Peerless Systems Corporation (the "Company") have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. These statements should be read in conjunction with the audited financial statements and notes thereto for the years ended January 31, 2001, 2000 and 1999 included in the Company's Annual Report on Form 10-K filed with the SEC on May 1, 2001. The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.


2.  Significant Accounting Policies


     Revenue Recognition: The Company recognizes revenues in accordance with Statement of Position 97-2 "Software Revenue Recognition" as amended by Statement of Position 98-9. In November 2000, the Company adopted Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" and Emerging Issues Task Force 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." The adoptions did not impact the Company's revenue recognition policy.

     Development license revenues from the licensing of source code or software development kits ("SDKs") for the Company's standard products are recognized upon delivery and acceptance of the software if no significant modification or customization of the software is required and collection of the resulting receivable is probable. If modification or customization is essential to the functionality of the software, development license revenues are recognized over the course of the modification work.

     The Company also enters into engineering services contracts with certain of its OEMs to provide a turnkey solution, adapting the Company's software and supporting electronics to specific OEM requirements. Revenues on such contracts are recognized over the course of the development work on a percentage-of-completion basis. Progress-to-completion under percentage-of-completion is determined based on direct costs, consisting primarily of labor and materials, expended on the arrangement. The Company provides for any anticipated losses on such contracts in the period in which such losses are first determinable. At April 30, 2001, the Company has accrued $165 for losses on two contracts that experienced delays in completion. Maintenance revenues are recognized ratably over the term of the maintenance contract.

     Recurring licensing revenues are derived from per unit fees paid by the Company's customers upon manufacturing and subsequent commercial shipment of products incorporating Peerless and third party technology. These recurring licensing revenues are recognized on a per unit basis as products are shipped commercially. In certain cases, the Company may sell a block license, that is, a specific quantity of licensed units that may be sold in the future, or the Company may require the customer to pay minimum royalty commitments. Associated payments are typically made in one lump sum or extend over a period of four or more quarters. The Company generally recognizes revenues associated with block licenses and minimum royalty commitments

                         PEERLESS SYSTEMS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                (in thousands)
                                  (Unaudited)


on delivery and acceptance of software, when collection of the resulting receivable is probable and when the fee is fixed and determinable. In cases where block licenses or minimum royalty commitments have extended payment terms and the fees are not fixed and determinable, revenue is recognized as payments become due. Further, when earned royalties exceed minimum royalty commitments, revenues are recognized on a per unit basis as products are shipped commercially.

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

     Deferred revenue consists of prepayments of licensing fees and payments billed to customers in advance of revenue recognized on engineering services contracts. Unbilled receivables arise when the revenue recognized on a contract exceeds billings due to timing differences related to billing milestones as specified in the contract.

                         PEERLESS SYSTEMS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                (in thousands)
                                  (Unaudited)


3.  Investments

Investments consisted of the following:

                                                                            April 30,      January 31,
                                                                              2001            2001
                                                                            ---------      -----------
Available-for-sale securities:

     Maturities within one year:

          State and local U.S. government debt securities                     $1,613           $1,417
          Corporate debt securities                                            3,970            4,941
                                                                              ------           ------
                                                                               5,583            6,358
                                                                              ------           ------

     Maturities after one year through five years:
          State and local U.S. government debt securities                        810              912
                                                                              ------           ------

     Maturities after five years:
          State and local U.S. government debt securities                      1,954            2,158
                                                                              ------           ------

Total Investments                                                             $8,347           $9,428
                                                                              ======           ======

The fair value of available-for-sale securities at April 30, 2001 and January 31, 2001 approximated their carrying value (amortized cost).

Unrealized gains or losses on securities were immaterial for all periods presented.


4.  Restricted Cash

     On March 16, 2000, Netreon, Inc. entered into an agreement to lease approximately twelve thousand square feet of office space in Mountain View, California. The term of the lease agreement is seven years, which commenced on July 1, 2000. The Company has guaranteed the lease commitment of Netreon, Inc. and has secured the first twelve months of the agreement with a $742 standby letter of credit. This letter of credit has been secured by a certificate of deposit of a like amount. For the subsequent four years, the value of the standby letter of credit and the certificate of deposit shall be reduced to $594, $445, $297, and $148, respectively.


5.  Issuance and Purchase of Shares

     On April 11, 2001, the Company issued 579 put options with a strike price of $0.75. The put options entitle the holder to sell shares of Peerless common stock to the Company at the strike price on or before September 30, 2001, the expiration date of the put options. As of April 30, 2001, the Company had 429 put options outstanding. The potential obligation under the outstanding put options has been transferred from stockholder's equity to "Common stock subject to put options."


6.  Legal Proceedings

     The Company engaged in the following litigation matters:

     On August 28, 2000, a stockholder class action lawsuit was filed against the Company and two of the Company's former officers in the United States District Court for the Southern District of California. A second stockholder class action lawsuit was filed on September 19, 2000 against the Company and the same two former officers of the Company in the same United States District Court. On April 17, 2001, the Company was served with an Amended and Consolidated Complaint. These lawsuits allege a scheme to artificially inflate the Company's stock price based on alleged misleading public announcements and seek compensatory damages with interest and attorneys fees, fees and expenses. Peerless believes all of the claims to be without merit. A motion has been filed with the Court to dismiss the amended and consolidated complaint against the Company and the two former officers.

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

     In December 1999, the Company and the Company's former Chief Executive Officer were sued by the State of Wisconsin Investment Board ("SWIB") in the Court of Chancery of the State of Delaware in New Castle County. The complaint alleged that Peerless wrongfully influenced the passage and provided misleading information in connection with, a proposal to increase the number of shares available for issuance under the Company's 1996 Equity Incentive Plan by

                         PEERLESS SYSTEMS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                (in thousands)
                                  (Unaudited)


1,000 at the Company's Annual Meeting of Stockholders in June 1999. The parties have signed a settlement agreement that, among other things, sets out a payment of $375 to SWIB for a portion of its legal fees. The lawsuit has been resolved in a manner satisfactory to the Company.

     In July 2000, the Company filed a claim in the United States District Court for the Central District of California against the former owners of HDE, Inc. in connection with Peerless' acquisition of that entity. On April 11, 2001, the Company entered into a settlement agreement with one of the former owners. Subject to certain limitations, the Company agreed that it will, at the former owner's option, during the six month period beginning April 11, 2001, purchase at a price of $0.75 per share, the Company's shares received by the former owner pursuant to the merger agreement, dated December 7, 1999, under which Peerless acquired HDE, Inc. The Company also agreed to register, and has filed a registration statement with respect to the sale of the former owner's shares under the Securities Exchange Act of 1933, as amended. The settlement agreement further provides for a release by the former owner and the Company of any claims that either may have against the other for any event arising on or before April 11, 2001. On April 19, 2001, the lawsuit was dismissed.


7.  Concentration of Revenues

     During the first quarter of fiscal year 2002, four customers each generated greater than 10% of the revenues and collectively contributed 66% of revenues. Block license revenues for the same time period were 53% of revenues. During the first quarter of fiscal year 2001, one customer generated greater than 10% of the revenues, which contributed 16% of revenues. There were no block license revenues during the first quarter of fiscal year 2001.


8.  Segment Reporting

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

     . Storage provides OEM storage customers Network Attached Storage software development kits that allow NAS OEMs to provide NetWare or Windows 2000 compatibility for their products. Storage is currently developing comparable products for the Storage Area Networks. Products can be purchased in source code form or can be modified using the Storage engineering services to modify for a specific application. License fees are charged for the utilization of the Storage technology.

     The accounting policies used to derive reportable segments results are generally the same as those described in Form 10-K dated January 31, 2001 Note 1 to the Consolidated Financial Statements. Intersegment transactions are not material. The Company's selling, general and administrative expenses are not identified by segments or accumulated in this manner due to, among other things, shared management and cross-utilization of personnel. Such expenses are allocated to segments based on the ratio of the segments revenues to total revenues.

     The table below presents segment information for quarter ending April 30:

                                                                                          Total
                                                  Imaging            Storage             Segments
                                                  -------            -------             --------

April 30, 2001
--------------
Revenues                                          $  6,704           $     -             $  6,704
                                                  ========           ========            ========
Operating loss                                    $   (844)          $ (2,275)           $ (3,119)
                                                  ========           ========            ========
Depreciation and amortization                     $    464           $     53            $    517
                                                  ========           ========            ========
Assets                                            $ 32,961           $  1,255            $ 34,216
                                                  ========           ========            ========
Capital expenditures                              $    162           $    388            $    550
                                                  ========           ========            ========

April 30, 2000
--------------
Revenues                                          $  4,287           $    100            $  4,387
                                                  ========           ========            ========
Operating loss                                    $ (6,066)          $   (845)           $ (6,911)
                                                  ========           ========            ========
Depreciation and amortization                     $    443           $     34            $    477
                                                  ========           ========            ========
Assets                                            $ 45,410           $  2,493            $ 47,903
                                                  ========           ========            ========
Capital expenditures                              $    340           $    127            $    467
                                                  ========           ========            ========

PEERLESS SYSTEMS CORPORATION


Item 2:  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

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

Overview

     The Company was founded in April 1982. It is a provider of network attached storage ("NAS") and storage area network ("SAN") devices and software/hardware-based embedded imaging, storage, and networking systems to original equipment manufacturers of digital document products.

     The Peerless imaging solution is based on a combination of software and imaging application specific integrated circuit solutions ("ASICs"), which together form a cost-effective embedded imaging system that addresses virtually all sectors of the printing market, from low-end small office/home office ("SOHO") inkjets to high-end laser digital color copiers and printers. The low-cost, high performance printers and multifunction products ("MFPs") that the Company's imaging solutions drive are increasingly replacing expensive stand-alone copiers and printers in corporate offices.

     Netreon, Inc., the Company's wholly owned subsidiary, develops software for centralized, directory-based management of NAS devices and SAN fabrics, and focuses on the development and sale of directory storage technology to enterprise storage manufacturers, primarily in the NAS and SAN markets. Netreon's embedded directory agent technology enables networked devices to use directory services to authenticate users and administer their access rights, and is also designed to allow a directory to store and read configuration parameters and to configure itself automatically.

     PSIP, the other of the Company's wholly owned subsidiaries, is a developer of embedded imaging and Internet printing products.

     Historically, a limited number of customers have provided a substantial portion of the Company's revenues. Therefore, the availability and successful closing of new contracts, or modifications and additions to existing contracts with these customers may materially impact the Company's financial position and results of operations from quarter to quarter.

     During fiscal year ended January 31, 2001, the Company had experienced a decline in demand by OEMs for Peerless' embedded imaging for digital document product offerings. Initially, this decline surfaced as a shift in demand from traditional turnkey solutions to software development kits. Because of the slump in business in general, the printer industry in particular and other factors, the demand for SDKs and for turnkey solutions had declined.

     In response to the reduced demand for its products, the Company reduced the size of its staff at its California Imaging operations. At April 30, 2001, the staffing level was 86, which represents a 50% reduction from the comparable level at February 1, 1999. In addition, the Company has adapted its pricing model to no longer require OEMs commit to minimum levels of royalties prior to the completion of turnkey efforts.

     The Company's product licensing revenues are comprised of recurring licensing fees (per unit fees), block licenses and development licensing fees for source code or SDKs. Recurring licensing revenues are derived from per unit fees paid periodically by the Company's OEM customers upon manufacturing and subsequent commercial shipment of products incorporating the Company's technology. Recurring licensing revenues are also derived from arrangements in which the Company enables third party technology, such as solutions from Adobe or Novell, to be used with its products.

     Block licenses are per-unit licenses sold in large volume quantities to an OEM for products either in or about to enter distribution into the marketplace. Payment schedules for block licenses are negotiable and payment terms are often dependent on the size of the block license and other terms and conditions of the block license being acquired. Typically, payments are made in either one lump sum or over a period of four or more quarters. The Company generally recognizes revenues associated with block licenses on delivery and acceptance of software, when collection of the resulting receivable is probable and when the fee is fixed and determinable. In cases where block licenses have extended payment terms and the fees are not fixed and determinable, revenue is recognized as payments become due.

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

     The Peerless embedded imaging solution is based on a combination of software and imaging ASICs, which together form a system that addresses most sectors of the printing market, from low-end SOHO inkjets to high-end laser digital color copiers and printers. Low-cost, high performance printers are increasingly replacing expensive stand-alone copiers and printers in corporate offices. The shift to low-cost devices is placing considerable pressure on the Company and its competitors to provide lower cost solutions while the OEMs themselves look to bring their development and engineering efforts in-house to reduce their costs.

     Traditionally, Peerless provided ASIC designs to chip foundries that manufactured and distributed the Company's ASICs to the Company's OEMs. In return, the Company received license revenue from these chip foundries. As part of the total solution being offered to its OEMs, the Company has developed a direct distribution channel for its ASIC chips. Under this "fabless" model, Peerless can supply ASIC chips from the foundry directly to the OEMs through third party distributors. The Company is responsible for marketing and sales administration, including the billings and collections to and from its OEMs and distributors, and the third party is responsible for the coordination of production with the foundry, maintenance of necessary inventories and providing just-in-time delivery to OEMs and distributors.

     The Company has agreements with Arrow Electronics and Marubun Corporation to act as third party distributors. The distribution agreement with Arrow Electronics requires title to the inventory to remain with the Company until final acceptance by the OEM. There can be no assurance that the OEM will accept the delivery in which case the Company is responsible for all costs related to the delivery and shipment. The distribution agreement with Marubun requires that title to inventory be transferred to Marubun upon order placement by the Company. As a result, the Company is not responsible for any costs associated with the delivery of inventory if not accepted by the OEM. The change in the business model from licensing ASIC technology to the distribution of the actual chips is meant to result in higher revenues and higher gross margin, but lower margin percentages due to the cost of ASIC chips and the costs of distribution and inventory maintenance by the third party. The Company made its first direct distribution in the first quarter of fiscal year 2001.

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

     The Company has experienced a change in its financial environment as well. It had been expected that SDK sales would result in an increase in the OEM products shipping, as OEMs that utilized Peerless SDKs developed and introduced multiple products. However, the shift to SDKs did not materialize, aggravating the decline in the Company's sales and the increase in its operating losses during fiscal year 2001. The engineering services business had also declined as OEMs have taken technology development in-house through the utilization of SDKs, and in situations where the SDKs did not address the current and particular needs of the OEM, the OEMs have chosen Peerless' competitors or have elected to develop the needed technologies themselves.

     Although sales have increased during the quarter ended April 20, 2001 and are expected to increase sequentially for the remainder of fiscal year 2002 on a quarterly basis, the Company is continuing to meet sales resistance from its customers. These OEMs have subsequently reduced the number of new products being developed and in some instances, have preferred to perform in-house development projects for the projects that they are developing and/or plan to launch. Although there are fewer opportunities for the Company to sell its turnkey services and SDKs, the Company continues to support its current OEM controller customers in the digital printing devices business with its existing technology and has sized the organization to provide the necessary support and maintenance.

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

Results of Operations

Comparison of Quarters Ended April 30, 2001 and 2000

     The Company's net loss decreased for the first quarter of fiscal year 2002 to $3.3 million, or ($0.22) per share, compared with a net loss of $6.2 million, or ($0.42) per share, in the first quarter of fiscal year 2001.

     Consolidated revenues were $6.7 million for the first quarter of fiscal year 2002 compared to $4.4 million for the first quarter of fiscal year 2001, an increase of 53%. The increase in revenues is primarily attributable to increased licensing of intellectual property. During the current quarter, the Company had three new design wins and entered into four new block license agreements. These licensing agreements represent $9.8 million in revenue, of which $3.6 million was recognized as revenue during the first quarter of fiscal year 2002 with the remaining amount to be recognized over the next four quarters. There were no block license revenues during the first fiscal quarter ending April 30, 2000. Block licenses result in bringing forward revenues to the current period if the fees are determined to be fixed and determinable and collection of the fees is probable. As noted below, the sale of these block licenses also resulted in an increase in cost of revenues.

     Total cost of revenues remained flat at $3.3 million; however, the cost of revenue mix has changed. Product licensing costs were $1.6 million for the first quarter of fiscal year 2002 as compared to $0.03 million for the first quarter of fiscal year 2001. The increase was due to licensing costs of third party technology bundled with Peerless' intellectual property that was associated with the $3.6 million in sales to OEMs of block licenses.

     In the past, OEMs would license Adobe technology directly with Adobe. Adobe would pay Peerless a portion of the revenues that Adobe derived from Peerless enabled products. OEMs currently license Adobe technology from Peerless, with Peerless assuming additional responsibilities (i.e., certification, maintenance, collections, etc.). Peerless now pays Adobe a portion of the revenues that Peerless derives from Adobe technology. The change in the Adobe arrangement has resulted in higher revenues, higher cost of revenues and higher gross margins.

     The Company's gross margin improved to 50% in the first quarter of fiscal year 2002 compared with 24% in the first quarter of fiscal year 2001. The improvement is primarily attributable to higher revenues and a reduction in the cost of sales for engineering services resulting from efforts to streamline the Company's engineering processes.

     Total operating expenses for the first quarter of fiscal year 2002 decreased 18% to $6.5 million compared with $8.0 million for the same period one year ago. Research and development expenses decreased 8% to $3.3 million. Despite the decline, the Company continues to invest in the future by funding research and development on technical solutions and continuing investments for new storage technologies and imaging development programs.

     Sales and marketing expenses for the first quarter of fiscal year 2002 decreased to $1.2 million from $1.6 million for the same period a year ago due to reorganizing actions taken during the past year to streamline the Company's sales and marketing efforts. Although sales and marketing expenses decreased 24%, the Company is still focused on the penetration of new OEM customers, attendance at industry trade shows, and other opportunities to promote the Company's embedded imaging, network and storage solutions.

     General and administrative expenses decreased 29% to $2.0 million from $2.8 million due to decreased staffing costs and lower legal, consulting and advisory fees.

     Interest income earned in both periods was attributable to interest and investment income earned on cash and cash equivalents and investment balances.

     The provision for income taxes for the first quarter of fiscal year 2002 was primarily attributable to foreign taxes paid. The Company has provided a valuation allowance on its net deferred tax assets because of the uncertainty with respect to the Company's ability to generate future taxable income to realize the deferred tax assets. The tax benefit for the quarter ended April 30, 2000 relates to the carry back of losses offset by foreign tax provision and changes in the valuation reserve.


Liquidity and Capital Resources

     Compared to January 31, 2001, total assets at April 30, 2001 decreased 8% to $34.2 million and stockholders' equity decreased 13% to $23.2 million. The Company's cash and investment portfolio at April 30, 2001 was $19.7 million and the ratio of current assets to current liabilities was 3:1. The Company used $1.3 million in cash during the quarter ended April 30, 2001 to finance operations as compared to $2.5 million in cash used from operations during the quarter ended April 30, 2000.

     The Company's investing activities during the quarter ended April 30, 2001 provided cash of $0.5 million. It is the Company's policy to invest the majority of its unused cash in low risk government and commercial debt securities. The Company has not historically purchased, nor does it expect to purchase in the future, derivative instruments or enter into hedging transactions. During the first quarter of fiscal year 2002, the Company invested $0.6 million in property, equipment and leasehold improvements compared to $0.5 million invested during the first quarter of fiscal year 2001.

     Net cash used by financing activities in the quarter ended April 30, 2001 was $0.01 million. This amount resulted from the issuance of common stock under the Company's employee stock purchase plan offset by the repurchase of common stock. In the comparable period ending April 30, 2000, net cash provided by financing activities was $0.3 million, due primarily to the issuance of common stock under the Company's employee stock purchase plan and the exercise of common stock options. As discussed in Note 5, in April 2001, the Company entered into a settlement agreement with one of the former owners of HDE, Inc. As a result, the Company has agreed to purchase at a price of $0.75 per share, the Company's shares received by the former owner pursuant to the merger agreement dated December 7, 1999 under which Peerless acquired HDE, Inc. Those purchases will occur at the former owner's option, which expires on September 30, 2001. During the quarter ended April 30, 2001, the Company repurchased 150,000 shares of common stock for an aggregate cost of $0.1 million. At April 30, 2001, 428,500 shares remained outstanding under this agreement, representing an aggregate potential cost of $0.3 million.

     During the first quarter of fiscal year 2002, cash and investments decreased $1.8 million compared to a decrease of $2.7 million in the comparable quarter ended April 30, 2001.

     To offset the Company's decrease in cash, the Company has made a determined effort to collect its accounts receivable. As a result, the Company had a $2.0 million reduction in net trade receivables during the first quarter of fiscal year 2002.

     The Company's principal source of liquidity is its cash and cash equivalents and investments, which, as of April 30, 2001 were $19.7 million in the aggregate. For the first quarter of fiscal year 2002, the Company incurred a loss and experienced negative cash flow. The Company does not have a credit facility and the Company does not expect to secure a line of credit.

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


Item 3--Quantitative and Qualitative Disclosures About Market Risk.

     The Company is exposed to a variety of risks in its investments, mainly a lowering of interest rates. The primary objectives of the Company's investment activities are to preserve the principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company from time to time maintains its portfolio of cash equivalents, fixed rate debt instruments of the U.S. Government and high-quality corporate issuers and short-term investments in money market funds. Although the Company is subject to interest rate risks, the Company believes an effective increase or decrease of 10% in interest rate percentages would not have a material effect on its results from operations.

    The Company has not entered into any derivative financial instruments. Currently all of the Company's contracts, including those involving foreign entities, are denominated in U.S. dollars and as a result, the Company has experienced no foreign exchange gains and losses to date. The Company has not engaged in foreign currency hedging activities to date and has no intention of doing so. The Company's international business is subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and to a lesser extent foreign exchange rate volatility. Accordingly, the Company's future results could be materially and adversely affected by changes in these or other factors.


RISKS AND UNCERTAINTIES


  An investment in the Company's common stock involves a high degree of risk.
  ---------------------------------------------------------------------------

     Peerless operates in a dynamic and rapidly changing industry that involves numerous risks and uncertainties. The risks and uncertainties described below are not the only ones the Company faces, and other risks and uncertainties, including those that the Company does not consider material at the time of the filing of this Report on Form 10-Q, may impair the Company's business or operations. If any of the risks discussed below actually occur, the Company's business, financial condition, operating results or cash flows could be materially adversely affected.

  Peerless has a history of losses and anticipate continued losses.
  -----------------------------------------------------------------

     Peerless was unprofitable in the first fiscal quarter of fiscal year 2002, which ended on April 30, 2001 and expect to incur operating losses at least through the first three quarters of fiscal year 2002. There is no assurance that the Company will be profitable in the future.

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

  The future demand for the Company's current products is uncertain.
  ------------------------------------------------------------------

     Peerless' current technology and products have been in the marketplace for an average of 17 months as of April 30, 2001. This represents a 13% increase from the average of 15 months that the Company's products had been in the marketplace as of April 30, 2000. The growth in the average age of current technology and products in the marketplace reflects the decline in demand for the Company's technology and products. Although Peerless continues to license the Company's current technology and products to certain OEMs, there can be no assurance that the OEMs will continue to need or utilize the current technology and products the Company offers.

  The current market in which Peerless operates has been consolidating and
  ------------------------------------------------------------------------
  demand for the Company's technology and products has been declining.
  --------------------------------------------------------------------

     Peerless Systems Corporation provides its technology and products to the worldwide market for printers (21-69 pages per minute) and MFPs (21-110 pages per minute), unit volume for which is projected by International Data Corporation to grow at a rate of 19%, down from previous growth calculations of 26% (1999-2003), 37% (1998-2002), and 40% (1997-2001). Revenue for the same market segments and periods is expected to grow 17%, down from previous growth projections of 20% (1999-2003), 42% (1998-2002), and 54% (1997-2001). Available
data indicates that retail prices are declining in these segments. Both of these segments are key target markets for the Company. There has been a decline in the number of contracts that the Company has with OEMs under which the Company is currently performing services and granting licenses and this decline is likely to continue along with the demand for the technology and products the Company presently offers. Competitors are merging into larger business units with the resulting strength to acquire and impose a competitive advantage in the Company's market segments.

  Peerless relies on relationships with certain customers and any change in
  -------------------------------------------------------------------------
  those relationships will harm the Company's business.
  -----------------------------------------------------

     During the first quarter of fiscal year 2002, four customers each generated greater than 10% of the Company's revenues and collectively contributed 66% of the Company's revenues. Block license revenues for the same time period were 53% of revenues. During the first quarter of fiscal year 2001, one customer generated greater than 10% of the Company's revenues and contributed 16% of revenues. There were no block license revenues during the first quarter fiscal year 2001.

     Although the acquisitions of Netreon and PSIP and the Company's on-going sales efforts have expanded the Company's potential customer base, a limited number of OEM customers have provided a substantial portion of Peerless' revenues. There presently are only a limited number of OEM customers in the digital document product market to which the Company can market its technology and services. Therefore, the Company's ability to replace a lost customer or offset a significant decrease in the revenues from a particular customer is severely limited. A reduction in business from a customer providing a significant portion of the Company's revenues will have a material adverse effect on the Company's operating results.

  The Company's engineering services revenue is subject to significant
  --------------------------------------------------------------------
  fluctuations.
  -------------

     In the past, Peerless has experienced significant fluctuations in engineering services results that have been caused by many factors including:

     . product development delays (see "PEERLESS MUST ADAPT TO TECHNOLOGY TRENDS AND EVOLVING INDUSTRY STANDARDS OR THE COMPANY WILL NOT BE COMPETITIVE" below);

     .  third party delays;

     . increases in the estimated hours to complete particular engineering services projects;

     .  delays in the availability or stability of third-party technology; and

     .  cancellation or redirection of engineering services projects by OEMs.

There can be no assurance that similar factors will not adversely impact future engineering services results, or that the Company will be able to negotiate cancellation fees into future engineering services arrangements, from which Peerless has benefited in the past.

  Peerless' licensing revenue is subject to significant fluctuations.
  -------------------------------------------------------------------

     The Company's recurring licensing revenue model has shifted from per unit royalties paid upon OEM shipment of product and guaranteed quarterly minimum royalties to a model that results in revenues associated with the sale of SDKs and block licenses. The reliance on block licenses has occurred due to aging products in the marketplace, reductions in Adobe product penetration and the rate of OEM products shipping and a design win mix that changed from object code licensing arrangements to predominately SDKs. Revenues have and could continue to fluctuate significantly from quarter to quarter as the number and value of design wins vary or if block licenses are delayed or are lost to competitors. Any of the factors could have a material adverse effect on the Company's operating results.

  Peerless may be unable to accurately estimate the Company's revenues from
  -------------------------------------------------------------------------
  product licensing and as a result may be required to adjust the Company's
  -------------------------------------------------------------------------
  revenues in the future.
  -----------------------

     Peerless' recurring product licensing revenues are dependent, in part, on the timing and accuracy of product sales reports received from OEM customers. These reports are provided on a calendar quarter basis and, in any event, are subject to delay and potential revision by the OEM. Therefore, the Company must estimate the entire recurring product licensing revenues for the last month of each fiscal quarter and to further estimate all quarterly and annual revenues from an OEM when the report from such OEM is not received in a timely manner.
In the event that the Company is unable to estimate such revenues accurately prior to reporting quarterly or annual results, the Company may be required to adjust recorded revenues in subsequent periods.

  Peerless must adapt to technology trends and evolving industry standards or
  ---------------------------------------------------------------------------
  the Company will not be competitive.
  ------------------------------------

     The marketplace for Peerless' products and services is characterized by rapidly changing technology, evolving industry standards and needs, frequent new product introductions, knowledgeable OEMs with financial strength and negotiating leverage greater than the Company's own and competitive incursions. Over the past year, the Company's ability and the ability of the Company's OEM customers to meet industry changes and market demands in a timely manner with responsive development projects has been significantly reduced. Peerless' success has always depended on the achievement of new design wins followed by OEM deployment of associated new digital document products with attendant recurring license fees, and the regular and continued introduction of new and enhanced technology and services to the Company's OEMs on a timely and cost-effective basis. The shortfall of the acceptance by OEMs of the Company's technology has been further exacerbated by less than projected deliveries of digital document products by the Company's OEM customers to the marketplace due to the recent slow down in business and economic activity.

     There can be no assurance that the product solutions and technology of the Company's competitors or the OEMs themselves will not render the Company's technology or the Company's OEMs' products technically or fiscally noncompetitive or obsolete. If Peerless or its OEMs fail to anticipate or respond adequately to the rapidly changing technology and evolving industry standards and needs, or any significant delay in development or introduction of new and enhanced products and services, it could result in a loss of competitiveness and/or revenues. Such actions would have a material adverse effect on the Company's operating results.

  The industry for embedded imaging systems for digital document products
  -----------------------------------------------------------------------
  involves intense competition and rapid technological changes and the Company's
  ------------------------------------------------------------------------------
  business may suffer if its competitors develop superior technology.
  -------------------------------------------------------------------

     The market for embedded imaging systems for digital document products is highly competitive and characterized by continuous pressure to enhance performance, to introduce new features and to accelerate the release of new products. Peerless competes on the basis of technology expertise, product functionality, development time and price. Peerless' technology and services primarily compete with solutions developed internally by OEMs. Virtually all of the Company's OEM customers have significant investments in their existing solutions and have the substantial resources necessary to enhance existing products and to develop future products. These OEMs have or may develop competing embedded imaging systems technologies and may implement these systems into their products, thereby replacing the Company's current or proposed technologies, eliminating a need for the Company's services and products and limiting the Company's future opportunities. Therefore, Peerless is required to persuade these OEMs to outsource the development of their embedded imaging systems to us, and to provide products and solutions to these OEMs that cost-effectively compete with their internally developed products. Peerless also competes with software and engineering services provided in the digital document product marketplace by other systems suppliers to OEMs.

     As the industry continues to develop, competition and pricing pressures will increase from OEMs, existing competitors and other companies that may enter the Company's existing or future markets with similar or substitute solutions that may be less costly or provide better performance or functionality.
Peerless anticipates increasing competition for the Company's color products under development, particularly as new competitors develop and enter products in this market. Some of the Company's existing competitors, many of the Company's potential competitors and virtually all of the Company's OEM customers have substantially greater financial, technical, marketing and sales resources than Peerless does. In the event that price competition increases, competitive pressures could require the Company to reduce the amount of royalties received on new licenses and to reduce the cost of the Company's engineering services in order to maintain existing business and generate additional product licensing revenues. This could reduce profit margins and result in losses and a decrease in market share. No assurance can be given as to the Company's ability to compete favorably with the internal development capabilities of the Company's current and prospective OEM customers or with other third-party embedded imaging system suppliers, and the inability to do so would have a material adverse effect on the Company's operating results.

  If Peerless is not in compliance with the Company's licensing agreements,
  -------------------------------------------------------------------------
  Peerless may lose the Company's rights to sublicense technology; the Company's
  ------------------------------------------------------------------------------
  competitors are aggressively pursuing the sale of licensed third party
  ----------------------------------------------------------------------
  technology.
  -----------

     Peerless currently sublicenses third party technology to the Company's OEM customers. Such sublicense agreements are non-exclusive. If Peerless is not in compliance with the Company's agreements with licensors, Peerless could lose the Company's right to sublicense these technologies. Additionally, the licensing of this technology has become very competitive with competitors having substantially greater financial and technical resources and market penetration than Peerless does. Competitors are pursuing aggressive strategies to purchase this third party technology. There is no assurance that Peerless can remain competitive in the marketplace if a competitor purchases this third party technology.

  The Company's reserves for accounts receivable may not be adequate.
  -------------------------------------------------------------------

     The Company's net accounts receivable declined to $5.9 million as of April 30, 2001, down from $7.9 million as of January 31, 2001, reflecting significant collections from several major customers, including the conversion of unbilled receivables to accounts receivable. Although Peerless feels that the Company's reserves for accounts receivable are adequate for fiscal year 2002, there can be no assurance this is the case. If the Company's reserves for accounts receivable are not adequate, it could have a material adverse effect on the Company's results of operations.

  The Company's business may suffer if the Company's third party distributors
  ---------------------------------------------------------------------------
  are unable to distribute the Company's products and address customer needs
  --------------------------------------------------------------------------
  effectively.
  ------------

     Peerless has developed a "fabless" distribution model for the sale of ASICs. Peerless has no direct distribution experience and place reliance on third party distributors to maintain inventories to address OEM needs, manage manufacturing logistics, and distribute the product in a timely manner. There can be no assurance that these distribution agreements will be maintained or will prove adequate to meet the Company's needs and contractual requirements.

  Peerless is dependent on certain third party providers for applications to
  --------------------------------------------------------------------------
  develop the Company's products.  As a result, Peerless is vulnerable to any
  ---------------------------------------------------------------------------
  problems experienced by these providers, which may delay product shipments to
  -----------------------------------------------------------------------------
  the Company's customers.
  ------------------------

     Currently, Peerless is dependent on three independent parties, Motorola, IBM Microelectronics, and NEC Microelectronics, each of which provides unique application specific integrated circuits incorporating the Company's imaging technology for use by the Company's OEMs. Additionally, Peerless has relationships with Adobe and Novell that address many critical aspects of the Company's OEM customers' needs. Peerless has licensed from Adobe, for internal development purposes, the right to use Adobe's PostScript Software to enable the Company's products to provide Adobe's PostScript printing. Peerless has licensed to Adobe several of the Company's technologies, and have developed technologies for Adobe for which Peerless receives royalties. These sole source providers are subject to materials shortages, excess demand, reduction in capacity and/or other factors that may disrupt the flow of goods to the Company's customers thereby adversely affecting the Company's customer relationships. Any such disruption could limit or delay production or shipment of the products incorporating the Company's technology, which could have a material adverse effect on the Company's operating results.

     Through the Company's subsidiary Netreon, Peerless has entered into contracts with entities and persons located in Hong Kong. Peerless utilizes the services of these entities for engineering development and tests. Through long-term relationships, Peerless operates at favorable costs, schedule and quality of output advantages. If the services provided by these entities were to be discontinued, Peerless would have to bring these services in-house, which could increase costs and delay deliverables. There can be no assurances that the political and business climates in Hong Kong will remain stable. However, should there be disruption in the aforesaid relationships, it is not expected to have a material adverse effect on the Company's financial condition or the Company's results of financial operations.

  Peerless may be unable to respond quickly to changes in demand.
  ---------------------------------------------------------------

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

  Peerless is dependent on key personnel and on employee retention and
  --------------------------------------------------------------------
  recruiting for the Company's future success.
  --------------------------------------------

     Peerless is largely dependent upon the skills and efforts of the Company's senior management and other officers and key employees. Peerless has experienced significant turnover in, and reduction of, senior management and key employees. The Company's future success will continue to depend in large part upon the Company's ability to retain and attract highly skilled managerial, engineering, sales, marketing and operations personnel, many of whom are in great demand. Competition for such personnel is intense. The loss of key personnel or the inability to hire or retain qualified personnel has had and could continue to have a material adverse effect on the Company's operating results.

     Peerless has been restricted in connection with certain litigation in the use of 1 million options approved by the Company's stockholders in July 1999. Without the ability to grant stock options, the Company's ability to hire and retain key personnel has been and could continue to be negatively impacted in the fiercely competitive technical hiring marketplace.

     Peerless maintains a key person life insurance policy for one executive, Mr. Au, the General Manager of Netreon, Inc.

  The Company's international activities may expose the Company to risks
  ----------------------------------------------------------------------
  associated with currency fluctuations.
  --------------------------------------

     Peerless is substantially dependent on the Company's international business activities. The international market for products incorporating the Company's technology is highly competitive, and Peerless faces substantial competition in this market from technologies developed internally by the Company's OEMs.

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

     Although all of the Company's contracts are, and Peerless expects that the Company's future contracts will be, denominated in U.S. dollars, there can be no assurance that the Company's contracts with international OEMs in the future will be denominated in U.S. dollars. If any of the Company's contracts are denominated in foreign currencies, Peerless will be subject to major risks associated with currency fluctuations, which could have a material adverse effect on the Company's operating results.

  Demand from Pacific Rim customers has and may continue to decline.
  ------------------------------------------------------------------

     During the past several years, the Pacific Rim economies have been financially depressed. As a result, some members of the imaging industry have reported negative financial impacts attributable to a decrease in demand from Pacific Rim customers. The Company's Pacific Rim customers are comprised primarily of companies headquartered in Japan. These

Japanese OEMs sell products containing the Company's technology primarily in the North American, European, and Asian marketplaces. These revenues have declined and there can be no assurance that revenues from Japanese OEMs will not continue to decline in future quarters.

  The Company's stock price may experience extreme price and volume
  -----------------------------------------------------------------
  fluctuations.
  -------------

     The Company's common stock has experienced significant price volatility and over the past 180 days generally has been trading at less than $1.00 per share. Such price volatility may occur in the future. Factors that could affect the trading price of the Company's common stock include:

     .  swings in quarterly results of operations;

     . announcements of new products by the Company or the Company's competitors;

     .  developments or disputes with respect to proprietary rights;

     .  general trends in the industry; and

     .  overall market conditions, and other factors.

     In addition, the stock market historically has experienced extreme price and volume fluctuations, which have particularly affected the market price of securities of many related high technology companies and which at times have been unrelated or disproportionate to the operating performance of such companies.

  Peerless is subject to securities litigation which is expensive and results in
  ------------------------------------------------------------------------------
  a diversion of resources.  Peerless could be subject to additional litigation
  -----------------------------------------------------------------------------
  due to the volatility of the Company's stock price or for other reasons.
  ------------------------------------------------------------------------

     Securities class action litigation has become increasingly common in recent years. Technology companies are frequently the subjects of such litigation. Securities class action litigation is particularly common following periods of market volatility and significant fluctuations in companies' stock prices. In fiscal year 2000, Peerless and two of the Company's former officers were named in two separate shareholder class action lawsuits. The first was filed on August 28, 2000; the second was filed on September 19, 2000. They have since been consolidated and an Amended and Consolidated Complaint has been filed. The Amended and Consolidated Complaint alleges that Peerless and the individual defendants engaged in a scheme to artificially inflate the Company's stock price through the dissemination of false and misleading information. These lawsuits seek compensatory damages, attorney's fees and expenses. Litigation is often expensive and diverts management's attention and resources, which could materially and adversely affect business, financial conditions and results of operations.

  Future sales of the Company's common stock may affect the market price of the
  -----------------------------------------------------------------------------
  Company's common stock.
  -----------------------

     As of June 7, 2001, Peerless had 15,070,788 shares of common stock outstanding, which does not include 2,566,872 shares subject to options outstanding as of such date under stock option plans that are exercisable at prices ranging from $0.39 to $23.125 per share and 150,000 shares held in treasury. Management cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale, will have on the market price of common stock prevailing from time to time. Certain holders of the Company's common stock have registration rights with respect to their shares. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options), or the perception that such sales could occur, may materially and adversely affect prevailing market prices for common stock.

  The Company's common stock may be removed from listing on the Nasdaq National
  -----------------------------------------------------------------------------
  Market and may not provide adequate liquidity.
  ----------------------------------------------

     On February 23, 2001, Peerless received a notice from Nasdaq indicating that Peerless had failed to maintain a minimum bid price of $1.00 over a 30 trading day period as required by Marketplace Rule 4450(a)(5) and that Peerless had until May 24, 2001 to regain compliance. On May 21, 2001, Peerless received notice from Nasdaq that Peerless had regained compliance. There can be no assurance that compliance with Nasdaq listing requirements will be maintained. If Peerless is not able to maintain compliance, the Company's common stock may be subject to being removed from listing on the Nasdaq National Market. Trading in the Company's common stock after a delisting, if any, would likely be conducted in the over-the-counter markets in the so-called "pink sheets" or the National Association of Securities Dealers' Electronic Bulletin Board and could also be subject to additional restrictions. As a consequence of a delisting, the Company's stockholders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's common stock. In addition, a delisting would make the Company's common stock substantially less attractive as collateral for margin and purpose loans, for investment by financial institutions under their internal policies or state legal investment laws or as consideration in future capital raising transactions.

  The Company's common stock may be subject to the "penny stock" regulations
  --------------------------------------------------------------------------
  which may affect the ability of the holders to sell the Company's common
  ------------------------------------------------------------------------
  stock.
  ------

     If the Company's common stock were to be delisted from the Nasdaq National Market, it may become subject to regulation as a "penny stock." The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price or exercise price less than $5.00 per share, subject to certain exceptions, including listing on the Nasdaq National Market. If the common stock is delisted from the Nasdaq National Market and no other exception applies, the Company's common stock may become subject to the Securities and Exchange Commission's Penny Stock Rules, Rule 15g-1 through Rule 15g-9 under the Exchange Act. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market must be delivered to the purchaser prior to the transaction, unless the transaction satisfies one of the exemptions under the rules. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Monthly statements must be sent disclosing recent price information for the penny stock. Additionally, the rules may restrict the ability of broker-dealers to sell the Company's common stock and may affect the ability of holders to sell the Company's common stock in the secondary market.

  The Company's future investment income may fall below expectations due to
  -------------------------------------------------------------------------
  adverse market conditions.
  --------------------------

     Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. Peerless invests the Company's excess cash in fixed rate debt instruments of the U.S. Government and high-quality corporate issuers as well as floating rate money market funds. Interest rates on these instruments recently have declined substantially. Peerless, by policy, limits the amount of credit exposure to any one issuer. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates, or Peerless may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates.

  Effects of anti-takeover provisions could inhibit the Company's acquisition.
  ----------------------------------------------------------------------------

     Some of the provisions of the Company's certificate of incorporation, by-laws and Delaware law could, together or separately:

     .  discourage potential acquisition proposals;

     .  delay or prevent a change in control;

     . limit the price that investors might be willing to pay in the future for shares of the Company's common stock.

  The Company's existing capital resources may not be sufficient and if Peerless
  ------------------------------------------------------------------------------
  is unable to raise additional capital, the Company's business may suffer.
  -------------------------------------------------------------------------

     The Company's cash and short-term investment portfolio was $16.9 million at April 30, 2001 and the current ratio of assets to current liabilities was 3:1. Peerless used $1.3 million in cash during the first quarter of fiscal year 2002 to finance operations.

     The Company's principal source of liquidity is the Company's cash and cash equivalents and investments, which, as of April 30, 2001 were $19.7 million in the aggregate. For the first quarter of fiscal year 2002, Peerless incurred a loss and experienced negative cash flow. Peerless does not have a credit facility and Peerless does not expect to secure a line of credit. If Peerless does not generate anticipated cash flow from licensing, or if expenditures are greater than expected, Peerless most likely will reduce discretionary spending, which could require a delay, scaling back or elimination of some or all of the Company's development efforts, any of which could have a material adverse effect on the Company's business, results of operations and prospects. Furthermore, if Peerless continues to experience negative cash flows, as is anticipated, and Peerless is unable to increase revenues or cut costs so that revenues generated from operating activities are sufficient to meet the Company's obligations as a result of which Peerless exhausts current capital resources, Peerless will be required to obtain additional capital from other sources. Such sources might include issuances of debt or equity securities, bank financing or other means that might be available to increase the Company's working capital. Under such circumstances, there is substantial doubt as to whether Peerless would be able to obtain additional capital on commercially reasonable terms or at all. The inability to obtain such resources on commercially acceptable terms could have a material adverse effect on the Company's operations, liquidity and financial condition, the Company's prospects and the scope of strategic alternatives and initiatives available to the Company.

  If Peerless fails to adequately protect the Company's intellectual property or
  ------------------------------------------------------------------------------
  face a claim of intellectual property infringement by a third party, Peerless
  -----------------------------------------------------------------------------
  could lose the Company's intellectual property rights or be liable for
  ----------------------------------------------------------------------
  damages.
  --------

     The Company's success is heavily dependent upon the Company's proprietary technology. To protect the Company's proprietary rights, Peerless relies on a combination of patent, copyright, trade secret and trademark laws as well as nondisclosure and other contractual restrictions. Peerless holds eight patents issued in the United States, one of which is also issued in France, Germany and Great Britain and Hong Kong. The issued patents relate to techniques Peerless has developed for generating output for continuous synchronous raster output devices, such as laser printers. Peerless has five patent applications pending in Japan, four applications each pending in the United States and European Patent Office and two applications each pending in Hong Kong and Canada. There can be no assurance that patents Peerless holds will not be challenged or invalidated, that patents will issue from any of the Company's pending applications or that any claims allowed from existing or pending patents will be of sufficient scope or strength (or issue in the countries where products incorporating the Company's technology may be sold) to provide meaningful protection or any commercial advantage to the Company. In any event, effective protection of intellectual property rights may be unavailable or limited in certain countries. The status of United States patent protection in the software industry will evolve as the United States Patent and Trademark Office grants additional patents. Patents have been granted to fundamental technologies in software after the development of an industry around such technologies and patents may be issued to third parties that relate to fundamental technologies related to the Company's technology.

     As part of the Company's confidentiality procedures, Peerless enters into nondisclosure agreements with the Company's employees, consultants, OEMs and strategic partners and take affirmative steps to limit access to and distribution of the Company's software and other proprietary information. Despite these efforts, Peerless may be unable to effectively protect the Company's proprietary rights and, in any event, enforcement of the Company's proprietary rights may be very expensive.

     The Company's source code also is protected as a trade secret. However, from time to time Peerless licenses the Company's source code to OEMs, which subjects the Company to the risk of unauthorized use or misappropriation despite the contractual terms restricting disclosure and use. In addition, it may be possible for unauthorized third parties to copy the Company's products or to reverse engineer or obtain and use the Company's proprietary information.

     As the number of patents, copyrights, trademarks and other intellectual property rights in the Company's industry increases, products based on the Company's technologies increasingly may become the subjects of infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future. Any such claims, regardless of merit, could be time consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse affect on the Company's operating results. In addition, Peerless may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation to determine the validity of any claims, whether or not such litigation is determined in the Company's favor, could result in significant expenses and divert the efforts of the Company's technical and management personnel from productive tasks. In addition, Peerless may lack sufficient resources to initiate a meritorious claim. In the event of an adverse ruling in any litigation regarding intellectual property, Peerless may be required to pay substantial damages, discontinue the use and sale of infringing products, and expend significant resources to develop non-infringing technology or obtain licenses to infringing or substituted technology. The Company's failure to develop, or license on acceptable terms, a substitute technology if required could have a material adverse effect on the Company's operating results.

  Peerless cannot guarantee the success of the Company's new Internet printing
  ----------------------------------------------------------------------------
  systems.
  --------

     Peerless has installed the Company's first two Internet printing systems in the hospitality market and have just recently begun to implement the business model. Although Peerless has been able to demonstrate that the Company's Internet printing system works, there is no assurance that this new business model will generate revenues and become profitable.

  Peerless may not be able to manage expansion and growth effectively.
  --------------------------------------------------------------------

  The Company's ability to implement the Company's business plan, develop and offer products and manage expansion in rapidly developing and disparate market places requires comprehensive and effective planning and management. The growth in business, relationships with current and potential customers and third parties has placed, and will continue to place, a significant strain on management systems and resources. The Company's failure to continue to improve upon the Company's operational, managerial and financial controls, reporting systems and procedures or the Company's failure to expand and manage the Company's workforce, could have a material adverse affect on the Company's business and financial results.

  Peerless may not be able to deploy the Company's employees effectively in
  -------------------------------------------------------------------------
  connection with changing demands from the Company's OEM customers.
  ------------------------------------------------------------------

     The industry in which Peerless operates has experienced significant downturns, both in the United States and abroad often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Over the past two years, Peerless has experienced a shift in OEM demand from the historically prevailing requirement for turnkey solutions toward software development kits. Because Peerless has experienced a general decrease in demand for engineering services, engineering services resources have been re-deployed to research and development. Should this trend abruptly change, Peerless may not be able to reassess and re-deploy labor effectively, which inability could have material adverse effect on the Company's operational results.

  Peerless may not be able to develop new and enhanced products that achieve
  --------------------------------------------------------------------------
  widespread market acceptance.
  -----------------------------

     Peerless currently derives substantially all of the Company's revenues from licensing and sales of the Company's embedded imaging software and products. Peerless expects that revenue from the embedded imaging products will continue to account for a substantial portion of revenues for fiscal year 2002. The Company's future success depends on the Company's ability to address the rapidly changing needs of potential customers in the storage marketplace and the introduction of high-quality, cost-effective products, product enhancements and services on a timely basis, and by keeping pace with technological developments and emerging storage industry standards. The Company's failure to develop and successfully introduce new products and product enhancements in the Company's prime market places could adversely affect the Company's business and financial results.

  Peerless may not achieve success in the development or marketing of Netreon's
  -----------------------------------------------------------------------------
  NAS and SAN technologies.
  -------------------------

     Peerless expects to be substantially dependent on revenues generated by sales and licenses of Netreon's NAS and SAN technologies in the future. There can be no assurance that Peerless or Netreon will complete the development of, or achieve market success for, Netreon's NAS and SAN technologies. Failure to realize success in the market of these technologies could have a material adverse effect on the Company's operational results.

PART II - OTHER INFORMATION

================================================================================

Item 1:  Legal Proceedings

     The Company engaged in the following litigation matters:

     On August 28, 2000, a stockholder class action lawsuit was filed against the Company and two of the Company's former officers in the United States District Court for the Southern District of California. A second stockholder class action lawsuit was filed on September 19, 2000 against the Company and the same two former officers of the Company in the same United States District Court. On April 17, 2001, the Company was served with an Amended and Consolidated Complaint. These lawsuits allege a scheme to artificially inflate the Company's stock price based on alleged misleading public announcements and seek compensatory damages with interest and attorneys fees, fees and expenses. Peerless believes all of the claims to be without merit. A motion has been filed with the Court to dismiss the amended and consolidated complaint against the Company and the two former officers.

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

     In December 1999, the Company and the Company's former Chief Executive Officer were sued by the State of Wisconsin Investment Board (``SWIB'') in the Court of Chancery of the State of Delaware in New Castle County. The complaint alleged that Peerless wrongfully influenced the passage and provided misleading information in connection with, a proposal to increase the number of shares available for issuance under the Company's 1996 Equity Incentive Plan by 1,000,000 at the Company's Annual Meeting of Stockholders in June 1999.

     The Company determined that it was in the best interests of the Company to conclude the litigation with SWIB in order to free up 750,000 stock options approved by its stockholders at the 1999 Stockholders Meeting, but restricted because of the lawsuit by SWIB, and to eliminate the costs of proceeding to trial. Pursuant to the Settlement Agreement, the Company agreed to amend its bylaws and formalize certain internal procedures that had been generally followed by the Company in the past, such as, but not limited to, not re-pricing options outstanding or issuing options at below fair market value. The Company also agreed to pay SWIB $375,000 for a portion of its legal fees.

     In accordance with the Settlement Agreement, on May 23, 2001 the Board of Directors of the Company adopted amended and restated bylaws, a copy of which is attached hereto as Exhibit B, in which the following sections of the Company's bylaws were amended: Sections 5(c), 15(b), 15(c), 17, 18, 23, 24(b), 24(c)(i),
24(c)(ii), 24(e), 24(f), 44(a) and 44(b).

     In July 2000, the Company filed a claim in the United States District Court for the Central District of California against the former owners of HDE, Inc. in connection with Peerless' acquisition of that entity. On April 11, 2001, the Company entered into a settlement agreement with one of the former owners. Subject to certain limitations, the Company agreed that it will, at the former owner's option, during the six month period beginning April 11, 2001, purchase at a price of $0.75 per share, the Company's shares received by the former owner pursuant to the merger agreement, dated December 7, 1999, under which Peerless acquired HDE, Inc. The Company also agreed to register, and has filed a registration statement with respect to the sale of the former owner's shares under the Securities Exchange Act of 1933, as amended.

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

Item 5:  Other Information

          None

Item 6:  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          Form 8-K filed as of April 27, 2001.

          Form 8-K filed as of June 12, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



                         PEERLESS SYSTEMS CORPORATION



By:       /s/ Howard J. Nellor         Date: June 14, 2001
   --------------------------------
             Howard J. Nellor
              President and
          Chief Executive Officer
       (Principal Executive Officer)



By:       /s/ William R. Neil          Date: June 14, 2001
   --------------------------------
            William R. Neil
     Vice President of Finance and
        Chief Financial Officer
       (Principal Financial and
          Accounting Officer)