Form 10-Q
period 2001-07-31
PEERLESS SYSTEMS CORP
filed 2001-09-14
CIK 897893

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended July 31, 2001

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

   Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares of Common Stock outstanding as of September 7, 2001 was 15,160,379.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

   In particular, statements regarding the Company's outlook for future business, financial performance and growth, including projected revenue, both quarterly and from specific sources, profit, spending, including spending on research and development efforts and investments in Peerless and Netreon, costs, margins and the Company's cash position, as well as statements regarding expectations for the embedded imaging and storage markets, new product development and offerings, customer demand for the Company's products and services, market demand for products incorporating the Company's technology, future prospects of the Company and Netreon, and the impact on future performance of organizational and operational changes; all constitute forward-looking statements.

   These forward-looking statements are just predictions and best estimations consistent with the information available to the Company at this time. Thus they involve known and unknown risks and uncertainties such that actual results could differ materially from those projected in the forward-looking statements made in this Report on Form 10-Q. Risks and uncertainties include, but are not limited to: a) changes in the marketplace in which the Company offers its products; b) the failure of Peerless' business strategy to produce the projected financial results; c) the failure of Peerless to maintain its margins due to changes in its business model in reaction to competitive pressures; d) the delay in or the non-acceptance by the market of new product and technology offerings; e) the inability of the Company to retain and attract the technical talent to compete effectively in the marketplace for imaging and storage; f) the failure of Peerless' markets to achieve expected growth rates; g) unfavorable economic conditions resulting in decreased demand for original equipment manufacturers' ("OEMs") products using Peerless' technology, making it difficult for the Company to obtain new licensing agreements; h) OEM determinations not to proceed with development of products using Peerless' technology due to, among other things, changes in the demand for anticipated OEM products, age of Peerless' technology, concerns about Peerless' financial position and Peerless' competitors offering alternative solutions; i) the lack of acceptance of Peerless' Internet printing technology by users in the hospitality markets; j) Peerless' competitors coming to market with new products or alternative solutions that are superior or available at a lower cost or earlier than anticipated or believed to be possible; k) the anticipated market growth in imaging, network attached storage ("NAS"), storage area network ("SAN"), MagicPrint(TM), and Internet printing may not grow to anticipated levels; l) the costs associated with the development of products for imaging, NAS, SAN and Internet printing may be higher than currently forecasted; m) higher than forecasted legal expenses and/or an unfavorable outcome to current matters being litigated; n) increases or decreases in demand for the Company's products and services based on market conditions and the competitiveness of Peerless' products from both technological and pricing perspectives; o) the Company's inability to maintain or further improve operating efficiencies or to further streamline operations;
p) the impact on the Company's financials of any future need to expand the organization to meet customer or market demands; and q) other factors affecting Peerless' business and the forward-looking statements set forth herein as set out from time to time in Peerless' public filings with the Securities and Exchange Commission, including but not limited to the Company's most recent Annual Report on Form 10-K dated January 31, 2001, in the Section called Risks and Uncertainties on pages 31 through 41, inclusive, filed on or about May 1, 2001, and the Company's most recent prior Quarterly Report on Form 10-Q dated April 30, 2001, in the Section called Risks and Uncertainties on pages 16 through 25, inclusive, filed on or about June 14, 2001.

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

                         PEERLESS SYSTEMS CORPORATION

                                     INDEX

                                                                           Page
                                                                           No.
                                                                           ----
                         PART I--FINANCIAL INFORMATION

 Item 1. Financial Statements

         Consolidated Balance Sheets July 31, 2001 and January 31,
          2001..........................................................     4

         Consolidated Statements of Operations Three Month and Six Month
          Periods Ended July 31, 2001 and July 31, 2000.................     5

         Consolidated Statements of Cash Flows Six Month Periods Ended
          July 31, 2001 and July 31, 2000...............................     6

         Notes to Consolidated Financial Statements.....................     7

 Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations.........................................    12

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.....    17

                          PART II--OTHER INFORMATION

 Item 1. Legal Proceedings..............................................    28

 Item 2. Changes in Securities..........................................    28

 Item 3. Defaults Upon Senior Securities................................    28

 Item 4. Submission of Matters to a Vote of Security Holders............    28

 Item 5. Other Information..............................................    29

 Item 6. Exhibits and Reports on Form 8-K...............................    29

 Signatures..............................................................   30

                                  TRADEMARKS

   Memory Reduction Technology(R) (MRT), PeerlessPowered(R), WINEXPRESS(R), PeerlessPrint(R), redipS(R), AccelePrint(R), SyntheSys(R) and QuickPrint(R) are registered trademarks of Peerless Systems Corporation. Netreon(TM), DirectoryAgent(TM) and MagicPrint(TM) are trademarks of Peerless Systems Corporation and are subjects of applications pending for registration with the United States Patent and Trademark Office. PeerlessPage(TM), ImageWorks(TM) and WebWorks(TM) are trademarks of Peerless Systems Corporation. Peerless Systems (in English and Japanese Katakana), Peerless (in logo) and P (in logo) are registered service marks and P (in logo) is a registered trademark, with the Japanese Patent Office. PEERLESSPRINT in English and Japanese Katakana are service marks of Peerless Systems Corporation and are subjects of applications pending for registration with the Japanese Patent Office. This Form 10-Q also refers to various products and companies by their trademark names. In most, if not in all cases, their respective companies claim these designations as trademarks or registered trademarks.

                         PART I--FINANCIAL INFORMATION
Item 1--Financial Statements.

                          PEERLESS SYSTEMS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                          July 31,   January 31,
                                                            2001        2001
                                                         ----------- -----------
                                                         (Unaudited)
                         ASSETS
                         ------
Current assets:
  Cash and cash equivalents.............................   $15,051     $12,073
  Restricted cash.......................................       594         742
  Short term investments................................     2,307       6,358
  Trade accounts receivable, net........................     3,883       6,428
  Unbilled receivables..................................       337         159
  Income tax receivable.................................       295          19
  Prepaid expenses and other current assets.............       595         474
                                                           -------     -------
    Total current assets................................    23,062      26,253

Investments.............................................     2,974       3,070
Long-term receivable....................................       --        1,500
Property and equipment, net.............................     5,471       5,710
Other assets............................................       510         575
                                                           -------     -------
  Total assets..........................................   $32,017     $37,108
                                                           =======     =======
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
  Accounts payable......................................   $ 1,505     $   901
  Accrued wages.........................................     1,336       2,075
  Accrued compensated absences..........................       806         714
  Other current liabilities.............................     3,610       3,507
  Deferred revenue......................................     1,347         826
                                                           -------     -------
    Total current liabilities...........................     8,604       8,023

Other tax liabilities...................................     2,260       2,260
Deferred rent...........................................        97          97
                                                           -------     -------
  Total liabilities.....................................    10,961      10,380
                                                           -------     -------
Common stock subject to put options.....................       209         --

Stockholders' equity:
  Common stock..........................................        15          15
  Additional paid-in capital............................    48,462      48,471
  Deferred compensation.................................       (26)        (58)
  Accumulated deficit...................................   (27,491)    (21,700)
  Treasury stock........................................      (113)        --
                                                           -------     -------
    Total stockholders' equity..........................    20,847      26,728
                                                           -------     -------
    Total liabilities and stockholders' equity..........   $32,017     $37,108
                                                           =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                          PEERLESS SYSTEMS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (Unaudited)

                                       Three Months Ended      Six Months
                                            July 31,         Ended July 31,
                                       --------------------  ----------------
                                         2001       2000      2001     2000
                                       ---------  ---------  -------  -------
Revenues:
  Product licensing................... $   5,227  $   7,875  $ 9,605  $ 9,648
  Engineering services and
   maintenance........................     1,364      1,751    3,169  $ 4,124
  Other...............................       748        494    1,269      735
                                       ---------  ---------  -------  -------
    Total revenues....................     7,339     10,120   14,043   14,507
                                       ---------  ---------  -------  -------
Cost of revenues:
  Product licensing...................     2,040      2,497    3,603    2,527
  Engineering services and
   maintenance........................     1,785      2,550    3,233    5,718
  Other...............................       442        292      757      437
                                       ---------  ---------  -------  -------
    Total cost of revenues............     4,267      5,339    7,593    8,682
                                       ---------  ---------  -------  -------
    Gross margin......................     3,072      4,781    6,450    5,825
                                       ---------  ---------  -------  -------
Operating expenses:
  Research and development............     3,390      2,594    6,684    6,157
  Sales and marketing.................     1,673      1,542    2,868    3,108
  General and administrative..........     2,513      2,427    4,521    5,253
                                       ---------  ---------  -------  -------
    Total operating expenses..........     7,576      6,563   14,073   14,518
                                       ---------  ---------  -------  -------
Loss from operations..................    (4,504)    (1,782)  (7,623)  (8,693)
Other income..........................     2,320        --     2,320      --
Interest income, net..................       195        367      448      623
                                       ---------  ---------  -------  -------
    Total other income................     2,515        367    2,768      623

Loss before income taxes..............    (1,989)    (1,415)  (4,855)  (8,070)
Provision for income taxes............       543        922      936      486
                                       ---------  ---------  -------  -------
    Net loss.......................... $  (2,532) $  (2,337) $(5,791) $(8,556)
                                       =========  =========  =======  =======
Basic and diluted loss per share...... $   (0.17) $   (0.16) $ (0.39) $ (0.58)
                                       =========  =========  =======  =======
Weighted average common shares
 outstanding--basic and diluted.......    14,926     14,892   14,966   14,812
                                       =========  =========  =======  =======


  The accompanying notes are an integral part of these consolidated financial statements.

                          PEERLESS SYSTEMS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                            Six Months Ended
                                                                July 31,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
Cash flows from operating activities:
 Net loss.................................................. $ (5,791) $ (8,556)
 Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization............................    1,117       847
  Amortization of investment discounts and premiums........      (10)       (3)
  Amortization of deferred compensation....................       32        33
  Compensation expense for option amendment and common
   stock issued to employees...............................      --        245
  Deferred taxes...........................................      --      1,732
  Changes in operating assets and liabilities:
   Trade accounts receivable...............................    2,545     2,584
   Unbilled receivables....................................     (178)    1,846
   Income tax receivable...................................     (276)   (1,924)
   Prepaid expenses and other current assets...............     (121)       59
   Long-term receivable....................................    1,500       --
   Other assets............................................        1        49
   Accounts payable........................................      604       106
   Other current liabilities...............................     (454)    1,301
   Other tax liabilities...................................      --       (419)
   Deferred revenue........................................      521       267
                                                            --------  --------
     Net cash used by operating activities.................     (510)   (1,833)
                                                            --------  --------
Cash flows from investing activities:
 Purchases of property and equipment.......................     (570)     (597)
 Purchases of leasehold improvements.......................     (244)      --
 Purchases of available-for-sale securities................   (5,836)  (23,108)
 Proceeds from sales of available-for-sale securities......    9,993    22,524
 Restricted cash...........................................      148      (742)
                                                            --------  --------
     Net cash provided (used) by investing activities......    3,491    (1,923)
                                                            --------  --------
Cash flows from financing activities:
 Proceeds from issuance of common stock....................      102       227
 Proceeds from exercise of common stock options............        8        41
 Repurchase of common stock................................     (113)      --
                                                            --------  --------
     Net cash provided (used) by financing activities......       (3)      268
                                                            --------  --------
     Net increase (decrease) in cash and cash equivalents..    2,978    (3,488)

Cash and cash equivalents, beginning of period.............   12,073    13,620
                                                            --------  --------
Cash and cash equivalents, end of period................... $ 15,051  $ 10,132
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

                         PEERLESS SYSTEMS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (in thousands)
                                  (Unaudited)

1. Basis of Presentation:

   The accompanying unaudited consolidated financial statements of Peerless Systems Corporation (the "Company") have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. These statements should be read in conjunction with the audited financial statements and notes thereto for the years ended January 31, 2001, 2000 and 1999 included in the Company's Annual Report on Form 10-K filed with the SEC on or about May 1, 2001. The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.

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

   Development license revenues from the licensing of source code or software development kits ("SDKs") for the Company's standard products are recognized upon delivery to and acceptance by the customer of the software if no significant modification or customization of the software is required and collection of the resulting receivable is probable. If modification or customization is essential to the functionality of the software, the development license revenues are recognized over the course of the modification work.

   The Company also enters into engineering services contracts with certain of its OEMs to provide a turnkey solution, adapting the Company's software and supporting electronics to specific OEM requirements. Revenues on such contracts are recognized over the course of the engineering work on a percentage-of-completion basis. Progress-to-completion under percentage-of-completion is determined based on direct costs, consisting primarily of labor and materials, expended on the arrangement. The Company provides for any anticipated losses on such contracts in the period in which such losses are first determinable. At July 31, 2001, the Company had a reserve of $159 for losses on four contracts that experienced delays in completion, a slight decrease from the $165 reserve at April 30, 2001. Maintenance revenues are recognized ratably over the term of the maintenance contract.

   Recurring licensing revenues are derived from per unit fees paid by the Company's customers upon manufacturing and subsequent commercial shipment of products incorporating Peerless and third party technology. These recurring licensing revenues are recognized on a per unit basis as products are shipped commercially. In certain cases, the Company may sell a block license, that is, a specific quantity of licensed units that may be sold in the future, or the Company may require the customer to pay minimum royalty commitments. Associated payments are typically made in one lump sum or extend over a period of four or more quarters. The Company generally recognizes revenues associated with block licenses and minimum royalty commitments on delivery and acceptance of software, when collection of the resulting receivable is probable and when the fee is fixed and determinable. In cases where block licenses or minimum royalty commitments have extended payment terms and the fees are not fixed and determinable, revenue is recognized as payments become due. Further, when earned royalties exceed minimum royalty commitments, revenues are recognized on a per unit basis as products are shipped commercially.

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

3. Investments:

   Investments consisted of the following:

                                                            July 31, January 31,
                                                              2001      2001
                                                            -------- -----------
Available-for-sale securities:
  Maturities within one year:
    State and local U.S. government debt securities........  $1,307    $1,417
    Corporate debt securities..............................   1,000     4,941
                                                             ------    ------
                                                              2,307     6,358
                                                             ------    ------
  Maturities after one year through five years:
    State and local U.S. government debt securities........   1,723       912
                                                             ------    ------
  Maturities after five years:
    State and local U.S. government debt securities........   1,251     2,158
                                                             ------    ------
Total Investments..........................................  $5,281    $9,428
                                                             ======    ======

   The fair value of available-for-sale securities at July 31, 2001 and January 31, 2001 approximated their carrying value (amortized cost).

   Unrealized gains or losses on securities were immaterial for all periods presented.

4. Restricted Cash:

   On March 16, 2000, Netreon, Inc. entered into an agreement to lease approximately twelve thousand square feet of office space in Mountain View, California. The term of the lease agreement is seven years, which commenced on July 1, 2000. The Company has guaranteed the lease commitment of Netreon, Inc. and has secured the current twelve months of the agreement with a $594 standby letter of credit. This letter of credit has been secured by a certificate of deposit of a like amount. For the subsequent three years, the value of the standby letter of credit and the certificate of deposit shall be reduced to $445, $297, and $148, respectively.

5. Issuance and Purchase of Shares:

   On April 11, 2001, the Company issued 429 put options with a strike price of $0.75 per share. The put options entitle the holder to sell shares of Peerless common stock to the Company at the strike price on or before October 10, 2001, the expiration date of the put options. As of July 31, 2001, the Company had 279 of these put options outstanding.

                         PEERLESS SYSTEMS CORPORATION

                                (in thousands)
                                  (Unaudited)


   The potential obligation under the outstanding put options has been transferred from stockholder's equity to "Common stock subject to put options."

6. Legal Proceedings:

   The Company engaged in the following litigation matters:

   On August 28, 2000, a stockholder class action lawsuit was filed against the Company and two of the Company's former officers in the United States District Court for the Southern District of California. A second stockholder class action lawsuit was filed on September 19, 2000 against the Company and the same two former officers of the Company in the same United States District Court. On April 17, 2001, the Company was served with an Amended and Consolidated Complaint. These lawsuits allege a scheme to artificially inflate the Company's stock price based on alleged misleading public announcements and seek compensatory damages with interest and attorneys fees, fees and expenses. Peerless believes all of the claims to be without merit. A motion has been filed with the Court to dismiss the Amended and Consolidated Complaint against the Company and the two former officers. A hearing on the motion is pending.

   The Company filed a lawsuit in January 2000 against Conexant Systems Inc., Newport Beach, California in the Orange County Superior Court regarding the alleged failure and refusal of Conexant to pay to the Company a portion of a Source License Fee and guaranteed royalty payments pursuant to an agreement between the parties. The parties entered into a Settlement and Mutual General Release Agreement (the "Settlement") effective April 9, 2001 wherein all disputes were settled.

   In December 1999, the Company and the Company's former Chief Executive Officer were sued by the State of Wisconsin Investment Board ("SWIB") in the Court of Chancery of the State of Delaware in New Castle County. The complaint alleged that Peerless wrongfully influenced the passage and provided misleading information in connection with, a proposal to increase the number of shares available for issuance under the Company's 1996 Equity Incentive Plan by 1,000 options at the Company's Annual Meeting of Stockholders in June 1999. The lawsuit has been resolved in a manner satisfactory to the Company.

   In July 2000, the Company filed a claim in the United States District Court for the Central District of California against the former owners of HDE, Inc. in connection with Peerless' acquisition of that entity. On April 11, 2001, the Company entered into a Settlement Agreement with one of the former owners. Under this agreement, the Company has agreed to re-purchase certain of the former owner's shares at his election. See Note 5 of Notes to Consolidated Financial Statements.

7. Concentration of Revenues:

   During the second quarter of fiscal year 2002, five customers each generated greater than 10% of the revenues and collectively contributed 75% of revenues. Block license revenues for the same time period amounted to $4.2 million, or 57% of revenues. During the second quarter of fiscal year 2001, two customers generated greater than 10% of the revenues, which contributed 74% of revenues. Block license revenues for the same time period amounted to $5.2 million, or 51% of revenues.

                         PEERLESS SYSTEMS CORPORATION

                                (in thousands)
                                  (Unaudited)


8. Segment Reporting:

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

   The accounting policies used to derive reportable segments results are generally the same as those described in Form 10-K dated January 31, 2001 Note 1 of Notes to Consolidated Financial Statements. Inter-segment transactions are not material. The Company's selling, general and administrative expenses are not identified by segments or accumulated in this manner due to, among other things, shared management and cross-utilization of personnel. For fiscal year 2002, such expenses related to the Company's Netreon, Inc. subsidiary are attributable to the storage segment; all other such expenses incurred by the Company are allocated to the imaging segment. In fiscal year 2001, these expenses are allocated to segments based on the ratio of the segments' revenues to total revenues.

   The table below presents segment information for second fiscal quarter ending July 31:

                                                                        Total
                                                     Imaging  Storage  Segments
                                                     -------  -------  --------
     2001
     ----
     Revenues....................................... $ 7,339     --    $ 7,339
     Operating loss.................................  (1,596) (2,908)   (4,504)
     Depreciation and amortization..................     441     171       612
     Assets.........................................  30,671   1,346    32,017
     Capital expenditures...........................     128     136       264

     2000
     ----
     Revenues....................................... $10,090      30   $10,120
     Operating loss.................................  (1,245)   (537)   (1,782)
     Depreciation and amortization..................     361      26       387
     Assets.........................................  44,173   1,637    45,810
     Capital expenditures...........................     107      23       130

                          PEERLESS SYSTEMS CORPORATION

                                 (in thousands)
                                  (Unaudited)


   The table below presents segment information for six months ending July 31:

                                                                        Total
                                                     Imaging  Storage  Segments
                                                     -------  -------  --------
     2001
     ----
     Revenues....................................... $14,043     --    $14,043
     Operating loss.................................  (2,440) (5,183)   (7,623)
     Depreciation and amortization..................     915     224     1,139
     Capital expenditures...........................     290     524       814

     2000
     ----
     Revenues....................................... $14,377     130   $14,507
     Operating loss.................................  (7,742)   (951)   (8,693)
     Depreciation and amortization..................     817      60       877
     Capital expenditures...........................     447     150       597

                         PEERLESS SYSTEMS CORPORATION

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations.

   This Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report on Form 10-Q are based on current expectations, estimates, forecasts and projections about the industries in which Peerless operates, management's beliefs, and business assumptions made by management. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

   The Company was founded in April 1982. It is a provider of software-based embedded imaging and networking systems and storage management systems to the digital document and storage markets.

   The Peerless imaging solution is based on a combination of software and imaging application specific integrated circuit solutions ("ASICs"), which together form a cost-effective embedded imaging system that addresses virtually all sectors of the printing market, from low-end small office/home office ("SOHO") inkjets to high-end laser digital color copiers and printers. The low-cost, high performance printers and multifunction products ("MFPs") that the Company's imaging solutions drive, are replacing expensive stand-alone copiers and printers in corporate offices.

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

   Historically, a limited number of customers have provided a substantial portion of the Company's revenues. Therefore, the availability and the successful closing of new contracts, or modifications and additions to existing contracts with these customers, may materially impact the Company's financial position and results of operations from quarter to quarter.

   During fiscal year ended January 31, 2001 and in the first six months of this fiscal year, the Company had experienced a decline in demand by OEMs for Peerless' embedded imaging for digital document product offerings. Initially in fiscal year 2000, this decline surfaced as a shift in demand from traditional turnkey solutions to software development kits. Because of the subsequent slump in business in general, the printer industry in particular, and other factors, the demand for SDKs as well as for turnkey solutions declined.

   In response to the lessened demand for its products, the Company reduced the size of its staff at its California Imaging operations. At July 31, 2001, the staffing level was 95, which represents a 24% reduction from the comparable level at July 31, 2000. Subsequent to the end of the second quarter of fiscal year 2002, the Company announced a reduction in its workforce at its Netreon subsidiary by 12 employees, approximately 21% of Netreon's workforce and approximately 7% of Peerless' workforce. Additionally, as a consequence of lower demand, the Company adapted its pricing model to no longer require OEMs to commit to minimum levels of royalties prior to the completion of turnkey efforts in order to improve the attractiveness of the Company's product offerings.

   The Company's product licensing revenues are comprised of recurring licensing fees (per-unit fees), block licenses and development licensing fees for source code or SDKs. Recurring licensing revenues are derived from per-unit fees paid periodically by the Company's OEM customers upon manufacturing and subsequent commercial shipment of products incorporating the Company's technology. Recurring licensing revenues are also derived from arrangements in which the Company enables third party technology, such as solutions from Adobe or Novell, to be used with its products.

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

   The Company has agreements with Arrow Electronics and Marubun Corporation to act as third party distributors. The distribution agreement with Arrow Electronics requires title to the inventory to remain with the Company until final acceptance by the OEM. There can be no assurance that the OEM will accept the delivery in which case the Company is responsible for all costs related to the delivery and shipment. The distribution agreement with Marubun requires that title to inventory be transferred to Marubun upon order placement by the Company. As a result, the Company is not responsible for any costs associated with the delivery of inventory if not accepted by the OEM. The change in the business model from licensing ASIC technology to the distribution of the actual chips is meant to result in higher revenues and higher gross margin, but lower margin percentages due to the cost of ASIC chips and the costs of distribution and inventory maintenance by the third party. The Company made its first distribution in the first quarter of fiscal year 2001.

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

   The current market in which the Company operates has been consolidating, and the demand for the technology and products offered by the Company declined throughout fiscal year 2001. Peerless provides its technology and products to the worldwide market for printers (21-69 PPM) and MFPs (21-110 PPM), unit volumes for which have been projected by IDC to grow at lower rates. It should also be noted that available data indicates retail prices are also declining in these segments.

   The Company has experienced a change in its business environment as well. It had been expected that SDK sales would result in an increase in the OEM products shipping, as OEMs that utilized Peerless SDKs developed and introduced multiple products. However, the increase in products shipping did not materialize, aggravating the decline in the Company's sales and the increase in its operating losses during fiscal year 2001. The engineering services business had also declined as OEMs have taken technology development in-house through the utilization of SDKs, and in situations where the SDKs did not address the current and particular needs of the OEM, the OEMs have chosen Peerless' competitors or have elected to develop the needed technologies themselves.

   Although sales have increased during the quarter ended July 31, 2001 and are expected to increase sequentially for the remainder of fiscal year 2002 on a quarterly basis, the Company is continuing to meet sales resistance from its customers. These OEMs have subsequently reduced the number of new products being developed and in some instances, the OEMs have preferred to perform in-house development projects for the projects that they are developing and/or plan to launch. Although there are fewer opportunities for the Company to sell its turnkey services and SDKs, the Company continues to support its current OEM controller customers in the digital printing devices business with its existing technology and has sized the organization to provide the necessary support and maintenance.

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

Results of Operations

Comparison of Three and Six Month Periods Ended July 31, 2001 and July 31,
2000

   The Company's loss for the second quarter of fiscal year 2002 increased 8.3% to $(2.5) million or ($0.17) per basic and diluted share compared to a net loss of $(2.3) million or ($0.16) per basic and diluted share reported for the second quarter a year ago. The Company narrowed its net loss for the six month period ended July 31, 2001 to $(5.8) million, or $(0.39) per basic and diluted share, compared to a net loss of $(8.6) million, or $(0.58) per basic and diluted loss per share a year ago. Included in the three and six month periods ended July 31, 2001 was $2.3 million of non-recurring other income related to the settlement of litigation.

   Total consolidated revenues were $7.3 million and $14.0 million for the three and six months ended July 31, 2001, respectively, compared to $10.1 million and $14.5 million, for the comparable periods a year ago. The decrease from the year ago second fiscal quarter was due primarily to the extended payment terms of the newly negotiated and signed block licensing agreements and extensions, whereby fees are not fixed and determinable under the guidance provided by Statement of Position 97-2 "Software Revenue Recognition" as amended by Statement of Position 98-9, resulting in revenue recognition when payments become due, which in the case of these agreements is a period of five quarters. This differs from the agreements in place during the previous fiscal year's second quarter, in which fees were fixed and determinable and the collection of the related receivables was probable, resulting in the recognition of revenues in that quarter. During the second quarter of fiscal year 2002, the Company entered into a new block license agreement totaling $4.0 million, of which $1.5 million was recognized as revenue in the second quarter. Additionally, $0.9 million in block license extensions were recognized during the second quarter. As of July 31, 2001, the Company had $7.0 million in signed block license revenue recognizable in future periods.

   Additionally, Peerless entered into a development contract in the second fiscal quarter of 2002, representing approximately $0.8 million in engineering services contract revenue to be recognized over the course of the development work on a percentage-of-completion basis. Approximately $0.2 million of this new engineering services contract was recognized as revenue by the end of the second fiscal quarter of 2002. The Company sold two software development kits valued at $0.2 million, all of which was recognized in the second fiscal quarter of 2002. Additionally, the Company entered into co-development efforts for $0.2 million for three monochrome multifunction products (MFPs) utilizing Peerless' intellectual property, with only a small amount recognized as revenue in the second fiscal quarter of 2002. As of July 31, 2001, the Company had approximately $1.9 million in engineering services contract backlog.

   Total cost of revenues were $4.3 million and $7.6 million for the three and six months ended July 31, 2001, respectively, compared to $5.3 million and $8.7 million for the comparable periods a year ago. Product licensing costs were $2.0 million and $3.6 million for the three and six months ended July 31, 2001, respectively, compared to $2.5 million and $2.5 million for the comparable periods a year ago. The decrease in product licensing costs for the three month period was due primarily to the lower level of product licensing revenues in fiscal year 2002. The increase in product licensing costs in the six month period was due to licensing costs of third party technology bundled with Peerless' intellectual property that was associated with the $7.7 million in sales to OEMs of block licenses through the six months ended July 31, 2001, which was a 48% increase over similar sales in the six months ending July 31, 2000. Engineering services and maintenance costs for the three and six month periods ended July 31, 2001 were $1.8 million and $3.2 million, respectively, compared to $2.6 million and $5.7 million in the comparable fiscal year 2001 periods. The decreases were due primarily to the lower level of business in engineering services and maintenance in the comparable periods of fiscal year 2002 as compared to fiscal year 2001.

   In the past, OEMs would license Adobe technology directly from Adobe. Adobe would pay Peerless a portion of the revenues that Adobe derived from its products that were licensed for use in Peerless enabled products. OEMs currently license Adobe technology from Peerless, with Peerless assuming additional responsibilities (i.e., certification, maintenance, collections, etc.). Peerless now pays Adobe a portion of the revenues that Peerless derives from Adobe technology. The change in the Adobe arrangement has resulted in higher revenues, higher cost of revenues and higher gross margins.

   Total gross margins for the three and six months ended July 31, 2001 were $3.1 million and $6.5 million, respectively, compared to $4.8 million and $5.8 million for the comparable periods a year ago. Gross margins were impacted by the increased costs of projects that were nearing completion during the quarter ended July 31, 2001.

   Total operating expenses for the three and six months ended July 31, 2001 were $7.6 million and $14.1 million, respectively, compared to $6.6 million and $14.5 for the comparable periods a year ago.

   Total research and development expenses for the three and six months ended July 31, 2001 were $3.4 million and $6.7 million, respectively, compared to $2.6 million and $6.2 million for the comparable periods a year ago. Research and development expense increased as engineering efforts were directed at NAS and SAN storage, MagicPrint(TM), and the continuing enhancement of imaging technologies. It is expected that R & D expenses will decrease in the fourth quarter with the completion of initial development of NAS storage products.

   Total sales and marketing expenses for the three and six months ended July 31, 2001 were $1.7 million and $2.9 million, respectively, compared to $1.5 million and $3.1 million for the comparable periods a year ago. The increase during the three month period was a result of increased staffing, travel, market research, and sales staff incentives. The decrease in the six month period was the result of reorganizing actions taken during the past year to streamline the Company's marketing and sales efforts.

   Total general and administrative expenses for the three months ended July 31, 2001 were $2.5 million, compared to $2.4 million comparable period a year ago. The slight increase during the quarter was primarily due to increased legal expenses associated with the settlement for a disputed claim as discussed below and the on going expense of the class action lawsuit. For the six months ended July 31, 2001, total general and administrative costs were $4.5 million, compared to $5.3 million for the same six month period ending July 31, 2000. Decreases in staffing costs, and lower consulting and advisory fees were the primary factors for the decrease.

   The Company resolved a disputed claim regarding the licensing of its intellectual property and reported non-recurring other income of $2.3 million and collected a $1.5 million receivable during the quarter ended July 31, 2001.

   Interest income earned in both periods was attributable to interest and investment income earned on cash and cash equivalents and investment balances.

   The provision for income taxes for the three and six months ended July 31, 2001 was primarily attributable to foreign taxes. The Company has provided a valuation allowance on its net deferred tax assets because of the uncertainty with respect to the Company's ability to generate future taxable income to realize the deferred tax assets.

Liquidity and Capital Resources

   Compared to January 31, 2001, total assets at July 31, 2001 decreased 13.7% to $32.0 million and stockholders' equity decreased 22.0% to $20.8 million. The Company's cash and investment portfolio at July 31, 2001 was $20.3 million and the ratio of current assets to current liabilities was 3:1. The Company used $0.5 million in cash during the six month period ended July 31, 2001 to finance operations as compared to $1.8 million in cash used from operations during the six month period ended July 31, 2000.

   The Company's investment activities during the six month period ended July 31, 2001 provided cash of $3.5 million. It is the Company's policy to invest the majority of its unused cash in low risk government and commercial debt securities. The Company has not historically purchased, nor does it expect to purchase in the future, derivative instruments or enter into hedging transactions. For the six month period ended July 31, 2001, the Company invested $0.8 million in property, equipment and leasehold improvements compared to $0.6 million invested during the six month period ended July 31, 2000.

   In the six months ended July 31, 2001, cash provided by the issuance of common stock under the Company's employee stock purchase plan and exercise of stock options was offset by a repurchase of the Company's common stock. Net cash provided by financing activities in the six month period ended July 31, 2000 was $268, due to the issuance of shares under the Company's employee stock purchase plan and the exercise of common stock options.

   As discussed in Note 5 of the Notes to Consolidated Financial Statements, in April 2001, the Company entered into a settlement agreement with one of the former owners of HDE, Inc. As a result, the Company has agreed to purchase at a price of $0.75 per share, the Company's shares received by the former owner pursuant to the merger agreement dated December 7, 1999 under which Peerless acquired HDE, Inc. Those purchases will occur at the former owner's option, which option expires on October 10, 2001. During the six month period ended July 31, 2001, the Company repurchased 150,000 shares of common stock for an aggregate cost of $0.1 million. At July 31, 2001, 279,410 shares remained outstanding under this agreement, representing an aggregate potential cost of $0.2 million.

   During the six month period ended July 31, 2001, cash and investments decreased $1.3 million compared to a decrease of $2.2 million for the comparable period last fiscal year. To offset the Company's decrease in cash, the Company has made a determined effort to collect its accounts receivable. As a result, the Company had a $2.5 million reduction in net trade receivables during the second quarter of fiscal year 2002 and it collected $3.7 million in block licenses that were included in revenues during the second quarter of fiscal year 2002. Additionally, the Company resolved a disputed claim regarding the licensing of intellectual property and as a result collected a $1.5 million long-term receivable during the quarter ended July 31, 2001.

   For the six month period ended July 31, 2001, the Company incurred a loss and experienced negative cash flow. The Company's principal source of liquidity is its cash and cash equivalents and investments, which, as of July 31, 2001 were $20.3 million in the aggregate, which the Company believes is adequate to fund the Company until it is able to generate a positive cash flow. The Company does not have a credit facility and the Company does not expect to secure a line of credit in order to maintain liquidity.

   If the Company does not generate anticipated cash flow from sales, or if expenditures are greater than expected, the Company most likely will reduce discretionary spending, which would require the Company to delay, scale back or eliminate some or all of its development efforts, any of which could have a material adverse effect on the Company's business, results of operations and prospects. Further, if the Company continues to experience negative cash flows, as is anticipated, and is unable to increase revenues or cut costs so that revenues generated from operating activities are sufficient to meet the Company's obligations as a result of which the Company exhausts current capital resources, the Company will be required to obtain additional capital from other sources. Such sources might include issuance of debt or equity securities, bank financing or other means that might be available to the Company to increase its working capital. Under such circumstances, there is substantial doubt as to whether the Company would be able to obtain additional capital on commercially reasonable terms, or at all. The inability to obtain such resources on commercially acceptable terms would have a material adverse effect on the Company, its operations, liquidity and financial condition, its prospects and the scope of strategic alternatives and initiatives available to the Company.

Item 3--Quantitative and Qualitative Disclosures About Market Risk.

   The Company is exposed to a variety of risks in its investments, mainly a lowering of interest rates. The primary objectives of the Company's investment activities are to preserve the principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company from time to time maintains its portfolio of cash equivalents, fixed rate debt instruments of the U.S. Government and high-quality corporate issuers and short-term investments in money market funds. Although the Company is subject to interest rate risks, the Company believes an effective increase or decrease of 10% in interest rate percentages would not have a material adverse effect on its results from operations.

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

   Peerless operates in a dynamic and rapidly changing industry that involves numerous risks and uncertainties. The risks and uncertainties described below are not the only ones the Company faces, and other risks and uncertainties, including those that the Company does not consider material at the time of the filing of this Report on Form 10-Q, may impair the Company's business or operations. If events giving rise to any of the risks discussed below actually occur, the Company's business, financial condition, operating results or cash flows could be materially adversely affected.

 Peerless has a history of losses and anticipate continued losses.

   Peerless has been unprofitable since the fourth quarter of fiscal year 2000, which ended on January 31, 2000, and expects to incur quarterly operating losses at least through the next two quarters of fiscal year 2002. There is no assurance that the Company will be profitable in the future.

   Continuing losses will deplete the Company's capital resources, and projected decreases in expenses are not expected to offset the decline in revenues. The factors noted below have had and will continue to have a material adverse effect on the Company's future revenues and/or results of operations.

 The future demand for the Company's current Imaging products is uncertain.

   Peerless' current technology and products in the Imaging segment have been in the marketplace for an average of 20 months as of July 31, 2001. This represents a 33% increase from the average of 15 months that the Company's products had been in the marketplace as of July 31, 2000. The growth in the average age of current technology and products in the marketplace reflects the decline in demand for the Company's technology and products. Although Peerless continues to license the Company's current technology and products to certain OEMs, there can be no assurance that the OEMs will continue to need or utilize the current technology and products the Company offers.

 The current market in which Peerless operates has been consolidating and demand for the Company's Imaging technology and products has been declining.

   Peerless Systems Corporation provides its technology and products to the worldwide market for printers (21-69 PPM) and MFPs (21-110 PPM), unit volumes for which have been projected by International Data Corporation to grow at lower rates. Available data indicates that retail prices are declining in these segments. Both of these segments are key target markets for the Company. There has been a decline in the number of contracts that the Company has with OEMs under which the Company is currently performing services and granting licenses, and this decline is likely to continue along with the demand for the technology and products the Company presently offers. Competitors are merging into larger business units with the resulting strength to acquire and impose a competitive advantage in the Company's market segments.

 Peerless may be unable to develop new and enhanced products that achieve widespread market acceptance.

   Peerless currently derives substantially all of the Company's revenues from licensing and sales of the Company's embedded imaging software and products. Peerless expects that revenue from the embedded imaging products will continue to account for a substantial portion of revenues for the remainder of fiscal year 2002 and beyond. Additionally, the Company's future success depends in part on the Company's ability to address the rapidly changing needs of potential customers in the storage marketplace and the introduction of high-quality, cost-effective storage products, product enhancements and services on a timely basis, and by keeping pace with technological developments and emerging storage industry standards. The Company's failure to develop and successfully introduce new products and product enhancements in the Company's prime marketplaces could materially and adversely affect the Company's business and financial results.

 Peerless may not achieve success in the development or marketing of Netreon's NAS and SAN technologies.

   Peerless expects substantial contribution to revenues from sales and licenses of Netreon's NAS and SAN technologies in the future. Based on year-to-date activity, there can be no assurance that Peerless or Netreon will realize revenues from the NAS marketplace in fiscal year 2002 or beyond. Furthermore, there can be no assurance that Peerless or Netreon will complete the development of, or achieve market success for, Netreon's SAN technologies. Failure to realize success in the marketplaces for each of these technologies will have a material adverse effect on the Company's operational results.

 Peerless relies on relationships with certain customers and any change in those relationships will harm the Company's business.

   During the second quarter of fiscal year 2002, five customers each generated greater than 10% of the revenues and collectively contributed 75% of revenues. Block license revenues for the same time period amounted to $4.2 million, or 57%, of revenues. During the second quarter of fiscal year 2001, two customers generated greater than 10% of the revenues, which contributed 74% of revenues. There were $5.2 million of block license revenues during the second quarter of fiscal year 2001.

   Although the acquisitions of Netreon and PSIP and the Company's on-going sales efforts have expanded the Company's potential customer base, a limited number of OEM customers have provided a substantial portion of Peerless' revenues. There presently are only a limited number of OEM customers in the digital document product market to which the Company can market its technology and services. Therefore, the Company's ability to replace a lost customer or offset a significant decrease in the revenues from a particular customer is severely constrained. A reduction in business from a customer providing a significant portion of the Company's revenues will have a material adverse effect on the Company's operating results.

   The Company's engineering services revenue is subject to significant fluctuations.

   In the past, Peerless has experienced significant fluctuations in engineering services financial performance that have been caused by many factors including:

  . product development delays (see "PEERLESS MUST ADAPT TO TECHNOLOGY TRENDS AND EVOLVING INDUSTRY STANDARDS OR THE COMPANY WILL NOT BE COMPETITIVE" below);

  .  third party delays;

  . increases in the estimated hours to complete particular engineering services projects;

  .  delays in the availability or stability of third party technology; and

  .  cancellation or redirection of engineering services projects by OEMs.

   There can be no assurance that these and similar factors will not adversely impact future engineering services results, or that the Company will be able to negotiate cancellation fees into future engineering services arrangements.

 Peerless' licensing revenue is subject to significant fluctuations.

   The Company's recurring licensing revenue model has shifted from per-unit royalties paid upon OEM shipment of product and guaranteed quarterly minimum royalties to a model that results in revenues associated with the sale of SDKs and block licenses. The reliance on block licenses has occurred due to aging products in the marketplace, reductions in Adobe product penetration and the rate of OEM products shipping and a design win mix that changed from object code licensing arrangements to predominately SDKs. Revenues could continue to fluctuate significantly from quarter to quarter as the number and value of design wins vary or if block licenses are delayed or are lost to competitors. Any of the factors could have a material adverse effect on the Company's operating results.

 Peerless may be unable to accurately estimate the Company's revenues from product licensing and as a result may be required to adjust the Company's revenues in the future.

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

 Peerless must adapt to technology trends and evolving industry standards or the Company will not be competitive.

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

 The industry for embedded imaging systems for digital document products involves intense competition and rapid technological changes and the Company's business may suffer if its competitors develop superior technology.

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

   As the industry continues to develop, competition and pricing pressures will increase from OEMs, existing competitors and other companies that may enter the Company's existing or future markets with similar or substitute solutions that may be less costly or provide better performance or functionality. Peerless anticipates increasing competition for the Company's color products under development, particularly as new competitors develop and enter products in this market. Some of the Company's existing competitors, many of the Company's potential competitors and virtually all of the Company's OEM customers have substantially greater financial, technical, marketing and sales resources than Peerless. In the event that price competition increases, competitive pressures could require the Company to reduce the amount of royalties received on new licenses and to reduce the cost of the Company's engineering services in order to maintain existing business and generate additional product licensing revenues. This could reduce profit margins and result in losses and a decrease in market share. No assurance can be given as to the Company's ability to compete favorably with the internal development capabilities of the Company's current and prospective OEM customers or with other third party embedded imaging system suppliers, and the inability to do so would have a material adverse effect on the Company's operating results.

 If Peerless is not in compliance with the Company's licensing agreements, Peerless may lose the Company's rights to sublicense technology; the Company's competitors are aggressively pursuing the sale of licensed third party technology.

   Peerless currently sublicenses third party technologies to the Company's OEM customers. Such sublicense agreements are non-exclusive. If Peerless is determined not to be in compliance with the Company's agreements with its licensors, Peerless may forfeit the Company's right to sublicense these technologies. Additionally, the licensing of these technologies has become very competitive, with competitors possessing substantially greater financial and technical resources and market penetration than Peerless. As competitors are pursuing aggressive strategies to obtain similar rights as held by Peerless to sublicense these third party technologies there is no assurance that Peerless can remain competitive in the marketplace if one or more competitors are successful.

 The Company's reserves for accounts receivable may not be adequate.

   The Company's net accounts receivable declined to $3.9 million as of July 31, 2001, down from $7.9 million as of January 31, 2001, reflecting significant collections from several major customers, including the conversion of unbilled receivables to accounts receivable. Although Peerless feels that the Company's reserves for accounts receivable are adequate for fiscal year 2002, there can be no assurance this is the case. If the Company's reserves for accounts receivable are inadequate, it could have a material adverse effect on the Company's results of operations.

 The Company's business may suffer if the Company's third party distributors are unable to distribute the Company's products and address customer needs effectively.

   Peerless has developed a "fabless" distribution model for the sale of ASICs. Peerless has no direct distribution experience and places reliance on third party distributors to maintain inventories to address OEM needs, manage manufacturing logistics, and distribute the product in a timely manner. There can be no assurance that these distribution agreements will be maintained or will prove adequate to meet the Company's needs and contractual requirements.

 Peerless is dependent on certain third party providers for applications to develop the Company's products. As a result, Peerless is vulnerable to any problems experienced by these providers, which may delay product shipments to the Company's customers.

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

   Additionally, Peerless has relationships with Adobe and Novell that address many critical aspects of the Company's OEM customers' needs. Peerless has licensed from Adobe, for internal development purposes, the right to use Adobe's PostScript Software to enable the Company's products to provide Adobe's PostScript printing. Peerless has licensed to Adobe several of the Company's technologies, and has developed technologies for Adobe for which Peerless receives royalties.

   Through the Company's subsidiary Netreon, Peerless has entered into contracts with entities and persons located in Hong Kong. Peerless utilizes the services of these entities for engineering development and testing. Through long-term relationships, Peerless operates at favorable costs, schedule and quality of output advantages. If the services provided by these entities and persons were to be discontinued, Peerless would have to bring these services in-house, which could increase costs and delay deliverables. There can be no assurances that the political and business climates in Hong Kong will remain stable. However, should there be disruption in the aforesaid relationships, it is not expected to have a material adverse effect on the Company's financial condition or the Company's results of financial operations.

 Peerless may be unable to respond quickly to changes in demand.

   Most of the Company's costs and expenses are related to costs of engineering services and maintenance, product development, other personnel costs, marketing programs and facilities. The level of spending for such costs and expenses cannot be adjusted quickly and is based, in significant part, on the Company's expectations of future revenues and anticipated OEM commitments. As in fiscal year 2001, if such commitments do not materialize or are terminated or if revenues are below expectations, costs and expenses will continue to be incurred and the Company's quarterly and annual operating results will be materially and adversely affected.

 Peerless is dependent on key personnel and on employee retention and recruiting for the Company's future success.

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

 The Company's international activities may expose the Company to risks associated with currency fluctuations.

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

 Demand from Pacific Rim customers has continued to and may continue to decline.

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

   The Company's common stock has experienced significant price volatility and over the past 60 days generally has been trading at less than $2.00 per share. For a period previously, the stock traded at less than $1.00 per share. Such price volatility may occur in the future. Factors that could affect the trading price of the Company's common stock include:

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

 Peerless is subject to securities litigation which is expensive and results in a diversion of resources. Peerless could be subject to additional litigation due to the volatility of the Company's stock price or for other reasons.

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

 Future sales of the Company's common stock may affect the market price of the Company's common stock.

   As of September 7, 2001, Peerless had 15,160,379 shares of common stock outstanding, which does not include 2,951,205 shares subject to options outstanding as of such date under stock option plans that are exercisable at prices ranging from $0.39 to $22.375 per share and 150,000 shares held in treasury. Management cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale, will have on the market price of common stock prevailing from time to time. Certain holders of the Company's common stock have registration rights with respect to their shares. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options), or the perception that such sales could occur, may materially and adversely affect prevailing market prices for common stock.

 The Company's common stock may be removed from listing on the Nasdaq National Market and thus may not provide adequate liquidity.

   On February 23, 2001, Peerless received a notice from Nasdaq indicating that Peerless had failed to maintain a minimum bid price of $1.00 over a 30 trading day period as required by Marketplace Rule 4450(a)(5) and that Peerless had until May 24, 2001 to regain compliance. On May 21, 2001, Peerless received notice from Nasdaq that Peerless had regained compliance. There can be no assurance that compliance with Nasdaq listing requirements will be maintained. If Peerless is unable to maintain compliance, the Company's common stock may be subject to being removed from listing on the Nasdaq National Market. Trading in the Company's common stock after a delisting, if any, would likely be conducted in the over-the-counter markets in the so-called "pink sheets" or the National Association of Securities Dealers' Electronic Bulletin Board and could also be subject to additional restrictions. As a consequence of a delisting, the Company's stockholders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's common stock. In addition, a delisting would make the Company's common stock substantially less attractive as collateral for margin and purpose loans, for investment by financial institutions under their internal policies or state legal investment laws or as consideration in future capital raising transactions.

 The Company's common stock may be subject to the "penny stock" regulations which may affect the ability of the holders to sell the Company's common stock.

   If the Company's common stock were to be delisted from the Nasdaq National Market, it may become subject to regulation as a "penny stock." The Securities and Exchange Commission has adopted regulations that generally define "penny stock" to be any equity security that has a market price or exercise price less than $5.00 per share, subject to certain exceptions, including listing on the Nasdaq National Market. If the common stock is delisted from the Nasdaq National Market and no other exception applies, the Company's common stock may become subject to the Securities and Exchange Commission's Penny Stock Rules, Rule 15g-1 through Rule 15g-9 under the Exchange Act. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, a risk disclosure document mandated by the Securities and Exchange Commission relating to the "penny stock" market must be delivered to the purchaser prior to the transaction, unless the transaction satisfies one of the exemptions under the rules. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Monthly statements must be sent disclosing recent price information for the "penny stock." Additionally, the rules may restrict the ability of broker-dealers to sell the Company's common stock and may affect the ability of holders to sell the Company's common stock in the secondary market.

 The Company's future investment income may fall below expectations due to adverse market conditions.

   Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. Peerless invests the Company's excess cash in fixed rate debt instruments of the U.S. Government and high-quality corporate issuers as well as floating rate money market funds. Interest rates on these instruments have declined substantially. Peerless, by policy, limits the amount of credit exposure to any one issuer. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates, or Peerless may suffer losses in principal if forced to sell securities before maturity, if they have declined in market value due to changes in interest rates.

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

 The Company's existing capital resources may not be sufficient and if Peerless is unable to raise additional capital, the Company's business may suffer.

   The Company's cash and short-term investment portfolio was $18.0 million at July 31, 2001 and the current ratio of assets to current liabilities was 3:1. For the six month period ended July 31, 2001, Peerless used $0.5 million in cash to finance operations.

   The Company's principal source of liquidity is the Company's cash and cash equivalents and investments, which, as of July 31, 2001 were $20.3 million in the aggregate. For the six month period ended July 31, 2001, Peerless incurred a loss and experienced negative cash flow. Peerless does not have a credit facility and Peerless does not expect to secure a line of credit. If Peerless does not generate anticipated cash flow from licensing, or if expenditures are greater than expected, Peerless most likely will reduce discretionary spending, which could require a delay, scaling back or elimination of some or all of the Company's development efforts, any of which could have a material adverse effect on the Company's business, results of operations and prospects. Furthermore, if Peerless continues to experience negative cash flows, as is currently forecasted, and Peerless is unable to increase revenues or cut costs so that revenues generated from operating activities are sufficient to meet the Company's obligations as a result of which Peerless exhausts current capital resources, Peerless will be required to obtain additional capital from other sources. Such sources might include issuances of debt or equity securities, bank financing or other means that might be available to increase the Company's working capital. Under such circumstances, there is substantial doubt as to whether Peerless would be able to obtain additional capital on commercially reasonable terms or at all. The inability to obtain such resources on commercially acceptable terms could have a material adverse effect on the Company's operations, liquidity and financial condition, the Company's prospects and the scope of strategic alternatives and initiatives available to the Company.

 If Peerless fails to adequately protect the Company's intellectual property or face a claim of intellectual property infringement by a third party, Peerless could lose the Company's intellectual property rights or be liable for damages.

   The Company's success is heavily dependent upon the Company's proprietary technology. To protect the Company's proprietary rights, Peerless relies on a combination of patent, copyright, trade secret and trademark laws as well as the early implementation and enforcement of nondisclosure and other contractual restrictions. Peerless holds eight patents issued in the United States, one of which is also issued in France, Germany, Great Britain and Hong Kong. The issued patents relate to techniques Peerless has developed for generating output for continuous synchronous raster output devices, such as laser printers. Peerless has five patent applications pending in Japan, six applications pending in the United States, four applications pending in the European Patent Office and two applications each pending in Hong Kong and Canada. There can be no assurance that patents Peerless holds will not be challenged or invalidated, that patents will issue from any of the Company's pending applications or that any claims allowed from existing or pending patents will be of sufficient scope or strength (or issue in the countries where products incorporating the Company's technology may be sold) to provide meaningful protection or any commercial advantage to the Company. In any event, effective protection of intellectual property rights may be unavailable or limited in certain countries. The status of United States patent protection in the software industry will evolve as the United States Patent and Trademark Office grants additional patents. Patents have been granted to fundamental technologies in software after the development of an industry around such technologies and patents may be issued to third parties that relate to fundamental technologies related to the Company's technology.

   As part of the Company's confidentiality procedures, Peerless' policies are to enter into written nondisclosure agreements with the Company's employees, consultants, prospective customers, OEMs and strategic partners and to take affirmative steps to limit access to and distribution of the Company's software, intellectual property and other proprietary information. Despite these efforts, Peerless may be unable to effectively protect the Company's proprietary rights and, in any event, enforcement of the Company's proprietary rights may be very expensive.

   The Company's source code also is protected as a trade secret. However, from time to time Peerless licenses the Company's source code to OEMs, which subjects the Company to the risk of unauthorized use or misappropriation despite the contractual terms restricting disclosure and use. In addition, it may be possible for unauthorized third parties to copy the Company's products or to reverse engineer in order to obtain and subsequently use the Company's proprietary information.

   As the number of patents, copyrights, trademarks and other intellectual property rights in the Company's industry increases, products based on the Company's technologies may become the subjects of infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future. Any such claims, regardless of merit, could be time consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company's operating results. In addition, Peerless may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation to determine the validity of any claims, whether or not such litigation is determined in the Company's favor, could result in significant expenses and divert the efforts of the Company's technical and management personnel from productive tasks. In addition, Peerless may lack sufficient resources to initiate a meritorious claim. In the event of an adverse ruling in any litigation regarding intellectual property, Peerless may be required to pay substantial damages, discontinue the use and sale of infringing products, and expend significant resources to develop non-infringing technology or obtain licenses to infringing or substituted technology. The Company's failure to develop, or license on acceptable terms, a substitute technology if required could have a material adverse effect on the Company's operating results.

 Peerless cannot guarantee the success of the Company's new Internet printing systems.

   Peerless has installed the Company's first two Internet printing systems in the hospitality market, has initiated limited beta-site testing and has just recently begun to implement the business model. Although Peerless has been able to demonstrate that the Company's Internet printing system works, there is no assurance that this new business model will generate revenues and become profitable.

 Peerless may be unable to manage expansion and growth effectively.

   The Company's ability to implement the Company's business plan, develop and offer products and manage expansion in rapidly developing and disparate marketplaces requires comprehensive and effective planning and management. The growth in business, relationships with current and potential customers and third parties has placed, and will continue to place, a significant strain on management systems and resources. The Company's failure to continue to improve upon the operational, managerial and financial controls, reporting systems and procedures in its Imaging and Storage businesses or the Company's failure to expand and manage its workforce, could have a material adverse effect on the Company's business and financial results.

 Peerless may be unable to deploy the Company's employees effectively in connection with changing demands from the Company's OEM customers.

   The industry in which Peerless operates has experienced significant downturns, both in the United States and abroad often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Over the past two years, Peerless has experienced a shift in OEM demand from the historically prevailing requirement for turnkey solutions toward SDKs. Because Peerless has experienced a general decrease in demand for engineering services, engineering services resources have been re-deployed to research and development. Should this trend abruptly change, Peerless may be unable to re-deploy labor effectively and timely, which inability could have a material adverse effect on the Company's operational results.

                          PART II--OTHER INFORMATION

Item 1--Legal Proceedings.

   The Company engaged in the following litigation matters:

   On August 28, 2000, a stockholder class action lawsuit was filed against the Company and two of the Company's former officers in the United States District Court for the Southern District of California. A second stockholder class action lawsuit was filed on September 19, 2000 against the Company and the same two former officers of the Company in the same United States District Court. On April 17, 2001, the Company was served with an Amended and Consolidated Complaint. These lawsuits allege a scheme to artificially inflate the Company's stock price based on alleged misleading public announcements and seek compensatory damages with interest and attorneys fees, fees and expenses. Peerless believes all of the claims to be without merit. A motion has been filed with the Court to dismiss the Amended and Consolidated Complaint against the Company and the two former officers. A hearing on the motion is pending.

   The Company filed a lawsuit in January 2000 against Conexant Systems Inc., Newport Beach, California in the Orange County Superior Court regarding the alleged failure and refusal of Conexant to pay to the Company a portion of a Source License Fee and guaranteed royalty payments pursuant to an agreement between the parties. The parties entered into a Settlement and Mutual General Release Agreement effective April 9, 2001 wherein all disputes were settled.

   In December 1999, the Company and the Company's former Chief Executive Officer were sued by the State of Wisconsin Investment Board ("SWIB") in the Court of Chancery of the State of Delaware in New Castle County. The complaint alleged that Peerless wrongfully influenced the passage and provided misleading information in connection with a proposal to increase the number of shares available for issuance under the Company's 1996 Equity Incentive Plan by 1,000,000 at the Company's Annual Meeting of Stockholders in June 1999.

   The Company determined that it was in the best interests of the Company to conclude the litigation with SWIB in order to release 750,000 stock options approved by its stockholders at the 1999 Stockholders Meeting, but restricted because of the lawsuit by SWIB, and to eliminate the costs of proceeding to trial. The Company paid SWIB $375 thousand for a portion of its legal fees. Pursuant to the Settlement Agreement, on May 23, 2001, the Board of Directors of the Company adopted amended and restated bylaws in which the following sections of the Company's bylaws were amended: Sections 5(c), 15(b), 15(c), 17, 18, 23, 24(b), 24(c)(i), 24(c)(ii), 24(e), 24(f), 44(a) and 44(b).
Additionally, on May 23, 2001, the lawsuit was dismissed with prejudice. Further on June 20, 2001, the stockholders ratified the 250,000 stock options previously approved by the stockholders at the 1999 Stockholders Meeting.

Item 2--Changes in Securities.

   None

Item 3--Defaults Upon Senior Securities.

   None

Item 4--Submission of Matters to a Vote of Security Holders.

   The Company held its Annual Meeting of Stockholders on June 20, 2001.

   The Inspector of Election reported that 12,705,460 shares out of a total of 14,920,788 shares of Common Stock entitled to vote were present by proxy or in person at the Meeting. Each share of Common Stock was entitled to one vote on each of the proposals submitted.

   The Stockholders voted on the following matters:

   1) Election of Directors: Adam W. Au, Robert G. Barrett, Louis C. Cole, Howard J. Nellor and Robert L. North were nominated and elected as directors, representing the Board of Directors in its entirety. The votes were counted as follows:

                                                                         VOTES
                                                            VOTES FOR  WITHHOLD
                                                            ---------- ---------
   Adam W. Au.............................................. 11,626,042 1,079,418
   Robert G. Barrett....................................... 11,626,077 1,079,383
   Louis C. Cole........................................... 11,707,530   997,930
   Howard J. Nellor........................................ 11,695,612 1,009,848
   Robert L. North......................................... 11,711,015   994,445

   2) Ratification of Selection of Independent Auditors: The selection of Ernst & Young LLP as the independent auditors of the Company was ratified by a vote of 12,630,703 votes for and 30,760 votes against with 43,997 votes abstaining.

   3) Ratification of Amendment to 1996 Equity Incentive Plan, as Amended:
This ratification of the Amendment to 1996 Equity Incentive Plan, as Amended, confirms the increase in the number of shares for issuance under the Plan that had been approved by the Stockholders in June 1999. The ratification was passed by a vote of 5,045,659 votes for and 1,166,520 votes against with 30,772 votes abstaining.

   4) Approval of Amendment to 1996 Equity Incentive Plan, as Amended: This amendment to the 1996 Equity Incentive Plan, as Amended, increases the number of shares authorized for issuance under the Plan from a total of 2,466,666 shares to 2,966,666 shares. The 1996 Equity Incentive Plan, as Amended, was approved by a vote of 4,962,761 votes for and 1,263,435 votes against with 16,755 votes abstaining.

Item 5--Other Information.

   None

Item 6--Exhibits and Reports on Form 8-K.

  (a) Exhibits:

     None

  (b) Reports on Form 8-K:

     Form 8-K filed as of July 2, 2001.

     Form 8-K filed as on September 13, 2001.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                          Peerless Systems Corporation

                                                  /s/ Howard J. Nellor
Date: September 13, 2001                  By: _________________________________
                                                      Howard J. Nellor
                                               President and Chief Executive
                                                          Officer
                                               (Principal Executive Officer)

                                                  /s/ William R. Neil
Date: September 13, 2001                  By: _________________________________
                                                      William R. Neil
                                               Vice President of Finance and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                    Accounting Officer)