Form 10-Q
period 2001-10-31
PEERLESS SYSTEMS CORP
filed 2001-12-14
CIK 897893

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


  For the quarterly period ended October 31, 2001

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


  Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No [_]

  The number of shares of Common Stock outstanding as of December 7, 2001 was 15,372,839.

================================================================================

                  SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

  This Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements prompted by, qualified by or made in connection with such words as "will be," "continue," "anticipates," "estimates," "expects," "continuing," "projects," "returning to," "plans," "targets," and "believes" and words of similar substance signal forward-looking statements. Likewise, the use of such words in connection with or related to any discussion of or reference to the Company's future business operations, opportunities or financial performance sets apart forward-looking statements.

  In particular, statements regarding the Company's outlook for future business, financial performance and growth, including projected revenue, both quarterly and from specific sources, profit, spending, including spending on research and development efforts at Peerless and Netreon, costs, margins and the Company's cash position, as well as statements regarding expectations for the embedded imaging and storage markets, new product development and offerings, customer demand for the Company's products and services, market demand for products incorporating the Company's technology, future prospects of the Company and its Netreon subsidiary, and the impact on future performance of organizational and operational changes all constitute forward-looking statements.

  These forward-looking statements are just projections and estimations based upon the information available to the Company at this time. Thus they involve known and unknown risks and uncertainties such that actual results could differ materially from those projected in the forward-looking statements made in this Report on Form 10-Q. Risks and uncertainties include, but are not limited to: a) changes in the marketplace in which the Company offers its products; b) the failure of Peerless' business strategy to produce the projected financial results; c) the failure of Peerless to maintain its margins due to changes in its business model in reaction to competitive pressures; d) the delay in or the non-acceptance by the market of new product and technology offerings; e) the inability of the Company to retain and attract the technical talent to compete effectively in the marketplace for imaging and storage; f) the failure of Peerless' markets to achieve anticipated growth rates; g) unfavorable economic conditions resulting in decreased demand for original equipment manufacturers' ("OEMs") products using Peerless' technology, making it difficult for the Company to obtain new licensing agreements; h) OEM's determinations not to proceed with development of products using Peerless' technology due to, among other things, changes in the demand for anticipated OEM products, age of Peerless' technology, concerns about Peerless' financial position and Peerless' competitors offering alternative solutions; i) the lack of acceptance of Peerless' Internet printing technology by users in the hospitality markets; j) Peerless' competitors coming to market with new products or alternative solutions that are superior or available at a lower cost or earlier than anticipated or believed to be possible; k) the markets in imaging, network attached storage ("NAS") and storage area network ("SAN") may not grow to anticipated levels; l) the costs associated with the development of products for imaging, NAS and SAN may be higher than currently forecasted; m) an unfavorable outcome to the class action lawsuit presently being litigated; n) changes in demand for the Company's products and services based on market conditions and the competitiveness of Peerless' products from both technological and pricing perspectives; o) the Company's inability to maintain or further improve operating efficiencies or to further streamline operations; p) the impact on the Company's financials of any future need to expand the organization to meet customer or market demands; q) continuing unfavorable world-wide economic conditions exacerbated by the terrorist attacks on the worldwide financial infrastructure; and r) other factors affecting Peerless' business and the forward-looking statements set forth herein as set out from time to time in Peerless' public filings with the Securities and Exchange Commission, including but not limited to the Company's most recent Annual Report on Form 10-K dated January 31, 2001, in the Section called Risks and Uncertainties on pages 31 through 41, inclusive, filed on or about May 1, 2001, and this Quarterly Report on Form 10-Q in the Section called Risks and Uncertainties on pages 17 through 26, inclusive.

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

                         PEERLESS SYSTEMS CORPORATION

                                     INDEX

                                                                                                                    Page No.
                                                                                                                  ------------
                                                PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

          Consolidated Balance Sheets October 31, 2001 and January 31, 2001.....................................             4

          Consolidated Statements of Operations Three Month and Nine Month Periods Ended
           October 31, 2001 and October 31, 2000................................................................             5

          Consolidated Statements of Cash Flows Nine Month Periods Ended October 31, 2001 and
           October 31, 2000.....................................................................................             6

          Notes to Consolidated Financial Statements............................................................             7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.................            12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk............................................            17

                                                PART II--OTHER INFORMATION

Item 1.   Legal Proceedings.....................................................................................            27

Item 2.   Changes in Securities.................................................................................            27

Item 3.   Defaults Upon Senior Securities.......................................................................            27

Item 4.   Submission of Matters to a Vote of Security Holders...................................................            27

Item 5.   Other Information.....................................................................................            27

Item 6.   Exhibits and Reports on Form 8-K......................................................................            27

Signatures......................................................................................................            28

                                   TRADEMARKS

  Memory Reduction Technology(R) (MRT), PeerlessPowered(R), WINEXPRESS(R), PeerlessPrint(R), redipS(R), AccelePrint(R), SyntheSys(R) and QuickPrint(R) are registered trademarks of Peerless Systems Corporation. Netreon(TM), DirectoryAgent(TM) and MagicPrint(TM) are trademarks of Peerless Systems Corporation and are subjects of applications pending for registration with the United States Patent and Trademark Office. PeerlessPage(TM), ImageWorks(TM) and WebWorks(TM) are trademarks of Peerless Systems Corporation. Peerless Systems, PEERLESSPRINT and PEERLESS PAGE (in English and Japanese Katakana), Peerless (in logo) and P (in logo) , PEERLESSPRINT are registered trademarks and service marks with the Japanese Patent Office. This Report on Form 10-Q also refers to various products and companies by their trademark names. In most, if not in all cases, their respective companies claim these designations as trademarks or registered trademarks.

                         PART I--FINANCIAL INFORMATION
Item 1--Financial Statements.

                         PEERLESS SYSTEMS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                         October 31,       January 31,
                                                            2001              2001
                                                       ---------------   ---------------
                                                         (Unaudited)
                         ASSETS
Current assets:
    Cash and cash equivalents                           $      14,701     $      12,073
    Restricted cash                                               594               742
    Short term investments                                        963             6,358
    Trade accounts receivable, net                              2,636             6,428
    Unbilled receivables                                          237               159
    Income tax receivable                                         163                19
    Prepaid expenses and other current assets                     526               474
                                                       ---------------   ---------------
        Total current assets                                   19,820            26,253
Investments                                                     2,319             3,070
Long-term receivable                                                -             1,500
Property and equipment, net                                     5,124             5,710
Other assets                                                      497               575
                                                       ---------------   ---------------
    Total assets                                        $      27,760     $      37,108
                                                       ===============   ===============

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                    $       1,112     $         901
    Accrued wages                                                 822             2,075
    Accrued compensated absences                                  807               714
    Other current liabilities                                   2,975             3,507
    Deferred revenue                                            1,220               826
                                                       ---------------   ---------------
        Total current liabilities                               6,936             8,023
Other tax liabilities                                           2,260             2,260
Deferred rent                                                      97                97
                                                       ---------------   ---------------
    Total liabilities                                           9,293            10,380
                                                       ---------------   ---------------

Stockholders' equity:
    Common stock                                                   15                15
    Additional paid-in capital                                 48,778            48,471
    Deferred compensation                                          (9)              (58)
    Accumulated deficit                                       (30,204)          (21,700)
    Treasury stock                                               (113)                -
                                                       ---------------   ---------------
        Total stockholders' equity                             18,467            26,728
                                                       ---------------   ---------------
        Total liabilities and stockholders' equity      $      27,760     $      37,108
                                                       ===============   ===============

  The accompanying notes are an integral part of these consolidated financial statements.

                         PEERLESS SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (Unaudited)

                                                            Three Months Ended               Nine Months Ended
                                                                October 31,                      October 31,
                                                         ------------------------          --------------------------
                                                              2001         2000                  2001          2000
                                                         -----------  -----------          -----------    -----------
Revenues:
    Product licensing                                     $   6,078    $   6,985            $  15,683      $  16,633
    Engineering services and maintenance                      1,603        2,023                4,772          6,147
    Other                                                         5          457                1,274          1,192
                                                         -----------  -----------          -----------    -----------
        Total revenues                                        7,686        9,465               21,729         23,972
                                                         -----------  -----------          -----------    -----------
Cost of revenues:
    Product licensing                                         1,605        1,954                5,208          4,481
    Engineering services and maintenance                      1,484        2,355                4,717          8,072
    Other                                                         4          281                  761            719
                                                         -----------  -----------          -----------    -----------
        Total cost of revenues                                3,093        4,590               10,686         13,272
                                                         -----------  -----------          -----------    -----------
        Gross margin                                          4,593        4,875               11,043         10,700
                                                         -----------  -----------          -----------    -----------
Operating expenses:
    Research and development                                  3,621        3,122               10,305          9,279
    Sales and marketing                                       1,541        1,504                4,409          4,612
    General and administrative                                1,634        2,060                6,155          7,313
                                                         -----------  -----------          -----------    -----------
        Total operating expenses                              6,796        6,686               20,869         21,204
                                                         -----------  -----------          -----------    -----------
Loss from operations                                         (2,203)      (1,811)              (9,826)       (10,504)

Other income                                                      -            -                2,320              -
Interest income, net                                            175          242                  623            865
                                                         -----------  -----------          -----------    -----------
        Total other income                                      175          242                2,943            865
                                                         -----------  -----------          -----------    -----------
Loss before income taxes                                     (2,028)      (1,569)              (6,883)        (9,639)
Provision for income taxes                                      685          452                1,621            938
                                                         -----------  -----------          -----------    -----------
        Net loss                                          $  (2,713)   $  (2,021)           $  (8,504)     $ (10,577)
                                                         ===========  ===========          ===========    ===========
Basic and diluted loss per share                          $   (0.18)   $   (0.14)           $   (0.57)     $   (0.71)
                                                         ===========  ===========          ===========    ===========
Weighted average common shares
      outstanding - basic and diluted                        15,099       14,899               15,009         14,824
                                                         ===========  ===========          ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         PEERLESS SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                       Nine Months Ended
                                                                           October 31,
                                                                     -------------------------
                                                                       2001             2000
                                                                     --------         --------
Cash flows from operating activities:
      Net loss                                                       $ (8,504)        $(10,577)
      Adjustments to reconcile net loss to net cash provided
          by operating activities
            Depreciation and amortization                               1,602            1,444
            Amortization of investment discounts and premiums             (10)               -
            Amortization of deferred compensation                          49               49
            Compensation expense for option amendment and
                  common stock issued to employees                          -              245
            Deferred taxes                                                  -            1,732
            Changes in operating assets and liabilities:
                  Trade accounts receivable                             3,792              496
                  Unbilled receivables                                    (78)           2,238
                  Income tax receivable                                  (144)          (1,836)
                  Prepaid expenses and other current assets               (52)             244
                  Long-term receivable                                  1,500                -
                  Other assets                                            (18)              79
                  Accounts payable                                        211               53
                  Other liabilities                                    (1,602)           1,697
                  Other tax liabilities                                     -             (419)
                  Deferred revenue                                        394              536
                                                                     --------         --------
                     Net cash used by operating activities             (2,860)          (4,019)
                                                                     --------         --------
Cash flows from investing activities:
      Purchases of property and equipment                                (759)            (943)
      Purchases of leasehold improvements                                (161)               -
      Purchases of available-for-sale securities                       (6,647)         (27,696)
      Proceeds from sales of available-for-sale securities             12,803           33,601
      Restricted cash                                                     148             (742)
                                                                     --------         --------
                     Net cash provided by investing activities          5,384            4,220
                                                                     --------         --------
Cash flows from financing activities:
      Proceeds from issuance of common stock                              208              227
      Proceeds from exercise of common stock options                        9               45
      Repurchase of common stock                                         (113)               -
                                                                     --------         --------
                     Net cash provided by financing activities            104              272
                                                                     --------         --------
                     Net increase in cash and cash equivalents          2,628              473
Cash and cash equivalents, beginning of period                         12,073           13,620
                                                                     --------         --------
Cash and cash equivalents, end of period                             $ 14,701         $ 14,093
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

     The Company also enters into engineering services contracts with certain of its OEMs to provide a turnkey solution, adapting the Company's software and supporting electronics to specific OEM requirements. Revenues on such contracts are recognized over the course of the engineering work on a percentage-of-completion basis. Progress-to-completion under percentage-of-completion is determined based on direct costs, consisting primarily of labor and materials, expended on the arrangement. The Company provides for any anticipated losses on such contracts in the period in which such losses are first determinable. At October 31, 2001, the Company had a reserve of $129 for losses on three contracts that experienced delays in completion, a decrease from the $159 reserve at July 31, 2001. Maintenance revenues are recognized ratably over the term of the maintenance contract.

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

3. Investments:

     Investments consisted of the following:

                                                               October 31,    January 31,
                                                                  2001            2001
                                                               -----------    -----------
     Available-for-sale securities:
        Maturities within one year:
           U.S. government debt securities                     $       311    $         -
           State and local government debt securities                  652          1,417
           Corporate debt securities                                     -          4,941
                                                               -----------    ------------
                                                                       963          6,358
                                                               -----------    ------------
        Maturities after one year through five years:
           U.S. government debt securities                             919            912
                                                               -----------    ------------

        Maturities after five years:
           Corporate debt securities                                 1,400          2,158
                                                               -----------    ------------
           Total investments                                   $     3,282    $     9,428
                                                               ===========    ============

     The fair value of available-for-sale securities at October 31, 2001 and January 31, 2001 approximated their carrying value (amortized cost).

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


5. Issuance and Purchase of Shares:

     On April 11, 2001, the Company issued 429 put options with a strike price of $0.75 per share. The potential obligation under the outstanding put options was transferred from stockholder's equity to "common stock subject to put options". The put options entitled the holder to sell shares of Peerless common stock to the Company at the strike price on or before October 10, 2001, the expiration date of the put options. During the nine month period ended October 31, 2001, the Company repurchased 150 shares for $113 as the result of the exercise of put options. The remaining obligation under the outstanding put options, which expired October 10, 2001, has been transferred back to stockholders' equity.

6. Legal Proceedings:

     The Company engaged in the following litigation matters:

     On August 28, 2000, a stockholder class action lawsuit was filed against the Company and two of the Company's former officers in the United States District Court for the Southern District of California. A second stockholder class action lawsuit was filed on September 19, 2000 against the Company and the same two former officers of the Company in the same United States District Court. On April 17, 2001, the Company was served with an Amended and Consolidated Complaint. These lawsuits allege a scheme to artificially inflate the Company's stock price based on alleged misleading public announcements and seek compensatory damages with interest and attorneys fees and expenses. Peerless believes all of the claims to be without merit. A hearing on the motion filed by the Company and the two former officers to dismiss the Amended and Consolidated Complaint was held on October 9, 2001. A ruling by the Court will be forthcoming.

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

     In December 1999, the Company and the Company's former Chief Executive Officer were sued by the State of Wisconsin Investment Board ("SWIB") in the Court of Chancery of the State of Delaware in New Castle County. The complaint alleged that Peerless wrongfully influenced the passage and provided misleading information in connection with, a proposal to increase the number of shares available for issuance under the Company's 1996 Equity Incentive Plan by 1,000 options at the Company's Annual Meeting of Stockholders in June 1999. The parties have signed a settlement agreement that, among other things, resulted in a payment of $375 from the Company to SWIB for a portion of its legal fees. The lawsuit has been resolved in a manner satisfactory to the Company.

     In July 2000, the Company filed a claim in the United States District Court for the Central District of California against the former owners of HDE, Inc. in connection with Peerless' acquisition of that entity. On April 11, 2001, the Company entered into a Settlement Agreement with one of the former owners, and dismissed the lawsuit. Under this agreement, the Company agreed to re-purchase certain of the former owner's shares at his election, which election expired October 10, 2001. See Note 5 to Consolidated Financial Statements.


7. Concentration of Revenues:

     During the third quarter fiscal year 2002, three customers each generated greater than 10% of the revenues and collectively contributed 57% of revenues. Block license revenues for the same time period amounted to $5.2 million, or 67% of revenues. During the third quarter of fiscal year 2001, four customers each generated greater than 10% of the revenues, which contributed 60% of revenues. Block license revenues for the third quarter of fiscal year 2001 amounted to $4.4 million, or 46% of revenues.


8. Other Income:

     The Company resolved a disputed claim regarding the licensing of its intellectual property and reported non-recurring other income of $2.3 million and collected a $1.5 million receivable during the nine months ended October 31, 2001.


9. Segment Reporting:

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

     A description of the products and services provided by each segment is as follows:

     . Imaging provides to OEM customers imaging systems, page description languages, drivers, application specific integrated circuits, engineering services to modify products for specific applications and maintenance for digital document products. Products can be purchased in source code form or can be modified using the Company's engineering services to adapt for a specific application. License fees are charged for the utilization of imaging technology.

     . Storage provides OEM storage customers Network Attached Storage software development kits that allow NAS OEMs to provide NetWare or Windows 2000 compatibility for their products. Storage is currently developing comparable products for the Storage Area Networks. Products can be purchased in source code form or can be modified using the Storage engineering services to adapt for a specific application. License fees are charged for the utilization of the Storage technology.

     The accounting policies used to derive reportable segments results are generally the same as those described in the Company's Annual Report on Form 10-K dated January 31, 2001 Note 1 of Notes to Consolidated Financial Statements. Inter-segment transactions are not material. The Company's selling, general and administrative expenses are not identified by segments or accumulated in this manner due to, among other things, shared management and cross-utilization of personnel. For fiscal year 2002, such expenses related to the Company's Netreon, Inc. subsidiary are attributed to the Storage segment; all other such expenses incurred by the Company are allocated to the Imaging segment. In fiscal year 2001, these expenses are allocated to segments based on the ratio of the segments' revenues to total revenues.

     The table below presents segment information for third fiscal quarter ending October 31:

                                                                     Total
                                       Imaging       Storage       Segments
                                     -----------   -----------   -------------

October 31, 2001
----------------
Revenues                                $  7,586      $    100       $  7,686
Operating loss                               (37)       (2,166)        (2,203)
Depreciation and amortization                446            56            502
Assets                                    26,165         1,595         27,760
Capital expenditures                          77            29            106


October 31, 2000
----------------
Revenues                                   9,345           120          9,465
Operating loss                              (744)       (1,067)        (1,811)
Depreciation and amortization                590            26            616
Assets                                    43,229         1,192         44,421
Capital expenditures                         290            56            346

     The table below presents segment information for nine months ending October 31:


                                                                     Total
                                       Imaging       Storage       Segments
                                      ---------      -------       --------

October 31, 2001
----------------
Revenues                              $  21,629      $   100       $ 21,729
Operating loss                           (2,477)      (7,349)        (9,826)
Depreciation and amortization             1,361          280          1,641
Capital expenditures                        367          553            920


October 31, 2000
----------------
Revenues                                 23,722          250         23,972
Operating loss                           (8,486)      (2,018)       (10,504)
Depreciation and amortization             1,407           86          1,493
Capital expenditures                        737          206            943

10.  Recent Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt FAS 144 as of February 1, 2002 and it has not determined the effect, if any, the adoption of FAS 144 will have on the Company's financial position and results of operations.

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

     Netreon, Inc., the Company's wholly owned subsidiary, develops software for centralized, directory-based management of network attached storage ("NAS") devices and storage area network ("SAN") fabrics, and focuses on the development and sale of directory storage technology to enterprise storage manufacturers, primarily in the NAS and SAN markets. Netreon's embedded directory agent technology enables networked devices to use directory services to authenticate users and administer their access rights, and is also designed to allow a directory to store and read configuration parameters and to configure itself automatically.

     Peerless Systems Imaging Products, Inc. ("PSIP"), the other of the Company's wholly owned subsidiaries, is a developer of embedded imaging and Internet printing products and is an integrator of Adobe Postscript, which it also licenses.

     Historically, a limited number of customers have provided a substantial portion of the Company's revenues. Therefore, the availability and the successful closing of new contracts, or modifications and additions to existing contracts with these customers, may materially impact the Company's financial position and results of operations from quarter to quarter.

     During the fiscal year ended January 31, 2001 and in the first nine months of this fiscal year, the Company experienced a decline in demand by OEMs for Peerless' embedded imaging for digital document product offerings. This decline surfaced initially in fiscal year 2000 as a shift in demand from traditional turnkey solutions to SDKs. With the subsequent slump in business in general, the printer industry in particular, and other factors, the demand for SDKs as well as for turnkey solutions declined.

     In response to the lessened demand for its products, the Company reduced the size of its staff at its California Imaging operations. At October 31, 2001, the staffing level was 93, which represents a 47% reduction from the comparable level at January 31, 2000. Subsequent to the end of the second quarter of fiscal year 2002, the Company has reduced its workforce at its Netreon subsidiary by 16 employees, approximately 28% of Netreon's workforce and approximately 10% of Peerless' workforce. Additionally, in order to improve the attractiveness of the Company's product offerings, the Company adapted its pricing model to no longer require OEMs to commit to minimum levels of royalties prior to the completion of turnkey efforts.

     The Company's product licensing revenues are comprised of recurring licensing fees (per-unit fees), block licenses and development licensing fees for source code and SDKs. Recurring licensing revenues are derived from per-unit fees paid periodically by the Company's OEM customers upon the manufacturing of and subsequent commercial shipment of their products incorporating the Company's technology. Recurring licensing revenues are also derived from arrangements in which the Company enables and licenses third party technology, such as solutions from Adobe Systems Inc. and Novell, Inc., to be used with its products.

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

     The Company also receives engineering services revenues that are derived primarily from adapting the Company's software and supporting electronics to specific OEM requirements. The Company provides its engineering services to OEMs seeking a turnkey embedded imaging solution for their digital document products. The Company's maintenance revenues are derived from software maintenance agreements. Maintenance revenues currently constitute a small portion of total revenue.

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

     The Company has agreements with Arrow Electronics and Marubun Corporation to act as third party distributors. The distribution agreement with Arrow Electronics requires title to the inventory to remain with the Company until final acceptance by the OEM. There can be no assurance that the OEM will accept the delivery in which case the Company is responsible for all costs related to the delivery and shipment. The distribution agreement with Marubun requires that title to inventory be transferred to Marubun upon order shipment by the Company. As a result, the Company is not responsible for any costs associated with the delivery of inventory if not accepted by the OEM.

     The change in the business model from licensing ASIC technology to the distribution of the actual chips is meant to result in higher revenues and higher gross margin, but lower margin percentages due to the cost of ASIC chips and the costs of distribution and inventory maintenance by the third party. The Company made its first distribution in the first quarter of fiscal year 2001.

     The Company generates revenue from its OEMs through the sale of embedded imaging solutions in either turnkey or software development kit form. Historically, OEM demand for turnkey solutions had exceeded demand for SDK solutions. However, in the fiscal year 2000, the Company experienced a shift in demand away from turnkey solutions to demand for the Company's SDKs, particularly for its mature monochrome solutions. The Company has attempted to expand its solution offerings by incorporating related embedded imaging and networking technologies developed internally as well as licensed from third parties.

     The current market in which the Company operates has been consolidating, and the demand for the technology and products offered by the Company continued to decline throughout fiscal year 2001. Peerless provides its technology and products to the worldwide market for printers (21-69 PPM) and MFPs (21-110 PPM), unit volumes for which have been projected by International Data Corporation ("IDC") to grow at lower rates. It should also be noted that available data indicate retail prices are also declining in these market segments.

     The Company has experienced a change in its business environment as well. While it had been expected that SDK sales would result in an increase in the OEM products shipping, as OEMs that utilized Peerless SDKs developed and introduced multiple products, the increase in products shipping did not materialize, aggravating the decline in the Company's sales and the increase in its operating losses during fiscal year 2002. The engineering services business declined as OEMs took technology development in-house through the utilization of SDKs, and in situations where the SDKs did not address the current and particular needs of the OEM, the OEMs chose Peerless' competitors or elected to develop the needed technologies themselves.

     Although sales have increased during the quarter ended October 31, 2001, the Company is continuing to meet sales resistance from its customers. In the past, these OEMs have reduced the absolute number of new products being developed and in some instances, the OEMs have preferred to perform in-house development projects for the projects that they are developing and/or planning to launch. Although there have been fewer opportunities for the Company to sell its turnkey services and SDKs, the Company continued to support its current OEM controller customers in the digital printing devices business with its existing technology and has sized the organization to provide the necessary support and maintenance. During the current fiscal year, the Company has invested in research and development and has developed and integrated new product technologies that the Company will offer to its OEM customers in this and future quarters.

     As a result of the decline in the embedded controller business worldwide, the Company continues to explore opportunities to enhance the value of the Company, including new market opportunities, mergers, acquisitions and/or the sale of all or a portion of Company's assets.

     As a result of the decline in the storage business area, the Company experienced significant sales resistance from NAS and SAN customers. This sales resistance has caused the Company to explore a number of alternatives and options with respect to the Netreon subsidiary. Pursuit of satisfactory resolution to the Netreon storage business investment remains a high priority for the Company. There is no assurance that the Company can or will be successful in getting Netreon to a profitable state. Among other options, the Company is considering a shutdown of Netreon storage operations, a sale of the storage technology and an employee buyout.

     There is no assurance that the Company can or will be successful in the pursuit of these new opportunities or a solution to resolve Netreon meant to result in a return to a growth in revenues, profitability and an increase in shareholder value. Failure to realize success in the marketing of these new opportunities or as to Netreon could have a material adverse effect on the Company's operational results.


Results of Operations

Comparison of Three and Nine Month Periods Ended October 31, 2001 and October 31, 2000

     The Company's loss for the third quarter of fiscal year 2002 increased 34.2% to $(2.7) million or ($0.18) per basic and diluted share compared to a net loss of $(2.0) million or ($0.14) per basic and diluted share reported for the third quarter a year ago. The Company narrowed its net loss for the nine month period ended October 31, 2001 to $(8.5) million, or $(0.56) per basic and diluted share, compared to a net loss of $(10.6) million, or $(0.71) per basic and diluted loss per share a year ago. Results for the nine month period ended October 31, 2001 are net of $2.3 million of non-recurring other income related to the settlement of litigation.

     Total consolidated revenues were $7.7 million and $21.7 million for the three and nine months ended October 31, 2001, respectively, compared to $9.5 million and $24.0 million, for the comparable periods a year ago. The decrease from the year ago third fiscal quarter was due primarily to lower levels of per-unit royalty revenues and engineering services and maintenance revenues. Per-unit royalty revenues in the third quarter of fiscal year 2001 included $0.8 million in guaranteed minimum quarterly royalties. In the third quarter of last year, $4.4 million in block licenses were entered into and recognized as revenues. This year the Company has negotiated block license agreements such that block revenues are recognized over five quarters. During the quarter ended October 31, 2001 the Company recognized $5.2 million in revenues from block license agreements, $2.8 million of which was derived from block license agreements entered into in previous quarters.

     Total cost of revenues were $3.1 million and $10.7 million for the three and nine months ended October 31, 2001, respectively, compared to $4.6 million and $13.3 million for the comparable periods a year ago. Product licensing costs were $1.6 million and $5.2 million for the three and nine months ended October 31, 2001, respectively, compared to $2.0 million and $4.5 million for the comparable periods a year ago. The decrease in product licensing costs for the three month period was due primarily to the lower level of product licensing revenues and a lower level of licensing costs of third party technology in fiscal year 2002 resulting from increased Peerless property technology content. The increase in product licensing costs in the nine month period was due to licensing costs of third party technology bundled with Peerless' intellectual property that was associated with the $12.9 million in sales to OEMs of block licenses through the nine months ended October 31, 2001, which was a 35% increase over similar sales in the nine months ending October 31, 2000. Engineering services and maintenance costs for the three and nine month periods ended October 31, 2001 were $1.5 million and $4.7 million, respectively, compared to $2.4 million and $8.1 million in the comparable fiscal year 2001 periods. The decreases were due primarily to the lower level of business and staffing in engineering services and maintenance in the comparable periods of fiscal year 2002 as compared to fiscal year 2001.

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

     Total gross margins for the three and nine months ended October 31, 2001 were $4.6 million, or 59.8%, and $11.0 million, or 50.8%, respectively, compared to $4.9 million, or 51.5%, and $10.7 million, or 44.6%, for the comparable periods a year ago. Gross margins were impacted by the increased costs of projects that were nearing completion during the quarter ended October 31, 2001, net of the increased sales of products with higher content of Peerless proprietary technology. Gross margins are expected to decrease to approximately 50% in the fourth quarter of fiscal year 2002.

     Total operating expenses for the three and nine months ended October 31, 2001 were $6.8 million and $20.9 million, respectively, compared to $6.7 million and $21.2 million for the comparable periods a year ago.

     Total research and development expenses for the three and nine months ended October 31, 2001 were $3.6 million and $10.3 million, respectively, compared to $3.1 million and $9.3 million for the comparable periods a year ago. Research and development expense increased as engineering efforts were directed at NAS and SAN storage, MagicPrint(TM), and the development of new imaging technologies. It is expected that R & D expenses will remain relatively flat in the fourth quarter.

     Total sales and marketing expenses for the three and nine months ended October 31, 2001 were $1.5 million and $4.4 million, respectively, compared to $1.5 million and $4.6 million for the comparable periods a year ago. Sales and marketing expenses are expected to increase in the fiscal year 2002 fourth quarter.

     Total general and administrative expenses for the three months ended October 31, 2001 were $1.6 million, compared to $2.1 million for the comparable period a year ago. For the nine months ended October 31, 2001, total general and administrative costs were $6.2 million, compared to $7.3 million for the nine month period ending October 31, 2000. Decreases in staffing costs, and lower consulting and advisory fees were the primary factors for the decreases.

     The Company resolved a disputed claim regarding the licensing of its intellectual property and reported non-recurring other income of $2.3 million and collected a $1.5 million receivable during the nine months ended October 31, 2001.

     Interest income earned in both periods was attributable to interest and investment income earned on cash and cash equivalents and investment balances.

     The provision for income taxes for the three and nine months ended October 31, 2001 was primarily attributable to foreign taxes. The Company has provided a valuation allowance on its net deferred tax assets because of the uncertainty with respect to the Company's ability to generate future taxable income to realize the deferred tax assets.

Liquidity and Capital Resources

     Compared to January 31, 2001, total assets at October 31, 2001 decreased 25.2% to $27.8 million and stockholders' equity decreased 30.9% to $18.5 million. The Company's cash and investment portfolio at October 31, 2001 was $18.0 million and the ratio of current assets to current liabilities was 3:1. The Company used $2.9 million in cash during the nine month period ended October 31, 2001 to finance operations as compared to $4.0 million in cash used from operations during the nine month period ended October 31, 2000.

     The Company's investment activities during the nine month period ended October 31, 2001 provided cash of $5.4 million. It is the Company's policy to invest the majority of its unused cash in low risk government and commercial debt securities. The Company has not historically purchased, nor does it expect to purchase in the future, derivative instruments or enter into hedging transactions. For the nine month period ended October 31, 2001, the Company invested $0.9 million in property, equipment and leasehold improvements which was comparable to the $0.9 million invested during the nine month period ended October 31, 2000.

     In the nine months ended October 31, 2001, cash provided by the issuance of common stock under the Company's employee stock purchase plan and exercise of stock options was offset by a repurchase of the Company's common stock. During the nine month period ended October 31, 2001, the Company repurchased 150,000 shares of common stock for an aggregate cost of $0.1 million pursuant to a settlement agreement with one of the former owners of HDE, Inc. Those purchases occurred at the former owner's option, which option expired on October 10, 2001. Net cash provided by financing activities in the nine month period ended October 31, 2000 was $0.3 due to the issuance of shares under the Company's employee stock purchase plan and the exercise of common stock options.

     During the nine month period ended October 31, 2001, cash and investments decreased $3.5 million compared to a decrease of $5.4 million for the comparable period last fiscal year. To offset the Company's decrease in cash, the Company has made a determined effort to collect its accounts receivable. As a result, the Company had a $3.8 million reduction in net trade receivables during the nine month period, including a $1.2 million reduction in the third quarter of fiscal year 2002. The Company collected $4.0 million in block licenses that were included in revenues during the third quarter of fiscal year 2002. Additionally, the Company resolved a disputed claim regarding the licensing of intellectual property and as a result collected a $1.5 million long-term receivable during the nine months ended October 31, 2001.

     The Company has guaranteed Netreon's obligations under the lease for its Mountain View, California property. The aggregate lease payments through the remaining term of this lease, which expires on June 30, 2007, are $5.2 million. Under the current terms of this lease, the Company would remain obligated for such payments, regardless of any disposition of Netreon; however, the Company is continuing negotiations with the lessor concerning possible changes to the terms of the lease should the operating status of Netreon change.

     For the nine month period ended October 31, 2001, the Company incurred a loss and experienced negative cash flow from operating activities. The Company's principal source of liquidity is its cash and cash equivalents and investments, which, as of October 31, 2001 were $18.0 million in the aggregate; the Company expects to end the fourth quarter of fiscal year 2002 with $13 to $15 million in cash and cash equivalents and investments, which the Company believes is adequate to fund the Company until it is able to return to profitability and generate a positive cash flow. The Company does not have a credit facility and the Company does not expect to secure a line of credit in order to maintain liquidity.

     If the Company does not generate anticipated cash flow from sales, or if expenditures are greater than expected, the Company most likely will reduce discretionary spending, which would require the Company to delay, scale back or eliminate some or all of its development efforts, any of which could have a material adverse effect on the Company's business, results of operations and prospects. Further, if the Company continues to experience negative cash flows, as is anticipated, and is unable to increase revenues or to cut costs so that revenues generated from operating activities are sufficient to meet the Company's obligations as a result of which the Company exhausts current capital resources, the Company will be required to obtain additional capital from other sources. Such sources might include issuance of debt or equity securities, bank financing or other means that might be available to the Company to increase its working capital. Under such circumstances, there is substantial doubt as to whether the Company would be able to obtain additional capital on commercially reasonable terms, or at all. The inability to obtain such resources on commercially acceptable terms would have a material adverse effect on the Company, its operations, liquidity and financial condition, its prospects and the scope of strategic alternatives and initiatives available to the Company.

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

     Peerless has been unprofitable since the fourth quarter of fiscal year 2000, which ended on January 31, 2000, and expects to incur quarterly operating losses at least through the first half of fiscal year 2003 and perhaps beyond. There is no assurance that the Company will be profitable in the future.

     Continuing losses will deplete the Company's capital resources, and projected decreases in expenses are not expected to offset the decline in revenues. The factors noted below have had and will continue to have a material adverse effect on the Company's future revenues and/or results of operations.


The future demand for the Company's current Imaging products is uncertain.

     Peerless' current technology and products in the Imaging segment have been in the marketplace for an average of 27 months as of October 31, 2001. This represents an 80% increase from the average of 15 months that the Company's products had been in the marketplace as of October 31, 2000. The growth in the average age of current technology and products in the marketplace reflects the decline in demand for the Company's technology and products. While Peerless continues to license its current technology and products to certain OEMs, and has introduced new technology and products this current fiscal year, there can be no assurance that the OEMs will continue to need or utilize the current technology and products the Company offers.

Possible disposition or discontinuation of all or a part of Netreon's business could materially and adversely affect Peerless and its stock price.

     To date, Netreon's products have not found substantial acceptance in the marketplace. As a result, Netreon has not become financially self-sufficient, and Peerless has had to continue to fund its development efforts. There is no assurance that Netreon's products will be accepted in the marketplace, or that Netreon will become a profitable line of business. Peerless continues to explore various options and strategic alternatives to reduce substantially the level of operating costs of Netreon that Peerless is funding. Towards this end, there have been substantial reductions in the Netreon workforce. Additional options and alternatives under exploration include a sale of all or a substantial part of Netreon and shutdown of Netreon, with or without a sale of its technology assets. The realization of any of these scenarios could have a material adverse effect on Peerless and the trading prices of the Company's common stock.


The current market in which Peerless operates has been consolidating and demand for its Imaging technology and products has been declining.

     The Company provides its technology and products to the worldwide market for printers (21-69 PPM) and MFPs (21-110 PPM), unit volumes for which have been projected by International Data Corporation to grow at lower rates. Available data indicates that retail prices are declining in these segments. Both of these segments are key target markets for the Company. There has been a decline in the number of contracts that the Company has with OEMs under which the Company is currently performing services and granting licenses, and this decline is likely to continue along with the demand for the technology and products the Company presently offers. Competitors are merging into larger business units with the resulting strength to acquire and impose a competitive advantage in the Company's market segments.


Peerless may be unable to develop new and enhanced products that achieve widespread market acceptance.

     Peerless currently derives substantially all of the Company's revenues from licensing and sales of the Company's embedded imaging software and products. Peerless expects that revenue from the embedded imaging products will continue to account for a substantial portion of revenues for the remainder of fiscal year 2002 and beyond. Additionally, the Company's future success depends in part on the Company's ability to address the rapidly changing needs of potential customers in the storage marketplace and the introduction of high-quality, cost-effective storage products, product enhancements and services on a timely basis, and by keeping pace with technological developments and emerging storage industry standards has not achieved the expected results. The Company's failure to develop and to successfully introduce new products and product enhancements in the Company's prime marketplaces could materially and adversely affect the Company's business and financial results.


Peerless relies on relationships with certain customers and any change in those relationships will harm the Company's business.

     During the third quarter of fiscal year 2002, three customers each generated greater than 10% of the revenues and collectively contributed 57% of revenues. Block license revenues for the same time period amounted to $5.2 million, or 67%, of revenues. During the third quarter of fiscal year 2001, four customers each generated greater than 10% of the revenues, that collectively contributed 60% of revenues. There were $4.4 million of block license revenues during the third quarter of fiscal year 2001.

     Although the acquisitions of Netreon and PSIP and the Company's on-going sales efforts have expanded the Company's potential customer base, a limited number of OEM customers continue to provide a substantial portion of Peerless' revenues. There presently are only a limited number of OEM customers in the digital document product market to which the Company can market its technology and services. Therefore, the Company's ability to replace a lost customer or offset a significant decrease in the revenues from a particular customer is severely constrained. A reduction in business from a customer providing a significant portion of the Company's revenues will have a material adverse effect on the Company's operating results.


Peerless relies on relationships with a certain technology vendor and any change in those relationships will harm the Company's business.

     The Company has a licensing agreement with a certain technology vendor to bundle and sublicense the vendor's licensed products with the Company's licensed software. This relationship accounted for $4.5 million in revenues and an associated $1.6 million in cost of revenues in the third quarter of fiscal year 2002. Should the agreement be terminated or canceled by the certain technology vendor, there is no assurance that the Company could replace that revenue within an immediate term. Such an event would have a material adverse effect on the Company's operating results.


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

     The Company's recurring licensing revenue model has shifted from per-unit royalties paid upon OEM shipment of product and guaranteed quarterly minimum royalties to a model that results in revenues associated with the sale of SDKs and block licenses. The reliance on block licenses has occurred due to aging OEM products in the marketplace, reductions in Adobe product penetration, reductions in the number of OEM products shipping and a design win mix that changed from object code licensing arrangements to predominately SDKs. Revenues could continue to fluctuate significantly from quarter to quarter as the number and value of design wins vary or if block licenses are delayed or are lost to competitors. Any of these factors could have a material adverse effect on the Company's operating results.


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

     Peerless currently sublicenses third party technologies to the Company's OEM customers. Such sublicense agreements are non-exclusive. If Peerless is determined not to be in compliance with the Company's agreements with its licensors, Peerless may forfeit the Company's right to sublicense these technologies. Likewise, if such sublicense agreements were canceled, Peerless would lose the Company's right to sublicense these technologies. Additionally, the licensing of these technologies has become very competitive, with competitors possessing substantially greater financial and technical resources and market penetration than Peerless. As competitors are pursuing aggressive strategies to obtain similar rights as held by Peerless to sublicense these third party technologies there is no assurance that Peerless can remain competitive in the marketplace if one or more competitors are successful.


The Company's reserves for accounts receivable may not be adequate.

     The Company's net accounts receivable declined to $2.6 million as of October 31, 2001, down from $7.9 million as of January 31, 2001, reflecting significant collections from several major customers, including the conversion of unbilled receivables to accounts receivable and the resolution of a disputed claim regarding the licensing of intellectual property resulting in a collection of a $1.5 million long-term receivable. Although Peerless feels that the Company's reserves for accounts receivable are adequate for fiscal year 2002, there can be no assurance this is the case. If the Company's reserves for accounts receivable are inadequate, it could have a material adverse effect on the Company's results of operations.


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


Peerless relies on certain third party providers for applications to develop the Company's products. As a result, Peerless is vulnerable to any problems experienced by these providers, which may delay product shipments to the Company's customers.

     Currently, Peerless relies on three independent parties, Motorola, IBM Microelectronics and NEC Microelectronics, each of which provides unique application specific integrated circuits incorporating the Company's imaging technology for use by the Company's OEMs. These sole source providers are subject to materials shortages, excess demand, reduction in capacity and/or other factors that may disrupt the flow of goods to the Company's customers thereby adversely affecting the Company's customer relationships. Any such disruption could limit or delay production or shipment of the products incorporating the Company's technology, which could have a material adverse effect on the Company's operating results.

     Additionally, Peerless has relationships with Adobe and Novell that address many critical aspects of the Company's OEM customers' needs and represent significant portions of the Company's revenue. Peerless has licensed from Adobe, for internal development purposes, the right to use Adobe's PostScript Software to enable the Company's products to provide Adobe's PostScript printing. Peerless has licensed to Adobe several of the Company's technologies and has developed technologies for Adobe for which Peerless receives royalties.

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

   Risks inherent in the Company's international business activities also include:

   .  disruptions by terrorists of normal channels of distribution;

   .  disruptions by terrorists of normal communications lines;

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

   During the past several years and continuing through fiscal year 2002, the Pacific Rim economies have been financially depressed. As a result, some members of the imaging industry have reported negative financial impacts attributable to a decrease in demand from Pacific Rim customers. The Company's Pacific Rim customers are comprised primarily of companies headquartered in Japan. These Japanese OEMs sell products containing the Company's technology primarily in the North American, European, and Asian marketplaces. These revenues have declined and there can be no assurance that revenues from Japanese OEMs will not continue to decline in future quarters.


The Company's stock price may experience extreme price and volume fluctuations.

   The Company's common stock has experienced significant price volatility and over the past 60 days generally has been trading at less than $2.00 per share, including a period during which the stock traded at less than $1.00 per share. Such price volatility may occur in the future. Factors that could affect the trading price of the Company's common stock include:

   .  swings in quarterly results of operations;

   .  announcements of new products by the Company or the Company's competitors;

   .  developments or disputes with respect to proprietary rights;

   . a disposition of Netreon or its assets or a discontinuation of Netreon's business;

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

   As of December 7, 2001, Peerless had 15,372,839 shares of common stock outstanding, which does not include x,xxx,xxx shares subject to options outstanding as of such date under stock option plans that are exercisable at prices ranging from $0.39 to $22.375 per share and 150,000 shares held in treasury. Management cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale will have on the market price of common stock prevailing from time to time. Certain holders of the Company's common stock have registration rights with respect to their shares. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options), or the perception that such sales could occur, may materially and adversely affect prevailing market prices for common stock.


The Company's common stock may be removed from listing on the Nasdaq National Market and thus may not provide adequate liquidity.

   On February 23, 2001, Peerless received a notice from Nasdaq indicating that Peerless had failed to maintain a minimum bid price of $1.00 over a 30 trading day period as required by Marketplace Rule 4450(a)(5) and that Peerless had until May 24, 2001 to regain compliance. On May 21, 2001, Peerless received notice from Nasdaq that Peerless had regained compliance. While Nasdaq has implemented a temporary moratorium on delistings due to share price, there can be no assurance that compliance with Nasdaq listing requirements will be maintained following the expiration of such moratorium in January 2002. If Peerless is unable to maintain compliance, the Company's common stock may be subject to being removed from listing on the Nasdaq National Market. Trading in the Company's common stock after a delisting, if any, would likely be conducted in the over-the-counter markets in the so-called "pink sheets" or the National Association of Securities Dealers' Electronic Bulletin Board and could also be subject to additional restrictions. As a consequence of a delisting, the Company's stockholders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's common stock. In addition, a delisting would make the Company's common stock substantially less attractive as collateral for margin and purpose loans, for investment by financial institutions under their internal policies or state legal investment laws or as consideration in future capital raising transactions.


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

   The Company's cash and short-term investment portfolio was $15.7 million at October 31, 2001 and the current ratio of assets to current liabilities was 3:1. For the nine month period ended October 31, 2001, Peerless used $2.9 million in cash to finance operations.

   The Company's principal source of liquidity is the Company's cash and cash equivalents and investments, which, as of October 31, 2001 were $18.0 million in the aggregate; the Company expects to end the fourth quarter of fiscal year 2002 with $13 to $15 million in cash and cash equivalents and investments, which the Company believes is adequate to fund the Company until it is able to return to profitability and generate a positive cash flow. For the nine month period ended October 31, 2001, Peerless incurred a loss and experienced negative cash flow from operating activities. Peerless does not have a credit facility and Peerless does not expect to secure a line of credit. If Peerless does not generate anticipated cash flow from licensing, or if expenditures are greater than expected, Peerless most likely will reduce discretionary spending, which could require a delay, scaling back or elimination of some or all of the Company's development efforts, any of which could have a material adverse effect on the Company's business, results of operations and prospects. Furthermore, if Peerless continues to experience negative cash flows, as is currently forecasted, and Peerless is unable to increase revenues or cut costs so that revenues generated from operating activities are sufficient to meet the Company's obligations as a result of which Peerless exhausts current capital resources, Peerless will be required to obtain additional capital from other sources. Such sources might include issuances of debt or equity securities, bank financing or other means that might be available to increase the Company's working capital. Under such circumstances, there is substantial doubt as to whether Peerless would be able to obtain additional capital on commercially reasonable terms or at all. The inability to obtain such resources on commercially acceptable terms could have a material adverse effect on the Company's operations, liquidity and financial condition, the Company's prospects and the scope of strategic alternatives and initiatives available to the Company.


If Peerless fails to adequately protect the Company's intellectual property or face a claim of intellectual property infringement by a third party, Peerless could lose the Company's intellectual property rights or be liable for damages.

   The Company's success is heavily dependent upon the Company's proprietary technology. To protect the Company's proprietary rights, Peerless relies on a combination of patent, copyright, trade secret and trademark laws as well as the early implementation and enforcement of nondisclosure and other contractual restrictions. As part of the Company's confidentiality procedures, Peerless' policies are to enter into written nondisclosure agreements with the Company's employees, consultants, prospective customers, OEMs and strategic partners and to take affirmative steps to limit access to and distribution of the Company's software, intellectual property and other proprietary information. Despite these efforts, Peerless may be unable to effectively protect the Company's proprietary rights and the enforcement of the Company's proprietary rights may be cost prohibitive.

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

   Peerless holds eight patents issued in the United States, one of which is also issued in France, Germany, Great Britain and Hong Kong. The issued patents relate to techniques Peerless has developed for generating output for continuous synchronous raster output devices, such as laser printers. Peerless has five patent applications pending in Japan, nine applications pending in the United States, four applications pending in the European Patent Office and two applications each pending in Hong Kong and Canada. There can be no assurance that patents Peerless holds will not be challenged or invalidated, that patents will issue from any of the Company's pending applications or that any claims allowed from existing or pending patents will be of sufficient scope or strength (or issue in the countries where products incorporating the Company's technology may be sold) to provide meaningful protection or any commercial advantage to the Company. In any event, effective protection of intellectual property rights may be unavailable or limited in certain countries. The status of United States patent protection in the software industry will evolve as the United States Patent and Trademark Office grants additional patents. Patents have been granted to fundamental technologies in software after the development of an industry around such technologies and patents may be issued to third parties that relate to fundamental technologies related to the Company's technology.

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

   The industry in which Peerless operates has experienced significant downturns, both in the United States and abroad, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Over the past two years, Peerless has experienced a shift in OEM demand from the historically prevailing requirement for turnkey solutions toward SDKs. Because Peerless has experienced a general decrease in demand for engineering services, engineering services resources have been re-deployed to research and development. Should this trend abruptly change, Peerless may be unable to re-deploy labor effectively and timely, which inability could have a material adverse effect on the Company's operational results.

                          PART II--OTHER INFORMATION

Item 1--Legal Proceedings.

   The Company engaged in the following litigation matters:

   On August 28, 2000, a stockholder class action lawsuit was filed against the Company and two of the Company's former officers in the United States District Court for the Southern District of California. A second stockholder class action lawsuit was filed on September 19, 2000 against the Company and the same two former officers of the Company in the same United States District Court. On April 17, 2001, the Company was served with an Amended and Consolidated Complaint. These lawsuits allege a scheme to artificially inflate the Company's stock price based on alleged misleading public announcements and seek compensatory damages with interest and attorneys fees, fees and expenses. Peerless believes all of the claims to be without merit. A hearing on the motion filed by the Company and the two former officers to dismiss the Amended and Consolidated Complaint was held on October 9, 2001. A ruling by the Court will be forthcoming.

Item 2--Changes in Securities.

   None


Item 3--Defaults Upon Senior Securities.

   None


Item 4--Submission of Matters to a Vote of Security Holders.

   None


Item 5--Other Information.

   None

Item 6--Exhibits and Reports on Form 8-K.

  (a) Exhibits:

      None

  (b) Reports on Form 8-K:

      Form 8-K was filed as of September 7, 2001 reporting other events pursuant to Item 5 of Form 8-K.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                  Peerless Systems Corporation


Date: December 14, 2001           By:         /s/ Howard J. Nellor
                                      ------------------------------------------
                                                  Howard J. Nellor
                                        President and Chief Executive Officer
                                             (Principal Executive Officer)


Date: December 14, 2001           By:         /s/ William R. Neil
                                      ------------------------------------------
                                                  William R. Neil
                                           Vice President of Finance and
                                               Chief Financial Officer
                                              (Principal Financial and
                                                 Accounting Officer)