Form 10-K
period 2002-01-31
PEERLESS SYSTEMS CORP
filed 2002-05-01
CIK 897893

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended January 31, 2002

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

                     Common Stock, $.001 Par Value Per Share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market on April 24, 2002 was approximately $26,208,662.

     The number of shares of Common Stock outstanding as of April 24, 2002 was 15,416,860.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain parts of the Peerless Systems Corporation Proxy Statement relating to the annual meeting of stockholders to be held on or around June 20, 2002 (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

================================================================================

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements prompted by, qualified by or made in connection with such words as "will be," "continue," "anticipates," "estimates," "expects," "continuing," "projects," "returning to," "plans," "targets," "exploring," "intends," and "believes" and words of similar substance signal forward-looking statements. Likewise, the use of such words in connection with or related to any discussion of or reference to the Company's future business operations, opportunities or financial performance sets apart forward-looking statements.

     In particular, statements regarding the Company's outlook for future business, financial performance and growth, including projected revenue, both quarterly and from specific sources, profit, spending, including spending on research and development efforts, costs, margins and the Company's cash position, as well as statements regarding expectations for the digital imaging market, new product development and offerings, customer demand for the Company's products and services, market demand for products incorporating the Company's technology, future prospects of the Company, and the impact on future performance of organizational and operational changes; all constitute forward-looking statements.

These forward-looking statements are just projections and estimations based upon the information available to the Company at this time. Thus they involve known and unknown risks and uncertainties such that actual results could differ materially from those projected in the forward-looking statements made in this Annual Report on Form 10-K. Risks and uncertainties include, but are not limited to: a) changes in the marketplaces in which the Company offers its products; b) the failure of Peerless' business to produce the projected financial results; c) the failure of Peerless to maintain its margins due to changes in its business model in reaction to competitive pressures; d) the delay in or the non-acceptance by the market of new product and technology offerings; e) the inability of the Company to retain and attract the technical talent to compete effectively in the marketplace for imaging; f) the failure of Peerless' markets to achieve anticipated growth rates; g) unfavorable economic conditions resulting in decreased demand for original equipment manufacturers' ("OEMs") products using Peerless' technology, making it difficult for the Company to obtain new licensing agreements; h) OEM's determinations not to proceed with development of products using Peerless' technology due to, among other things, changes in the demand for anticipated OEM products, age of Peerless' technology, concerns about Peerless' financial position and Peerless' competitors offering alternative solutions; i) the lack of acceptance of Peerless' Internet printing technology by users in the hospitality markets; j) Peerless' competitors coming to market with new products or alternative solutions that are superior or available at a lower cost or earlier than anticipated or believed to be possible; k) the markets in imaging and networking may not grow to anticipated levels; l) the costs associated with the development and marketing of products for imaging and networking may be higher than currently forecasted; m) an unfavorable outcome to the class action lawsuit presently being litigated; n) changes in demand for the Company's products and services based on market conditions and the competitiveness of Peerless' products from both technological and pricing perspectives; o) the Company's inability to maintain or further improve operating efficiencies or to further streamline operations; p) the impact on the Company's financials of any future need to expand the organization to meet customer or market demands; q) continuing unfavorable world-wide economic conditions exacerbated by the terrorist attacks on the worldwide financial infrastructure; and r) other factors affecting Peerless' business and the forward-looking statements set forth herein. Those risks and uncertainties include those set forth in pages 26 through 34 of this Annual Report on Form 10-K.

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

                          PEERLESS SYSTEMS CORPORATION

                          2002 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----
PART I

Item 1.    Business                                                                                  4

Item 2.    Properties                                                                               16

Item 3.    Legal Proceedings                                                                        16

Item 4.    Submission Of Matters To A Vote Of Security Holders                                      16

PART II

Item 5.    Market For The Registrant's Common Equity Related Stockholder Matters                    17

Item 6.    Selected Financial Data                                                                  17

Item 7.    Management's Discussion And Analysis Of Financial Condition And Results Of Operations    18

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                               26

Item 8.    Consolidated Financial Statements And Supplementary Data                                 35

Item 9.    Changes In And Disagreements With Accountants On Accounting And Financial Disclosure     35

PART III

Item 10.   Directors And Executive Officers                                                         36

Item 11.   Executive Compensation                                                                   36

Item 12.   Security Ownership Of Certain Beneficial Owners And Management                           36

Item 13.   Certain Relationships And Related Transactions                                           36

PART IV

Item 14.   Exhibits, Financial Statement Schedules And Reports On Form 8-K                          37

                                   TRADEMARKS

     Memory Reduction Technology(R) (MRT), PeerlessPowered(R), WinExpress(R), PeerlessPrint(R), RedipS(R), AccelePrint(R), SyntheSys(R) and QuickPrint(R) are registered trademarks of Peerless Systems Corporation. MagicPrint(TM), VersaPage(TM) and PerfecTone(TM) are trademarks of Peerless Systems Corporation and are the subjects of applications pending for registration with the United States Patent and Trademark Office. PeerlessPage(TM), ImageWorks(TM) and WebWorks(TM) are trademarks of Peerless Systems Corporation. Peerless Systems, P logo, and Peerless logo are trademarks and service marks trademarks of Peerless Systems Corporation registered in Japan. RedipS is a trademark of Peerless Systems Corporation registered in Canada and in the European Community. PeerlessPrint is a trademark of Peerless Systems Corporation which is the subject of applications for registration pending in Japan and the European Community. PeerlessPrint (in Katakana) is a trademark of Peerless Systems Corporation which is the subject of an application for registration pending in Japan. This Annual Report on Form 10-K also refers to various products and companies by their trademark names. In most, if not in all cases, their respective companies claim these designations as trademarks or registered trademarks.

     PART I

     Item 1-Business.

     Peerless Systems Corporation ("Peerless" or the "Company") provides software-based imaging and networking technology for digital document products and integrates proprietary software into enterprise networks of original equipment manufacturers ("OEMs").

     Digital document products include monochrome and color printers, copiers, fax machines and scanners, as well as multifunction products ("MFPs") that perform a combination of these imaging functions. In order to process digital text and graphics, digital document products rely on a core set of imaging software and supporting electronics, collectively known as a digital imaging system. Network interfaces supply the core technologies to digital document products that enable them to communicate over local and wide area networks and the Internet. The Peerless family of products and engineering services provide fully integrated advanced and proprietary imaging and networking technologies that enable the Company's OEM customers and third party developers for OEM's to develop stand-alone and networked digital printers, copiers, and MFPs quickly and cost effectively. The Company markets its solutions directly to OEM customers including Canon, Konica, Kyocera, Ricoh, Oki Data, Seiko Epson, Minolta, and Matsushita Electric Industries. The Company is currently exploring alternative methods for distributing its technology into new markets, including packaged configurations suitable for direct sale to distribution channels and regional sales organizations.

     The Company's traditional embedded development focus has historically been to offer high performing systems at a lower cost compared to competitive offerings. Peerless controllers achieve their performance objectives by interpreting printer description languages such as Adobe PostScript, PeerlessPrint 5C or PeerlessPrint 5E, and PeerlessPrint 6 while simultaneously executing raster image processing commands on Peerless' proprietary co-processor. Lower component costs result from reducing the amount of random access memory ("RAM") required to process raster images through the use of Peerless' proprietary application specific integrated circuit ("ASIC") compression technology. Integrating network components further reduces the cost of Peerless' solutions and software typically supplied by third party technology vendors in separately mounted network interface cards. Peerless software has a modular architecture allowing for fast replacement of the key components required to support new printer and copier engine interfaces. This architecture helps OEMs meet the fast time to market requirements in today's hardcopy imaging business. These three core areas of higher performance, lower cost, and fast time to market describe the competitive advantages of Peerless technologies in the printer controller markets.

     In June 1999, Peerless acquired Auco, Inc., which became a wholly-owned subsidiary of the Company named Netreon, Inc. ("Netreon"). On January 29, 2002, Peerless divested itself of the Netreon storage management operations while retaining the networking technology obtained from the 1999 acquisition of Netreon for the continuing integration into Peerless' core imaging product development. As part of this divesture, the Company and Netreon negotiated the termination of the Company's obligations under the lease agreement for the Mountain View facility then occupied by Netreon that obligated the Company for a total of approximately $5.1 million over the remaining 65 months of the lease. In consideration of the termination of the Company's obligations, the Company paid the landlord of such property approximately $0.9 million. The Company continues to hold a minority interest in the newly independent storage management software company arising from the divestiture.

In December 1999, the Company acquired HDE, Inc. ("HDE"), a developer of digital imaging and Internet printing products. HDE's name was changed to Peerless Systems Imaging Products, Inc. ("PSIP") and PSIP is a wholly-owned subsidiary of Peerless. This acquisition expanded Peerless' presence in the digital imaging and Internet printing solutions markets, and added new customers to the Company's portfolio. In conjunction with PSIP's strategic relationship with Adobe Systems Incorporated, Peerless now ranks among the leading embedded Adobe PostScript suppliers to the imaging market. PSIP has engaged in the development of Internet printing solutions, such as enabling users to print without the need to load drivers on their computing device.

     The Company believes that the combination of its established network software solutions and expertise in Microsoft Windows and Internet technologies have put Peerless in the vanguard of networking, Internet printing, and directory integration for networked imaging devices.

     Peerless was incorporated in California in 1982 and reincorporated in Delaware in September 1996.

     Digital Document Products

     Industry Background

     Today's office environment is increasingly dependent on a variety of electronic imaging products such as printers, copiers, fax machines, scanners, and MFP devices, collectively known as digital document products. These imaging products also have become common in the home environment. Historically, most electronic imaging products in the office environment have been stand-alone, monochrome (black-and-white) machines, which are dedicated to a single print, copy, fax or scan function. However, with the proliferation of personal computers, desktop publishing software, network computing, and color, documents increasingly are being created, stored and transmitted digitally, thereby creating the need for digital document reproduction.

     Digital documents have become increasingly complex and may include digital text, line art or photographic images. In order to process and render these documents, digital document products rely upon a core set of imaging software and supporting electronics collectively known as a digital imaging system. A digital imaging system may be integrated with a digital document product in a variety of configurations: embedded, where it resides completely inside the imaging device, attached, where it resides outside the imaging device but is physically attached to it, and stand-alone, where it resides completely outside the imaging device. To date, the majority of embedded imaging systems have been developed and produced internally by digital document product manufacturers such as Hewlett-Packard ("HP"), Xerox, and Canon, whereas attached and stand-alone imaging systems have, for the most part, been developed by third party suppliers.

     Based primarily on data and projections provided by International Data Corporation ("IDC"), the Company estimates that the worldwide digital document market was approximately $51 billion in 2001. The Company estimates that the total color and monochrome printer and MFP controller market will grow by approximately 8% per year during the next five years. The Company estimates that the monochrome and color printer and MFP controller licensing market will grow by approximately 12% per year during the next five years.

     Developments in the Digital Document Products Market

     Rapid changes in technology and end-user requirements have created challenges for digital document product manufacturers, particularly in the area of digital imaging systems. These changes include increased technical complexity, the demand for color imaging, the emergence of MFPs, the increased role of networking, and the emergence of Internet printing standards.

     Ever Increasing Technical Complexity. Like other high technology markets, the digital document products market is under constant pressure to offer higher performance, higher quality solutions at prices that are equivalent to or lower than previous levels. The imaging devices themselves operate at speeds, resolutions, and levels of color quality that require the imaging system to process and deliver data at very high rates.

     Digital imaging systems use a variety of software and hardware techniques to process large volumes of data in a cost effective way. As end users demand higher levels of print performance and quality, digital imaging systems must increase in sophistication without becoming prohibitively expensive.

     Demand for Color Imaging. The processing requirements that color printing imposes on a digital imaging system is one of the key reasons why monochrome printing continues to prevail in the office environment. Nevertheless, the Company's market research indicates that the desire for cost effective color printing in the office environment is increasing to the point where end users are demanding color printing at monochrome speeds and prices. Digital document product manufacturers are addressing the performance issue with more sophisticated imaging devices that are capable of printing multiple colors concurrently (so called "tandem" print engines), which in turn require more sophisticated digital imaging systems to supply them with print data.

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

     Increased Role of Networking. Within the office environment, digital document products increasingly are deployed in a networked configuration. The network connectivity rate of MFPs in the enterprise is estimated to be in the range of 50-60% by IDC. Because multiple local area network protocols and network operating systems are deployed in the corporate network environment, networked digital document products must support a broad array of networking technologies to maximize accessibility by various user groups. The network environment is also changing rapidly and becoming increasingly complex, with a growing requirement for remote network management that extends across local area networks, wide area networks, the enterprise information technology ("IT") environment and the Internet. A key indicator of the growing network management requirements is the rise in the deployment of Directory based management systems which consolidate information about all network resources and users in a centrally managed directory such as Microsoft Active Directory (R) or Novell's eDirectory (TM).

     In addition, because the majority of office digital document products are networked, the image processing intelligence may be partitioned and located anywhere within the network: at the site of document or image origination, at a server, or, as is typically the case today, inside the digital document product itself. In some instances, such as when printing to a remote location, it can be advantageous to perform image pre-processing and compression at the document origination site prior to transmission over usage-sensitive or congested facilities. In other instances, such as when printing from a graphics workstation, it can be advantageous to perform most of the image processing at the printer in order to offload a host computer that is under a heavy workload. In order to accommodate the emerging needs of the networked office environment, an optimal digital imaging system must employ a modular architecture capable of serving and managing distributed corporate resources.

     Growing need for device and document management. Shared imaging devices on a network require greater levels of administrative control than stand-alone devices. Users and administrators must be able to discover printing services on a network, and a well designed imaging device should be able to "advertise" its capabilities. Systems that are capable of processing a high volume of print jobs originating from a variety of clients are expected to report back considerable detail about those jobs for accounting purposes and to alert remote users about error conditions that require human intervention. Such systems often are capable of holding documents for printing at a later time or routing documents to other parts of the network for additional processing. Document security is a paramount concern in the corporate market, and secure access to an imaging device helps prevent unauthorized abuse. In such an environment, the digital imaging system becomes part of the entire document management work flow, not just an end point that simply outputs sheets of paper.

     Emergence of Internet Printing Standards. The requirements of a global economy managed by a mobile work force that travels frequently to worldwide business locations include the need to print to devices both across the Internet and within remote Intranets using temporary connections. The Printer Working Group ("PWG"), an international standards body comprised of the leaders in the enterprise printing industry, has developed a communications protocol for the transmission and management of print jobs over TCP/IP connected networks. The Internet Printing Protocol ("IPP") standard has been adopted by many leading printer OEMs and is available in increasing numbers of commercially available products. A further major application of the IPP standard is IPP-Fax, which is envisioned as a real-time Internet fax-like service for document image sending and receiving. Peerless has been a leader in the development of the emerging IPP-Fax standard. The PWG is also expected to consider how to leverage IPP across wireless network interfaces. These wireless communications options can enable more devices to use Internet printing services.

     Change in patterns of OEM Demand. There has been a general decline in the rates of growth for the work group printer and copier market segments in which Peerless is primarily engaged. While the markets for these products have continued to grow in absolute numbers, the rates of growth have declined. With the decline in the rates of growth, the OEMs that produce products in these markets have reacted by engaging in internal controller development and consolidating through mergers and acquisitions. In addition, the OEMs are now introducing new product platforms at a slower rate than they had in the past.

     Technology

     The Company develops proprietary technologies for the digital imaging and digital document marketplace that are designed to provide meaningful improvements in performance, cost and time-to-market for Peerless' OEM customers. The Company's proprietary object-based imaging system reduces the size of digital document imaging files with virtually no loss of visual quality. This proprietary technology enables the Company's OEM customers to reduce memory cost and increase print quality and speed, while eliminating or reducing the need for incremental compression technology. When optimized, this component of the digital imaging system can provide significant cost savings and performance differentiation to digital document product manufacturers. The Company incorporates complementary technologies, or makes its technologies compatible with third party technologies, in order to provide its customers with a more comprehensive imaging solution.

     Object-Based Image Processing. Peerless has developed a proprietary approach to the embedded imaging task. Peerless' object-based image processing technology recognizes basic imaging elements in the document, differentiating between text, line art and photographs much as the human eye does. Peerless' approach is distinguished from that of many other imaging systems which utilize a different method for processing documents selected for printing. These systems convert a file that represents a document page into a bitmap and then process all page elements as a collection of pixels. Because bitmaps generate large files, the image-processing task can become time-consuming, requiring subsequent document pages to be stored in memory while previous pages are being processed. To accommodate memory limitations, file compression techniques are often utilized. These compression techniques frequently result in a loss of clarity and detail in the printed document, and require significant processing power.

     Peerless' software creates a compact command stream known as a display list that assembles all the printable objects on the page in an intermediate representation of the document to be printed. This display list is a more concise means of representing the imaging information of the document, enabling complex imaging data to be processed more quickly and with less memory, typically without resorting to compression techniques that degrade the image. For high performance applications, the display list can be processed in real time with assistance from a Peerless-designed graphics co-processor embedded in the digital document product. Because Peerless' technology enables the page image to be rendered and delivered to the print engine in real time, concurrent with the transmission of the document print file from the host computer, memory requirements can be reduced and performance can be enhanced. Furthermore, the image quality or resolution can be modified to accommodate limitations in the digital document product's memory, or progressively enhanced by installation of additional memory. The Company's object-based image processing technology provides more significant benefits as the image processing workload increases, which occurs with increased resolution or a transition from monochrome to color.

     Systems Architecture. The Company's Systems Architecture, which it has branded as "ImageWorks(TM)", takes advantage of hardware and software design methodologies which have allowed the company to establish a modular approach to its architecture. This modular approach has enabled the Company to have standardized interfaces for its family of products and further allows for its imaging solutions to be ported to a variety of platforms, languages and applications. For example, the standardized PeerlessPage interface provides the ability to support multiple printer languages. The PeerlessPage object-based imaging modules are both platform and device-independent, and are able to accommodate a variety of print engines and controller architectures. This architecture is capable of supporting monochrome and color digital documents products and is being modified to support higher performance color solutions.

     The Company has also developed a set of application programming interfaces ("APIs") that enable the support of features and functions such as spooling, stored macros, stored forms, electronic collation, and stapling.

     The Company has recently begun developing system architectures and technologies to support driverless printing for the mobile and hospitality printing marketplace.

     Technology Partners. The Company has established relationships that permit it to offer its customers complementary technologies developed by various technology partners. Adobe has been a development partner with Peerless since 1992 and the relationship has grown with each new application of Peerless and Adobe technologies. In 1999, Adobe and Peerless entered into a PostScript Software Development License and Sublicense Agreement that expanded the application and integration of the respective technologies. The Company's relationship with Adobe permits the Company to offer a convenient and optimized Adobe PostScript-enabled solution, as well as directly license PostScript to its OEM customers.

     Peerless has invested in the development of PSIP's VersaPage API technology which is designed to better enable OEMs to integrate Adobe PostScript into their products. In addition, the Company incorporates font rasterizers into its imaging solution to enable its OEM customers to license font technology from providers such as Agfa Corporation and Bitstream, Inc. The Company has also established semiconductor agreements with some of the leading developers and manufacturers of RISC (reduced instruction set computer) microprocessors in order to offer integrated processor and co-processor solutions. The integrated processors combine the Company's basic imaging rendering functionality with an industry-standard microprocessor.

     Peerless has a strategic partnership with Novell. The partnership covers networking and device management software licenses for imaging devices across the Novell NDS (Novell Directory Services) server environment, which includes NEST ('Novell Embedded Systems Technology') Server Software and eDirectory. The Company's agreement with Novell enables Peerless to directly license embedded directory and network services technology for multiple market segments, allowing Peerless to offer greater functionality for all network devices, extending the Company's reach from digital output systems to other devices such as set top boxes and cable modems. Peerless also provides custom engineering to OEMs for implementation of Novell NDPS (Novell Distributed Print Server) gateways.

     Products and Solutions

     The main source of Peerless revenues comes from its software-based imaging and networking systems for the digital document product marketplace. The Company's technology and engineering services provide advanced imaging solutions that enable the Company's OEM customers to develop digital printers, copiers and MFPs cost effectively. The Company delivers its products to its OEM customers in multiple ways, including: licensing of the Company's software development kit ("SDK") that provides imaging and networking technology for the OEM's internal product development; turnkey product development whereby the Company provides the technology and the additional engineering services necessary to integrate the appropriate technology into a complete imaging system solution optimized to the OEM's specific requirements; and a co-development relationship that combines the licensing of Peerless technology with joint Peerless and OEM engineering resources.

     Peerless' technology allows copiers and printers to be shared across work groups, a distributed enterprise and the Internet. The Company's products support a wide range of digital printing devices for both direct connect and networked configurations, including: desktop color printers; digital black and white copiers; digital black and white laser printers; digital color copiers and language-enabled (i.e., PostScript, PeerlessPrint5C, or PeerlessPrint6), as well as raster-based desktop inkjet printers. Peerless' raster-based solutions (often referred to as "GDI" or "Windows" printing technology) are marketed under the trade name AccelePrint(TM), and are capable of driving a variety of lower cost monochrome and color devices, including both printers and copiers.

     The Company has designed its imaging technology with a modular architecture that addresses a broad spectrum of digital document product solutions tailored to an individual OEM's requirements. The Company's technology is being shipped in both embedded and server-based configurations which support monochrome and color printers as well as monochrome copiers.

     In addition to products currently in production, Peerless is developing new products and solutions for targeted markets which Peerless believes will provide opportunities for growth. These markets include the wireless and mobile document management and the high speed color printing environments.

     Strategy for Business

     In response to the general industry downturn which began in 1999 and has continued through 2001, the Company developed, and is in the process of implementing, a strategy designed to (a) improve and broaden its core imaging technology and product offerings and (b) leverage existing capabilities into new marketable technologies and products.

     Throughout fiscal year 2002, the Company executed a number of changes to reduce expenses and to manage cash to enable investment in new technologies and product improvements.

     The Company expects its future revenue generators to come from the high performance color embedded and server-based imaging controllers, the low end GDI controller products, continuation of revenues from existing and improved core imaging products, and from the wireless document management and printing enterprise marketplace. To this end, the Company is developing new products and solutions designed to address these opportunities. There is no assurance that the Company can or will be successful in the pursuit of these new opportunities. Failure to realize success in the development of new products and solutions and the marketing of these opportunities could have a material adverse effect on the Company and its results of operations.

     Products and Services

     Peerless' current product and services offering includes the following:

          .    ImageWorks
          .    PeerlessPrint
          .    PDL printer drivers
          .    ASICs
          .    Network printer job management software
          .    Systems integration services
          .    Networking technology
          .    Directory services technology for Microsoft and Novell
               Environments
          .    MagicPrint
          .    AccelePrint
          .    Engineering services
          .    Certification services

     ImageWorks. ImageWorks includes a complete object-based imaging system as well as a high performance real-time operating system kernel, print engine driver, object-based image processing model, graphics library, font management, hard disk management, print job management, user control panel interface, and a full suite of direct and networked connectivity options. The scaleable nature of the Company's technology enables it to serve both the low cost and high performance sectors of both the monochrome and color markets. The multitasking operating system enables the Company to manage concurrent processing of digital document product tasks for the MFP marketplace. For added performance and flexibility, the Company's imaging system may be implemented to operate in a distributed fashion, allowing for portions of the imaging-processing task to take place in the originating host computer, in the digital document product, or elsewhere in the network.

     When completed, architectural extensions to ImageWorks are planned to support the unique requirements of current and new high performance color printers, copiers, and MFPs.

     PeerlessPrint. The Company offers PeerlessPrint technology, which emulates Hewlett-Packard's PCL and which provides OEMs with support for the most widely used and standard page description languages ("PDLs"): Adobe's PostScript (R) Software and Hewlett-Packard's Printer Control Language ("PCL"). The complete range of PeerlessPrint products include PeerlessPrint 5E, 5C, and 6. PeerlessPrint5E provides compatibility with HP's PCL5E language utilized in its LaserJet 2200, LJ4100 and LJ9000 laser printer products, as well as enhancements to support higher resolutions and added paper handling options. PeerlessPrint 5C is designed to provide compatibility with HP's PCL5C utilized in its Color LaserJet 4500 and high-end inkjet products. PeerlessPrint 6 provides monochrome and color compatibility with HP's latest PCL6 language utilized in its LaserJet 8100 and Color LaserJet 4550 printers. Peerless also offers a complete emulation of HP's Printer Job Language ("PJL") which is capable of being extended. As a third-party co-developer, the Company provides an optimized, high performance integration of Adobe PostScript 3 into both the PeerlessPage imaging system and OEM imaging systems, as well as certification services for customers desiring to license Adobe PostScript from Peerless.

     Integration of PostScript and other PDLs into OEM imaging systems can be a very complex task. Peerless is in the process of developing a framework for technology integration to simplify this task, and plans to market the product under the trade name VersaPage(TM). VersaPage is intended to enable the packaging of Adobe PostScript as a Software Development Kit (SDK), which the Company believes will allow OEMs to achieve faster time-to-market in deploying PostScript in their products. VersaPage is intended to simplify the integration of PostScript into OEM products by providing standard reusable interfaces that can be leveraged to deploy the SDK across a family of related products. The Company currently believes that VersaPage will be completed and commercially available during fiscal year 2003. Peerless also provides a version of the Adobe PostScript SDK that is designed to integrate into the Company's ImageWorks based imaging systems and which offers access to the full range of ImageWorks value-added technologies.

     PCL Family of Microsoft Windows Printer Drivers. The Company provides a complete set of PeerlessPrint products, the Company's family of PCL language emulations and drivers that optimize the printing process in the Windows 95, 98, NT 4.0, and Windows 2000 environments. The Company is also currently developing Windows XP Drivers which are planned for future release. In today's typical networked computer environment, the printing process consists of a workstation running an application capable of creating and/or viewing document content, a communications link between the workstation and one or more intermediate network servers, and the target printing device capable of receiving print data in a format suitable for interpretation. The Company's print solutions consist of substantially all the software necessary to run the targeted print device, as well as translation software running on the workstation computer. This software translates the document into a format suitable for network transmission and the interpretation at the printer. The software is known as a host-based "printer driver." The printer driver's role is to translate Windows Graphics Device Interface ("GDI") functions into a suitable PDL. The Company's printer drivers are able to translate GDI functions into PCL5E, PCL5C, and PCL6 languages, as well as fully rasterized page images suitable for de-compression and printing directly on the target device. These languages represent the image to be printed in a compact form that is easily transmitted across the network and subsequently interpreted into raster images suitable for transferring to a printed page. The Company's PDL printer drivers can be used to drive controllers supplied by the Company, as well as controllers supplied by most third parties or developed by OEMs.

     ASICs. The Company designs application specific integrated circuit ("ASIC") solutions for the enterprise and the small office/home office ("SOHO") sectors of the digital document product marketplace. These ASICs provide an integrated chip implementation of key components of its imaging technology. Peerless has licensed its proprietary ASIC designs to semiconductor manufacturers, such as IBM Microelectronics, Motorola, and NEC Microelectronics, who, in turn, have the right to manufacture and sell these ASICs directly to digital document product manufacturers.

     The QuickPrint ASIC is a key component of Peerless' scaleable architecture. To provide highly competitive solutions at various price/performance points, a QuickPrint-based system can combine a single processor with one, two, or four QuickPrint devices to match the price/performance goals of an OEM product. When partnered with a minimum of external read only memory ("ROM") and synchronous dynamic random access memory ("SDRAM"), the QuickPrint ASIC provides a complete solution with unique and powerful functionality specifically designed for page printers, copiers, and imaging systems.

     A QuickPrint ASIC contains powerful subsystems to simultaneously render and print page images, called the graphics execution unit ("GEU"), and print engine video controller ("PVC"). In addition, the QuickPrint core combines these logic units with basic system elements such as a SDRAM controller, ROM controller, I/O controller, IEEE 1284 parallel port interface with DMA, serial port with FIFO, and serial print engine communication port. All ASIC designs contain patented compression and raster image processing technologies.

     The Company's QuickPrint line of imaging ASIC co-processors and integrated "system on a chip" components incorporate basic components of the Company's imaging system into a silicon solution to reduce controller costs and enhance overall performance. For the high performance sector of the office market, the Company offers specialized co-processors that accelerate Peerless' imaging software and incorporate controller functionality and imaging features to provide both cost savings and performance enhancements. The Company currently markets the QP 1800, QP 1910, QP 1940, QP+401, and QP+405 ASICs. The QP+401 and QP+405 ASICs are "system on a chip" solutions that integrate the processor and co-processor on a single chip. The single chip configuration delivers the processor power and co-processor functionality in a cost-effective package with excellent performance characteristics. The "system on a chip" designs include the QP+401, which integrates the PowerPC 401 with the QP 1800 co-processor, and the QP+405, which integrates the PowerPC 405 with the QP 1910 co-processor. The QP 1910 is targeted at very high-speed monochrome printing and single drum color printing, while the QP 1940 ASIC is targeted at tandem color engines and higher speed color printing. The "system on a chip" designs address the market for low cost office, mid-range monochrome or color printers.

     With the introduction of the QP 1900 ASIC family and subsequently the QP+405, Peerless introduced a new business model in which Peerless designs and contracts for the manufacture and distribution of an ASIC semiconductor system, which permits Peerless to offer an integrated solution to its OEM customers.

     Peerless Job Management. Peerless Job Management enables print job management from different computer platforms through OEM, third party, Web, or Peerless developed user interfaces. This software enables remote access to print queues so users or administrators can track and control their print jobs. This technology also provides the job accounting necessary in some network printing environments. Peerless Job Management supports a wide variety of industry standard and OEM proprietary print protocols, including IPP, using a plug-in architecture for rapid customization.

     Directory Services Technology for Microsoft and Novell Environments. Peerless currently offers printer management capabilities through directory services technology that integrates into both the Microsoft and Novell environments. Peerless' technology to support Microsoft's Active Directory and Novell's eNDPS technologies can be embedded into products to provide directory services support for all new products. In additon, Peerless currently provides gateway capabilities for both active directory and NDPS that allows systems administrators to manage all the legacy products in their environments. The active directory gateway allows for the management of legacy products in the Microsoft Windows 2000 environment. Peerless also offers customization to the standard Novell NDPS gateway which increases the functionality and capabilities of managing devices in the Novell environment.

     Systems Integration. The Company has assembled an experienced team of technical personnel with backgrounds in image processing, compression, language interpreters, networking, ASIC and hardware engineering, software engineering, color reproduction, real-time operating systems, and systems integration. Systems integration is the process of combining multiple technologies into one coherent whole. The resulting system needs to conform to accepted standards, ranging from networking protocols to language syntaxes, and color processing methodologies. The Company's system integration skills are exemplified by combining such disparate technologies as Adobe PostScript, networking protocols, proprietary OEM languages, engine control drivers for different printer devices, ASIC technologies, and many types of hardware communication interfaces. System integration skills are a critical component in providing fast time to market print system solutions.

     Networking Technology. Peerless supports a broad array of networking protocols, allowing its OEM customers to address the majority of end-user networking requirements. To accommodate the need for remote network management of digital document products over local area network ("LAN") and across wide area networks ("WAN"), including Intranets, the Company supplies management information base tables ("MIBs") that may be utilized by open industry-standard network management applications. Peerless' networking technology provides integrated network solutions, thereby eliminating the need for a network interface card ("NIC"). This technology provides low cost, high-speed integrated networking solutions for all market segments. To address the rapid deployment of Directory based management systems throughout enterprises, the embedded Active Directory Agent that the Company provides as part of its networking technologies supports seamless integration of imaging devices into an Active Directory.

     To further support the deployment of printers into small LANs, Peerless networking technology includes support for Universal Plug and Play ("UPnP"), which allows devices to be added to certain Microsoft Windows based networks with no administrative setup by the user.

     Internet Printing Technology. PSIP's main research and development focus in fiscal year 2002 was to expand its Internet printing technology, marketed under the name "MagicPrint", with features specifically targeted at the hospitality market. A patent is now pending for MagicPrint, which enables mobile users, such as hotel guests, to print documents and Web pages through a standard browser interface without loading any software or making any configuration changes to their portable computing devices. The technology is based on the Print Service concept currently being studied by the Printer Working Group whereby an office document can be converted to a form which can then be delivered to and printed on network connected printers. The MagicPrint product offers convenience, and minimizes or eliminates conflicting configuration problems associated with making temporary connections to new printers and networks. In addition to hotels and conference centers, the MagicPrint technology is applicable to a variety of temporary and mobile configurations such as multiple dwelling units, multiple tenant units, airport kiosks, corporate, academic and government campuses. MagicPrint is currently being marketed to systems integrators and Internet service providers that service the hospitality market.

     Wireless Document Access and Distribution. MagicPrint is being expanded to solve document access and distribution problems experienced by mobile professionals who are in need of accessing large, time-critical documents while on-the-road and distributing these documents by email, fax, or by printing them to a remote device. Through the use of a cellular phone or personal digital assistant, a mobile professional can securely browse a document, select a file, and choose to view the document in a secure fashion or distribute it to others by any number of means. The core Print Service capability of MagicPrint provides the capabilities to translate, format, or package office documents for distribution. Peerless has patents pending on its wireless document access and distribution technology and architecture. Products based on this technology are expected to become available in late fiscal year 2003 and early fiscal year 2004.

     AccelePrint. Peerless has developed the AccelePrint family of products to deliver raster-based printing for inclusion in OEM products. AccelePrint provides a complementary solution to ImageWorks for cost sensitive imaging systems. With the rapid growth in the performance of personal computers, followed by the introduction and deployment of higher speed connectivity options such as 100Mb Ethernet, Gigabit Ethernet, USB 2.0 and IEEE 1394, a shift in the workload of the printing process is underway. The host workstation is now capable of completely rendering a document in the form needed by the print engine with little noticeable performance impact upon the PC user. The rendered format of the document, which can be quite large especially if it is rendered in color, can be compressed and transferred efficiently to the printer over one of the available high-speed interfaces. This architecture simplifies the hardware and software required in the embedded imaging system resulting in a very low cost controller capable of accurate image reproduction with excellent quality. AccelePrint takes advantage of new Field Programmable Gate Array ("FPGA") to efficiently handle the data de-compression necessary for raster printing.

     AccelePrint technology is packaged in two different platforms. AccelePrint LX is a low cost configuration that includes a host driver, the FPGA, memory and basic connectivity needed for a direct connect raster only printing solution. AccelePrint EX is an enhanced version that supports multiple connectivity options, including on board networking, USB 2.0, and Centronics interfaces; the EX Version also includes an optional upgrade to a PDL such as PeerlessPrint 5C, 5E, or 6. A third configuration, the EX-Lite version, combines the functionality of both a direct connect version and a networked version into a single architecture which simplifies the purchasing, inventory, and production requirements for multiple products. Both the LX and EX configurations are capable of printing to monochrome and color devices.

     Engineering Services. For those OEMs that wish to outsource the development of some or all of the imaging system for a digital document product, the Company offers engineering services. These include controller design and custom engineering for vendor-specific features that complement the Company's standard imaging technology. These services can be adapted to the OEMs needs for hourly time and material support and fixed price quotations. Peerless supplies a development process including project management, the management of multiple suppliers, design, testing, and quality assurance to enable the delivery of quality proven products to meet customer needs.

     Certification Services. To complement the licensing of PostScript that the Company provides through its relationship with Adobe, Peerless provides engineering support to PostScript licensees to certify the OEM's PostScript implementation. This service includes support for all phases of the certification process and reduces the time to achieve final certification.

     The Company is leveraging its technology to provide a wide range of scaleable solutions.

          . Multifunction Solution. The Company's MFP imaging solutions target high-speed copier-based MFP products and lower-cost color inkjet, fax or laser-based workgroup MFP products. The higher-end solutions combine the Company's network imaging products with MFP-specific extensions to facilitate printing, copying, faxing and scanning in the same digital document product.

          . Color Solution. The Company's color imaging solutions target OEM requirements for a broad range of color imaging devices. The Company's proprietary object-based imaging system reduces the workload of the central processing unit ("CPU") and reduces resource requirements for printing color pages, while simultaneously accelerating the speed of document imaging and increasing print quality.

          . Monochrome Solution. The Company's monochrome solutions target both monochrome printers and digital copiers and are currently deployed in copiers and printers in the office environment at speeds ranging from a few pages per minute to over one hundred pages per minute.

          . High Performance Color Multifunction Solution. Recent advancements in color copier engine technology have enabled the development of higher speed color printers and MFPs at price points low enough to make them practical for the deployment in the office environment. Based on generally available market research, the Company believes this represents a growing, attractive market opportunity and intends to target the development of solutions that provide color printing and other functionality for these high performance copier engines. The Company is currently undertaking research and development activities designed to extend the performance of its patented core imaging technology in order to address the significantly higher data throughput required by the next generation of office color printers and copiers.

Customers and Markets

     Customers

     Peerless markets its imaging and networking technology to OEMs that manufacture digital document products for the high to medium performance sector of the office market. In addition, the Company markets its imaging and networking technology to technology partners, which incorporate certain components of the Company's technology into integrated product offerings that are ultimately marketed to digital document OEMs. With the exception of technology partners such as Adobe and Novell, the Company has derived substantially all of its revenues in recent years from direct sales to digital document product OEMs.

     Three of the Company's customers Konica, Oki Data, and Ricoh each generated more than 10% of the Company's total revenues for fiscal year 2002. Revenues from the Company's top three customers accounted for 56%, 45%, and 40% of the Company's total revenues for fiscal years 2002, 2001, and 2000, respectively. Although the Company has expanded and diversified its customer base through focused sales efforts and acquisitions, the Company anticipates that its future revenues may be similarly concentrated with a limited number of customers. The Company's largest customers vary to some extent from year to year as product cycles end, contractual relationships expire and new products and customers emerge. Many of the engineering services and licensing arrangements with the Company's customers are provided on a project-by-project basis, are terminable with limited or no notice, and in certain instances are not governed by long-term agreements. Because a limited number of customers generate a large percentage of the Company's revenues, any loss of these customers would have a material adverse impact on the Company's results of operations.

     As discussed previously, there has been a general decline in the rates of growth for the work group printer and copier market segments in which Peerless is engaged. For those product platforms that do go forward for development and customer introduction, the OEMs, in a number of instances, have not selected the Company's solutions. This occurred in some cases because the OEMs perceived that the Company's solutions did not meet their technical requirements. In other cases it occurred by the OEMs developing the technology themselves or by utilizing lower cost offshore software competitors.

     Markets

     Segments. The Company sells its products and services to OEMs which produce products for the enterprise and office sector of the digital document product market, which is characterized by digital document products ranging in price from approximately $1,000 to in excess of $40,000 each. These products typically offer high performance differentiated by customized features. In many cases, digital document product manufacturers demand turnkey, customized digital imaging solutions that include imaging software, controller design and network interface card design. As a result of these unique requirements, Peerless typically addresses the mid to high performance sector of the digital document product market via direct OEM relationships with individual digital document product manufacturers. The Company's major customers in the office market in the fiscal year 2002 included Canon, Konica, Oki Data, Seiko Epson, Matsushita Electric Industries, Kyocera, Minolta, and Ricoh.

     Geography. Since the majority of the Company's OEM customers are comprised primarily of companies headquartered in Japan, revenues from customers outside the United States accounted for 87%, 81%, and 72% of the Company's total revenues for fiscal years 2002, 2001, and 2000, respectively. Further, the Company expects that sales to customers located outside the United States may increase in absolute dollars in the future. These customers sell products containing Peerless' technology primarily in the North American and European marketplaces. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion on Asian markets.

     All of the Company's contracts with international customers are, and the Company expects that in the future will be, denominated in U.S. dollars. As a result, the Company is currently not subject to foreign currency transaction and translation gains and losses. However, see "The Company's International Activities May Expose The Company To Risks Associated With Currency Fluctuations" on page 30.

     Growth and Expansion Objectives

     The Company's overall objectives for growth in the imaging business are to develop more diverse distribution channels for its products, to broaden the number of supported imaging devices to include higher margin color copier and printing devices, to reduce the time-to-market of Peerless-based products through the increased use of standardized PC hardware and software tools, and to increase its focus on developing applications that perform job, document, and content management. The Company's imaging software is portable to a wide range of technology platforms, and the Company can take advantage of that fact to move its product line both up market and down market in relation to its traditional market presence. The Company has devoted research and development resources on its line of PC-based applications to support an end-to-end solution for ease of use during the printing process. The Company intends to address this interest to include applications supporting job management, document management, and accounting functions for printing.

     It is the Company's view that time-to-market is one of the largest factors in vendor selection when an OEM decides whether to outsource or develop new products internally. The Company has devoted research and development resources on improving time-to-market for its products through the use of well-developed APIs between functional areas of the Company's software and hardware technology. It is the Company's goal to extend these time-to-market concepts to include standardized PC software and hardware tools for development and deployment of its products, thereby increasing the value provided to its customers.

     Sales and Marketing

     The Company markets its products to the leading OEMs that sell digital document products to the worldwide market. The Company directs most of its sales efforts through its headquarters in California and its subsidiary in Japan. Sales to European digital document product manufacturers are conducted out of the Company's California headquarters. The Company intends to extend its sales efforts in the future to include distributors, value added resellers, system integrators, and geographically based OEM sales operations.

     The Company markets its technology directly to OEMs, as well as through focused trade relations and branding programs. Direct OEM marketing consists of focused public relations activities and the development of sales collateral, mailers, trade show attendance, and sales support. The Company devotes time and resources on increasing Peerless' presence in media accessed by OEM customers. The Company directs public relations and product branding programs toward building awareness of the Peerless brand name.

     Product Development and Engineering Services

     The Company's product development activities are located at two sites, El Segundo, California, and Kent, Washington. These activities primarily consist of new product development, enhancement of existing products, product testing, and technical documentation. The Company's engineering is focused on two primary areas. They are research and development, which focuses on development and enhancement of the Company's products and core technologies; and engineering services, which focuses on customized customer design activities.

     The Company's engineers work closely with OEMs that desire a turnkey solution, developing customized interfaces and applications specific to individual OEMs. The Company typically receives a fee for such engineering services. To further support the development of technology and products for our OEMs, Peerless has established co-development relationships with Metatechno, a Japan based company that provides product development support for some of the Peerless OEMs in Japan, and WeSoft, a Hong Kong based company that currently supports development of customer projects. The Metatechno relationship provides local technical support to Peerless OEMs and has proved valuable in addressing the cultural and language differences. WeSoft will play a similar role as Peerless addresses the Southeast Asia market, including China.

     Intellectual Property and Proprietary Rights

     The Company's success is heavily dependent upon its proprietary technology. To protect its proprietary rights, the Company relies on the combination of patent, copyright, trade secret and trademark laws. The Company also enters into nondisclosure agreements and other contractual provisions and restrictions. The Company holds nine patents issued in the United States, one of which is also issued in France, Germany, Great Britain, Japan and Hong Kong. The issued patents relate to techniques developed by the Company for generating output for continuous synchronous raster output devices, such as laser printers, compressing data for use with output devices, filtering techniques for use with output devices and communicating with peripheral devices over a network.

     The Company also has five patent applications and two provisional applications pending in the United States, four applications pending in the European Patent Office, four applications pending in Japan, two applications pending in Hong Kong, one application pending in Canada and one application pending in the Republic of China.

     There can be no guarantee that the patents held by the Company will not be challenged or invalidated, that patents will issue from any of the Company's pending applications, or that any claims allowed from existing or pending patents will be of sufficient scope or strength (or issue in the countries where products incorporating the Company's technology may be sold) to provide meaningful protection or any commercial advantage to the Company. In any event, effective protection of intellectual property rights may be unavailable or be limited in certain countries. The status of United States patent protection in the software industry continues to evolve as the United States Patent and Trademark Office grants additional patents in this area. Patents have been granted to fundamental technologies in software after the development of an industry around such technologies, and patents that relate to fundamental technologies related to the Company's business may be issued to third parties.

     As part of its confidentiality procedures, the Company enters into nondisclosure agreements with its employees, consultants, OEMs and strategic partners and takes further affirmative steps to limit access to and distribution of its software and other proprietary information. Despite these efforts and in the event such agreements are not timely made, complied with or enforced, the Company may be unable to protect its proprietary rights. In any event, enforcement of the Company's proprietary rights may be very expensive. The Company's source code also is protected as a trade secret. However, the Company from time to time licenses its source code to OEMs pursuant to protective agreements, which subjects the Company to the risk of unauthorized use or misappropriation despite the contractual terms restricting disclosure, copying and use. In addition, it may be possible for unauthorized third parties to obtain, copy or use the Company's proprietary information, or to reverse engineer the Company's trade secrets.

     As the number of patents, copyrights, trademarks and other intellectual property rights in the Company's industry increases, products using the Company's technologies increasingly may become the subject of infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future. Any such claims, regardless of merit, will be time consuming, result in costly litigation, cause product shipment delays, or require the Company to enter into unfavorable royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company's operating results. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation to determine the validity of any claims, whether or not such litigation is determined in favor of the Company, will result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks. The Company may lack sufficient resources to initiate a meritorious claim. In the event of an adverse ruling in any litigation regarding intellectual property, the Company may be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing or substituted technology. The failure of the Company to develop or license on acceptable terms a substitute technology, if required, could have a material adverse effect on the Company's operating results.

     Competition

     The market for outsourced imaging systems for digital document products is highly competitive and characterized by continuous pressure to enhance performance, add functionality, reduce costs and accelerate the release of new products. The Company competes on the basis of technology expertise, product functionality, development time and price. The Company's technology and services primarily compete with solutions developed internally by OEMs. Virtually all of the Company's OEM customers have significant investments in their existing solutions and have the substantial resources necessary to enhance existing products and to develop future products. These OEMs have or may develop competing imaging system technologies and may implement these systems into their products, thereby replacing the Company's current or proposed technologies, eliminating the need for the Company's services and products and limiting future opportunities for the Company. In fact, OEMs have increasingly been shifting away from third party solutions in favor of in-house development. Therefore, the Company is required to persuade these OEMs to outsource the development of their imaging systems and to provide products and solutions to these OEMs that favorably compete with their internally developed products. The Company also competes with software and engineering services provided in the digital document product marketplace by other systems suppliers to OEMs. In this regard, the Company competes with, among others, Destiny Technologies Corporation, Electronics for Imaging, and Oak Technologies.

     As the industry continues to develop, the Company expects that competition and pricing pressures will increase from OEMs, existing competitors and other companies that may enter the Company's existing or future markets with similar or substitute solutions that may be less costly or provide better performance or functionality. The Company anticipates increasing competition for its color and multifunction products, particularly as competitors develop and introduce products in this market. Some of the Company's existing competitors, many of its potential competitors and virtually all of the Company's OEM customers have substantially greater financial, technical, marketing and sales resources than the Company. In the event that price competition increases, competitive pressures could cause the Company to reduce the amount of royalties received on new licenses and to reduce the cost of its engineering services in order to maintain existing business and generate additional product licensing revenues. This could reduce profit margins and result in losses and a decrease in market share. No assurance can be given as to the ability of the Company to compete favorably with the internal development capabilities of its current and prospective OEM customers or with other third party imaging system suppliers, and the inability to do so would have a material adverse effect on the Company's operating results.

     Employees

     As of April 26, 2002 the Company had a total of approximately 106 employees and independent contractors. None of the Company's employees is represented by a labor union, and the Company has never experienced any work stoppage. The Company considers its relations with its employees to be good.

     Item 2--Properties.

     The Company leases its principal facilities in El Segundo, California. The operating lease, as amended, expires in March 2007. The Company also leases office space in Kent, Washington for PSIP, and in Japan. The lease on the Kent property expires in June 2005. The Company subleases 9,000 square feet of its El Segundo, California facility. The term of the sublease is for the balance of the term of the underlying lease. The Company believes that its existing leased space is more than adequate for its current operations and that suitable replacement and additional space will be available in the future on commercially reasonable terms.

     Item 3--Legal Proceedings.

     On August 28, 2000, a stockholder class action lawsuit was filed against the Company and two of the Company's former officers in the United States District Court for the Southern District of California. A second stockholder class action lawsuit was filed on September 19, 2000 against the Company and the same two former officers of the Company in the same United States District Court. On April 17, 2001, the Company was served with an Amended and Consolidated Complaint. These lawsuits allege a scheme to artificially inflate the Company's stock price based on alleged misleading public announcements and seek compensatory damages with interest and attorneys fees and expenses. Peerless believes all of the claims to be without merit. A hearing on the motion filed by the Company and the two former officers to dismiss the Amended and Consolidated Complaint was held on October 9, 2001. By an order dated January 14, 2002, the Court dismissed the First Amended and Consolidated Complaint without prejudice and granted the plaintiffs sixty days to file a Second Amended and Consolidated Complaint. The plaintiff class filed a Second Amended and Consolidated Complaint on March 15, 2002.

     Item 4--Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of fiscal year 2002.

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

              Fiscal Year Ended January 31,
          ------------------------------------
                2002                2001
          ----------------    ----------------
Quarter    High      Low       High      Low
-------   ------    ------    ------    ------
First     $1.050    $0.500    $6.875    $2.188
Second    $2.270    $0.900    $3.563    $1.750
Third     $2.110    $0.780    $2.750    $1.016
Fourth    $1.500    $0.870    $2.875    $0.438

     As of April 24, 2002, there were approximately 144 holders of record of the Company's common stock.

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

     Item 6--Selected Financial Data.

     The statement of operations data for the fiscal years ended January 31, 2002, 2001 and 2000 and the balance sheet data at January 31, 2002 and 2001, are derived from, and should be read in conjunction with, the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The balance sheet data at January 31, 1998 is derived from unaudited consolidated financial statements not included in this Annual Report on Form 10-K. The data set forth below (in thousands, except per share data) are qualified in their entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

                                               Years Ended January 31,
                                 -----------------------------------------------------
                                   2002        2001        2000      1999       1998
                                 --------    --------    -------    -------    -------
Statement of Operations Data:
Net sales                        $ 29,767    $ 27,407    $42,076    $41,077    $30,958
Income (loss) from operations      (9,948)    (17,228)     4,133      4,647      3,283
Net income (loss)                 (10,997)    (17,649)     3,441      2,462      1,527
Basic earnings (loss) per share     (0.73)      (1.19)      0.25       0.19       0.12
Diluted earnings (loss) per share  ( 0.73)      (1.19)      0.22       0.16       0.11

                                     Years Ended January 31,
                         ------------------------------------------------
                          2002      2001      2000      1999      1998
                         -------   -------   -------   -------   --------
                                                              (unaudited)
Balance Sheet Data:
Total Assets             $24,934   $37,108   $52,565   $49,887   $42,829
Long-term obligations      2,181     2,357     3,165     3,703     1,367

     Selected Quarterly Financial Data (Unaudited):

                                           Year Ended January 31, 2002                Year Ended January 31, 2001
                                    ----------------------------------------    ----------------------------------------
Quarter                              Fourth     Third      Second     First      Fourth     Third      Second     First
-------                             -------    -------    -------    -------    -------    -------    -------    -------
Revenues                            $ 8,038    $ 7,686    $ 7,339    $ 6,704    $ 3,435    $ 9,465    $10,120    $ 4,387
Gross margin                          5,501      4,593      3,072      3,378      1,355      4,875      4,781      1,044
Gross margin %                        68.44%     59.76%     41.86%     50.39%     39.45%     51.51%     47.24%     23.80%
Loss from operations                $  (122)   $(2,203)   $(4,504)   $(3,119)   $(6,724)   $(1,811)   $(1,782)   $(6,911)
Net loss                             (2,493)    (2,713)    (2,532)    (3,259)    (7,072)    (2,021)    (2,337)    (6,219)
Basic earnings (loss) per share       (0.16)     (0.18)     (0.17)     (0.22)     (0.47)     (0.14)     (0.16)     (0.42)
Diluted earnings (loss) per share     (0.16)     (0.18)     (0.17)     (0.22)     (0.47)     (0.14)     (0.16)     (0.42)

     Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Annual Report on Form 10-K are based on current expectations, estimates, forecasts and projections about the industry in which Peerless operates, management's beliefs and assumptions made by management. These statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

     Highlights

     Consolidated revenues for fiscal year 2002 were $29.8 million, an 8.6% increase over the prior fiscal year. The increase was attributable to increased licensing and ASIC chips revenues. Product licensing revenues for fiscal year 2002 of $21.6 million, including $17.3 million of block licenses, increased 16.3% from the previous fiscal year. Fifteen block licensing agreements totaling $24.4 million were signed during fiscal year 2002 of which approximately $17.3 million was recognized as revenue during the year. The remaining $7.1 million will be recognized over the following seven quarters, due to extended payment terms. Under the terms of the block licensing agreements entered into in fiscal year 2001, no amounts were carried forward for revenue recognition in future fiscal years.

     Engineering services and maintenance contract backlog at January 31, 2002 approximated $1.9 million; this compares to $1.0 million as of January 31, 2001.

     During fiscal year 2002, the Company reorganized its core imaging operations to streamline engineering processes and strengthen the architectural part of the engineering organization to more efficiently deploy engineering staff across customer project and product development efforts. These changes allow the Company to maintain better focus on developing a new high performance color architecture.

     Additionally, the Company expanded its strong relationship with Adobe Systems Incorporated through the latest release of Adobe(R) Postscript(R) printing and imaging technologies which support the Adobe Portable Document Format (PDF) 1.4 specification.

     On January 31, 2002, the Company announced the divestiture of its Netreon storage management operations, effective January 29, 2002. Peerless retained the networking technology obtained from the Company's 1999 acquisition of Netreon for continuing integration into Peerless' core document imaging products. As a result of the divestiture, the Company expects operating expenses to decrease by approximately 30% in fiscal year 2003 from levels experienced during fiscal year 2002. Because the effective date of the divestiture so closely approximates the Company's year end, the 2002 consolidated results of operations include Netreon's results for the entire year, which is reflected in the comparison of results of operations for fiscal years 2002 and 2001 in management's discussion and analysis.

     There is no assurance that the Company can or will be successful in the pursuit of these new opportunities that are expected to result in a growth in revenues. Failure to realize success in these opportunities could have a material adverse effect on the Company's operational results.

     General

     Peerless, together with its subsidiary, PSIP, is a provider of software-based imaging and networking systems to original equipment manufacturers of digital document products. The Peerless imaging solution is based on a combination of software and imaging ASICs, which together form a cost-effective imaging system that addresses virtually all sectors of the printing market, from low-end SOHO inkjets to high-end laser digital color copiers and printers. The low-cost, high performance printers and MFPs that incorporate the Company's imaging solutions are increasingly replacing expensive standalone copiers and printers in corporate offices. Additionally, the Company's embedded directory agent technology enables networked devices to use directory services. These directory services can authenticate users and administer their access rights. They also allow a device to list its configuration parameters in a central directory on the network, and to configure itself automatically without the need for user intervention.

     The Company generates revenue from its OEMs through the sale of imaging solutions in either turnkey or software development kit form. Historically, OEM demand for turnkey solutions had exceeded demand for SDK solutions. However, in the fiscal year 2000, the Company experienced a shift in demand away from turnkey solutions towards demand for the Company's SDKs, particularly for its mature monochrome solutions. The Company has attempted to expand its solution offerings by incorporating related imaging and networking technologies licensed from third parties.

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

     Block licenses are per-unit licenses made in large volume quantities to an OEM for products either in or about to enter into distribution into the marketplace. Payment schedules for block licenses are negotiable and payment terms are often dependent on the size of the block and other terms and conditions of the block license being acquired. Typically, payments are made in either one lump sum or over a period of four or more quarters. Revenue received for block licenses is recognized in accordance with SOP 97-2, which requires that revenue be recognized after acceptance by the OEM and if fees are fixed and determinable and the collection of fees is probable. For block licenses that have a significant portion of the payments due within twelve months, revenue is recognized at the time the block license becomes effective.

     The Company also has engineering services revenues that are derived primarily from adapting the Company's software and supporting electronics to specific OEM requirements. The Company provides its engineering services to OEMs seeking a turnkey imaging solution for their digital document products. The Company's maintenance revenues are derived from software maintenance agreements. Maintenance revenues currently constitute a small portion of total revenue.

     As part of the total solution offered to its OEMs, the Company developed a direct distribution channel for its ASIC chips. Under this "fabless" model, Peerless supplies ASIC chips from the foundry directly to the OEMs through third party distributors, which include Arrow Electronics and Marubun Corporation. The Company is responsible for marketing and sales administration, including the billings and collections to and from its OEMs and distributors, and the third party is responsible for the coordination of production with the foundry, maintenance of necessary inventories, and providing just-in-time delivery to OEMs and distributors.

     Historically, a limited number of customers have provided a substantial portion of the Company's revenues. Therefore, the availability and successful closing of new contracts, or modifications and additions to existing contracts with these customers may materially impact the Company's financial position and results of operations from quarter to quarter.

     The current market in which the Company operates has been consolidating, and the demand for the technology and products offered by the Company declined throughout fiscal year 2002. Peerless' technology addresses the worldwide market for printers (21-69 PPM) and MFP (21-110 PPM). Unit volume for these types of printers is projected by IDC to grow at lower rates than in years past. Available data indicate that retail prices are declining in these segments. Both of these segments are key target markets for the Company. There has been a decline in the number of contracts that the Company has with OEMs under which the Company is currently performing services and granting licenses, and this decline is likely to continue along with the demand for the technology and products the Company presently offers. Competitors have merged into larger business units with the resulting strength to acquire and impose a competitive advantage in the Company's market segments.

     Although sales have increased during fiscal year 2002, the Company is continuing to meet sales resistance from its customers. In the past, these OEMs have reduced the absolute number of new products being developed and in some instances, the OEMs have preferred to perform in-house development projects for the products that they are developing and/or planning to launch. Although there have been fewer opportunities for the Company to sell its turnkey services and SDKs, the Company continued to support its current OEM controller customers in the digital printing devices business with its existing technology and has sized the organization to provide the necessary support and maintenance. During the current fiscal year, the Company has invested in research and development and has developed and integrated new product technologies that the Company will offer to its OEM customers in this and future quarters.

     The Company has addressed the deterioration in the demand for its solutions by sizing its organization to manage the current business requirements of imaging for digital document products and has adapted its pricing model to changing market conditions.

     In addition, as a result of the decline in the embedded controller business, the Company is exploring opportunities to enhance the value of the Company, including new market opportunities, mergers, acquisitions and/or the sale of all or a portion of Company's assets.

     There is no assurance that the Company can or will be successful in the pursuit of these new opportunities that are expected to result in a growth in revenues. Failure to realize success in these opportunities could have a material adverse effect on the Company's operational results.

     Critical Accounting Policies

     The Company accounts for its software revenues in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition" as amended by SOP 98-9, Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" and Emerging Issues Task Force 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." The Company over the past two years entered into block license agreements that represent unit licenses for products that will be licensed over a period of time. In accordance with SOP 97-2, revenue is recognized when the following attributes have been met: 1) an agreement exists between the Company and the OEM selling product utilizing the Company's intellectual property and/or a third party's intellectual property for which Peerless is an authorized licensor, 2) delivery and acceptance of the intellectual property has occurred, 3) the fees associated with the sale are fixed and determinable and 4) collection of the fees are probable. Under the Company's accounting policies fees are fixed and determinable if 90% of the fees are to be collected within a twelve-month period, in accordance with SOP 97-2. If more than 10% of the payments of fees extend beyond a twelve-month period, they are recognized as revenues when they are due for payment, in accordance with SOP 97-2. If the Company had negotiated all of its block license agreements such that agreements would have been recognized in the period in which the agreements had been entered into, revenues for fiscal year ended January 31, 2002 would have increased $7.1 million or 23.8% from that actually recognized and the Company would not have $7.1 million in licensing revenues to be recognized in fiscal years ending January 31, 2003 and 2004.

     The Company recognizes revenues for certain of its engineering services projects on a percentage-of-completion basis, in accordance with Accounting Research Bulletin 45, "Long-Term Construction-Type Contracts" and SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." The estimates to complete the projects are determined by the individual project-engineering manager responsible for the oversight of the individual projects. The estimates are made at end of each accounting period and are subject to unforeseen circumstances that can increase or decrease the hours necessary to complete the efforts. For example, the impact on fiscal year 2002 engineering services revenues of a 10% increase in the estimate of total hours to complete projects under contract would be to decrease engineering services revenues by $0.1 million or 2.3% and consolidated net income by $0.2 million, or 1.7%. The impact of a 10% decrease in the estimate of total hours to complete projects under contract would be to increase engineering services revenues by $0.1 million or 2.9% and consolidated net income by $0.2 million or 1.8%.

     As of January 31, 2002, the Company had net operating loss carryforwards available to reduce future federal and state income of approximately $4.0 million and $4.4 million, respectively, which expire through fiscal years 2022 for federal and 2007 for state, respectively. In addition, as of January 31, 2002, the Company had tax credit carryforwards available to reduce future income tax liabilities of approximately $6.2 million, which expire between fiscal years 2003 and 2022. The realization of these assets is based upon management's estimates of future taxable income. The Company has provided a valuation allowance for all of its net deferred tax assets because of the uncertainty with respect to the Company's ability to generate future taxable income to realize the deferred tax assets. With a change in management's assessment of the uncertainty, the valuation allowance will be adjusted accordingly.

     Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's statements of operations to total revenues.

                                               Percentage of Total Revenues
                                                 Years Ended January 31,
                                               ----------------------------
                                               2002         2001       2000
                                               ----         ----       ----

Statements of Operations Data:
   Revenues:
      Product licensing                          73%          68%        62%
      Engineering services and maintenance       21           27         38
      Other                                       6            5         --
                                               ----         ----       ----
         Total revenues                         100          100        100
                                               ----         ----       ----

   Cost of revenues:
      Product licensing                          21           18          2
      Engineering services and maintenance       19           35         31
      Other                                       4            3         --
                                               ----         ----       ----
         Total cost of revenues                  44           56         33
                                               ----         ----       ----

         Gross margin                            56           44         67
                                               ----         ----       ----

   Operating expenses:
      Research and development                   46           48         23
      Sales and marketing                        20           21         15
      General and administrative                 23           38         14
      Other - non recurring expenses             --           --          5
                                               ----         ----       ----
         Total operating expenses                89          107         57
                                               ----         ----       ----

   Income (loss) from operations                (33)         (63)        10
   Other income                                   8           --         --
   Loss on divestiture of storage operations     (8)          --         --
   Interest income, net                           2            4          3
                                               ----         ----       ----
   Income (loss) before income taxes            (31)         (59)        13
   Provision for income taxes                     6            6          5
                                               ----         ----       ----
         Net income (loss)                      (37)%        (65)%        8%
                                               ====         ====       ====

     Comparison of Fiscal Years 2002 and 2001

     The Company narrowed its net loss for the twelve month period ended January 31, 2002 to $(11.0) million or $(0.73) per basic and diluted share, compared to a net loss of $(17.6) million, or $(1.19) per basic and diluted share, in fiscal year 2001.

     Consolidated revenues for fiscal year 2002 were $29.8 million, a 9% increase from fiscal year 2001. The increase was attributable to increased licensing and ASICs revenues which were partially offset by lower engineering services and maintenance revenues.

     Product licensing revenues for the year of $21.6 million, including $17.3 million of block license revenues, increased 16% from fiscal year 2001. Block licensing agreements totaling $24.4 million were signed during fiscal year 2002, of which approximately $17.3 million was recognized as revenue during the year, with the remaining $7.1 million to be recognized over the following seven quarters.

     During the fiscal year, the Company had revenues of $14.6 million in block licenses with Adobe technology bundled with Peerless' intellectual property, compared with $9.0 million in fiscal year 2001. Prior to fiscal year 2001, OEMs would license Adobe technology directly from Adobe. Adobe would pay Peerless a portion of the revenues that Adobe derived from its products that were licensed for use in Peerless enabled products. Commencing in fiscal year 2001, OEMs licensed and continue to license Adobe technology from Peerless, with Peerless assuming additional responsibilities (i.e., certification, maintenance, collections, etc.). Peerless pays Adobe a portion of the revenues that Peerless derives from Adobe technology.

     Engineering services and maintenance fees generated by the Company decreased approximately 18% from fiscal year 2001 to fiscal year 2002. This was primarily the result of lower levels of turnkey bookings, an increase in the amount of work performed in-house by OEMs, and product offerings by the Company that did not match OEMs changing needs. Contract backlog at January 31, 2002 was approximately $1.9 million, as compared with $1.0 million at January 31, 2001.

     Cost of revenues was $13.2 million for fiscal year 2002, a 14% decrease from fiscal year 2001. Product licensing costs increased 30% to $6.3 million, compared with $4.9 million in fiscal year 2001. This increase was primarily due to licensing costs of Adobe technology bundled with Peerless intellectual property associated with the Adobe-related block license revenues discussed above. Engineering services and maintenance costs represent a 41% decrease from fiscal year 2001, due to lower levels of revenues and improved performance.

     Gross margin as a percentage of total revenues increased to 56% in fiscal year 2002 from 44% in fiscal year 2001. The improvement in gross margin is attributable to approximately $2.8 million in licensing agreements of Peerless proprietary technology without any associated third party licensing costs. The increase was also due largely to engineering services and maintenance margins, which improved to 7% in fiscal year 2002 from (29)% in fiscal year 2001, due to reduced costs for engineering services as previously discussed.

     Operating expenses for fiscal year 2002 were $26.5 million, a 10% decrease from fiscal year 2001.

          . Research and development expenses increased 5% from fiscal year 2001 to fiscal year 2002. Research and development expense increased as engineering efforts were directed at NAS and SAN storage, MagicPrint(TM), and the development of new imaging technologies.

          . Sales and marketing expenses increased 4% from fiscal year 2001 to fiscal year 2002 with activities directed at NAS and SAN storage. The Company continues to focus on the penetration of new OEM customers and other opportunities to promote the Company's imaging and network solutions.

          . General and administrative expenses decreased 35% from fiscal year 2001 to fiscal year 2002. Insurance policy reimbursements for legal expenses, the reduction of compensation expense associated with management bonuses, and lower consulting and advisory fees were the primary factors for the decrease.

     The Company resolved a disputed claim regarding the licensing of its intellectual property and reported non-recurring other income of $2.3 million and collected a $1.5 million receivable during fiscal year 2002. In addition, the Company recorded a $2.3 million loss in connection with the divestiture of the Netreon storage management operations.

     Interest income earned in both fiscal years was attributable to interest and investment income earned on cash and cash equivalents and investment balances. The 40% decrease from fiscal year 2001 in interest income was due to a lower level of investments and lower interest rates.

     The Company's effective tax rate for fiscal 2002 was 20% compared to 10% in fiscal year 2001.

     The provision for taxes for the fiscal year 2002 was primarily attributable to foreign taxes paid. The Company has provided a valuation allowance on its net deferred tax assets because of the uncertainty with respect to the Company's ability to generate future taxable income to realize the deferred tax assets.

     Comparison of Fiscal Years 2001 and 2000

     Net loss for the twelve month period ended January 31, 2001 was $(17.6) million or $(1.19) per diluted share, compared to net income of $3.4 million, or $0.22 per diluted share, in fiscal year 2000. Fiscal year 2001 revenues decreased 35% from the previous year. Product licensing revenues for the year, which included $10.3 million of block license revenues, decreased 29% from the previous year. Block licenses result in bringing forward revenues to the current period if the fees are determined to be fixed and determinable and collection of the fees is probable.

     The decrease in revenues would have been larger had it not been for the change in the Company's licensing arrangement with Adobe, whereby OEMs currently license Adobe technology from Peerless, with Peerless paying Adobe a portion of the revenues that Peerless derives from Adobe technology. The change in the Adobe arrangement has resulted in higher revenues and higher cost of revenues. During fiscal year 2001, the Company made approximately $9.0 million in block licenses with Adobe technology bundled with Peerless' intellectual property. This compares with block licenses in fiscal year 2000 of $1.5 million. As noted below, these block licenses also resulted in an increase in cost of revenues.

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

     Cost of revenues was $15.4 million for fiscal year 2001, representing an increase of 10% over the prior fiscal year. The increase was due primarily to licensing costs of $4.5 million for fiscal year 2001 associated with the approximately $9.0 million in licensing to OEMs of block licenses of third party technology bundled with Peerless' intellectual property. During fiscal year 2000, block licensing costs were $0.8 million on $1.5 million of Adobe technology sales.

     A decrease of 20% from the prior fiscal year in the cost of engineering services, maintenance and other primarily due to staff reductions during fiscal year 2001, partially offset the increase in cost of revenues. Although costs were down for engineering services, the Company experienced losses on its engineering efforts as a result of cost overruns due to unanticipated complexities in the integration of new technologies into OEM products.

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

     Although sales and marketing expenses decreased 9% between fiscal years 2001 and 2000 due to staffing reductions, the Company is still focused on the penetration of new OEM customers, attendance at industry trade shows, and other opportunities to promote the Company's imaging and network solutions.

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

     Liquidity and Capital Resources

     The Company's principal source of liquidity is its cash and cash equivalents and investments, which, as of January 31, 2002 were $14.7 million in the aggregate. For the twelve month period ended January 31, 2002, the Company incurred a loss and experienced substantial negative cash flow.

     Compared to January 31, 2001, total assets at January 31, 2002 decreased 33% to $24.9 million and stockholders' equity decreased 40% to $16.0 million. The Company's cash and short-term investment portfolio was $11.5 million at January 31, 2002, a decrease of 37% from January 31, 2001. The ratio of current assets to current liabilities was 2.6:1 compared to 3.3:1 last year. The Company used $5.3 million in cash during the twelve month period ended January 31, 2002 to finance operations as compared to $5.8 million in cash used for operations during the twelve month period ended January 31, 2001.

     The Company's investing activities during the fiscal year ended January 31, 2002 resulted in a net source of cash of $4.2 million. It is the Company's policy to invest the majority of its unused cash in low risk government and commercial debt securities. The Company has not historically purchased derivative instruments or entered into hedging transactions. For the twelve month period ended January 31, 2002, the Company invested approximately $0.9 million in property, equipment and leasehold improvements compared to $1.2 million during the previous twelve month period.

     During fiscal year 2002, $0.2 million was provided by the issuance of common stock under the Company's employee stock purchase plan and exercise of stock options. During the fiscal year, the Company repurchased 150,000 shares of common stock for an aggregate cost of $0.1 million pursuant to a settlement agreement with one of the former owners of PSIP. Those purchases occurred at the former owner's option, which option expired on October 10, 2001. Net cash provided by financing activities during fiscal years 2002 and 2001 was $0.1 million and $0.3 million, respectively.

     During the twelve month period ended January 31, 2002, cash and investments decreased by $6.8 million compared to a $7.4 million decrease in the prior fiscal year. To offset the Company's decrease in cash, the Company has made a determined effort to collect its accounts receivable. As a result, the Company had a $1.3 million reduction in current net trade receivables. Additionally, the Company resolved a disputed claim regarding the licensing of intellectual property and as a result collected a $1.5 million long-term receivable during the fiscal year.

     During fiscal year 2002, $9.7 million of cash was consumed by the operations of Netreon and the divestiture of Netreon's storage operations. The divestiture resulted in cash payments of $1.3 million, which, among other things, included a $0.9 million payment made to a landlord to terminate the Company's obligations under one of Netreon's leases. This termination also resulted in the release of $0.6 million of previously restricted cash.

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

     Item 7A--Quantitative and Qualitative Disclosures About Market Risk.

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

     The Company has not entered into any derivative financial instruments. Currently all of the Company's contracts, including those involving foreign entities, are denominated in U.S. dollars and as a result, the Company has experienced no foreign exchange gains and losses to date. The Company has not engaged in foreign currency hedging activities to date. The Company's international business is subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and to a lesser extent foreign exchange rate volatility. Accordingly, the Company's future results could be materially and adversely affected by changes in these or other factors.

     Risks and Uncertainties

     An investment in the Company's common stock involves a high degree of risk.

     Peerless operates in a dynamic and rapidly changing industry that involves numerous risks and uncertainties. The risks and uncertainties described below are not the only ones the Company faces, and other risks and uncertainties, including those that the Company does not consider material at the time of the filing of this Annual Report on Form 10-K, may impair the Company's business or operations. If events giving rise to any of the risks discussed below actually occur, the Company's business, financial condition, operating results or cash flows could be materially adversely affected.

     Peerless has a history of losses and anticipates continued losses.

     Peerless has been unprofitable since the fourth quarter of fiscal year 2000, which ended on January 31, 2000. Peerless expects to continue to incur quarterly losses at least through the first half of fiscal year 2003 and perhaps beyond. While the divestiture of the unprofitable storage operations of Netreon is expected to improve the Company's operating results, there is no assurance that the Company will be profitable in the future.

     Continuing losses will deplete the Company's capital resources, and the Company does not expect projected decreases in expenses to offset the lack of revenues. The factors noted below have had and will continue to have a material adverse effect on the Company's future revenues and/or results of operations.

     The future demand for the Company's current Imaging products is uncertain.

     Peerless' current technology and products in the Imaging segment have been in the marketplace for an average of 29 months as of January 31, 2002. This represents a 38% increase from the average of 21 months that the Company's products had been in the marketplace as of January 31, 2001. The growth in the average age of current technology and products in the marketplace reflects the decline in demand for the Company's technology and products. While Peerless continues to license its current technology and products to certain OEMs, and has introduced new technology and products during this current fiscal year, there can be no assurance that the OEMs will continue to need or utilize the current technology and products that the Company offers.

     Peerless may be unable to develop new and enhanced products that achieve market acceptance.

     Peerless currently derives substantially all of its revenues from licensing and sale of the Company's embedded imaging software and products. Peerless expects that revenue from embedded imaging products will continue to account for a substantial portion of revenues during fiscal year 2003 and beyond. The Company's future success also depends in part on the Company's ability to address the rapidly changing needs of potential customers in the marketplace, to introduce high-quality, cost-effective products, product enhancements and services on a timely basis, and to keep pace with technological developments and emerging industry standards. The Company's failure to achieve its business plan to develop and to successfully introduce new products and product enhancements in the Company's prime markets is likely to materially and adversely affect the Company's business and financial results.

     Peerless relies on relationships with certain customers and any change in those relationships will harm the Company's business.

     During fiscal year 2002, three customers each generated greater than 10% of the Company's revenues and collectively contributed 55.7% of revenues. Block license revenues for the same time period totaled $17.3 million, or 58.1%, of revenues. During fiscal year 2001, two customers each generated greater than 10% of the revenues, and collectively contributed 36% of revenues. There were $10.3 million of block license revenues during fiscal year 2001.

     A limited number of OEM customers continue to provide a substantial portion of Peerless' revenues. There presently are only a small number of OEM customers in the digital document product market to which the Company can market its technology and services. Therefore, the Company's ability to replace a lost customer or offset a significant decrease in the revenues from a particular customer is severely constrained. A reduction in business from just one customer providing a significant portion of the Company's revenues can have a material adverse effect on the Company's operating results.

     International political instability may increase the cost of doing business and disrupt the Company's business.

     Increased international political instability, disruption in air transportation and further enhanced security measures as a result of the September 2001 terrorist attacks, the conflict in Afghanistan and the hostilities in the Middle East, may hinder the Company's ability to do business and may increase its costs. The increased instability may, for example, negatively impact the reliability and cost of transportation, negatively impact the desire of the company's employees and customers to travel, adversely affect the ability to obtain adequate insurance at reasonable rates, or require the company to take extra security precautions for operations. In addition, to the extent that air and other transportation is delayed or disrupted, the operations of Peerless' OEMs and suppliers may be disrupted, and if such political instability or hostilities continue or increase, the business results for the Company could be harmed.

     The Company's revenue from engineering services is subject to significant fluctuations.

     Peerless has experienced a significant reduction in the financial performance of its engineering services that has been caused by many factors, including:

     . product development delays (see "Peerless must adapt to technology trends and evolving industry standards or the Company will not be competitive" below);

     .    third party delays; and

     .    loss of new engineering services contracts.

     There can be no assurance that these and similar factors will not continue to impact future engineering services results adversely.

     Peerless' licensing revenue is subject to significant fluctuations.

     The Company's recurring licensing revenue model has shifted from per-unit royalties paid upon OEM shipment of its product and guaranteed quarterly minimum royalties to a model that results in revenues associated with the sale of SDKs and block licenses. The reliance on block licenses has occurred due to aging OEM products in the marketplace, OEM demands in negotiating licensing agreements, reductions in the number of OEM products shipping and a design win mix that changed from object code licensing arrangements to SDKs. Revenues may continue to fluctuate significantly from quarter to quarter as the number and value of design wins vary, or if the signing of block licenses are delayed or the licensing opportunities are lost to competitors. Any of these factors could have a material adverse effect on the Company's operating results.

     Peerless may be unable to accurately estimate the Company's revenues from product licensing and as a result may be required to adjust the Company's revenues in the future.

     In addition to block licenses, Peerless' recurring product licensing revenues are dependent on the timing and accuracy of product sales reports received from OEM customers' non-block license agreements. These reports are provided on a calendar quarter basis and, in any event, are subject to delay and potential revision by the OEM. Therefore, the Company must estimate the entire recurring product licensing revenues for the last month of each fiscal quarter. The Company must also estimate all quarterly and annual revenues from an OEM when the report from such OEM is not received in a timely manner. In the event that the Company is unable to estimate such revenues accurately prior to reporting quarterly or annual results, the Company may be required to adjust recorded revenues in subsequent periods.

     Peerless must adapt to technology trends and evolving industry standards or the Company will not be competitive.

     The marketplace for Peerless' products and services is characterized by rapidly changing technology, evolving industry standards and needs, frequent new product introductions, knowledgeable OEMs with financial strength and negotiating leverage greater than the Company's own, and a high degree of competition. Peerless' success has always depended on the achievement of new design wins followed by OEM deployment of associated new digital document products with attendant license fees, and the regular and continued introduction of new and enhanced technology and services to the Company's OEMs on a timely and cost-effective basis. The shortfall of the acceptance by OEMs of the Company's technology has been further exacerbated by less than projected deliveries of digital document products by the Company's OEM customers to the marketplace due to the recent slow down in business and economic activity.

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

     The industry for imaging systems for digital document products involves intense competition and rapid technological changes and the Company's business may suffer if its competitors develop superior technology.

     The market for imaging systems for digital document products is highly competitive and characterized by continuous pressure to enhance performance, to introduce new features and to accelerate the release of new products. Peerless competes on the basis of technology expertise, product functionality, development time and price. Peerless' technology and services primarily compete with solutions developed internally by OEMs. Virtually all of the Company's OEM customers have significant investments in their existing solutions and have the substantial resources necessary to enhance existing products and to develop future products. These OEMs possess or may develop competing imaging systems technologies and may implement these systems into their products, thereby replacing the Company's current or proposed technologies, eliminating a need for the Company's services and products and limiting the Company's future opportunities. Therefore, Peerless is required to persuade these OEMs to outsource the development of their imaging systems to the Company and to provide products and solutions to these OEMs that cost-effectively compete with their internally developed products. Peerless also competes with software and engineering services provided in the digital document product marketplace by other systems suppliers to OEMs.

     As the industry continues to develop, competition and pricing pressures will increase from OEMs, existing competitors and other companies that may enter the Company's existing or future markets with similar or substitute solutions that may be less costly or provide better performance or functionality. Peerless anticipates increasing competition for the Company's color products under development, particularly as new competitors develop and enter products in this marketplace. Some of the Company's existing competitors, many of the Company's potential competitors, and virtually all of the Company's OEM customers have substantially greater financial, technical, marketing and sales resources than Peerless. In the event that price competition increases, competitive pressures could require the Company to reduce the amount of royalties received on new licenses and to reduce the cost of the Company's engineering services in order to maintain existing business and generate additional product licensing revenues. This could reduce profit margins and result in losses and a decrease in market share. No assurance can be given as to the Company's ability to compete favorably with the internal development capabilities of the Company's current and prospective OEM customers or with other third party digital imaging system suppliers, and the inability to do so would have a material adverse effect on the Company's operating results.

     If Peerless is not in compliance with the Company's licensing agreements, Peerless may lose the Company's rights to sublicense technology; the Company's competitors are aggressively pursuing the sale of licensed third party technology.

     Peerless currently sublicenses third party technologies to the Company's OEM customers. Such sublicense agreements are non-exclusive. If Peerless is determined not to be in compliance with the Company's agreements with its licensors, Peerless may forfeit the Company's right to sublicense these technologies. Likewise, if such sublicense agreements were canceled, Peerless would lose the Company's right to sublicense these technologies. Additionally, the licensing of these technologies has become very competitive with competitors possessing substantially greater financial and technical resources and market penetration than Peerless. As competitors are pursuing aggressive strategies to obtain similar rights as held by Peerless to sublicense these third party technologies, there is no assurance that Peerless can remain competitive in the marketplace if one or more competitors are successful.

     The Company's reserves for accounts receivable may not be adequate.

     The Company's net accounts receivable declined to $5.2 million as of January 31, 2002, down from $7.9 million as of January 31, 2001, reflecting significant collections from several major customers, including the conversion of unbilled receivables to accounts receivable and the resolution of a disputed claim regarding the licensing of intellectual property resulting in a collection of a $1.5 million long-term receivable. Although Peerless believes that the Company's reserves for accounts receivable are adequate for fiscal year 2003, there can be no assurance this is the case. If the Company's reserves for accounts receivable are inadequate, it could have a material adverse effect on the Company's results of operations.

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

     Peerless relies on certain third party providers for applications to develop the Company's ASICs. As a result, Peerless is vulnerable to any problems experienced by these providers, which may delay product shipments to the Company's customers.

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

     Peerless relies on relationships with Adobe Systems Incorporated and Novell Inc. and any change in those relationships will harm the Company's business.

     The Company has licensing agreements with Adobe Systems Incorporated and Novell Inc. to bundle and sublicense their licensed products with the Company's licensed software. These relationships accounted for $17.8 million in revenues and an associated $6.2 million in cost of revenues during fiscal year 2002. Should the agreement with either vendor be terminated or canceled, there is no assurance that the Company could replace that source of revenue within a short period of time, if at all. Such an event would have a material adverse effect on the Company's operating results.

     Peerless may be unable to respond quickly to changes in demand.

     Most of the Company's costs and expenses are related to costs of engineering services and maintenance, product development, other personnel costs, marketing programs and facilities. The level of spending for such costs and expenses is based, in significant part, on the Company's expectations of future revenues and anticipated OEM commitments and thus cannot be adjusted quickly. As in fiscal year 2002, if such commitments do not materialize or are terminated or if revenues are below expectations, costs and expenses will continue to be incurred and the Company's quarterly and annual operating results will be materially and adversely affected.

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

     During the past several years and continuing through fiscal year 2002, the Pacific Rim economies have been financially depressed. As a result, companies in the imaging industry have reported negative financial impacts attributable to a decrease in demand from Pacific Rim customers. The Company's Pacific Rim customers are comprised primarily of companies headquartered in Japan. These Japanese OEMs sell products containing the Company's technology primarily in the North American, European, and Asian marketplaces. These revenues have declined and there can be no assurance that revenues from Japanese OEMs will not continue to decline in future quarters.

     The Company's stock price may experience extreme price and volume fluctuations.

     The Company's common stock has experienced price volatility. In the 60 day period ending April 25, 2002, the closing price of the stock ranged from $1.15 per share to $1.89 per share, and, since the beginning of fiscal year 2002, the stock has closed as low as $0.53 per share. Such price volatility may occur in the future. Factors that could affect the trading price of the Company's common stock include:

     .    macroeconomic conditions;

     .    actual or anticipated fluctuations in quarterly results of operations;

     . announcements of new products or significant technological innovations by the Company or the Company's competitors;

     .    developments or disputes with respect to proprietary rights;

     .    losses of major OEM customers;

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

     Securities class action litigation has become increasingly common in recent years. Technology companies are frequently the subjects of such litigation. Securities class action litigation is particularly common following periods of market volatility and significant fluctuations in companies' stock prices. In fiscal year 2000, Peerless and two of the Company's former officers were named in two separate shareholder class action lawsuits. The first was filed on August 28, 2000; the second was filed on September 19, 2000. On April 17, 2001, the Company was served with an Amended and Consolidated Complaint. These lawsuits allege a scheme to artificially inflate the Company's stock price based on alleged misleading public announcements and seek compensatory damages with interest and attorneys fees and expenses. Peerless believes all of the claims to be without merit. A hearing on the motion filed by the Company and the two former officers to dismiss the Amended and Consolidated Complaint was held on October 9, 2001. By an order dated January 14, 2002, the Court dismissed the First Amended and Consolidated Complaint without prejudice and granted the plaintiffs sixty days to file a Second Amended and Consolidated Complaint. The plaintiff class filed a Second Amended and Consolidated Complaint on March 15, 2002.Litigation is often expensive and diverts management's attention and resources, which could materially and adversely affect business, financial conditions and results of operations.

     Future sales of the Company's common stock may affect the market price of the Company's common stock.

     As of April 24, 2002, Peerless had 15,416,860 shares of common stock outstanding, which does not include 2,795,758 shares subject to options outstanding as of such date under stock option plans that are exercisable at prices ranging from $0.39 to $22.375 per share. Management cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale will have on the market price of common stock prevailing from time to time. Certain holders of the Company's common stock have registration rights with respect to their shares. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options), or the perception that such sales could occur, may materially and adversely affect prevailing market prices for common stock.

     The Company's common stock may be removed from listing on the Nasdaq National Market and thus may not provide adequate liquidity.

     Nasdaq Marketplace Rule 4450(a)(5) requires companies listed on the Nasdaq National Market to maintain a minimum bid price of $1.00 over a 30 trading day period. If Peerless is unable to maintain compliance with these rules, the Company's common stock may become subject to being removed from listing on the Nasdaq National Market. Trading in the Company's common stock after a delisting, if any, would likely be conducted in the over-the-counter markets in the so-called "pink sheets" or the National Association of Securities Dealers' Electronic Bulletin Board and could also be subject to additional restrictions. As a consequence of a delisting, the Company's stockholders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's common stock. In addition, a delisting would make the Company's common stock substantially less attractive as collateral for margin and purpose loans, for investment by financial institutions under their internal policies or state legal investment laws or as consideration in future capital raising transactions.

     The Company's common stock may be subject to the "penny stock" regulations which may affect the ability of the holders to sell the Company's common stock.

     If the Company's common stock were to be delisted from the Nasdaq National Market, it may become subject to regulation as a "penny stock." The Securities and Exchange Commission has adopted regulations that generally define "penny stock" to be any equity security that has a market price or exercise price less than $5.00 per share, subject to certain exceptions, including listing on the Nasdaq National Market. If the common stock is delisted from the Nasdaq National Market and no other exception applies, the Company's common stock may become subject to the Securities and Exchange Commission's Penny Stock Rules, Rule 15g-1 through Rule 15g-9 under the Securities Exchange Act of 1934. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, a risk disclosure document mandated by the Securities and Exchange Commission relating to the "penny stock" market must be delivered to the purchaser prior to the transaction, unless the transaction satisfies one of the exemptions under the rules. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Monthly statements must be sent disclosing recent price information for the "penny stock." Additionally, the rules may restrict the ability of broker-dealers to sell the Company's common stock and may affect the ability of holders to sell the Company's common stock in the secondary market.

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

     Effects of anti-takeover provisions could discourage, delay or prevent the Company's acquisition that a stockholder may consider favorable.

     Some of the provisions of the Company's certificate of incorporation, by-laws and Delaware law could, together or separately:

     .    discourage potential acquisition proposals;

     .    delay or prevent a change in control;

     . limit the price that investors might be willing to pay in the future for shares of the Company's common stock.

     Furthermore, certain of the Company's agreements with strategic partners and customers require that Peerless give prior notice of a change of control or may terminate if the Company undergoes a change of control, without obtaining the prior written consent of such strategic partners and customers.

     The Company's existing capital resources may not be sufficient and if Peerless is unable to raise additional capital, the Company's business may suffer.

     The Company's cash and short-term investment portfolio was $11.5 million at January 31, 2002 and the current ratio of assets to current liabilities was 2.6:1. For the twelve-month period ended January 31, 2002, Peerless used $5.3 million in cash to finance operations.

     The Company's principal source of liquidity is the Company's cash and cash equivalents and investments, which, as of January 31, 2002 were $14.7 million in the aggregate. For the twelve-month period ended January 31, 2002, Peerless incurred a loss and experienced negative cash flow from operating activities. Peerless does not have a credit facility and Peerless does not expect to secure a line of credit. If Peerless does not generate anticipated cash flow from licensing, or if expenditures are greater than expected, Peerless most likely will reduce discretionary spending, which could require a delay, scaling back or elimination of some or all of the Company's development efforts, any of which could have a material adverse effect on the Company's business, results of operations and prospects. Furthermore, if Peerless continues to experience negative cash flows, as is currently forecasted, and Peerless is unable to increase revenues or cut costs so that revenues generated from operating activities are sufficient to meet the Company's obligations as a result of which Peerless exhausts current capital resources, Peerless will be required to obtain additional capital from other sources. Such sources might include issuances of debt or equity securities, bank financing or other means that might be available to increase the Company's working capital. Under such circumstances, there is substantial doubt as to whether Peerless would be able to obtain additional capital on commercially reasonable terms or at all. The inability to obtain such resources on commercially acceptable terms could have a material adverse effect on the Company's operations, liquidity and financial condition, the Company's prospects and the scope of strategic alternatives and initiatives available to the Company.

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

     Despite these efforts, Peerless may be unable to effectively protect the Company's proprietary rights and the enforcement of the Company's proprietary rights may be cost prohibitive. Unauthorized parties may attempt to copy or otherwise obtain or use the Company's products or technology. Monitoring unauthorized use of the Company's products is difficult. Peerless cannot be certain that the steps its takes to prevent unauthorized use of its technology, particularly in countries where the laws may not protect proprietary rights as fully as in the United States, will be effective.

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

     The Company holds nine patents issued in the United States, one of which is also issued in France, Germany, Great Britain, Japan and Hong Kong. The issued patents relate to techniques developed by the Company for generating output for continuous synchronous raster output devices, such as laser printers, compressing data for use with output devices, filtering techniques for use with output devices and communicating with peripheral devices over a network.

     The Company also has five patent applications and two provisional applications pending in the United States, four applications pending in the European Patent Office, four applications pending in Japan, two applications pending in Hong Kong, one application pending in Canada and one application pending in the Republic of China.

     The Company holds nine patents issued in the United States, one of which is also issued in France, Germany, Great Britain, Japan and Hong Kong. The issued patents relate to techniques developed by the Company for generating output for continuous synchronous raster output devices, such as laser printers, compressing data for use with output devices, filtering techniques for use with output devices and communicating with peripheral devices over a network.

     The Company also has five patent applications and two provisional applications pending in the United States, four applications pending in the European Patent Office, four applications pending in Japan, two applications pending in Hong Kong, one application pending in Canada and one application pending in the Republic of China.

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

     The Company's ability to implement the Company's business plan, develop and offer products and manage expansion in rapidly developing and disparate marketplaces requires comprehensive and effective planning and management. The growth in the complexity of business relationships with current and potential customers and third parties has placed, and will continue to place, a significant strain on management systems and resources. The Company's failure to continue to improve upon the operational, managerial and financial controls, reporting systems and procedures in its imaging business or the Company's failure to expand and manage its workforce could have a material adverse effect on the Company's business and financial results.

     Peerless may be unable to deploy the Company's employees effectively in connection with changing demands from the Company's OEM customers.

     The industry in which Peerless operates has experienced significant downturns, both in the United States and abroad, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Over the past two years, Peerless has experienced a shift in OEM demand from the historically prevailing requirement for turnkey solutions toward SDKs. Because Peerless has experienced a general decrease in demand for engineering services, engineering services resources have been re-deployed to research and development. Should this trend abruptly change, Peerless may be unable to re-deploy labor effectively and in a timely manner, which inability could have a material adverse effect on the Company's operational results.

     Item 8--Consolidated Financial Statements and Supplementary Data.

     See Index to Financial Statements on page F-1.

     Item 9--Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

     PART III

     Item 10--Directors and Executive Officers.

     See the information set forth in the sections entitled "Proposal No. 1 - Election of Directors," "Executive Compensation and Other Matters" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year 2002 (the "2002 Proxy Statement"), which is incorporated herein by reference.

     Item 11--Executive Compensation.

     See the information set forth in the section entitled "Executive Compensation and Other Matters" in the 2002 Proxy Statement, which is incorporated herein by reference.

     Item 12--Security Ownership of Certain Beneficial Owners and Management.

     See the information set forth in the section entitled "Securities Ownership of Certain Beneficial Owners and Management" in the 2002 Proxy Statement, which is incorporated herein by reference.

     Item 13--Certain Relationships and Related Transactions.

     See the information set forth in the sections entitled "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in the 2002 Proxy Statement, which is incorporated herein by reference.

     PART IV

     Item 14--Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)Documents filed as a part of this Annual Report on Form 10-K:

     (1)Financial Statements:

                                                                          Page
                                                                          ----
     Report of Ernst & Young LLP, Independent Auditors.                    F-2

     Consolidated Statements of Operations.                                F-4

     Consolidated Balance Sheets.                                          F-5

     Consolidated Statements of Stockholders' Equity.                      F-6

     Consolidated Statements of Cash Flows.                                F-7

     Notes to Consolidated Financial Statements.                           F-8

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

     (b) Reports on Form 8-K:

          1. Form 8-K was filed on December 7, 2001 reporting other events pursuant to Item 5 of Form 8-K and reporting Financial Schedules, Pro Forma Financials and Exhibits pursuant to Item 7 of Form 8-K.

          2. Form 8-K was filed on December 20, 2001 reporting other events pursuant to Item 5 of Form 8-K.

     (c) Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit
Number
-------
3.1(1)          Certificate of Incorporation of the Company.

3.2(9)          Amended and Restated Bylaws of the Company.

4.1             Instruments defining the rights of security holders. Reference is made to Exhibits 3.1 and 3.2.

4.2(4)          Rights Agreement, dated October 7, 1998, between the Company and Wells Fargo Shareowner Services, a division of Wells Fargo Bank Minnesota, N.A., formerly known as Norwest Shareowner Services, as Rights
                    Agent.

10.1(10)(2)     1996 Equity Incentive Plan, as amended and form of stock option agreements thereunder.

10.2(11)(2)     1996 Employee Stock Purchase Plan, as amended.

10.3(1)(3)      Reference Post Appendix No. 2 to the Adobe Third Party License dated February 11, 1993.

10.4(1)         Amendment No. 1 to the Adobe Third Party License dated November 29, 1993.

Exhibit
Number
-------
10.5(1)(3)      PCL Development and License Agreement (the  "PCL License ") dated June 14, 1993, between the Registrant and
                    Adobe.

10.6(1)(3)      Amendment No. 1 to the PCL License dated October 31, 1993.

10.7(1)(3)      Letter Modification to the PCL License dated August 5, 1994.

10.81)(3)       Addendum No. 1 to the PCL License dated March 31, 1995.

10.9(1)(3)      Letter Modification to the PCL License dated August 30, 1995.

10.10(1)        Lease Agreement between the Company and Continental Development Corporation dated February
                    6, 1992, and Addendum, dated February 6, 1992.

10.11(1)        First Amendment to Office Lease dated December 1, 1995, between the Company and Continental Development
                    Corporation.

10.12(5)        Second Amendment to Office Lease dated April 8, 1997, between the Company and Continental Development
                    Corporation.

10.13(5)        Third Amendment to Office Lease dated December 16, 1997, between the Company and Continental Development
                    Corporation.

10.14(6)        Fourth Amendment to Office Lease dated April 22, 1998, between the Company and Continental Development
                    Corporation.

10.15(7)        Agreement and Plan of reorganization and Merger by and among Peerless Systems Corporation, Auco Merger Sub, and Auco, Inc. dated as of April 6, 1999.

10.16(8)        Marubun Supplier/Distribution Agreement dated December 14, 1999.

10.17(8)        Lease PSN McKelvy Family Trust (386 Main Street) Standard Industrial/Commercial Single-Tenant Lease-Net
                    dated March 14, 1997.

10.18(8)        Lease PSIP Kent Centennial Limited Partnership dated January 31, 1996.

10.19(2)(12)    Form of Indemnification Agreement, effective as of March 12, 2001.

10.20(13)       Settlement Agreement and Mutual Release dated April 11, 2001 between Peerless Systems Corporation and
                    Gordon L. Hanson.

10.21(9)        Settlement Agreement and Mutual Release, effective as of April 27, 2001, by and among the State of
                    Wisconsin Investment Board, Peerless Systems Corporation and Edward A. Gavaldon.

10.22           Series A Preferred Stock Purchase Agreement dated January 29, 2002 by and among Netreon, Inc., a Delaware corporation, Netreon, Inc., a California corporation and each of the several purchasers named therein.

10.23           Series A Preferred Stock Contribution Agreement dated January 29, 2002 by and between Netreon, Inc., a
                    Delaware corporation and Peerless Systems Corporation.

21              Peerless Wholly-Owned Subsidiaries.

23.1            Consent of Ernst & Young LLP, Independent Auditors.

24.1            Power of Attorney. Reference is made to the signature page to this Annual Report on Form 10-K.

     (1)Previously filed in the Company's Registration Statement on Form S-1 (File No. 333-09357), as amended and incorporated herein by reference.
     (2)Management contract or compensatory plan or arrangement.
     (3)Subject to a Confidential Treatment Order.
     (4)Previously filed in the Company's Current Report on Form 8-K, filed October 13, 1999, and incorporated herein by reference.

     (5)Previously filed in the Company's 1998 Annual Report filed on Form 10-K, filed April 24, 1998, and incorporated herein by reference.
     (6)Previously filed in the Company's 1999 Annual Report filed on Form 10-K, filed April 26, 1999, and incorporated herein by reference.
     (7)Previously filed in the Company's Registration Statement on Form S-4 (File No. 333-77049) as amended and incorporated herein by reference.
     (8)Previously filed in the Company's 2000 Annual Report filed on Form 10-K, filed April 28, 2000, and incorporated herein by reference.
     (9)Previously filed in the Company's Current Report on Form 8-K, filed July 2, 2001, and incorporated herein by reference.
     (10) Previously filed in the Company's Registration Statement on Form S-8 (File No. 333-73562), filed November 16, 2001, and incorporated herein by reference.
     (11) Previously filed in the Company's Registration Statement on Form S-8 (File No. 333-57362), filed March 21, 2001, and incorporated herein by reference.
     (12) Previously filed in the Company's Amendment No. 4 to its Registration Statement on Form S-3 (File No. 333-60284), filed July 27, 2001, and incorporated herein by reference.
     (13) Previously filed in the Company's 2001 Annual Report filed on Form 10-K, filed May 1, 2001, and incorporated herein by reference.

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of May, 2002.

                                              Peerless Systems Corporation


                                                 By:  /s/  William R. Neil
                                                    ----------------------------
                                                 William R. Neil
                                                 Vice President of Finance and
                                                 Chief Financial Officer

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Howard J. Nellor and William R. Neil, his/her attorneys-in-fact, each with the power of substitution, for him/her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                  Title                                  Date
---------                  -----                                  ----


/s/  Howard J. Nellor      Chief Executive Officer,               May 1, 2002
------------------------   President & Director
Howard J. Nellor           (Principal Executive Officer)


/s/  Robert G. Barrett     Director                               May 1, 2002
------------------------
Robert G. Barrett


/s/  Robert L. North       Director                               May 1, 2002
------------------------
Robert L. North


/s/  Louis C. Cole         Director                               May 1, 2002
------------------------
Louis C. Cole


/s/  William R. Neil       Vice President of Finance and Chief    May 1, 2002
------------------------   Financial Officer
William R. Neil            (Principal Financial and Accounting
                           Officer)

                          PEERLESS SYSTEMS CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Ernst & Young LLP, Independent Auditors                           F-2

Consolidated Statements of Operations                                       F-3

Consolidated Balance Sheets                                                 F-4

Consolidated Statements of Stockholders' Equity                             F-5

Consolidated Statements of Cash Flows                                       F-6

Notes to Consolidated Financial Statements                                  F-7

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Peerless Systems Corporation

     We have audited the accompanying consolidated balance sheets of Peerless Systems Corporation as of January 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14 (a) for each of the three years in the period ended January 31, 2002. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peerless Systems Corporation at January 31, 2002 and 2001 and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for each of the three years in the period ended January 31, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                             /s/ Ernst & Young LLP
                                             -----------------------------------

     Los Angeles, California
     March 21, 2002

                          PEERLESS SYSTEMS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                          Years Ended January 31,
                                                       -----------------------------
                                                         2002       2001      2000
                                                       --------   --------   -------
Revenues:
   Product licensing                                   $ 21,606   $ 18,571   $26,042
   Engineering services and maintenance                   6,132      7,481    15,989
   Other                                                  2,029      1,355        45
                                                       --------   --------   -------
      Total revenues                                     29,767     27,407    42,076
                                                       --------   --------   -------

Cost of revenues:
   Product licensing                                      6,309      4,867       932
   Engineering services and maintenance                   5,708      9,662    13,030
   Other                                                  1,206        823        11
                                                       --------   --------   -------
      Total cost of revenues                             13,223     15,352    13,973
                                                       --------   --------   -------
      Gross margin                                       16,544     12,055    28,103
                                                       --------   --------   -------

Operating expenses:
   Research and development                              13,634     13,019     9,600
   Sales and marketing                                    6,001      5,783     6,366
   General and administrative                             6,857     10,481     5,752
   Other-non-recurring expenses                              --         --     2,252
                                                       --------   --------   -------
      Total operating expenses                           26,492     29,283    23,970
                                                       --------   --------   -------
Loss from operations                                     (9,948)   (17,228)    4,133
Other income                                              2,320         --        --
Loss on divestiture of storage operations                (2,303)        --        --
Interest income, net                                        743      1,229     1,209
                                                       --------   --------   -------
      Total other income                                    760      1,229     1,209
                                                       --------   --------   -------
Income (loss) before income taxes                        (9,188)   (15,999)    5,342
Provision for income taxes                                1,809      1,650     1,901
                                                       --------   --------   -------
      Net income (loss)                                $(10,997)  $(17,649)  $ 3,441
                                                       ========   ========   =======

Basic earnings (loss) per share                        $  (0.73)  $  (1.19)  $  0.25
                                                       ========   ========   =======

Diluted earnings (loss) per share                      $  (0.73)  $  (1.19)  $  0.22
                                                       ========   ========   =======

Weighted average common shares outstanding - basic       15,062     14,886    13,890
                                                       ========   ========   =======

Weighted average common shares outstanding - diluted     15,062     14,886    15,483
                                                       ========   ========   =======

The accompanying notes are an integral part of these financial statements.

                          PEERLESS SYSTEMS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                            January 31,
                                                                                       -------------------
                                                                                         2002       2001
                                                                                       --------   --------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                           $ 11,030   $ 12,073
   Restricted cash                                                                           --        742
   Short term investments                                                                   508      6,358
   Trade accounts receivable, less allowance for doubtful accounts of $100 and $755
      in 2002 and 2001, respectively                                                      5,158      6,428
   Unbilled receivables                                                                     160        159
   Prepaid expenses and other current assets                                                537        493
                                                                                       --------   --------
      Total current assets                                                               17,393     26,253
Investments                                                                               3,116      3,070
Long-term receivable                                                                         --      1,500
Property and equipment, net                                                               4,038      5,710
Other assets                                                                                387        575
                                                                                       --------   --------
      Total assets                                                                     $ 24,934   $ 37,108
                                                                                       ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                    $    742   $    901
   Accrued wages                                                                          1,033      2,075
   Accrued compensated absences                                                             675        714
   Other current liabilities                                                              2,482      3,507
   Deferred revenue                                                                       1,827        826
                                                                                       --------   --------
      Total current liabilities                                                           6,759      8,023
Other tax liabilities                                                                     2,060      2,260
Deferred rent                                                                               121         97
                                                                                       --------   --------
      Total liabilities                                                                   8,940     10,380
                                                                                       --------   --------

Stockholders' equity:
   Common stock, $.001 par value, 30,000 shares authorized, 15,377 and 14,909 shares
      issued and outstanding in 2002 and 2001, respectively                                  15         15
   Additional paid-in capital                                                            48,789     48,471
   Deferred compensation                                                                     --        (58)
   Accumulated deficit                                                                  (32,697)   (21,700)
   Treasury stock, 150 shares in 2002                                                      (113)        --
                                                                                       --------   --------
      Total stockholders' equity                                                         15,994     26,728
                                                                                       --------   --------
      Total liabilities and stockholders' equity                                       $ 24,934   $ 37,108
                                                                                       ========   ========

The accompanying notes are an integral part of these financial statements.

                          PEERLESS SYSTEMS CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                             Convertible        Convertible
                                                                           Preferred Stock    Preferred Stock
                                                          Common Stock        Series A           Series B
                                                         ---------------   ----------------   ----------------
                                                         Shares   Amount   Shares    Amount   Shares   Amount
                                                         ------   ------   ------   -------   ------   -------
Balances, January 31, 1999                               12,838     $13     3,228   $ 3,217    1,413   $ 3,520
   Issuance of common stock                                 151      --        --        --       --        --
   Exercise of stock options                                530       1        --        --       --        --
   Conversion of preferred stock
      Series A and B to common stock                      1,200       1    (3,228)   (3,217)  (1,413)   (3,520)
   Conversion of notes payable to common stock                5      --        --        --       --        --
   Acquisition adjustment                                    --      --        --        --       --        --
   Amortization of deferred compensation                     --      --        --        --       --        --
   Net income                                                --      --        --        --       --        --
                                                         ------     ---    ------   -------   ------   -------
Balances, January 31, 2000                               14,724      15        --        --       --        --
   Compensation expense for stock option modifications       --      --        --        --       --        --
   Issuance of common stock                                 107      --        --        --       --        --
   Exercise of stock options                                 78      --        --        --       --        --
   Amortization of deferred compensation                     --      --        --        --       --        --
   Net Loss                                                  --      --        --        --       --        --
                                                         ------     ---    ------   -------   ------   -------
Balances, January 31, 2001                               14,909      15        --        --       --        --
   Issuance of put options                                   --      --        --        --       --        --
   Exercise of put options                                   --      --        --        --       --        --
   Expiration of put options                                 --      --        --        --       --        --
   Issuance of common stock                                 406      --        --        --       --        --
   Exercise of stock options                                 62      --        --        --       --        --
   Amortization of deferred compensation                     --      --        --        --       --        --
   Net loss                                                  --      --        --        --       --        --
                                                         ------     ---    ------   -------   ------   -------
Balances, January 31, 2002                               15,377     $15        --   $    --       --   $    --
                                                         ======     ===    ======   =======   ======   =======

                                                         Treasury Stock    Aditional                               Total
                                                         ---------------   Paid - In   Deferred   Accumulated   Stockholders'
                                                         Shares   Amount    Capital      Comp.      Deficit        Equity
                                                         ------   ------   ---------   --------   -----------   -------------
Balances, January 31, 1999                                 --    $  --     $39,360     $(188)     $ (7,493)      $ 38,429
   Issuance of common stock                                --       --         846        --            --            846
   Exercise of stock options                               --       --         961        --            --            962
   Conversion of preferred stock
      Series A and B to common stock                       --       --       6,736        --            --             --
   Conversion of notes payable to common stock             --       --          50        --            --             50
   Acquisition adjustment                                  --       --          --        --             1              1
   Amortization of deferred compensation                   --       --          --        65            --             65
   Net income                                              --       --          --        --         3,441          3,441
                                                         ----    -----     -------     -----      --------       --------
Balances, January 31, 2000                                 --       --      47,953      (123)       (4,051)        43,794
   Compensation expense for stock option modifications     --       --         241        --            --            241
   Issuance of common stock                                --       --         225        --            --            225
   Exercise of stock options                               --       --          52        --            --             52
   Amortization of deferred compensation                   --       --          --        65            --             65
   Net Loss                                                --       --          --        --       (17,649)       (17,649)
                                                         ----    -----     -------     -----      --------       --------
Balances, January 31, 2001                                 --       --      48,471       (58)      (21,700)        26,728
   Issuance of put options                                 --       --        (232)       --            --           (232)
   Exercise of put options                               (150)    (113)        113        --            --              -
   Expiration of put options                               --       --         209        --            --            209
   Issuance of common stock                                --       --         209        --            --            209
   Exercise of stock options                               --       --          19        --            --             19
   Amortization of deferred compensation                   --       --          --        58            --             58
   Net loss                                                --       --          --        --       (10,997)       (10,997)
                                                         ----    -----     -------     -----      --------       --------
Balances, January 31, 2002                               (150)   $(113)    $48,789     $  --      $(32,697)      $ 15,994
                                                         ====    =====     =======     =====      ========       ========

   The accompanying notes are an integral part of these financial statements.

                          PEERLESS SYSTEMS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                  Years Ended January 31,
                                                                             --------------------------------
                                                                               2002        2001        2000
                                                                             --------    --------    --------
Cash flows from operating activities:
   Net income (loss)                                                         $(10,997)   $(17,649)   $  3,441
   Adjustments to reconcile net income (loss) to net cash provided (used)
       by operating activities
          Depreciation and amortization                                         2,126       2,048       1,540
          Amortization of investment discounts and premiums                       (10)        (63)       (146)
          Amortization of deferred compensation                                    58          65          65
          Loss on divestiture of storage operations                             2,303          --          --
          Compensation expense for option modifications and
               common stock issued to employees                                    --         241          48
          Allowance for bad debt                                                 (150)        881          97
          Deferred taxes                                                           --       1,732         640
          Other                                                                    --          --           2
   Changes in operating assets and liabilities:
          Trade accounts receivable                                             1,420       2,859         278
          Unbilled receivables                                                     (1)      2,184         651
          Prepaid expenses and other assets                                       (60)        282        (997)
          Long-term receivable                                                  1,500          --      (1,500)
          Accounts payable                                                       (150)        286        (312)
          Deferred revenue                                                      1,001         155      (2,360)
          Other liabilities                                                    (2,360)      1,168       1,513
                                                                             --------    --------    --------
                     Net cash provided (used) by operating  activities         (5,320)     (5,811)      2,960
                                                                             --------    --------    --------
Cash flows from investing activities:
   Purchases of property and equipment                                           (698)     (1,084)     (1,742)
   Purchases of leasehold improvements                                           (216)        (73)       (818)
   Purchases of available-for-sale securities                                  (7,640)    (31,645)    (22,892)
   Maturities of held-to-maturity securities                                       --          --       5,500
   Proceeds from sales of available-for-sale securities                        13,454      37,531      23,050
   Divestiture of storage operations                                           (1,343)         --          --
   Purchases of software licenses                                                (137)         --         (30)
   Restricted cash                                                                742        (742)         --
                                                                             --------    --------    --------
                     Net cash provided by investing activities                  4,162       3,987       3,068
                                                                             --------    --------    --------
Cash flows from financing activities:
   Proceeds from issuance of common stock                                         209         225         798
   Proceeds from exercise of common stock options                                  19          52         962
   Repayment of outstanding notes payable                                          --          --        (300)
   Repurchase of common stock                                                    (113)         --          --
                                                                             --------    --------    --------
                     Net cash provided by financing activities                    115         277       1,460
                                                                             --------    --------    --------
                     Net increase (decrease) in cash and cash equivalents      (1,043)     (1,547)      7,488
Cash and cash equivalents, beginning of period                                 12,073      13,620       6,132
                                                                             --------    --------    --------
Cash and cash equivalents, end of period                                     $ 11,030    $ 12,073    $ 13,620
                                                                             ========    ========    ========

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Income taxes                                                           $  1,629    $    736    $  1,554
      Interest                                                               $     --    $     --    $     15
Supplemental schedule of noncash investing and financing activities:
   Conversion of preferred stock Series A to common stock                    $     --    $     --    $  3,217
   Conversion of preferred stock Series B to common stock                    $     --    $     --    $  3,520
   Conversion of notes payable to common stock                               $     --    $     --    $     50
   Common stock issued to employees                                          $     --    $     --    $     48

The accompanying notes are an integral part of these financial statements.

                          PEERLESS SYSTEMS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

     1. Organization and Summary of Significant Accounting Policies:

     Organization: Peerless Systems Corporation ("Peerless" or the "Company") was incorporated in the state of California in April 1982 and reincorporated in the state of Delaware in September 1996. Peerless develops and licenses software-based digital imaging and networking systems and supporting electronic technologies and provides custom engineering services to Original Equipment Manufacturers ("OEMs") of digital document products located primarily in the United States and Japan. Digital document products include printers, copiers, fax machines, scanners and color products, as well as multifunction products that perform a combination of these imaging functions. In order to process digital text and graphics, digital document products rely on a core set of imaging software and supporting electronics, collectively known as a digital imaging system. Network interfaces supply the core technologies to digital document products that enable them to communicate over local area networks and the Internet.

     Principles of Consolidation and Basis of Presentation: The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. As a result of the Netreon exchange transaction, the Company's Netreon subsidiary was deconsolidated effective January 29, 2002. Although the Company has retained an equity interest in the business formed as a result of the transaction, the Company has not recorded a related investment and has no continuing obligation to fund this business (see Note 2).

     Business Combinations: All business combinations have been accounted for under the pooling-of-interests method of accounting under Accounting Principles Board Opinion No. 16. In such cases, the assets, liabilities and stockholders' equity of the acquired entities were combined with the Company's respective accounts at recorded values. Prior period financial statements have been restated to give effect to the mergers.

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

     Investments: The Company's investments at January 31, 2002 and 2001 consisted of available-for-sale U.S. government debt, state and local government debt and corporate debt. Available-for-sale securities are carried at fair value. Unrealized gains and losses, if material, are reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary are included in results of operations. Realized gains and losses are calculated using the specific identification method and were not material to the Company's results of operations in any period presented.

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

     The Company also enters into engineering services contracts with certain of its OEMs to provide a turnkey solution, adapting the Company's software and supporting electronics to specific OEM requirements. Revenues on such contracts are recognized over the course of the engineering work on a percentage-of-completion basis. Progress-to-completion under percentage-of-completion is determined based on direct costs, consisting primarily of labor and materials, expended on the arrangement. The Company provides for any anticipated losses on such contracts in the period in which such losses are first determinable. The Company accrued $91 and $176 for losses on contracts that experienced delays in completion at January 31, 2002 and 2001, respectively. Maintenance revenues are recognized ratably over the term of the maintenance contract.

     Recurring licensing revenues are derived from per unit fees paid by the Company's customers upon manufacturing and subsequent commercial shipment of products incorporating Peerless technology and certain third party technology, of which the Company is a sub-licensor. These recurring licensing revenues are recognized on a per unit basis as products are shipped commercially. In certain cases, the Company may sell a block license, that is, a specific quantity of licensed units that may be sold in the future, or the Company may require the customer to pay minimum royalty commitments. Associated payments are typically made in one lump sum or extend over a period of four or more quarters. The Company generally recognizes revenues associated with block licenses and minimum royalty commitments on delivery and acceptance of software, when collection of the resulting receivable is probable, when the fee is fixed and determinable, and when the Company has no future obligations. In cases where block licenses or minimum royalty commitments have extended payment terms and the fees are not fixed and determinable, revenue is recognized as payments become due. Further, when earned royalties exceed minimum royalty commitments, revenues are recognized on a per unit basis as products are shipped commercially.

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

     Advertising Costs: Advertising costs are expensed as incurred in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Advertising expenses are recorded in sales and marketing expense and were immaterial to the results of operations for all periods presented.

     Income Taxes: The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are recognized for the tax consequences in future years resulting from differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. Income tax provision is the tax payable for the period and the change during the period in net deferred income tax assets and liabilities.

                          PEERLESS SYSTEMS CORPORATION

                     (in thousands, except per share amounts)

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

     Common Stock Options: During 1997, the Company implemented the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." This statement sets forth alternative standards of recognition of the cost of stock-based compensation and requires that the Company's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. As permitted by this statement, the Company continues to apply Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in recording compensation related to its plans. The supplemental disclosure requirements and further information related to the Company's stock option plans are presented in Note 13 to the Company's financial statements.

     Cash and Cash Equivalents: Cash and cash equivalents represent cash and highly liquid investments which mature within three months from date of purchase.

     Reclassifications: Certain previously reported financial information has been reclassified to conform to the fiscal 2002 presentation.

     Future Developments: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations," for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt SFAS No. 144 as of February 1, 2002 and it has not determined the effect, if any, the adoption of SFAS No. 144 will have on the Company's financial position and results of operations.

     2. Business Developments:

     Acquisitions:

     In June 1999, the Company completed its acquisition of Auco, Inc. ("Auco"). Auco, based in Redwood City, California, developed embedded networking technology and was privately held prior to the acquisition. As a result of the acquisition, Auco was renamed Peerless Systems Networking ("PSN") and became a wholly-owned subsidiary of the Company. The Company exchanged 2,500 shares of its common stock for all outstanding shares of Auco capital stock on a fully diluted basis, and its convertible note payable. Each share of Auco was exchanged for .2585 shares of Peerless common stock. In September 2000, the Company changed the name of its PSN subsidiary to Netreon, Inc., a California corporation ("Netreon'). This corporate re-branding reflected Netreon's mission to integrate networked storage devices into the Windows 2000 environment.

     In December 1999, the Company completed its acquisition of HDE, Inc. ("HDE"). HDE, based in Seattle, Washington, developed embedded imaging and Internet printing solutions and was privately held prior to the acquisition. As a result of the acquisition, HDE was renamed Peerless Systems Imaging Products, Inc. ("PSIP") and became a wholly-owned subsidiary of the Company. The Company exchanged 890 shares of its common stock for all of the outstanding shares of HDE common stock.

                          PEERLESS SYSTEMS CORPORATION

                    (in thousands, except per share amounts)

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

     The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements are as follows:

                     Nine Month Period
                     Ended October 31,     Three Month Period
                           1999          Ended   April 30, 1999
                     -----------------   ----------------------
                        (Unaudited)           (Unaudited)
Revenues:
Peerless                   31,065                 8,194
Auco                           (A)                1,666
HDE                         2,787                   880
                          -------               -------
   Combined               $33,852               $10,740
                          =======               =======

Net income (loss):
Peerless                    4,178                 1,091
Auco                           (A)                  122
HDE                            35                    (1)
                          -------               -------
   Combined               $ 4,213               $ 1,212
                          =======               =======

     (A) Included in Peerless consolidated amounts after merger in June 1999.

Netreon Exchange:

In January 2002, the Company exchanged all of the outstanding capital stock of Netreon for 7,714 shares of Series A Preferred Stock of Netreon, Inc., a Delaware corporation ("Newco"), representing a 40.8% interest in the voting shares of Newco stock. The remaining 59.2% of the voting shares of Newco stock is held by parties external to the Company, including a former executive officer of Netreon, who is also a former member of the Company's board of directors. The Company does not expect to realize the cost of the Netreon capital stock exchanged or costs incurred which were direct and incremental to the transaction. As a result, the Company did not record an investment in Newco and recorded a $2.3 million charge to loss on divestiture of storage operations. Among other things, this includes a $947 payment made to a landlord to terminate the Company's obligations under one of Netreon's leases and a $420 accrual for other Netreon lease obligations to be paid by the Company through fiscal year 2005. The Company has no continuing obligation to provide funding in any form to Newco.

                          PEERLESS SYSTEMS CORPORATION

                    (in thousands, except per share amounts)

     3. Investments:

     Investments available-for-sale at January 31 consisted of the following:

                                                    2002     2001
                                                   ------   ------
Available-for-sale securities:
   Maturities within one year:
      U.S. government debt securities              $  308   $   --
      State and local government debt securities      200    1,417
      Corporate debt securities                        --    4,941
                                                   ------   ------
                                                      508    6,358
                                                   ------   ------
   Maturities after one year through five years:
      U.S. government debt securities               1,916      604
      Corporate debt securities                        --      308
                                                   ------   ------
                                                    1,916      912
                                                   ------   ------
   Maturities after five years:
      State and local government debt securities       --      858
      Corporate debt securities                     1,200    1,300
                                                   ------   ------
                                                    1,200    2,158
                                                   ------   ------

      Total investments                            $3,624   $9,428
                                                   ======   ======

     The fair value of available-for-sale securities at January 31, 2002 and 2001 approximated their carrying value (amortized cost). Unrealized gains or losses on available-for-sale securities were immaterial for all periods presented.

     4.   Restricted Cash:

     On March 16, 2000, Netreon, Inc. entered into an agreement to lease approximately twelve thousand square feet of office space in Mountain View, California. The term of the lease agreement was seven years. The Company guaranteed the lease commitment of Netreon, Inc. and secured the first twelve months of the agreement with a $742 standby letter of credit. This letter of credit was secured by a certificate of deposit of a like amount. In March of fiscal year 2002, the amount was decreased to $594. In January, 2002, the Company was relieved of any further obligations under the lease agreement (see
Note 2), the letter of credit was terminated, and the securing cash was released without restriction.

     5.   Property and Equipment:

     Property and equipment at January 31 consisted of the following:

                                   2002      2001
                                 -------   -------
Computers and other equipment    $ 7,493   $ 8,055
Furniture                            464       491
Leasehold improvements             3,102     3,062
Construction-in-progress              --        55
                                 -------   -------
                                  11,059    11,663
Less, accumulated depreciation
and amortization                  (7,021)   (5,953)
                                 -------   -------
                                 $ 4,038   $ 5,710
                                 =======   =======

     Depreciation and amortization for the years ended January 31, 2002, 2001, and 2000 was $1,930, $2,012, and $1,144, respectively.

                         PEERLESS SYSTEMS CORPORATION

                     (in thousands, except per share amounts)

     6.   Liabilities:

          Other current liabilities consisted of the following at January 31:

                              2002      2001
                             ------    ------
Accrued license fees         $  884    $1,957
Accrued legal expenses           66       471
Accrued lease expenses          420        --
Accrued foreign taxes           358       435
Other current liabilities       754       644
                             ------    ------
                             $2,482    $3,507
                             ======    ======

     7.   Income Taxes:

          The income tax provision for the years ended January 31 consisted of:

                 2002      2001       2000
                ------    -------    ------
Current:
     Federal    $ (200)   $(1,878)   $  232
     State           2         --        92
     Foreign     2,007      1,796       937
                ------    -------    ------
                 1,809        (82)    1,261
                ------    -------    ------

Deferred:
     Federal        --      1,518       365
     State          --        214       275
                ------    -------    ------
                    --      1,732       640
                ------    -------    ------
                $1,809    $ 1,650    $1,901
                ======    =======    ======

The foreign tax provision was comprised of foreign withholding taxes on license fees and royalty payments.

                         PEERLESS SYSTEMS CORPORATION

                    (in thousands, except per share amounts)

     Temporary differences that give rise to the deferred tax provision for the years ended January 31, consisted of:

                                               2002           2001
                                              -------        -------
Deferred tax assets:
   Net operating loss carryforwards           $ 1,590        $ 7,349
   Accrued liabilities                            339            298
   Allowance for doubtful accounts                 39            223
   Deferred Revenue                                --            221
   Deferred expenses                               56            132
   Tax credit carryforwards                     6,212            442
   Other                                           12              1
                                              -------        -------
       Total deferred tax assets                8,248          8,666
Deferred tax liabilities
   Property and equipment                        (255)          (409)
                                              -------        -------
   Subtotal                                     7,993          8,257
Valuation allowance                            (7,993)        (8,257)
                                              -------        -------
   Net deferred income tax asset              $    --        $    --
                                              =======        =======

     The Company provided a valuation allowance on its net deferred tax assets because of the uncertainty with respect to the Company's ability to generate future taxable income to realize the deferred tax assets. As a result of the Netreon exchange (see Note 2), the Company will no longer file a consolidated return with Netreon. The deferred tax assets and liabilities, including net operating losses, have been adjusted to reflect this change in ownership.

     A portion of the valuation allowance related to stock option compensation deductions incurred in the Company's net operating loss carryforwards. If and when the Company reduces any portion of the valuation allowance related to stock option compensation deduction, the benefit will be added to stockholders' equity, rather than being shown as a reduction of future income tax expense.

     The provision for income taxes for the years ended January 31, differed from the amount that would result from applying the federal statutory rate as follows:

                                             2002      2001      2000
                                             -----     -----     -----
Statutory federal income tax rate            (34.0)%   (34.0)%    34.0%
Foreign provision                             21.9      11.2      17.5
Nondeductible acquisiton expenses               --        --      13.8
Divestiture of Netreon                         8.5        --        --
Other nondeductible expenses                   0.5       0.2       9.0
State tax                                     (1.0)     (2.5)      4.7
Research and experimentation credits            --        --     (20.6)
Change in valuation allowance                 26.0      44.5     (31.2)
Preacquisition reserves                       (2.2)     (9.4)       --
Other                                           --       0.3       8.4
                                             -----     ------    ------
   Provision for income taxes                 19.7%     10.3%     35.6%
                                             =====     =====     =====

     As of January 31, 2002, the Company had net operating loss carryfowards available to reduce future federal and state income of approximately $4,006 and $4,411, respectively, which expire through the periods ending in fiscal years 2022 for federal and 2007 for state. In addition, as of January 31, 2002, the Company had tax credit carryforwards available to reduce future income tax liabilities of approximately $6,212, which expire between fiscal years 2003 and 2022. Utilization of the net operating loss and tax carryforwards will be subject to an annual limitation if a change in the Company's ownership should occur as defined by Section 382 and Section 383 of the Internal Revenue Code.

                         PEERLESS SYSTEMS CORPORATION

                    (in thousands, except per share amounts)

     8.   Commitments:

     Operating Leases: The Company leases its offices and certain operating equipment under operating leases that expire through fiscal year 2007. The principal operating leases covering the Company's office space contain certain predetermined rent increases calculated at the inception of the lease based on the lessor's estimate of expected increases in the fair market value of the leased space. The leases do not specifically provide for renewal options.

     Future minimum rental payments under long-term operating leases for the years ending January 31 are as follows:

            Operating
             Leases
            ----------

 2003         $1,353
 2004          1,403
 2005          1,305
 2006          1,380
 2007          1,359
              ------
              $6,800
              ======

     Total rental expense was $2,460, $1,900, and $1,403 for the years ended January 31, 2002, 2001, and 2000, respectively.

     9.   Risks and Uncertainties:

     Concentration of Credit Risk: The Company had cash and certificates of deposit on deposit at banks at certain times throughout the year that was in excess of federally insured limits.

     The Company's credit risk in accounts receivable, which are generally not collateralized, is concentrated with customers which are OEMs of laser printers and printer peripheral technologies. The financial loss, should a customer be unable to meet its obligation to the Company, would be equal to the recorded accounts receivable. At January 31, 2002, three customers collectively represented 80% of total trade accounts receivable and at January 31, 2001, two customers collectively represented 38%. For the years ended January 31 the following customers, not necessarily the same from year to year, represented greater than ten percent of total revenues:

                      2002             2001             2000
                 -------------    -------------    -------------
Customer A       $ 7,405    25%   $ 7,230    26%   $ 7,888    19%
Customer B         4,856    16%     2,845    10%     4,496    11%
Customer C         4,306    15%                      4,413    10%
                 -------          -------          -------
                 $16,567    56%   $10,075    36%   $16,797    40%
                 =======          =======          =======

     Significant Estimates of Revenues: The Company's recurring product licensing revenues are dependent, in part, on the timing and accuracy of product sales reports received from the Company's OEM customers. These reports are provided only on a calendar quarter basis and, in any event, are subject to delay and potential revision by the OEM. Therefore, the Company is required to estimate all of the recurring product licensing revenues for the last month of each fiscal quarter and to further estimate all of its quarterly revenues from an OEM when the report from such OEM is not received in a timely manner. In the event the Company is unable to estimate such revenues accurately prior to reporting financial results, the Company may be required to adjust revenues in subsequent periods. Fiscal year 2002 revenues subject to such estimates were minimal in amount as of January 31, 2002.

                          PEERLESS SYSTEMS CORPORATION

                    (in thousands, except per share amounts)

     Legal Proceedings

     The Company engaged in the following litigation matters:

On August 28, 2000, a stockholder class action lawsuit was filed against the Company and two of the Company's former officers. A second stockholder class action lawsuit was filed on September 19, 2000 against the Company and the same two former officers of the Company. On April 17, 2001, the Company was served with an Amended and Consolidated Complaint. These lawsuits allege a scheme to artificially inflate the Company's stock price and seek compensatory damages with interest and attorneys fees and expenses. A hearing on the motion filed by the Company and the two former officers to dismiss the Amended and Consolidated Complaint was held on October 9, 2001. On January 14, 2002, the Court dismissed the First Amended and Consolidated Complaint and granted the plaintiffs sixty days to file a Second Amended and Consolidated Complaint. The plaintiff class filed a Second Amended and Consolidated Complaint on March 15, 2002. Peerless believes all of the claims to be without merit and is responding accordingly.

In December 1999, the Company and the Company's former Chief Executive Officer were sued by the State of Wisconsin Investment Board ("SWIB") in the Court of Chancery of the State of Delaware in New Castle County. The complaint alleged that Peerless wrongfully influenced the passage and provided misleading information in connection with a proposal to increase the number of shares available for issuance under the Company's 1996 Equity Incentive Plan by 1,000 options at the Company's Annual Meeting of Stockholders in June 1999. In fiscal year 2002, the parties signed a settlement agreement that, among other things, resulted in a payment of $375 from the Company to SWIB for a portion of its legal fees. The lawsuit has been resolved in a manner satisfactory to the Company.

     10. Earnings (Loss) Per Share:

     Earnings (loss) per share for the years ended January 31, is calculated as follows:

                                            2002                            2001                          2000
                                -----------------------------   -----------------------------   ---------------------------
                                   Net              Per-Share      Net              Per-Share     Net             Per-Share
                                   Loss    Shares     Amount       Loss    Shares     Amount    Income   Shares     Amount
                                --------   ------   ---------   --------   ------   ---------   ------   ------   ---------
Basic EPS
Earnings (loss) available to
   common stockholders          $(10,997)  15,062     $(0.73)   $(17,649)  14,886     $(1.19)   $3,441   13,890      $0.25
                                                      =======                         ======                         =====
Effect of Dilutive Securities
Options                               --       --                     --       --                   --    1,115
Convertible preferred stock
   Series A                           --       --                     --       --                   --      332
Convertible preferred stock
   Series B                           --       --                     --       --                   --      146
                                --------   ------     -------   --------   ------     ------    ------   ------      -----
Diluted EPS
Earnings (loss) available to
common stockholders with
assumed conversions            $(10,997)  15,062     $(0.73)   $(17,649)    14,886    $(1.19)   $3,441   15,483      $0.22
                                ========  ========    =======   ========    ======    ======    ======   ======      =====

The Company has certain common stock options that are not included in the calculation of diluted earnings (loss) per share because the effects are antidilutive. The stock options are described in Note 13.

     11.  Issuance and Purchase of Shares:

     In April 2001, the Company entered into a settlement agreement with one of the former owners of HDE, relating to a lawsuit filed by the Company against the former owners of HDE in July 2000. Pursuant to the settlement, the Company issued 429 put options with a strike price of $0.75 per share. The put options entitled the holder to sell shares of Peerless common stock to the Company at the strike price before the expiration of the put options in

                          PEERLESS SYSTEMS CORPORATION

                    (in thousands, except per share amounts)

October 2001. Prior to the formal settlement, at January 31,2001, the Company accrued $90, representing the deemed fair value of the put options as determined by the difference between the put option purchase price and the fair market value of the Company's stock on the date of the settlement agreement. Upon issuance of the put options in fiscal year 2002, the potential obligation under the outstanding put options was transferred from stockholders' equity to "common stock subject to put options." During fiscal year 2002, the Company repurchased 150 shares for $113 as the result of the exercise of put options. The remaining obligation under the outstanding put options, which expired in October 2001, has been transferred back to stockholders' equity.

     12.  Convertible Preferred Stock:

     In June 1999, upon closing of the merger between Peerless and Netreon, all outstanding shares of Netreon's Convertible Preferred Stock Series A and Convertible Preferred Stock Series B were converted into 835 and 365 shares of common stock, respectively.

     13.  Stock Option and Purchase Plans:

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

     The following represents option activity for the years ended January 31 under the 1992 Stock Option Plan:

                                                     2002                      2001                    2000
                                           -------------------------   ---------------------   ---------------------
                                                            Weighted                Weighted               Weighted
                                                            Average                 Average                 Average
                                                           Per Share               Per Share               Per Share
                                             Number of     Exercise    Number of    Exercise   Number of    Exercise
                                              Options        Price      Options      Price      Options      Price
                                           -------------   ---------   ---------   ---------   ---------   ---------
Options outstanding at beginning of year             152     $1.45         164       $1.44        444        $1.43
Options granted                                       --                    --                     --
Options exercised                                     (1)    $0.53          (9)      $0.68       (277)       $1.42
Options forfeited                                   (122)    $1.43          (3)      $2.38         (3)       $1.61
                                           -------------                   ---                   ----
Options outstanding at year-end                       29     $1.29         152       $1.45        164        $1.44
                                           =============                   ===                   ====
Options exercisable at year-end                       29     $1.29         151       $1.45        158        $1.40
                                           =============                   ===                   ====
Options available for future grant                    --
                                           =============

Weighted average remaining contractual
   life in years                                     3.0
                                           =============

Range of per share exercise prices for
   options outstanding at year-end         $0.53 - $1.65
                                           =============

     Incentive Plan: In May 1996, the Board adopted the Company's 1996 Stock Option Plan. The Company's 1996 Equity Incentive Plan (the "Incentive Plan") was adopted by the Board of Directors in July 1996 as an amendment and restatement of the Company's 1996 Plan. At that time, the Board had authorized and reserved an aggregate of 1,267 shares of common stock for issuance under the Incentive Plan. Additional shares of common stock were authorized and reserved for issuance under the Incentive Plan in June 1998, June 1999, and June 2002 in the amounts of 1,200, 750, and 750 shares, respectively.

                          PEERLESS SYSTEMS CORPORATION

                    (in thousands, except per share amounts)

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

     The following represents option activity under the Incentive Plan for the years ended January 31:

                                                      2002                      2001                    2000
                                           --------------------------   ---------------------   ---------------------
                                                            Weighted                Weighted                Weighted
                                                             Average                 Average                 Average
                                                            Per Share               Per Share               Per Share
                                              Number of      Exercise   Number of   Exercise    Number of   Exercise
                                               Options        Price      Options      Price      Options      Price
                                           --------------------------   ---------------------   ---------------------
Options outstanding at beginning of year            2,457     $6.19       2,337       $8.96       1,884       $ 7.67
Options granted                                     1,523     $0.92       1,174       $2.70       1,180       $10.09
Options exercised                                     (61)    $0.31         (68)      $0.61        (253)      $ 2.33
Options forfeited                                  (1,184)    $4.49        (986)      $8.94        (474)      $ 9.34
                                           --------------                 -----                   -----
Options outstanding at year-end                     2,735     $3.68       2,457       $6.19       2,337       $ 8.96
                                           ==============                 =====                   =====

Options exercisable at year-end                     1,193     $5.70         989       $7.98         640       $ 6.87
                                           ==============                 =====                   =====

Options available for future grant                    910
                                           ==============

Weighted average remaining contractual
    life in years                                     7.8
                                           ==============

Range of per share exercise prices for
    options outstanding at year-end        $0.39 - $22.38
                                           ==============

                          PEERLESS SYSTEMS CORPORATION

                    (in thousands, except per share amounts)

     For various price ranges, weighted average characteristics of outstanding stock options under the Incentive Plan at January 31, 2002 were as follows:

                                 Outstanding Options         Exercisable Options
                            ------------------------------   -------------------

                                     Weighted    Weighted             Weighted
                                      Average     Average              Average
                            Shares   Remaining   Per Share   Shares   Per Share
                             Under     Life      Exercise    Under    Exercise
Range of Exercise Prices    Option    (Years)      Price     Option     Price
------------------------    ------   ---------   ---------   ------   ---------

$0.00 to $2.31               1,762      8.7        $ 1.09       423     $ 1.45
$2.31 to $4.63                 256      7.5        $ 3.46       244     $ 3.50
$4.63 to $6.94                 148      6.6        $ 5.04       110     $ 4.98
$6.94 to $9.25                 226      4.6        $ 8.56       169     $ 8.53
$9.25 to $11.56                 95      5.9        $10.41        73     $10.60
$11.56 to $13.88               122      5.9        $13.16        77     $13.23
$13.88 to $16.19                89      6.0        $14.37        67     $14.40
$16.19 to $18.50                21      5.8        $17.50        16     $17.50
$18.50 to $20.81                 1      6.3        $19.75         1     $19.75
$20.81 to $22.38                15      6.4        $22.15        13     $22.15
                             -----                            -----
      Total                  2,735                            1,193
                             =====                            =====

     Compensation Expense: In connection with the resignation of an executive in April 2000, the Company accelerated the vesting of stock options held by this executive. In addition, the Company extended the terms of the executive's stock options to one year beyond separation date. During the year ended January 31, 2001, the Company recognized $241 as compensation expense for the modifications which represented the difference between the exercise price and the deemed fair market value of the Company's stock at the date of the modification.

     Deferred Compensation: During the year ended January 31, 1997, the Company recorded deferred compensation costs of $452 for the difference between the exercise price and the deemed fair value of the Company's common stock at the date of grant for options issued under the Incentive Plan. Of the total deferred expense, the Company recognized $58, $65 and $65 as compensation expense during the years ended January 31, 2002, 2001 and 2000, respectively.

     Employee Stock Purchase Plan: In July 1996, the Company's Board of Directors approved the Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 300 shares of the Company's common stock. An additional 500 shares were approved by the stockholders in June 2000. Under the Purchase Plan, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following the adoption of the Purchase Plan. The offering period for any offering will be no more than 27 months. Plan offering periods have been six months since the inception of the plan. Employees are eligible to participate if they are employed by the Company or an affiliate of the Company designated by the Board of Directors and meet eligibility standards established by the Board of Directors. Employees who participate in an offering can have up to 15% of their earnings withheld pursuant to the Purchase Plan and applied, on specified dates determined by the Board of Directors, to the purchase of shares of common stock. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date or the purchase date of each offering period. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company and its affiliates. The Purchase Plan will terminate at the Board of Directors' discretion.

     During the year ended January 31, 2002, 2001 and 2000, employees purchased 406, 49 and 146 shares of common stock at weighted average per share prices of $0.51, $4.57 and $5.48, respectively.

                          PEERLESS SYSTEMS CORPORATION

                    (in thousands, except per share amounts)

SFAS No. 123: The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations to account for its stock option plans and employee stock purchase plan, and therefore does not recognize compensation expense for grants of stock options or shares sold under the Purchase Plan. Under SFAS No. 123, compensation cost would be recognized for the fair value of the employee option rights and shares sold under the employee stock purchase plan. In determining the fair value, the Company used the Black-Scholes model, assumed no dividend per year, used expected lives ranging from 2 to 10 years, expected volatility of 130.6%, 132.1%, and 99.5% for the years ended January 31, 2002, 2001 and 2000, respectively, and risk free interest rates of 3.27%, 5.50%, and 5.70% for the years ended January 31, 2002, 2001, and 2000, respectively. The weighted average per share fair value of options granted during the year with exercise prices equal to market price on the date of grant was $0.80, $2.60, and $8.83 per share for the years ended January 31, 2002, 2001 and 2000, respectively. There were no options granted with exercise prices below market price on the date of grant during any of the years presented. Had compensation cost for the Company's grants under stock-based compensation plans and shares sold under the Purchase Plan been determined consistent with SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been changed to the proforma amounts indicated below:

                                                Year Ended January 31,
                                           -------------------------------
                                             2002        2001       2000
                                           --------    --------    -------

Net income (loss) as reported              $(10,997)   $(17,649)   $ 3,441
                                           ========    ========    =======
Proforma net loss                          $(17,104)   $(23,996)   $(1,881)
                                           ========    ========    =======

Net income (loss) per share as reported:
   Basic                                   $  (0.73)   $  (1.19)   $  0.25
                                           ========    ========    =======
   Diluted                                 $  (0.73)   $  (1.19)   $  0.22
                                           ========    ========    =======

Proforma net loss per share:
   Basic                                   $  (1.14)   $  (1.61)   $ (0.14)
                                           ========    ========    =======
   Diluted                                 $  (1.14)   $  (1.61)   $ (0.14)
                                           ========    ========    =======

     14.  Shareholder Rights Plan:

     In October 1998, the Board of Directors of the Company adopted a stockholder rights plan, as set forth in the Rights Agreement, dated as of October 7, 1998, by and between the Company and Wells Fargo Shareowner Services, a division of Wells Fargo Bank Minnesota, N.A., formerly known as Norwest Shareowner Services, as rights agent. Pursuant to the Rights Agreement, one right was issued for each share of the Company's 11,037 outstanding shares of common stock as of October 15, 1998. Each of the Rights entitles the registered holder to purchase, from the Company, one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $35.50 per one one-thousandth of a share. The Rights generally will not become exercisable unless and until, among other things, any person or group not approved by the Board of Directors acquires beneficial ownership of 15% or more of the Company's outstanding common stock or commences a tender offer or exchange offer which would result in a person or group beneficially owning 15% or more of the Company's outstanding common stock. Upon the occurrence of certain events, each holder of a Right, other than such person or group, would thereafter have the right to purchase, for the then exercise price of the Right, shares of common stock of the Company or a corporation or other entity acquiring the Company, having a value equal to two times the exercise price of the Right. The Rights are redeemable by the Company under certain circumstances at $0.01 per Right and will expire, unless earlier redeemed or extended, on October 15, 2008.

     15.  Employee Savings Plans:

     Previously, the Company and Netreon had maintained employee savings plans that qualify under Section 401(k) of the Internal Revenue Code (the "Code") for all of the Peerless and Netreon full-time employees, respectively. The plans allowed employees to make specified percentage pretax contributions up to the maximum dollar limitation prescribed by the Code. The Company has the option to contribute to both plans up to a maximum of $2,000 per

                          PEERLESS SYSTEMS CORPORATION

                    (in thousands, except per share amounts)

employee per year. Company contributions to the Peerless plan during the years ended January 31, 2002, 2001, and 2000 were $219, $373, and $245, respectively. The Company contributed $53 to the Netreon plan during the year ended January 31, 2000. No contributions were made to the Netreon plan during the year ended January 31, 2001. In 2001, the Netreon plan was terminated and merged into the Peerless plan.

     PSIP maintains a profit sharing plan for all eligible employees. Company contributions to the profit sharing plan were $35 for the year ended January 31, 2000. In fiscal year 2001, the PSIP plan was terminated and no contributions were made during the year ended January 31, 2001. Commencing fiscal year 2001, PSIP employees qualified under the Company's 401(k).

     16.  International Operations:

     The Company's long-lived assets are located principally in the United States. The Company's revenues for the years ended January 31, which are transacted in U.S. dollars, are derived based on sales to customers in the following geographic regions:

                     Years Ended January 31

                  2002       2001       2000
                 -------    -------    -------

United States    $ 3,826    $ 5,336    $11,864
Japan             25,856     21,536     28,537
Other                 85        535      1,675
                 -------    -------    -------
                 $29,767    $27,407    $42,076
                 =======    =======    =======

     17.  Segment Reporting:

     Peerless provides software-based digital imaging and networking technology for digital document products and provides directory and management software for networked storage devices and integrates proprietary software into enterprise networks of original equipment manufacturers.

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

     The segment information presented below as to revenues, operating loss, depreciation and amortization, capital expenditures are reported for the storage segment through the period ending January 29, 2002, the effective date of the Company's announced divestiture of its storage operations. No information as to assets is given, as the storage operation was not part of the Company as of January 31, 2002.

                          PEERLESS SYSTEMS CORPORATION

                    (in thousands, except per share amounts)

     The accounting policies used to derive reportable segments results are generally the same as those described in Note 1. Inter-segment transactions are not material. The Company's selling, general and administrative expenses are not identified by segments or accumulated in this manner due to, among other things, shared management and cross-utilization of personnel. For fiscal year 2002, such expenses related to the Company's Netreon, Inc. subsidiary are attributed to the Storage segment; all other such expenses incurred by the Company are allocated to the Imaging segment. In fiscal year 2001 and prior, these expenses are allocated to segments based on the ratio of the segments' revenues to total revenues.

     The table below presents segment information for fiscal year ended January 31:

                                                         Total
                                  Imaging    Storage    Segments
                                 --------    -------    --------

2002
----
Revenues                         $ 29,654    $   113    $ 29,767
Operating loss                   $   (742)   $(9,206)   $ (9,948)
Depreciation and amortization    $  1,788    $   338    $  2,126
Capital expenditures             $    369    $   545    $    914

2001
----
Revenues                         $ 27,157    $   250    $ 27,407
Operating loss                   $(13,788)   $(3,440)   $(17,228)
Depreciation and amortization    $  1,882    $   166    $  2,048
Assets                           $ 35,879    $ 1,229    $ 37,108
Capital expenditures             $    186    $   971    $  1,157

2000
----
Revenues                         $ 41,826    $   250    $ 42,076
Operating income/(loss)          $  4,582    $  (449)   $  4,133
Depreciation and amortization    $  1,445    $    95    $  1,540
Assets                           $ 49,713    $ 2,852    $ 52,565
Capital expenditures             $  2,399    $   161    $  2,560

     18.  Other Income:

     The Company resolved a disputed claim regarding the licensing of its intellectual property and reported non-recurring other income of $2.3 million and collected a $1.5 million receivable during fiscal year 2002.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                                  Additions
                                                       Balance     Charged                     Balance
                                                         at       to Costs                     at End
                                                      Beginning      and                         of
                                                      of Period   Expenses    Deductions (a)   Period
                                                      ---------   ---------   --------------   -------
Year Ended January 31, 2000
Reserves deducted from assets to which they apply:
   Allowances for uncollectable accounts receivable     $175        $(248)        $ 248         $175

Year Ended January 31, 2001
Reserves deducted from assets to which they apply:
   Allowances for uncollectable accounts receivable     $175        $ 881         $(301)        $755

Year Ended January 31, 2002
Reserves deducted from assets to which they apply:
   Allowances for uncollectable accounts receivable     $755        $(150)        $(505)        $100

----------
(a) Accounts written off, net of recoveries.