Form 10-Q
period 2002-04-30
PEERLESS SYSTEMS CORP
filed 2002-06-14
CIK 897893

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

Commission File Number: 000-21287

PEERLESS SYSTEMS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-3732595
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2381 Rosecrans Avenue
El Segundo, CA 90245
(Address of principal executive offices, including zip code)

(310) 536-0908
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of  the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past  90 days.    Yes  ☒    No  ☐

The number of shares of Common Stock outstanding as of June 7, 2002 was 15,442,311.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements prompted by, qualified by or made in connection with such words as “will be,” “continue,” “anticipates,” “estimates,” “expects,” “continuing,” “projects,” “plans,” “exploring,” and “believes” and words of similar substance signal forward-looking statements. Likewise, the use of such words in connection with or related to any discussion of or reference to Peerless Systems Corporation’s (“Peerless” or the “Company”) future business operations, opportunities or financial performance sets apart forward-looking statements.

In particular, statements regarding the Company’s outlook for future business, financial performance and growth, including projected revenue, both quarterly and from specific sources, profit, spending, including spending on research and development efforts, costs, margins and the Company’s cash position, as well as statements regarding expectations for the digital imaging market, new product development and offerings, customer demand for the Company’s products and services, market demand for products incorporating the Company’s technology, future prospects of the Company, and the impact on future performance of organizational and operational changes; all constitute forward-looking statements.

These forward-looking statements are just projections and estimations based upon the information available to the Company at this time. Thus they involve known and unknown risks and uncertainties such that actual results could differ materially from those projected in the forward-looking statements made in this Quarterly Report on Form 10-Q. Risks and uncertainties include, but are not limited to: a) changes in the marketplaces in which the Company offers its products; b) the failure of Peerless’ business to produce the projected financial results; c) the failure of Peerless to maintain its margins due to changes in its business model in reaction to competitive pressures; d) the delay in or the non-acceptance by the market of new product and technology offerings; e) the inability of the Company to retain and attract the technical talent to compete effectively in the marketplace for imaging; f) the failure of Peerless’ markets to achieve anticipated growth rates; g) unfavorable economic conditions resulting in decreased demand for original equipment manufacturers’ (“OEMs”) products using Peerless’ technology, making it difficult for the Company to obtain new licensing agreements; h) OEMs’ determinations not to proceed with development of products using Peerless’ technology due to, among other things, changes in the demand for anticipated OEM products, age of Peerless’ technology, concerns about Peerless’ financial position and Peerless’ competitors offering alternative solutions; i) the lack of acceptance of Peerless’ Internet printing technology by users in the hospitality markets; j) Peerless’ competitors coming to market with new products or alternative solutions that are superior or available at a lower cost or earlier than anticipated or believed to be possible; k) the markets in imaging and networking may not grow to anticipated levels; l) the costs associated with the development and marketing of products for imaging and networking may be higher than currently forecasted; m) an unfavorable outcome to the class action lawsuit presently being litigated; n) changes in demand for the Company’s products and services based on market conditions and the competitiveness of Peerless’ products from both technological and pricing perspectives; o) the Company’s inability to maintain or further improve operating efficiencies or to further streamline operations; p) the impact on the Company’s financials of any future need to expand the organization to meet customer or market demands; q) continuing unfavorable world-wide economic conditions exacerbated by the terrorist attacks on the worldwide financial infrastructure; and r) other factors affecting Peerless’ business and the forward-looking statements set forth herein. Those risks and uncertainties include those set forth in pages 14 through 23 of this Quarterly Report on Form 10-Q.

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

PEERLESS SYSTEMS CORPORATION

TRADEMARKS

Memory Reduction Technology® (MRT), PeerlessPowered®, WinExpress®, PeerlessPrint®, redipS®, AccelePrint®, SyntheSys® and QuickPrint® are registered trademarks of Peerless Systems Corporation. MagicPrint™, VersaPage™ and PerfecTone™ are trademarks of Peerless Systems Corporation and are the subjects of applications pending for registration with the United States Patent and Trademark Office. Peerless™, PeerlessPage™, ImageWorks™ and WebWorks™ are trademarks of Peerless Systems Corporation. Peerless Systems, P logo, and Peerless logo are trademarks and service marks of Peerless Systems Corporation registered in Japan. RedipS is a trademark of Peerless Systems Corporation registered in Canada and in the European Community. PeerlessPrint is a trademark of Peerless Systems Corporation which is the subject of an application for registration pending in Japan and the European Community. PeerlessPrint (in Katakana) is a trademark of Peerless Systems Corporation which is the subject of an application for registration pending in Japan. This Quarterly Report on Form 10-Q also refers to various products and companies by their trademark names. In most, if not in all cases, their respective companies claim these designations as trademarks or registered trademarks.

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements.

PEERLESS SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands)

	April 30, 2002	January 31, 2002
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$13,272	$11,030
Short-term investments	304	508
Trade accounts receivable, net	2,233	5,158
Unbilled receivables	552	160
Prepaid expenses and other current assets	890	537

Total current assets	17,251	17,393
Investments	3,362	3,116
Property and equipment, net	3,712	4,038
Income taxes receivable	587	—
Other assets	430	387

Total assets	$25,342	$24,934

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$602	$742
Accrued wages	450	1,033
Accrued compensated absences	635	675
Other current liabilities	3,555	2,482
Deferred revenue	1,578	1,827

Total current liabilities	6,820	6,759
Other tax liabilities	1,790	2,060
Deferred rent	121	121

Total liabilities	8,731	8,940

Stockholders’ equity:
Common stock	15	15
Additional paid-in capital	48,828	48,789
Accumulated deficit	(32,119)	(32,697)
Treasury stock	(113)	(113)

Total stockholders’ equity	16,611	15,994

Total liabilities and stockholders’ equity	$25,342	$24,934

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended April 30,
	2002	2001
Revenues:
Product licensing	$6,874	$4,378
Engineering services and maintenance	1,692	1,806
Other	33	520

Total revenues	8,599	6,704

Cost of revenues:
Product licensing	2,542	1,563
Engineering services and maintenance	971	1,448
Other	20	315

Total cost of revenues	3,533	3,326

Gross margin	5,066	3,378

Operating expenses:
Research and development	2,502	3,294
Sales and marketing	1,091	1,195
General and administrative	1,281	2,008

Total operating expenses	4,874	6,497

Income (loss) from operations	192	(3,119)
Interest income, net	110	253

Income (loss) before income taxes	302	(2,866)
Provision (benefit) for income taxes	(276)	393

Net income (loss)	$578	$(3,259)

Income (loss) per share—basic	$0.04	$(0.22)

Income (loss) per share—diluted	$0.04	$(0.22)

Weighted average common shares outstanding—basic	15,395	15,007

Weighted average common shares outstanding—diluted	15,825	15,007

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended April 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$578	$(3,259)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation and amortization	430	517
Amortization of investment discounts and premiums	8	(6)
Amortization of deferred compensation	—	16
Changes in operating assets and liabilities:
Trade accounts receivable	2,925	1,983
Unbilled receivables	(392)	(410)
Income taxes receivable	(587)	(257)
Prepaid expenses and other assets	(352)	(220)
Accounts payable	(140)	361
Deferred revenue	(249)	795
Other liabilities	180	(794)

Net cash provided (used) by operating activities	2,401	(1,274)

Cash flows from investing activities:
Purchases of property and equipment	(49)	(308)
Purchases of leasehold improvements	—	(242)
Purchases of available-for-sale securities	(250)	(2,814)
Proceeds from sales of available-for-sale securities	200	3,901
Purchases of software licenses	(99)	—

Net cash provided (used) by investing activities	(198)	537

Cash flows from financing activities:
Proceeds from issuance of common stock	—	102
Proceeds from exercise of common stock options	39	—
Repurchase of common stock	—	(113)

Net cash provided (used) by financing activities	39	(11)

Net increase (decrease) in cash and cash equivalents	2,242	(748)
Cash and cash equivalents, beginning of period	11,030	12,073

Cash and cash equivalents, end of period	$13,272	$11,325

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
(Unaudited)

1.    Basis of Presentation:

The accompanying unaudited consolidated financial statements of Peerless Systems Corporation (the “Company”) have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. These statements should be read in conjunction with the audited financial statements and notes thereto for the years ended January 31, 2002, 2001, and 2000 included in the Company’s Annual Report on Form 10-K filed with the SEC on May 1, 2002. The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.

2.    Significant Accounting Policies:

Revenue Recognition: The Company recognizes revenues in accordance with Statement of Position 97-2 “Software Revenue Recognition” as amended by Statement of Position 98-9. In November 2000, the Company adopted Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” and Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” The adoptions did not impact the Company’s revenue recognition policy.

Development license revenues from the licensing of source code or software development kits (“SDKs”) for the Company’s standard products are recognized upon delivery and acceptance by the customer of the software if no significant modification or customization of the software is required and collection of the resulting receivable is probable. If modification or customization is essential to the functionality of the software, the development license revenues are recognized over the course of the modification work.

The Company also enters into engineering services contracts with certain of its OEMs to provide turnkey solutions, adapting the Company’s software and supporting electronics to specific OEM requirements. Revenues on such contracts are recognized over the course of the engineering work on a percentage-of-completion basis. Progress-to-completion under percentage-of-completion is determined based on direct costs, consisting primarily of labor and materials, expended on the arrangement. The Company provides for any anticipated losses on such contracts in the period in which such losses are first determinable. At April 30, 2002, the Company accrued $125 for losses on three contracts that experienced delays in completion, compared to $91 at January 31, 2002. Maintenance revenues are recognized ratably over the term of the maintenance contract.

Recurring licensing revenues are derived from per unit fees paid by the Company’s customers upon manufacturing and subsequent commercial shipment of products incorporating Peerless technology and certain third party technology. These recurring licensing revenues are recognized on a per unit basis as products are shipped commercially. In certain cases, the Company may sell a block license, that is, a specific quantity of licensed units that may be sold in the future, or the Company may require the customer to pay minimum royalty commitments. Associated payments are typically made in one lump sum or extend over a period of four or more quarters. The Company generally recognizes revenues associated with block licenses and minimum royalty commitments on delivery and acceptance of software, when collection of the resulting receivable is probable, when the fee is fixed and determinable, and when the Company has no future obligations. In cases where block licenses or minimum royalty commitments have extended payment terms and the fees are not fixed and determinable, revenue is recognized as payments become due. Further, when earned royalties exceed minimum royalty commitments, revenues are recognized on a per unit basis as products are shipped commercially.

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For fees on multiple element arrangements, values are allocated among the elements based on vendor specific objective evidence of fair value (“VSOE”). If VSOE does not exist, all revenue for the arrangement is deferred until the earlier of the point at which such VSOE does exist or all elements of the arrangement have been delivered. If an arrangement includes software and service elements, a determination is made as to whether the service element can be accounted for separately as services are performed.

Deferred revenue consists of prepayments of licensing fees and payments billed to customers in advance of revenue recognized on engineering services contracts. Unbilled receivables arise when the revenue recognized on a contract exceeds billings due to timing differences related to billing milestones as specified in the contract.

3.    Investments:

Investments consisted of the following:

	April 30, 2002	January 31, 2002
Available-for-sale securities:
Maturities within one year:
U.S. government debt securities	$304	$308
State and local government debt securities	—	200

	304	508

Maturities after one year through five years:
U.S. government debt securities	2,162	1,916

Maturities after five years:
Corporate debt securities	1,200	1,200

Total investments	$3,666	$3,624

The fair value of available-for-sale securities at April 30, 2002 and January 31, 2002 approximated their carrying value (amortized cost). Unrealized gains or losses on securities were immaterial for all periods presented.

4.    Legal Proceedings:

On August 28, 2000, a stockholder class action lawsuit was filed against the Company and two of the Company’s former officers. A second stockholder class action lawsuit was filed on September 19, 2000 against the Company and the same two former officers of the Company. On April 17, 2001, the Company was served with an Amended and Consolidated Complaint. These lawsuits allege a scheme to artificially inflate the Company’s stock price and seek compensatory damages with interest and attorneys fees and expenses. A hearing on the motion filed by the Company and the two former officers to dismiss the Amended and Consolidated Complaint was held on October 9, 2001. On January 14, 2002, the Court dismissed the First Amended and Consolidated Complaint and granted the plaintiffs sixty days to file a Second Amended and Consolidated Complaint. The plaintiff class filed a Second Amended and Consolidated Complaint on March 15, 2002. Peerless believes all of the claims to be without merit and is responding accordingly.

5.    Concentration of Revenues:

During the first quarter of fiscal year 2003, three customers each generated greater than 10% of the revenues and collectively contributed 64% of revenues. Block license revenues for the same time period were 69% of revenues. During the first quarter of fiscal year 2002, four customers generated greater than 10% of the revenues,

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and collectively contributed 66% of revenues. Block license revenues for that period accounted for 53% of revenues.

6.    Segment Reporting

Peerless provides software-based embedded imaging and networking technology for digital document products and provides directory and management software for networked storage devices and integrates proprietary software into enterprise networks of original equipment manufacturers.

On January 29, 2002, the Company divested itself of the Netreon storage management operations. As a result of this divestiture, in fiscal year 2003, the Company is solely engaged in Imaging operations. Prior to the divestiture, the Company viewed its operations as two segments: Imaging and Storage. The factors that management used to identify the separate segments included customer base, products and technology. The factors used to measure the performance of the two segments included revenues, operating profit and staffing.

A description of the products and services provided by each segment is as follows:

•
Imaging provides to OEM customers imaging systems, page description languages, drivers, application specific integrated circuits, engineering services to modify products for specific applications and maintenance for digital document products. Products can be purchased in source code form or can be modified using the Company’s engineering services to modify for a specific application. License fees are charged for the utilization of Imaging technology.

•
Storage provided OEM storage customers Network Attached Storage (“NAS”) software developer kits that would allow NAS OEMs to provide NetWare or Windows 2000 compatibility for their products. Products could have been purchased in source code form or modified using the Storage engineering services to modify for a specific application. License fees were charged for the utilization of the Storage technology. The Company no longer provides products and service in this segment.

The accounting policies used to derive reportable segments results are generally the same as those described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002 in Note 1 of Notes to Consolidated Financial Statements. Intersegment transactions are not material. The Company’s selling, general and administrative expenses are not identified by segments or accumulated in this manner due to, among other things, shared management and cross-utilization of personnel. Such expenses related to the Company’s Netreon, Inc. subsidiary are attributed to the Storage segment; all other such expenses incurred by the Company are allocated to the Imaging segment.

The table below presents segment information for the quarters ending April 30:

	Imaging	Storage	Total Segments
2002
Revenues	$8,599	N/A	$8,599
Operating income	$192	N/A	$192
Depreciation and amortization	$430	N/A	$430
Assets	$25,342	N/A	$25,342
Capital expenditures	$148	N/A	$148

2001
Revenues	$6,704	$—	$6,704
Operating loss	$(844)	$(2,275)	$(3,119)
Depreciation and amortization	$464	$53	$517
Assets	$32,961	$1,255	$34,216
Capital expenditures	$162	$388	$550

PEERLESS SYSTEMS CORPORATION

Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on current expectations, estimates, forecasts and projections about the industry in which Peerless operates, management’s beliefs and assumptions made by management. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Peerless, together with its wholly-owned subsidiary, Peerless Systems Imaging Products, Inc. (“PSIP”), is a provider of software-based imaging and networking systems to original equipment manufacturers (“OEMs”) of digital document products. The Peerless imaging solution is based on a combination of software and imaging application specific integrated circuits (“ASIC”), which together form a cost-effective imaging system that addresses virtually all sectors of the printing market, from low-end small office/home office (“SOHO”) inkjets to high-end laser digital color copiers and printers. The low-cost, high performance printers and multifunction products (“MFPs”) that incorporate the Company’s imaging solutions are increasingly replacing expensive standalone copiers and printers in corporate offices. Additionally, the Company’s embedded directory agent technology enables networked devices to use directory services. These directory services can authenticate users and administer their access rights. They also allow a device to list its configuration parameters in a central directory on the network, and to configure itself automatically without the need for user intervention.

On January 29, 2002, Peerless divested itself of the Netreon storage management operations while retaining the networking technology obtained from the 1999 acquisition of Netreon for the continuing integration into Peerless’ core imaging product development. As a result of this transaction, certain amounts reported in this Quarterly Report on Form 10-Q and for the remainder of fiscal year 2003 may not be comparable to those reported for fiscal year 2002. For the first quarter of fiscal year 2002, the operating loss of the divested storage management operations was $2.3 million, with no revenues reported. Please see Note 6 of Notes to Consolidated Financial Statements on Segment Reporting for more information.

The Company generates revenue from its OEMs through the sale of imaging solutions in either turnkey or software development kit (“SDK”) form. Historically, OEM demand for turnkey solutions had exceeded demand for SDK solutions. However, in fiscal year 2000, the Company experienced a shift in demand away from turnkey solutions towards demand for the Company’s SDKs, particularly for its mature monochrome solutions. The Company has attempted to expand its solution offerings by incorporating related imaging and networking technologies developed internally or licensed from third parties.

The Company’s product licensing revenues are comprised of both recurring per unit and block licensing revenues and development licensing fees for source code or SDKs. Licensing revenues are derived from per unit fees paid periodically by the Company’s OEM customers upon manufacturing and subsequent commercial shipment of products incorporating the Company’s technology. Licensing revenues are also derived from arrangements in which the Company enables third party technology, such as solutions from Adobe Systems Incorporated, WindRiver, Inc. and Novell Inc., to be used with its products.

Block licenses are per-unit licenses granted in large volume quantities to an OEM for products either in or about to enter into distribution into the marketplace. Payment schedules for block licenses are negotiable and payment terms are often dependent on the size of the block and other terms and conditions of the block license being acquired. Typically, payments are made in either one lump sum or over a period of four or more quarters. The Company generally recognizes revenues associated with block licenses on delivery and acceptance of software, when collection of the resulting receivable is probable, when the fee is fixed and determinable, and when the Company has no future obligations. In cases where block licenses have extended payment terms and the fees are not fixed and determinable, revenue is recognized as payments become due.

The Company also has engineering services revenues that are derived primarily from adapting the Company’s software and supporting electronics to specific OEM requirements. The Company provides its engineering services to OEMs seeking a turnkey imaging solution for their digital document products. The Company’s maintenance revenues are derived from software maintenance agreements. Maintenance revenues currently constitute a small portion of total revenue.

As part of the total solution offered to its OEMs, the Company developed a direct distribution channel for its ASIC chips. Under this “fabless” model, Peerless supplies ASIC chips from the foundry directly to the OEMs through third party distributors Arrow Electronics and Marubun Corporation. The Company is responsible for marketing and sales administration, including the billings and collections to and from its OEMs and distributors, and the third party is responsible for the coordination of production with the foundry, maintenance of necessary inventories, and providing just-in-time delivery to OEMs and distributors.

Historically, a limited number of customers have provided a substantial portion of the Company’s revenues. Therefore, the availability and successful closing of new contracts, or modifications and additions to existing contracts with these customers may materially impact the Company’s financial position and results of operations from quarter to quarter.

The current market in which the Company operates has been consolidating for the past several years, and the demand for the technology and products offered by the Company has declined. Peerless’ technology addresses the worldwide market for printers (21-69 PPM) and MFPs (21-110 PPM). Both of these segments are key target markets for the Company. Unit volumes for these types of printers are projected by International Data Corporation (“IDC”) to grow at lower rates than in years past. Available data indicate that retail prices are declining in these segments. There has been a decline in the number of contracts that the Company has with OEMs under which the Company is currently performing services and granting licenses, and this decline is likely to continue along with the decline in demand for the technology and products the Company presently offers. Competitors have merged into larger business units with the resulting strength to acquire and impose a competitive advantage in the Company’s market segments.

Although sales increased sequentially in the first quarter of fiscal year 2003 from the prior quarter, the Company expects to experience sequential decreases in revenues in the second and third quarters of fiscal year 2003 as the Company continues to meet sales resistance from its customers. In the past, these OEMs have reduced the absolute number of new products being developed and in some instances, the OEMs have preferred to perform in-house development projects for the products that they are developing and/or planning to launch. Although there have been fewer opportunities for the Company to sell its turnkey services and SDKs, the Company continued to support its current OEM controller customers in the digital printing devices business with its existing technology and has sized the organization to provide the necessary support and maintenance. During the current fiscal year, the Company has invested in research and development and has developed and integrated new product technologies that the Company will offer to its OEM customers in this and future quarters.

The Company has addressed the deterioration in demand for its solutions by sizing its organization to manage the current business requirements of imaging for digital document products and has adapted its pricing model to changing market conditions.

The Company continues to explore opportunities to enhance the value of the Company, including new technology, market opportunities, mergers, and acquisitions and/or divestitures.

There is no assurance that the Company can or will be successful in the pursuit of these new opportunities that are expected to result in a growth in revenues. Failure to realize success in these opportunities could have a material adverse effect on the Company’s operational results.

Results of Operations

    Comparison of Quarters Ended April 30, 2002 and 2001

The Company’s net income in the first quarter of fiscal year 2003 was $0.6 million, or $0.04 per share, compared with a net loss of $3.3 million, or ($0.22) per share, in the first quarter of fiscal year 2002.

Consolidated revenues were $8.6 million for the first quarter of fiscal year 2003, compared to $6.7 million for the first quarter of fiscal year 2002, an increase of 28%. The increase in revenues is primarily attributable to increased licensing fees. During the current quarter, the Company had a new design win and customer requested design changes totaling $0.9 million. The Company also entered into a new block license agreement . This licensing agreement represents $2.0 million in revenue, all of which was recognized as revenue during the first quarter of fiscal year 2003.

Total cost of revenues was $3.5 million in the first quarter of fiscal year 2003, compared to $3.3 million in the first quarter of fiscal year 2002, an increase of 6%. Product licensing costs were $2.5 million for the first quarter of fiscal year 2003 as compared to $1.6 million for the first quarter of fiscal year 2002. The increase was the result of the higher level of product licensing revenues in first quarter of fiscal year 2003.

The Company’s gross margin improved to 58.9% in the first quarter of fiscal year 2003 compared with 50.4% in the first quarter of fiscal year 2002. The improvement is primarily attributable to improved margins on the Company’s engineering services efforts resulting from the high level of customer requested design changes for projects that were nearing completion.

Total operating expenses for the first quarter of fiscal year 2003 decreased 25% to $4.9 million, compared with $6.5 million for the same period one year ago.

•
Research and development expenses decreased 24% to $2.5 million from $3.3 million. This decrease is primarily due to the divestiture of Netreon. The Company continues to invest in the future by funding research and development on technical solutions and continuing investments for imaging development programs.

•
Sales and marketing expenses for the first quarter of fiscal year 2003 decreased to $1.1 million from $1.2 million. The Company remains focused on the penetration of new OEM customers, attendance at industry trade shows, and other opportunities to promote the Company’s embedded imaging and network solutions.

•	General and administrative expenses decreased 36% to $1.3 million from $2.0 million due to decreased staffing costs and lower legal, consulting and advisory fees.

Interest income decreased to $0.1 million in the first quarter of fiscal year 2003 from $0.3 million in the first quarter of fiscal year 2002, due to decreased levels of investments and lower interest rates.

The benefit for income taxes for the first quarter of fiscal year 2003 was $0.3 million, compared to a provision for income taxes of $0.4 million in the first quarter of fiscal year 2002. The tax benefit is the result of a change in the tax code that allowed the Company to carry back losses to obtain a tax refund, offset by foreign income taxes paid. The Company has provided the valuation allowance on its net deferred tax assets because of the uncertainty with respect to the Company’s ability to generate future taxable income to realize the deferred tax assets.

Liquidity and Capital Resources

The Company’s principal source of liquidity is its cash and cash equivalents and investments, which, as of April 30, 2002, were $16.9 million in the aggregate.

Compared to January 31, 2002, total assets at April 30, 2002 increased 2% to $25.3 million and stockholders’ equity increased 4% to $16.6 million, primarily the result of profitable operations. The Company’s cash and investment portfolio at April 30, 2002 was $16.9 million, up from $14.7 million as of January 31, 2002, and the ratio of current assets to current liabilities was 2.5:1, which is slightly lower than the 2.6:1 as of January 31, 2002. The Company’s operations provided $2.4 million in cash during the quarter ended April 30, 2002, compared to $1.3 million in cash used by operations during the quarter ended April 30, 2001.

During the quarter ended April 30, 2002, $0.2 million in cash was used by the Company’s investing activities. It is the Company’s policy to invest the majority of its unused cash in low risk government and commercial debt securities. The Company has not historically purchased, nor does it expect to purchase in the future, derivative instruments or enter into hedging transactions. During the first quarter of fiscal year 2003, the Company invested $0.05 million in property, equipment and leasehold improvements, compared to $0.6 million invested during the first quarter of fiscal year 2002.

During the first quarter of fiscal year 2003, cash and investments increased $2.3 million, compared to a decrease of $1.8 million in the comparable quarter ended April 30, 2002.

If the Company does not generate anticipated cash flow from sales, or if expenditures are greater than expected, the Company most likely will reduce discretionary spending, which would require the Company to delay, scale back or eliminate some or all of its development efforts, any of which could have a material adverse effect on the Company’s business, results of operations and prospects. Further, if the Company experiences negative cash flows greater than anticipated, and is unable to increase revenues or cut costs so that revenues generated from operating activities are sufficient to meet the Company’s obligations, the Company will be required to obtain additional capital from other sources. Such sources might include issuance of debt or equity securities, bank financing or other means that might be available to the Company to increase its working capital. Under such circumstances, there is substantial doubt as to whether the Company would be able to obtain additional capital on commercially reasonable terms or at all. The inability to obtain such resources on commercially acceptable terms would have a material adverse effect on the Company, its operations, liquidity and financial condition, its prospects and the scope of strategic alternatives and initiatives available to the Company. The Company does not have a credit facility.

Item 3— Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to a variety of risks in its investments, mainly a lowering of interest rates. The primary objectives of the Company’s investment activities are to preserve the principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company from time to time maintains its portfolio of cash equivalents, fixed rate debt instruments of the U.S. Government and high-quality corporate issuers and short-term investments in money market funds. Although the Company is subject to interest rate risks, the Company believes an effective increase or decrease of 10% in interest rate percentages would not have a material adverse effect on its results from operations.

The Company has not entered into any derivative financial instruments. Currently all of the Company’s contracts, including those involving foreign entities, are denominated in U.S. dollars and as a result, the Company has experienced no foreign exchange gains and losses to date. The Company has not engaged in foreign currency hedging activities to date and has no intention of doing so. The Company’s international business is subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and to a lesser extent foreign exchange rate volatility. Accordingly, the Company’s future results could be materially and adversely affected by changes in these or other factors.

Risks and Uncertainties

An investment in the Company’s common stock involves a high degree of risk.

Peerless operates in a dynamic and rapidly changing industry that involves numerous risks and uncertainties. The risks and uncertainties described below are not the only ones the Company faces, and other risks and uncertainties, including those that the Company does not consider material at the time of the filing of this Quarterly Report on Form 10-Q, may impair the Company’s business or operations. If any of the risks discussed below actually occur, the Company’s business, financial condition, operating results or cash flows could be materially adversely affected.

Peerless has a history of losses and anticipates continued losses.

Although Peerless was profitable in the first fiscal quarter of fiscal year 2003, which ended on April 30, 2002, it expects to incur operating losses in the second and third quarters of fiscal year 2003. There is no assurance that the Company will be profitable in the future.

Future losses will deplete the Company’s capital resources, and projected decreases in expenses are not expected to offset the decline in revenues. The factors noted below have had and will continue to have a material adverse effect on the Company’s future revenues and/or results of operations.

The future demand for the Company’s current products is uncertain.

Peerless’ current technology and products have been in the marketplace for an average of 22 months as of April 30, 2002. This represents a 47% increase from the average of 15 months that the Company’s products had been in the marketplace as of April 30, 2001. The growth in the average age of current technology and products in the marketplace reflects the decline in demand for the Company’s technology and products. Although Peerless continues to license the Company’s current technology and products to certain OEMs, there can be no assurance that the OEMs will continue to need or utilize the current technology and products the Company offers.

Peerless may be unable to develop new and enhanced products that achieve market acceptance.

Peerless currently derives substantially all of its revenues from licensing and sale of the Company’s embedded imaging software and products and the sublicensing of third party technologies. Peerless expects that revenue from embedded imaging products will continue to account for a substantial portion of revenues during fiscal year 2003 and beyond. The Company’s future success also depends in part on the Company’s ability to address the rapidly changing needs of potential customers in the marketplace, to introduce high-quality, cost-effective products, product enhancements and services on a timely basis, and to keep pace with technological developments and emerging industry standards. The Company’s failure to achieve its business plan to develop and to successfully introduce new products and product enhancements in the Company’s prime markets is likely to materially and adversely affect the Company’s business and financial results.

Peerless relies on relationships with certain customers and any change in those relationships will harm the Company’s business.

During the first quarter of fiscal year 2003, three customers each generated greater than 10% of the Company’s revenues and collectively contributed 64% of revenues. Block license revenues for the same time period totaled $6.0 million, or 69%, of revenues. During the first quarter of fiscal year 2002, four customers each generated greater than 10% of the revenues, and collectively contributed 66% of revenues. There were $3.6 million of block license revenues during the first quarter of fiscal year 2002.

A limited number of OEM customers continue to provide a substantial portion of Peerless’ revenues. There presently are only a small number of OEM customers in the digital document product market to which the Company can market its technology and services. Therefore, the Company’s ability to offset a significant decrease in the revenues from a particular customer or to replace a lost customer is severely constrained. A reduction in business from just one customer providing a significant portion of the Company’s revenues can have a material adverse effect on the Company’s operating results.

International political instability may increase the cost of doing business and disrupt the Company’s business.

Increased international political instability, disruption in air transportation and further enhanced security measures as a result of the September 2001 terrorist attacks, the conflict in Afghanistan, political turmoil in South Asia and the hostilities in the Middle East, may hinder the Company’s ability to do business and may increase its costs. The increased instability may, for example, negatively impact the reliability and cost of transportation, negatively impact the desire of the Company’s employees and customers to travel, adversely affect the ability to obtain adequate insurance at reasonable rates, or require the Company to take extra security precautions for operations. In addition, to the extent that air and other transportation is delayed or disrupted, the operations of Peerless’ OEMs and suppliers may be disrupted, and if such political instability or hostilities continue or increase, the business results for the Company could be harmed.

The Company’s revenue from engineering services is subject to significant fluctuations.

Peerless has experienced a significant reduction in the financial performance of its engineering services that has been caused by many factors, including:

•	product development delays (see “Peerless must adapt to technology trends and evolving industry standards or the Company will not be competitive” below);

•	third party delays; and

•	loss of new engineering services contracts.

There can be no assurance that these and similar factors will not continue to impact future engineering services results adversely.

Peerless’ licensing revenue is subject to significant fluctuations.

The Company’s recurring licensing revenue model has shifted from per-unit royalties paid upon OEM shipment of its product and guaranteed quarterly minimum royalties to a model that results in revenues associated with the sale of SDKs and block licenses. The reliance on block licenses has occurred due to aging OEM products in the marketplace, OEM demands in negotiating licensing agreements, reductions in the number of OEM products shipping and a design win mix that changed from object code licensing arrangements to SDKs. Revenues may continue to fluctuate significantly from quarter to quarter as the number and value of design wins vary, or if the signing of block licenses are delayed or the licensing opportunities are lost to competitors. Any of these factors could have a material adverse effect on the Company’s operating results.

Peerless may be unable to accurately estimate the Company’s revenues from product licensing and as a result may be required to adjust the Company’s revenues in the future.

In addition to block licenses, Peerless’ recurring product licensing revenues are dependent on the timing and accuracy of product sales reports received from OEM customers’ non-block license agreements. These reports are provided on a calendar quarter basis and, in any event, are subject to delay and potential revision by the OEM. Therefore, the Company must estimate the entire recurring product licensing revenues for the last month of each fiscal quarter. The Company must also estimate all quarterly and annual revenues from an OEM when the report from such OEM is not received in a timely manner. In the event that the Company is unable to estimate such revenues accurately prior to reporting quarterly or annual results, the Company may be required to adjust recorded revenues in subsequent periods.

Peerless must adapt to technology trends and evolving industry standards or the Company will not be competitive.

The marketplace for Peerless’ products and services is characterized by rapidly changing technology, evolving industry standards and needs, frequent new product introductions, knowledgeable OEMs with financial strength and negotiating leverage greater than the Company’s own, and a high degree of competition. Peerless’

success has always depended on the achievement of new design wins followed by OEM deployment of associated new digital document products with attendant license fees, and the regular and continued introduction of new and enhanced technology and services to the Company’s OEMs on a timely and cost-effective basis. The shortfall of the acceptance by OEMs of the Company’s technology has been further exacerbated by less than projected deliveries of digital document products by the Company’s OEM customers to the marketplace due to the recent slow down in business and economic activity.

There can be no assurance that the product solutions and technology of the Company’s competitors or the OEMs themselves will not render the Company’s technology or the Company’s OEMs’ products technically or fiscally noncompetitive or obsolete. If Peerless or its OEMs fail to anticipate or respond adequately to the rapidly changing technology and evolving industry standards and needs, or any significant delay in development or introduction of new and enhanced products and services, it could result in a loss of competitiveness and/or revenues. Such actions would have a material adverse effect on the Company’s operating results.

The industry for imaging systems for digital document products involves intense competition and rapid technological changes and the Company’s business may suffer if its competitors develop superior technology.

The market for imaging systems for digital document products is highly competitive and characterized by continuous pressure to enhance performance, to introduce new features and to accelerate the release of new products. Peerless competes on the basis of technology expertise, product functionality, development time and price. Peerless’ technology and services primarily compete with solutions developed internally by OEMs. Virtually all of the Company’s OEM customers have significant investments in their existing solutions and have the substantial resources necessary to enhance existing products and to develop future products. These OEMs possess or may develop competing imaging systems technologies and may implement these systems into their products, thereby replacing the Company’s current or proposed technologies, eliminating a need for the Company’s services and products and limiting the Company’s future opportunities. Therefore, Peerless is required to persuade these OEMs to outsource the development of their imaging systems to the Company and to provide products and solutions to these OEMs that cost-effectively compete with their internally developed products. Peerless also competes with software and engineering services provided in the digital document product marketplace by other systems suppliers to OEMs.

As the industry continues to develop, competition and pricing pressures will increase from OEMs, existing competitors and other companies that may enter the Company’s existing or future markets with similar or substitute solutions that may be less costly or provide better performance or functionality. Peerless anticipates increasing competition for the Company’s color products under development, particularly as new competitors develop and enter products in this marketplace. Some of the Company’s existing competitors, many of the Company’s potential competitors, and virtually all of the Company’s OEM customers have substantially greater financial, technical, marketing and sales resources than Peerless. In the event that price competition increases, competitive pressures could require the Company to reduce the amount of royalties received on new licenses and to reduce the cost of the Company’s engineering services in order to maintain existing business and generate additional product licensing revenues. This could reduce profit margins and result in losses and a decrease in market share. No assurance can be given as to the Company’s ability to compete favorably with the internal development capabilities of the Company’s current and prospective OEM customers or with other third party digital imaging system suppliers, and the inability to do so would have a material adverse effect on the Company’s operating results.

If Peerless is not in compliance with the Company’s licensing agreements, Peerless may lose the Company’s rights to sublicense technology; the Company’s competitors are aggressively pursuing the sale of licensed third party technology.

Peerless currently sublicenses third party technologies to the Company’s OEM customers, which sublicenses account for over 50% of the Company’s gross revenues. Such sublicense agreements are non-exclusive. If Peerless is determined not to be in compliance with the Company’s agreements with its licensors,

Peerless may forfeit the Company’s right to sublicense these technologies. Likewise, if such sublicense agreements were canceled, Peerless would lose the Company’s right to sublicense these technologies. Additionally, the licensing of these technologies has become very competitive with competitors possessing substantially greater financial and technical resources and market penetration than Peerless. As competitors are pursuing aggressive strategies to obtain similar rights as held by Peerless to sublicense these third party technologies, there is no assurance that Peerless can remain competitive in the marketplace if one or more competitors are successful.

The Company’s reserves for accounts receivable may not be adequate.

The Company’s net trade accounts receivable declined to $2.2 million as of April 30, 2002, down from  $5.2 million as of January 31, 2002, reflecting significant collections from several major customers. Although Peerless believes that the Company’s reserves for accounts receivable are adequate for fiscal year 2003, there can be no assurance this is the case. If the Company’s reserves for accounts receivable are inadequate, it could have a material adverse effect on the Company’s results of operations.

The Company’s business may suffer if the Company’s third party distributors are unable to distribute the Company’s products and address customer needs effectively.

Peerless has developed a “fabless” distribution model for the sale of ASICs. Peerless has no direct distribution experience and places reliance on third party distributors to maintain inventories to address OEM needs, manage manufacturing logistics, and distribute the product in a timely manner. There can be no assurance that these distribution agreements will be maintained or will prove adequate to meet the Company’s needs and contractual requirements.

Peerless relies on certain third party providers for applications to develop the Company’s ASICs. As a result, Peerless is vulnerable to any problems experienced by these providers, which may delay product shipments to the Company’s customers.

Currently, Peerless relies on three independent parties, Motorola, IBM Microelectronics and NEC Microelectronics, each of which provides unique application specific integrated circuits incorporating the Company’s imaging technology for use by the Company’s OEMs. These sole source providers are subject to materials shortages, excess demand, reduction in capacity and/or other factors that may disrupt the flow of goods to the Company’s customers thereby adversely affecting the Company’s customer relationships. Any such disruption could limit or delay production or shipment of the products incorporating the Company’s technology, which could have a material adverse effect on the Company’s operating results.

Peerless relies on relationships with Adobe Systems Incorporated and Novell Inc. and any change in those relationships will harm the Company’s business.

The Company has licensing agreements with Adobe Systems Incorporated and Novell Inc. to bundle and sublicense their licensed products with the Company’s licensed software. These relationships accounted for  $5.6 million in revenues and an associated $2.5 million in cost of revenues during the first quarter of fiscal year 2003. Should the agreement with either vendor be terminated or canceled, there is no assurance that the Company could replace that source of revenue within a short period of time, if at all. Such an event would have a material adverse effect on the Company’s operating results.

Peerless may be unable to respond quickly to changes in demand.

Most of the Company’s costs and expenses are related to costs of engineering services and maintenance, product development, other personnel costs, marketing programs and facilities. The level of spending for such costs and expenses is based, in significant part, on the Company’s expectations of future revenues and anticipated

OEM commitments and thus cannot be adjusted quickly. As in fiscal year 2002, if such commitments do not materialize or are terminated or if revenues are below expectations, costs and expenses will continue to be incurred and the Company’s quarterly and annual operating results will be materially and adversely affected.

Peerless is dependent on key personnel and on employee retention and recruiting for the Company’s future success.

Peerless is largely dependent upon the skills and efforts of the Company’s senior management and other officers and key employees. The Company’s future success will continue to depend in large part upon the Company’s ability to retain and attract highly skilled managerial, engineering, sales, marketing and operations personnel, many of whom are in great demand. Competition for such personnel is intense. The loss of key personnel or the inability to hire or retain qualified personnel has had and could continue to have a material adverse effect on the Company’s operating results.

The Company’s international activities may expose the Company to risks associated with currency fluctuations.

Peerless is substantially dependent on the Company’s international business activities. The international market for products incorporating the Company’s technology is highly competitive, and Peerless faces substantial competition in this market from technologies developed internally by the Company’s OEMs.

Risks inherent in the Company’s international business activities also include:

•	disruptions by terrorists of normal channels of distribution;

•	disruptions by terrorists of normal communications lines;

•	major currency rate fluctuations;

•	changes in the economic condition of foreign countries;

•	the imposition of government controls;

•	tailoring of products to local requirements;

•	trade restrictions;

•	changes in tariffs and taxes; and

•	the burdens of complying with a wide variety of foreign laws and regulations, any of which could have a material adverse effect on the Company’s operating results.

Although all of the Company’s contracts are, and Peerless expects that the Company’s future contracts will be, denominated in U.S. dollars, there can be no assurance that the Company’s contracts with international OEMs in the future will be denominated in U.S. dollars. If any of the Company’s contracts are denominated in foreign currencies, Peerless will be subject to major risks associated with currency fluctuations, which could have a material adverse effect on the Company’s operating results.

Demand from Pacific Rim customers has continued to and may continue to decline.

During the past several years, and continuing into fiscal year 2003, the Pacific Rim economies have been financially depressed. As a result, companies in the imaging industry have reported negative financial impacts attributable to a decrease in demand from Pacific Rim customers. The Company’s Pacific Rim customers are comprised primarily of companies headquartered in Japan. These Japanese OEMs sell products containing the Company’s technology primarily in the North American, European, and Asian marketplaces. These revenues have declined and there can be no assurance that revenues from Japanese OEMs will not continue to decline in future quarters.

The Company’s stock price may experience extreme price and volume fluctuations.

The Company’s common stock has experienced price volatility. In the 60-day period ending June 7, 2002, the closing price of the stock ranged from $1.20 per share to $1.95 per share, and, since the beginning of fiscal year 2002, the stock has closed as low as $0.53 per share. Such price volatility may occur in the future. Factors that could affect the trading price of the Company’s common stock include:

•	macroeconomic conditions;

•	actual or anticipated fluctuations in quarterly results of operations;

•	announcements of new products or significant technological innovations by the Company or the Company’s competitors;

•	developments or disputes with respect to proprietary rights;

•	losses of major OEM customers;

•	general trends in the industry; and

•	overall market conditions, and other factors.

In addition, the stock market historically has experienced extreme price and volume fluctuations, which have particularly affected the market price of securities of many related high technology companies and which at times have been unrelated or disproportionate to the operating performance of such companies.

Peerless is subject to securities litigation which is expensive and results in a diversion of resources. Peerless could be subject to additional litigation due to the volatility of the Company’s stock price or for other reasons.

Securities class action litigation has become increasingly common in recent years. Technology companies are frequently the subjects of such litigation. Securities class action litigation is particularly common following periods of market volatility and significant fluctuations in companies’ stock prices. In fiscal year 2000, Peerless and two of the Company’s former officers were named in two separate shareholder class action lawsuits. The first was filed on August 28, 2000; the second was filed on September 19, 2000. On April 17, 2001, the Company was served with an Amended and Consolidated Complaint. These lawsuits allege a scheme to artificially inflate the Company’s stock price based on alleged misleading public announcements and seek compensatory damages with interest and attorneys fees and expenses. Peerless believes all of the claims to be without merit. A hearing on the motion filed by the Company and the two former officers to dismiss the Amended and Consolidated Complaint was held on October 9, 2001. By an order dated January 14, 2002, the Court dismissed the First Amended and Consolidated Complaint without prejudice and granted the plaintiffs sixty days to file a Second Amended and Consolidated Complaint. The plaintiff class filed a Second Amended and Consolidated Complaint on March 15, 2002. Litigation is often expensive and diverts management’s attention and resources, which could materially and adversely affect business, financial conditions and results of operations.

Future sales of the Company’s common stock may affect the market price of the Company’s common stock.

As of June 7, 2002, Peerless had 15,442,311 shares of common stock outstanding, which does not include 2,598,113 shares subject to options outstanding as of such date under stock option plans that are exercisable at prices ranging from $0.39 to $22.375 per share. Management cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale will have on the market price of common stock prevailing from time to time. Certain holders of the Company’s common stock have registration rights with respect to their shares. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options), or the perception that such sales could occur, may materially and adversely affect prevailing market prices for common stock.

The Company’s common stock may be removed from listing on the Nasdaq National Market and thus may not provide adequate liquidity.

Nasdaq Marketplace Rule 4450(a)(5) requires companies listed on the Nasdaq National Market to maintain a minimum bid price of $1.00 over a 30 trading day period. If Peerless is unable to maintain compliance with these rules, the Company’s common stock may become subject to being removed from listing on the Nasdaq National Market. Trading in the Company’s common stock after a delisting, if any, would likely be conducted in the over-the-counter markets in the so-called “pink sheets” or the National Association of Securities Dealers’ Electronic Bulletin Board and could also be subject to additional restrictions. As a consequence of a delisting, the Company’s stockholders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company’s common stock. In addition, a delisting would make the Company’s common stock substantially less attractive as collateral for margin and purpose loans, for investment by financial institutions under their internal policies or state legal investment laws or as consideration in future capital raising transactions.

The Company’s common stock may be subject to the “penny stock” regulations which may affect the ability of the holders to sell the Company’s common stock.

If the Company’s common stock were to be delisted from the Nasdaq National Market, it may become subject to regulation as a “penny stock.” The Securities and Exchange Commission has adopted regulations that generally define “penny stock” to be any equity security that has a market price or exercise price less than $5.00 per share, subject to certain exceptions, including listing on the Nasdaq National Market. If the common stock is delisted from the Nasdaq National Market and no other exception applies, the Company’s common stock may become subject to the Securities and Exchange Commission’s Penny Stock Rules, Rule 15g-1 through Rule 15g-9 under the Securities Exchange Act of 1934. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, a risk disclosure document mandated by the Securities and Exchange Commission relating to the “penny stock” market must be delivered to the purchaser prior to the transaction, unless the transaction satisfies one of the exemptions under the rules. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Monthly statements must be sent disclosing recent price information for the “penny stock.” Additionally, the rules may restrict the ability of broker-dealers to sell the Company’s common stock and may affect the ability of holders to sell the Company’s common stock in the secondary market.

The Company’s future investment income may fall below expectations due to adverse market conditions.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s investment portfolio. Peerless invests the Company’s excess cash in fixed rate debt instruments of the U.S. Government and high-quality corporate issuers as well as floating rate money market funds. Interest rates on these instruments have declined substantially. Peerless, by policy, limits the amount of credit exposure to any one issuer. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company’s future investment income may fall short of expectations due to changes in interest rates, or Peerless may suffer losses in principal if forced to sell securities before maturity, if they have declined in market value due to changes in interest rates.

Effects of anti-takeover provisions could discourage, delay or prevent the Company’s acquisition that a stockholder may consider favorable.

Some of the provisions of the Company’s certificate of incorporation, by-laws and Delaware law could, together or separately:

•	discourage potential acquisition proposals;

•	delay or prevent a change in control;

•	limit the price that investors might be willing to pay in the future for shares of the Company’s common stock.

Furthermore, certain of the Company’s agreements with strategic partners and customers require that Peerless give prior notice of a change of control or may terminate if the Company undergoes a change of control, without obtaining the prior written consent of such strategic partners and customers.

The Company’s existing capital resources may not be sufficient and if Peerless is unable to raise additional capital, the Company’s business may suffer.

The Company’s cash and short-term investment portfolio was $13.6 million at April 30, 2002 and the current ratio of assets to current liabilities was 2.5:1. For the three-month period ended April 30, 2002, Peerless’ operations provided $2.4 million in cash.

The Company’s principal source of liquidity is the Company’s cash and cash equivalents and investments, which, as April 30, 2002 were $16.9 million in the aggregate. If Peerless does not generate anticipated cash flow from licensing, or if expenditures are greater than expected, Peerless most likely will reduce discretionary spending, which could require a delay, scaling back or elimination of some or all of the Company’s development efforts, any of which could have a material adverse effect on the Company’s business, results of operations and prospects. Furthermore, if Peerless experiences negative cash flows greater than anticipated and Peerless is unable to increase revenues or cut costs so that revenues generated from operating activities are sufficient to meet the Company’s obligations, Peerless will be required to obtain additional capital from other sources. Such sources might include issuances of debt or equity securities, bank financing or other means that might be available to increase the Company’s working capital. Under such circumstances, there is substantial doubt as to whether Peerless would be able to obtain additional capital on commercially reasonable terms or at all. The inability to obtain such resources on commercially acceptable terms could have a material adverse effect on the Company’s operations, liquidity and financial condition, the Company’s prospects and the scope of strategic alternatives and initiatives available to the Company. Peerless does not have a credit facility.

If Peerless fails to adequately protect the Company’s intellectual property or face a claim of intellectual property infringement by a third party, Peerless could lose the Company’s intellectual property rights or be liable for damages.

The Company’s success is heavily dependent upon the Company’s proprietary technology. To protect the Company’s proprietary rights, Peerless relies on a combination of patent, copyright, trade secret and trademark laws as well as the early implementation and enforcement of nondisclosure and other contractual restrictions. As part of the Company’s confidentiality procedures, Peerless’ policies are to enter into written nondisclosure agreements with the Company’s employees, consultants, prospective customers, OEMs and strategic partners and to take affirmative steps to limit access to and distribution of the Company’s software, intellectual property and other proprietary information.

Despite these efforts, Peerless may be unable to effectively protect the Company’s proprietary rights and the enforcement of the Company’s proprietary rights may be cost prohibitive. Unauthorized parties may attempt to copy or otherwise obtain or use the Company’s products or technology. Monitoring unauthorized use of the Company’s products is difficult. Peerless cannot be certain that the steps it takes to prevent unauthorized use of its technology, particularly in countries where the laws may not protect proprietary rights as fully as in the United States, will be effective.

The Company’s source code also is protected as a trade secret. However, from time to time Peerless licenses the Company’s source code to OEMs, which subjects the Company to the risk of unauthorized use or misappropriation despite the contractual terms restricting disclosure and use. In addition, it may be possible for unauthorized third parties to copy the Company’s products or to reverse engineer in order to obtain and subsequently use the Company’s proprietary information.

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

The Company also has five patent applications and two provisional applications pending in the  United States, five applications pending in the European Patent Office, five applications pending in Japan, three applications pending in Hong Kong, one application pending in Canada and one application pending in the Republic of China.

There can be no assurance that patents Peerless holds will not be challenged or invalidated, that patents will issue from any of the Company’s pending applications or that any claims allowed from existing or pending patents will be of sufficient scope or strength (or issue in the countries where products incorporating the Company’s technology may be sold) to provide meaningful protection or any commercial advantage to the Company. In any event, effective protection of intellectual property rights may be unavailable or limited in certain countries. The status of United States patent protection in the software industry will evolve as the  United States Patent and Trademark Office grants additional patents. Patents have been granted to fundamental technologies in software after the development of an industry around such technologies and patents may be issued to third parties that relate to fundamental technologies related to the Company’s technology.

As the number of patents, copyrights, trademarks and other intellectual property rights in the Company’s industry increases, products based on the Company’s technologies may become the subjects of infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future. Any such claims, regardless of merit, could be time consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company’s operating results. In addition, Peerless may initiate claims or litigation against third parties for infringement of the Company’s proprietary rights or to establish the validity of the Company’s proprietary rights. Litigation to determine the validity of any claims, whether or not such litigation is determined in the Company’s favor, could result in significant expenses and divert the efforts of the Company’s technical and management personnel from productive tasks. In addition, Peerless may lack sufficient resources to initiate a meritorious claim. In the event of an adverse ruling in any litigation regarding intellectual property, Peerless may be required to pay substantial damages, discontinue the use and sale of infringing products, and expend significant resources to develop non-infringing technology or obtain licenses to infringing or substituted technology. The Company’s failure to develop, or license on acceptable terms, a substitute technology if required could have a material adverse effect on the Company’s operating results.

Peerless may be unable to manage expansion and growth effectively.

The Company’s ability to implement the Company’s business plan, develop and offer products and manage expansion in rapidly developing and disparate marketplaces requires comprehensive and effective planning and management. The growth in the complexity of business relationships with current and potential customers and third parties has placed, and will continue to place, a significant strain on management systems and resources. The Company’s failure to continue to improve upon the operational, managerial and financial controls, reporting systems and procedures in its imaging business or the Company’s failure to expand and manage its workforce could have a material adverse effect on the Company’s business and financial results.

Peerless may be unable to deploy the Company’s employees effectively in connection with changing demands from the Company’s OEM customers.

The industry in which Peerless operates has experienced significant downturns, both in the United States and abroad, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Over the past two years, Peerless has experienced a shift in OEM demand from the historically prevailing requirement for turnkey solutions toward SDKs. Because Peerless has experienced a general decrease in demand for engineering services, engineering services resources have been re-deployed to research and development. Should this trend abruptly change, Peerless may be unable to re-deploy labor effectively and in a timely manner, which inability could have a material adverse effect on the Company’s operational results.

PART II—OTHER INFORMATION

Item 1— Legal Proceedings.

On August 28, 2000, a stockholder class action lawsuit was filed against the Company and two of the Company’s former officers in the United States District Court for the Southern District of California. A second stockholder class action lawsuit was filed on September 19, 2000 against the Company and the same two former officers of the Company in the same United States District Court. On April 17, 2001, the Company was served with an Amended and Consolidated Complaint. These lawsuits allege a scheme to artificially inflate the Company’s stock price based on alleged misleading public announcements and seek compensatory damages with interest and attorneys fees and expenses. A hearing on the motion filed by the Company and the two former officers to dismiss the Amended and Consolidated Complaint was held on October 9, 2001. By an order dated January 14, 2002, the Court dismissed the First Amended and Consolidated Complaint without prejudice and granted the plaintiffs sixty days to file a Second Amended and Consolidated Complaint. The plaintiff class filed a Second Amended and Consolidated Complaint on March 15, 2002. The Company believes all of the claims to be without merit and is responding accordingly.

Item 2— Changes in Securities.

None

Item 3— Defaults Upon Senior Securities.

None

Item 4— Submission of Matters to a Vote of Security Holders.

None

Item 5— Other Information.

None

Item 6— Exhibits and Reports on Form 8-K.

(a)    Exhibits:

None

(b)    Reports on Form 8-K:

1.    Form 8-K was filed as of February 5, 2002 reporting other events pursuant to Item 5 of Form 8-K and reporting Financial Schedules, Pro Forma Financials and Exhibits pursuant to Item 7 of Form 8-K.

2.    Form 8-K was filed as of March 22, 2002 reporting other events pursuant to Item 5 of Form 8-K and reporting Financial Schedules, Pro Forma Financials and Exhibits pursuant to Item 7 of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

PEERLESS SYSTEMS CORPORATION

Date: June 14, 2002	By:	/s/ HOWARD J. NELLOR
Howard J. Nellor President and Chief Executive Officer (Principal Executive Officer)

Date: June 14, 2002	By:	/S/ WILLIAM R. NEIL
William R. Neil Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)