Form 10-Q
period 2002-07-31
PEERLESS SYSTEMS CORP
filed 2002-09-16
CIK 897893

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number:    000-21287

PEERLESS SYSTEMS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-3732595
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2381 Rosecrans Avenue
El Segundo, CA 90245
(Address of principal executive offices, including zip code)

(310) 536-0908
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares of Common Stock outstanding as of September 10, 2002 was 15,294,572.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements prompted by, qualified by or made in connection with such words as “may,” “will,” “might,” “expect,” “would,” “will be,” “continue,” “anticipates,” “estimates,” “expects,” “continuing,” “projects,” “plans,” “exploring,” and “believes” and words of similar substance signal forward-looking statements. Likewise, the use of such words in connection with or related to any discussion of or reference to Peerless Systems Corporation’s (“Peerless” or the “Company”) future business operations, opportunities or financial performance sets apart forward-looking statements.

In particular, statements regarding the Company’s outlook for future business, financial performance and growth, including projected revenue, both quarterly and from specific sources, profit, spending, including spending on research and development efforts, costs, margins and the Company’s cash position, as well as statements regarding expectations for the digital imaging market, new product development and offerings, customer demand for the Company’s products and services, market demand for products incorporating the Company’s technology, future prospects of the Company, and the impact on future performance of organizational and operational changes; all constitute forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events.

These forward-looking statements are just projections and estimations based upon the information available to the Company at this time. Thus they involve known and unknown risks and uncertainties such that actual results could differ materially from those projected in the forward-looking statements made in this Quarterly Report on Form 10-Q. Risks and uncertainties include, but are not limited to: a) changes in the marketplaces in which the Company offers its products; b) the failure of Peerless’ business to produce the projected financial results; c) the failure of Peerless to maintain its margins due to changes in its business model in reaction to competitive pressures; d) the delay in or the non-acceptance by the market of new product and technology offerings; e) the inability of the Company to retain and attract the technical talent to compete effectively in the marketplace for imaging; f) the failure of Peerless’ markets to achieve anticipated growth rates; g) unfavorable economic conditions resulting in decreased demand for original equipment manufacturers’ (“OEMs”) products using Peerless’ technology, making it difficult for the Company to obtain new licensing agreements; h) OEMs’ determinations not to proceed with development of products using Peerless’ technology due to, among other things, changes in the demand for anticipated OEM products, age of Peerless’ technology, concerns about Peerless’ financial position and Peerless’ competitors offering alternative solutions; i) the lack of acceptance of Peerless’ Internet printing technology by users in the hospitality markets; j) Peerless’ competitors coming to market with new products or alternative solutions that are superior or available at a lower cost or earlier than anticipated or believed to be possible; k) the markets in imaging and networking may not grow to anticipated levels; l) the costs associated with the development and marketing of products for imaging and networking may be higher than currently forecasted; m) an unfavorable outcome to the class action lawsuit presently being litigated; n) changes in demand for the Company’s products and services based on market conditions and the competitiveness of Peerless’ products from both technological and pricing perspectives; o) the Company’s inability to maintain or further improve operating efficiencies or to further streamline operations; p) the impact on the Company’s financials of any future need to expand the organization to meet customer or market demands; q) continuing unfavorable world-wide economic conditions exacerbated by the terrorist attacks; r) incremental costs of operations arising out of changes in the law, including the Sarbanes-Oxley Act of 2002, regarding corporate governance, financial disclosure, auditor independence, corporate fraud and the accounting profession in general; and s) other factors affecting Peerless’ business and the forward-looking statements set forth herein. Those risks and uncertainties include those set forth in pages 14 through 22 of this Quarterly Report on
Form 10-Q.

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

PEERLESS SYSTEMS CORPORATION

TRADEMARKS

Memory Reduction Technology® (MRT), PeerlessPowered®, WinExpress®, PeerlessPrint®, redipS®, AccelePrint®, SyntheSys® and QuickPrint® are registered trademarks of Peerless Systems Corporation. MagicPrint™, VersaPage™ and PerfecTone™ are trademarks of Peerless Systems Corporation and are the subjects of applications pending for registration with the United States Patent and Trademark Office. Peerless™, PeerlessPage™, ImageWorks™ and WebWorks™ are trademarks of Peerless Systems Corporation. Peerless Systems, P logo, and Peerless logo are trademarks and service marks of Peerless Systems Corporation registered in Japan. RedipS is a trademark of Peerless Systems Corporation registered in Canada and in the European Community. PeerlessPrint is a trademark of Peerless Systems Corporation that is the subject of an application for registration pending in Japan and the European Community. PeerlessPrint (in Katakana) is a trademark of Peerless Systems Corporation that is the subject of an application for registration pending in Japan.

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements.

PEERLESS SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands)

	July 31, 2002	January 31, 2002
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$11,761	$11,030
Short-term investments	711	508
Trade accounts receivable, net	3,338	5,158
Unbilled receivables	670	160
Prepaid expenses and other current assets	941	537

Total current assets	17,421	17,393
Investments	2,553	3,116
Property and equipment, net	2,716	4,038
Income taxes receivable	544	—
Other assets	548	387

Total assets	$23,782	$24,934

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$746	$742
Accrued wages	700	1,033
Accrued compensated absences	671	675
Other current liabilities	2,600	2,482
Deferred revenue	1,645	1,827

Total current liabilities	6,362	6,759
Other tax liabilities	1,519	2,060
Deferred rent	434	121

Total liabilities	8,315	8,940

Stockholders’ equity:
Common stock	15	15
Additional paid-in capital	48,846	48,789
Accumulated deficit	(33,281)	(32,697)
Treasury stock	(113)	(113)

Total stockholders’ equity	15,467	15,994

Total liabilities and stockholders’ equity	$23,782	$24,934

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2002	2001	2002	2001
Revenues:
Product licensing	$5,687	$5,227	$12,561	$9,605
Engineering services and maintenance	932	1,364	2,625	3,169
Other	473	748	505	1,269

Total revenues	7,092	7,339	15,691	14,043

Cost of revenues:
Product licensing	2,148	2,040	4,690	3,603
Engineering services and maintenance	607	1,785	1,578	3,233
Other	250	442	270	757

Total cost of revenues	3,005	4,267	6,538	7,593

Gross margin	4,087	3,072	9,153	6,450

Operating expenses:
Research and development	2,449	3,390	4,951	6,684
Sales and marketing	1,103	1,673	2,194	2,868
General and administrative	1,574	2,513	2,855	4,521

Total operating expenses	5,126	7,576	10,000	14,073

Loss from operations	(1,039)	(4,504)	(847)	(7,623)

Other income	—	2,320	—	2,320
Interest income, net	111	195	221	448

Total other income	111	2,515	221	2,768

Loss before income taxes	(928)	(1,989)	(626)	(4,855)
Provision (benefit) for income taxes	234	543	(42)	936

Net loss	$(1,162)	$(2,532)	$(584)	$(5,791)

Loss per share—basic and diluted	$(0.08)	$(0.17)	$(0.04)	$(0.39)

Weighted average common shares outstanding—basic and diluted	15,241	14,926	15,265	14,966

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended July 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(584)	$(5,791)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	820	1,117
Amortization of investment discounts and premiums	10	(10)
Amortization of deferred compensation	—	32
Loss from lease amendment	725	—
Changes in operating assets and liabilities:
Trade accounts receivable	1,820	2,545
Unbilled receivables	(510)	(178)
Income taxes receivable	(544)	(276)
Prepaid expenses and other assets	(551)	(120)
Long-term receivable	—	1,500
Accounts payable	4	604
Deferred revenue	(182)	521
Other liabilities	(447)	(454)

Net cash provided (used) by operating activities	561	(510)

Cash flows from investing activities:
Purchases of property and equipment	(124)	(570)
Purchases of leasehold improvements	—	(244)
Purchases of available-for-sale securities	(250)	(5,836)
Proceeds from sales of available-for-sale securities	600	9,993
Purchases of software licenses	(113)	—
Restricted cash	—	148

Net cash provided by investing activities	113	3,491

Cash flows from financing activities:
Proceeds from issuance of common stock	—	102
Proceeds from exercise of common stock options	57	8
Repurchase of common stock	—	(113)

Net cash provided (used) by financing activities	57	(3)

Net increase in cash and cash equivalents	731	2,978
Cash and cash equivalents, beginning of period	11,030	12,073

Cash and cash equivalents, end of period	$11,761	$15,051

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
(Unaudited)

1.    Basis of Presentation:

The accompanying unaudited consolidated financial statements of Peerless Systems Corporation (“Peerless” or the “Company”) have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. These statements should be read in conjunction with the audited financial statements and notes thereto for the years ended January 31, 2002, 2001, and 2000 included in the Company’s Annual Report on Form 10-K filed with the SEC on May 1, 2002. The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.

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

The Company also enters into engineering services contracts with certain of its original equipment manufacturers (“OEMs”) to provide turnkey solutions, adapting the Company’s software and supporting electronics to specific OEM requirements. Revenues on such contracts are recognized over the course of the engineering work on a percentage-of-completion basis. Progress-to-completion under percentage-of-completion is determined based on direct costs, consisting primarily of labor and materials, expended on the arrangement. The Company provides for any anticipated losses on such contracts in the period in which such losses are first determinable. The Company accrued $88 and $91 for losses on contracts that experienced delays in completion at July 31, 2002 and January 31, 2002, respectively. Maintenance revenues are recognized ratably over the term of the maintenance contract.

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

3.    Investments:

Investments consisted of the following:

	July 31, 2002	January 31, 2002
Available-for-sale securities:
Maturities within one year:
U.S. government debt securities	$711	$308
State and local government debt securities	—	200

	711	508

Maturities after one year through five years:
U.S. government debt securities	1,753	1,916

Maturities after five years:
Corporate debt securities	800	1,200

Total investments	$3,264	$3,624

The fair value of available-for-sale securities at July 31, 2002 and January 31, 2002 approximated their carrying value (amortized cost). Unrealized gains or losses on securities were immaterial for all periods presented.

4.    Legal Proceedings:

On August 28, 2000, a stockholder class action lawsuit was filed against the Company and two of the Company’s former officers. A second stockholder class action lawsuit was filed on September 19, 2000 against the Company and the same two former officers of the Company. On April 17, 2001, the Company was served with an Amended and Consolidated Complaint. These lawsuits allege a scheme to artificially inflate the Company’s stock price and seek compensatory damages with interest and attorneys fees and expenses. A hearing on the motion filed by the Company and the two former officers to dismiss the Amended and Consolidated Complaint was held on October 9, 2001. On January 14, 2002, the Court dismissed the First Amended and Consolidated Complaint and granted the plaintiffs sixty days to file a Second Amended and Consolidated Complaint. The plaintiff class filed a Second Amended and Consolidated Complaint on March 15, 2002. On July 16, 2002, the Court granted the plaintiff class’ request to file a Third Amended Complaint that was filed as of the date of the Court’s order. Peerless believes all of the claims to be without merit and is responding accordingly.

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Stock-based Compensation:

The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for its stock option plans and employee stock purchase plan, and therefore does not recognize compensation expense for grants of stock options or shares sold under the Purchase Plan. Under SFAS No. 123, compensation cost would be recognized for the fair value of the employee option rights and shares sold under the employee stock purchase plan. In determining the fair value, the Company used the Black-Scholes model, assumed no dividend per year, used expected lives ranging from 2 to 10 years, expected volatility of 97.8% and 132.1% for the three and six months ended July 31, 2002 and 2001, respectively, and risk free interest rates of 2.08% and 5.50% for the three and six months ended July 31, 2002 and 2001, respectively. The weighted average per share fair values of options granted during the periods presented with exercise prices equal to market price on the date of grant were $1.02 and $1.47 for the three months ended July 31, 2002 and July 31, 2001, respectively, and $0.87 and $0.74 for the six months ended July 31, 2002 and July 31, 2001, respectively. There were no options granted with exercise prices below market price on the date of grant during any of the periods presented. Had compensation cost for the Company’s grants under stock-based compensation plans and shares sold under the Purchase Plan been determined consistent with SFAS No. 123, the Company’s net losses and losses per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended July 31,		Six Months Ended July 31,
	2002	2001	2002	2001
Net loss as reported	$(1,162)	$(2,532)	$(584)	$(5,791)

Proforma net loss	$(2,018)	$(4,111)	$(2,295)	$(8,949)

Net loss per share as reported:
Basic and diluted	$(0.08)	$(0.17)	$(0.04)	$(0.39)

Pro forma net loss per share:
Basic and diluted	$(0.13)	$(0.28)	$(0.15)	$(0.60)

6.    Concentration of Revenues:

During the second quarter of fiscal year 2003, two customers each generated greater than 10% of the revenues and collectively contributed 34% of revenues. Block license revenues for the same time period were 64% of revenues. During the second quarter of fiscal year 2002, five customers generated greater than 10% of the revenues, and collectively contributed 75% of revenues. Block license revenues for that period accounted for 57% of revenues.

7.    Lease Amendment

In the second quarter of fiscal year 2003, the Company amended the building lease of its headquarters in California, resulting in a reduction of office space. The Company recorded charges of approximately $0.7 million for costs associated with the amendment of the lease and the write-off of certain leasehold improvements.

8.    Segment Reporting:

Peerless provides software-based embedded imaging and networking technology for digital document products and provides directory and management software for networked storage devices and integrates proprietary software into enterprise networks of original equipment manufacturers.

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The table below presents segment information for the three months ending July 31:

	Imaging	Storage	Total Segments
2002
Revenues	$7,092	N/A	$7,092
Operating loss	(1,039)	N/A	(1,039)
Depreciation and amortization	390	N/A	390
Assets	23,782	N/A	23,782
Capital expenditures	89	N/A	89

2001
Revenues	$7,339	$—	$7,339
Operating loss	(1,596)	(2,908)	(4,504)
Depreciation and amortization	429	171	600
Assets	30,671	1,346	32,017
Capital expenditures	128	136	264

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents segment information for the six months ending July 31:

			Total
	Imaging	Storage	Segments
2002
Revenues	$15,691	N/A	$15,691
Operating loss	(847)	N/A	(847)
Depreciation and amortization	820	N/A	820
Capital expenditures	237	N/A	237

2001
Revenues	$14,043	$—	$14,043
Operating loss	(2,440)	(5,183)	(7,623)
Depreciation and amortization	893	224	1,117
Capital expenditures	290	524	814

PEERLESS SYSTEMS CORPORATION

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding Peerless Systems Corporation’s (“Peerless” or the “Company”) expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on current expectations, estimates, forecasts and projections about the industry in which Peerless operates and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Peerless, together with its wholly-owned subsidiary, Peerless Systems Imaging Products, Inc. (“PSIP”), is a provider of software-based imaging and networking systems to original equipment manufacturers (“OEMs”) of digital document products. The Peerless imaging solution is based on a combination of software and imaging application specific integrated circuits (“ASIC”), which together are designed to form a cost-effective imaging system that addresses virtually all sectors of the printing market, from low-end small office/home office (“SOHO”) inkjets to high-end laser digital color copiers and printers. The low-cost, high performance printers and multifunction products (“MFPs”) that incorporate the Company’s imaging solutions are increasingly replacing expensive standalone copiers and printers in corporate offices. Additionally, the Company’s embedded directory agent technology enables networked devices to use directory services. These directory services can authenticate users and administer their access rights. They also allow a device to list its configuration parameters in a central directory on the network, and to configure itself automatically without the need for user intervention.

On January 29, 2002, Peerless divested itself of the Netreon storage management operations while retaining the networking technology obtained from the 1999 acquisition of Netreon for the continuing integration into Peerless’ core imaging product development. As a result of this transaction, certain amounts reported in this Quarterly Report on Form 10-Q and for the remainder of fiscal year 2003 may not be comparable to those reported for fiscal year 2002. The operating loss of the divested storage management operations was $(2.9) million for the second quarter of fiscal year 2002; in the first six months of fiscal year 2002, the operating loss was $(5.2) million. There were no revenues in either period. Please see Note 8 of Notes to Consolidated Financial Statements on Segment Reporting for more information.

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

Currently, a limited number of customers provide a substantial portion of the Company’s revenues. Therefore, the availability and successful closing of new contracts, or modifications and additions to existing contracts with these customers may materially impact the Company’s financial position and results of operations from quarter to quarter.

The current market in which the Company operates has been consolidating for the past several years, and the demand for the technology and products offered by the Company has declined. Peerless’ technology addresses the worldwide market for printers (21-69 PPM) and MFPs (21-110 PPM). Both of these segments are key target markets for the Company. Unit volumes for these types of printers are projected by International Data Corporation (“IDC”), an independent research company, to grow at lower rates than in years past. Available data indicate that retail prices are declining in these segments. There has been a decline in the number of contracts that the Company has with OEMs under which the Company is currently performing services and granting licenses, and this decline is likely to continue along with the decline in demand for the technology and products the Company presently offers. Competitors have merged into larger business units with the resulting strength to acquire and impose a competitive advantage in the Company’s market segments.

The Company expects to experience a sequential decrease in revenues in the third quarter of fiscal year 2003, due to the timing of licensing revenues partially offset by an expected increase in the level of engineering services with the completion of several turnkey efforts, and expects operating losses in the third and fourth quarters of fiscal year 2003. The Company continues to meet sales resistance from its customers. In the past, these OEMs have reduced the absolute number of new products being developed and in some instances, the OEMs have preferred to perform in-house development projects for the products that they are developing and/or planning to launch. Although there have been fewer opportunities for the Company to sell its turnkey services and SDKs, the Company continued to support its current OEM controller customers in the digital printing devices business with its existing technology and has sized the organization to provide the necessary support and maintenance. During the current fiscal year, the Company has invested in research and development and has developed and integrated new product technologies that the Company will offer to its OEM customers in this and future quarters.

The Company has addressed the deterioration in demand for its legacy products by the development of new technology, by sizing its organization to manage the current business requirements of imaging for digital document products and has adapted its pricing model to changing market conditions.

The Company continues to explore opportunities to enhance the value of the Company, including development of new technologies, exploitation of new geographic market opportunities, exploration of new sales channels, mergers, acquisitions and/or divestitures. There is no assurance that the Company can or will be successful in the pursuit of these opportunities that are expected to result in a growth in revenues. Failure to realize success in these opportunities could have a material adverse effect on the Company’s operational results.

Liquidity and Capital Resources

The Company’s principal source of liquidity is its cash and cash equivalents and investments, which, as of July 31, 2002, were $15.0 million in the aggregate.

Compared to January 31, 2002, total assets at July 31, 2002 decreased 5% to $23.8 million and stockholders’ equity decreased 3% to $15.5 million, primarily the result of the loss from operations. The Company’s cash and investment portfolio at July 31, 2002 was $15.0 million, up from $14.7 million as of January 31, 2002, and the ratio of current assets to current liabilities was 2.7:1, which is slightly higher than the 2.6:1 as of January 31, 2002. The Company’s operations provided $0.6 million in cash during the six months ended July 31, 2002, compared to $0.5 million in cash used by operations during the six months ended July 31, 2001.

During the six months ended July 31, 2002, $0.1 million in cash was provided by the Company’s investing activities. It is the Company’s policy to invest the majority of its unused cash in low risk government and commercial debt securities. The Company has not historically purchased, nor does it expect to purchase in the future, derivative instruments or enter into hedging transactions. During the first six months of fiscal year 2003, the Company invested $0.1 million in property, equipment and leasehold improvements, compared to $0.8 million invested during the first six months of fiscal year 2002.

During the first six months of fiscal year 2003, cash and investments increased $0.4 million, compared to a decrease of $1.3 million in the comparable six-month period ended July 31, 2001.

Although the Company expects to end the current fiscal year with approximately $13 million in cash and investments, if the Company does not generate anticipated cash flow from sales, or if expenditures are greater than expected, the Company most likely will reduce discretionary spending, which would require the Company to delay, scale back or eliminate some or all of its development efforts, any of which could have a material adverse effect on the Company’s business, results of operations and prospects. Further, if the Company experiences negative cash flows greater than anticipated, and is unable to increase revenues or cut costs so that revenues generated from operating activities are sufficient to meet the Company’s obligations, the Company will be required to obtain additional capital from other sources. Such sources might include issuance of debt or equity securities, bank financing or other means that might be available to the Company to increase its working capital. Under such circumstances, there is substantial doubt as to whether the Company would be able to obtain additional capital on commercially reasonable terms or at all. The inability to obtain such resources on commercially acceptable terms would have a material adverse effect on the Company, its operations, liquidity and financial condition, its prospects and the scope of strategic alternatives and initiatives available to the Company. The Company does not have a credit facility.

Results of Operations

    Comparison of Three and Six Months Ended July 31, 2002 and 2001

The Company’s net loss in the second quarter of fiscal year 2003 was $(1.2) million, or $(0.08) per share, compared with a net loss of $(2.5) million, or $(0.17) per share, in the second quarter of fiscal year 2002. For the six month period ending July 31, 2002, net loss was $(0.6) million, or $(0.04) per share, compared to a net loss of $(5.8) million, or $(0.39) per share for the same period in fiscal year 2002.

Consolidated revenues for the three and six months ended July 31, 2002 were $7.1 million and $15.7 million, respectively, compared to $7.3 million and $14.0 million for the comparable periods a year ago. The decrease in the three-month period was due primarily to a decline in engineering services and maintenance revenues. The increase from in the six-month period was due primarily to higher product licensing fees earned, partially offset by lower engineering services and maintenance fees earned, in the recent six-month period.

Total cost of revenues were $3.0 million and $6.5 million for the three and six months ended July 31, 2002, respectively, compared to $4.3 million and $7.6 million for the comparable periods ended July 31, 2001. The decrease in the three-month period was due primarily to increased costs for projects nearing completion last year. The decrease in the six-month period was primarily due to higher project costs in the prior year, partially offset by an increase in product licensing costs in the current year. Product licensing costs were $2.1 million and $4.7 million for the three and six months ended July 31, 2002, respectively, compared to $2.0 million and $3.6 million for the comparable periods ended July 31, 2001. The increases in both comparative periods were primarily due to higher levels of licensing revenues.

The Company’s gross margins were $4.1 million and $9.2 million for the three and six months ended July 31, 2002, respectively, compared to $3.1 million and $6.5 million for the comparable periods ended July 31, 2001. The improvement in gross margin in the three-month period was attributable primarily to the improved margins on the Company’s engineering services efforts resulting from the high level of OEM-requested design changes for projects that were nearing completion earned during the first quarter of fiscal year 2003. The improvement in gross margin in the six-month period was attributable primarily to increased costs for projects that were nearing completion last year.

Total operating expenses for the three and six months ended July 31, 2002 decreased to $5.1 million and $10.0 million, respectively, compared with $7.6 million and $14.1 million, respectively, for the comparable periods ended July 31, 2001.

•
Research and development expenses in the three months ended July 31, 2002 decreased 27.8% to $2.4 million from $3.4 million in the comparable period ended July 31, 2001. For the six months ended July 1, 2002, research and development costs decreased 25.9% to $5.0 million from $6.7 million in the comparable period ended July 31, 2001. These decreases are primarily due to the divestiture of Netreon. The Company continues to invest in the future by funding research and development on technical solutions and continuing investments for imaging development programs.

•
Sales and marketing expenses in the three months ended July 31, 2002 decreased 34.1% to $1.1 million from $1.7 million in the comparable period ending July 31, 2001. For the six months ended July 31, 2002, sales and marketing costs decreased 23.5% to $2.2 million from $2.9 million in the comparable period ended July 31, 2001. These decreases are primarily due to the divestiture of Netreon. The Company remains focused on the penetration of new OEM customers, attendance at industry trade shows, and other opportunities to promote the Company’s embedded imaging and network solutions.

•
General and administrative expenses in the three months ended July 31, 2002 decreased 37.4% to $1.6 million from $2.5 million in the comparable period ending July 31, 2001. For the six months ended July 31, 2002, general and administrative costs decreased 36.9% to $2.9 million from $4.5 million in the comparable period ended July 31, 2001. The decreases are primarily the result of decreased staffing costs and lower legal, consulting and advisory fees. Included in general and administrative expenses in the three and six months ended July 31, 2002 was a write-off of approximately $0.7 million for the reduction in office space located at the Company’s headquarters, partially offset by a recouping of approximately $0.5 million in legal expenses associated with litigation. In spite of the write-off for the office space reduction, the Company expects a long-term financial benefit to accrue from the change in its office lease through lower operating costs for rent and amortization of leasehold improvements.

Interest income was $0.1 million and $0.2 million in the three and six months ended July 31, 2002, respectively, compared to $0.2 million and $0.4 million in the three and six months ended July 31, 2001, respectively. The decreases were due to decreased levels of investments and lower interest rates.

The provision for income taxes for the second quarter of fiscal year 2003 was $0.2 million, compared to a provision for income taxes of $0.5 million in the second quarter of fiscal year 2002. The tax provisions were the result of foreign income taxes paid. For the six months ended July 31, 2002, the Company had a tax benefit of $42 thousand, compared to a tax provision of $0.9 million in the six months ended July 31, 2001. The tax benefit in the current year is primarily the result of a change in the tax code that allowed the Company to carry back losses to obtain a tax refund of $0.5 million, offset by foreign income taxes paid. The Company has provided the valuation allowance on its net deferred tax assets because of the uncertainty with respect to the Company’s ability to generate future taxable income to realize the deferred tax assets.

Item 3—Quantitative and Qualitative Disclosures About Market Risk.

As of July 31, 2002, the Company does not hold any positions in equity securities of other publicly traded companies.

The Company’s exposure to interest rate risk relates primarily to our non-equity investment portfolio. The primary objectives of the Company’s investment activities are to preserve the principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company from time to time maintains its portfolio of cash equivalents, fixed rate debt instruments of the U.S. Government and high-quality corporate issuers and short-term investments in money market funds. As discussed in Note 3 of the Notes to Consolidated Financial Statements in this Quarterly Report, as of July 31, 2002, we held approximately $3.3 million in total debt securities. Although the Company is subject to interest rate risks in these investments, the Company believes an effective increase or decrease of 10% in interest rate percentages would not have a material adverse effect on its results from operations. Consequently, our interest rate risk is minimal.

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

Although Peerless was profitable in the first fiscal quarter of fiscal year 2003, it incurred operating losses in the second quarter, and expects to incur operating losses in the third and fourth quarters of fiscal year 2003. There is no assurance that the Company will be profitable in the future.

Future losses will deplete the Company’s capital resources, and projected decreases in expenses are not expected to offset the decline in revenues. The factors noted below have had and will continue to have a material adverse effect on the Company’s future revenues and/or results of operations.

The future demand for the Company’s current products is uncertain.

Peerless’ current technology and products have been in the marketplace for an average of 23 months as of July 31, 2002. This represents a 15% increase from the average of 20 months that the Company’s products had been in the marketplace as of July 31, 2001. The growth in the average age of current technology and products in the marketplace reflects the decline in demand for the Company’s technology and products. Although Peerless continues to license the Company’s current technology and products to certain OEMs, there can be no assurance that the OEMs will continue to need or utilize the current technology and products the Company offers.

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

During the second quarter of fiscal year 2003, two customers, Oki Data Corporation and Konica Corporation, each generated greater than 10% of the Company’s revenues and collectively contributed 34% of revenues. Block license revenues for the same time period totaled $4.5 million, or 64% of revenues. During the second quarter of fiscal year 2002, five customers, Oki Data Corporation, Konica Corporation, Seiko Epson Corporation, Ricoh Company, Ltd. and Marubun Corporation, each generated greater than 10% of the revenues, and collectively contributed 75% of revenues. Block license revenues during the second quarter of fiscal year 2002 were $4.2 million, or 57% of revenues.

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

The Company’s net trade accounts receivable declined to $3.3 million as of July 31, 2002, down from $5.2 million as of January 31, 2002, reflecting significant collections from several major customers and lower level of sales. Although Peerless believes that the Company’s reserves for accounts receivable are adequate for the remainder of fiscal year 2003, there can be no assurance this is the case. If the Company’s reserves for accounts receivable are inadequate, it could have a material adverse effect on the Company’s results of operations.

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

Currently, Peerless relies on two independent parties, IBM Microelectronics and NEC Microelectronics, each of which provides unique application specific integrated circuits incorporating the Company’s imaging technology for use by the Company’s OEMs. These sole source providers are subject to materials shortages, excess demand, reduction in capacity and/or other factors that may disrupt the flow of goods to the Company’s customers thereby adversely affecting the Company’s customer relationships. Any such disruption could limit or delay production or shipment of the products incorporating the Company’s technology, which could have a material adverse effect on the Company’s operating results.

Peerless relies on relationships with Adobe Systems Incorporated, Novell Inc., and Wind River Systems, Inc. and any change in those relationships will harm the Company’s business.

The Company has licensing agreements with Adobe Systems Incorporated, Novell Inc., and Wind River Systems, Inc. to bundle and sublicense their licensed products with the Company’s licensed software. These relationships accounted for $4.3 million in revenues and an associated $1.8 million in cost of revenues during the second quarter of fiscal year 2003. Should the agreement with either vendor be terminated or canceled, there is no assurance that the Company could replace that source of revenue within a short period of time, if at all. Such an event would have a material adverse effect on the Company’s operating results.

The Company is currently in discussions with Adobe Systems Incorporated and Canon Inc. to remedy a contract dispute, which, if not remedied, could result in the loss of the Adobe agreement and harm to the Company’s business.

Peerless is in negotiations with Adobe Systems Incorporated and Canon Inc. regarding the sublicense agreement between Peerless and Canon. The sublicense did not include several terms required to be included in all OEM sublicenses by Peerless’ license with Adobe. Although Adobe has indicated to Peerless that it has no current intention to pursue claims for alleged breach of the Adobe license agreement, Adobe has not agreed to waive the requirement that the missing terms be included in the Canon sublicense. Adobe has notified Peerless that it expects Peerless to resolve the issues by November 20, 2002. If Peerless is unable to amend the Canon sublicense in a manner that is acceptable to both Canon and Adobe, Adobe may terminate its license agreement with Peerless and take other legal action against Peerless. Although Peerless believes that it will be able to resolve the issues in manner acceptable to both Adobe and Canon, there is no assurance that Peerless will be able to do so. Termination of the Adobe agreement would have a material adverse effect on Peerless’ future operating results. Approximately 60% of Peerless’ revenue for fiscal year ended January 31, 2002 and approximately 57% of Peerless’ revenue for the six months ended July 31, 2002 are derived from its licensing arrangement with Adobe Systems Incorporated. See “Peerless relies on relationships with Adobe Systems Incorporated, Novell, Inc. and Wind River Systems, Inc. and any change in those relationships will harm the Company’s business.”

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

During the past several years, and continuing into fiscal year 2003, the Pacific Rim economies have been financially depressed. As a result, companies in the imaging industry have reported negative financial impacts attributable to a decrease in demand from Pacific Rim customers. The Company’s Pacific Rim customers are comprised primarily of companies headquartered in Japan. These Japanese OEMs sell products containing the Company’s technology primarily in the North American, European, and Asian marketplaces. These revenues havedeclined and there can be no assurance that revenues from Japanese OEMs will not continue to decline in future quarters.

The Company’s stock price may experience extreme price and volume fluctuations.

The Company’s common stock has experienced price volatility. In the 60-day period ending September 10, 2002, the closing price of the stock ranged from $0.90 per share to $1.40 per share, and, since the beginning of fiscal year 2002, the stock has closed as low as $0.53 per share. Such price volatility may occur in the future. Factors that could affect the trading price of the Company’s common stock include:

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

Securities class action litigation has become increasingly common in recent years. Technology companies are frequently the subjects of such litigation. Securities class action litigation is particularly common following periods of market volatility and significant fluctuations in companies’ stock prices. In fiscal year 2001, Peerless and two of the Company’s former officers were named in two separate shareholder class action lawsuits. The first was filed on August 28, 2000; the second was filed on September 19, 2000. On April 17, 2001, the Company was served with an Amended and Consolidated Complaint. These lawsuits allege a scheme to artificially inflate the Company’s stock price based on alleged misleading public announcements and seek compensatory damages with interest and attorneys fees and expenses. Peerless believes all of the claims to be without merit. A hearing on the motion filed by the Company and the two former officers to dismiss the Amended and Consolidated Co mplaint was held on October 9, 2001. By an order dated January 14, 2002, the Court dismissed the First Amended and Consolidated Complaint without prejudice and granted the plaintiffs sixty days to file a Second Amended and Consolidated Complaint. The plaintiff class filed a Second Amended and Consolidated Complaint on March 15, 2002. On July 16, 2002, the Court granted the plaintiff class’ request to file a Third Amended Complaint that was filed as of the date of the Court’s order. Litigation is often expensive and diverts management’s attention and resources, which could materially and adversely affect business, financial conditions and results of operations.

Future sales of the Company’s common stock may affect the market price of the Company’s common stock.

As of September 10, 2002, Peerless had 15,294,572 shares of common stock outstanding, which does not include 2,647,634 shares subject to options outstanding as of such date under stock option plans that are exercisable at prices ranging from $0.39 to $22.375 per share. Management cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale will have on the market price of common stock prevailing from time to time. Certain holders of the Company’s common stock have registration rights with respect to their shares. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options), or the perception that such sales could occur, may materially and adversely affect prevailing market prices for common stock.

The Company’s common stock may be removed from listing on the Nasdaq National Market and thus the liquidity of our common stock may be reduced.

Nasdaq Marketplace Rule 4450(a)(5) requires companies listed on the Nasdaq National Market to maintain a minimum bid price of $1.00 over a 30 trading day period. On February 23, 2001, Peerless received a notice from Nasdaq indicating that Peerless had failed to maintain a minimum bid price of $1.00 over a 30 trading day period as required by Marketplace Rule 4450(a)(5) and that Peerless had until May 24, 2001 to regain compliance. On May 21, 2001, Peerless received notice from Nasdaq that Peerless had regained compliance. If Peerless is unable to maintain compliance with these rules, the Company’s common stock may become subject to being removed from listing on the Nasdaq National Market. Trading in the Company’s common stock after a delisting, if any, would likely be conducted in the over-the-counter markets in the so-called “pink sheets” or the National Association of Securities Dealers’ Electronic Bulletin Board and could also be subject to additional restrictions. As a consequence of a delisting, the Company’s stockholders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company’s common stock. In addition, a delisting would make the Company’s common stock substantially less attractive as collateral for margin and purpose loans, for investment by financial institutions under their internal policies or state legal investment laws or as consideration in future capital raising transactions. Although the Company’s common stock had a minimum bid of less than $1.00 for three consecutive days beginning September 3, 2002, as of September 10, 2002, the Company’s common stock was trading at $1.25.

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

Anti-takeover provisions in the Company’s governing documents, in the Delaware General Corporations Law and in certain contracts could discourage, delay or prevent the Company’s acquisition that a stockholder may consider favorable.

Some of the provisions of the Company’s certificate of incorporation, by-laws and Delaware law could, together or separately:

•	discourage potential acquisition proposals;

•	delay or prevent a change in control;

•	limit the price that investors might be willing to pay in the future for shares of the Company’s common stock.

Furthermore, certain of the Company’s agreements with strategic partners and customers require that Peerless give prior notice of a change of control or they may terminate the agreement if the Company undergoes a change of control, without obtaining the prior written consent of such strategic partners and customers.

The Company’s existing capital resources may not be sufficient and if Peerless is unable to raise additional capital, the Company’s business may suffer.

The Company’s cash and short-term investment portfolio was $12.5 million at July 31, 2002 and the current ratio of assets to current liabilities was 2.7:1. For the six-month period ended July 31, 2002, Peerless’ operations provided $0.6 million in cash.

The Company’s principal source of liquidity is the Company’s cash and cash equivalents and investments, which, as July 31, 2002 were approximately $15.0 million in the aggregate. If Peerless does not generate anticipated cash flow from licensing, or if expenditures are greater than expected, Peerless most likely will reduce discretionary spending, which could require a delay, scaling back or elimination of some or all of the Company’s development efforts, any of which could have a material adverse effect on the Company’s business, results of operations and prospects. Furthermore, if Peerless experiences negative cash flows greater than anticipated, and Peerless is unable to increase revenues or cut costs so that revenues generated from operating activities are sufficient to meet the Company’s obligations, Peerless will be required to obtain additional capital from other sources. Such sources might include issuances of debt or equity securities, bank financing or other means that might be available to increase the Company’s working capital. Under such circumstances, there is substantial doubt as to whether Peerless would be able to obtain additional capital on commercially reasonable terms or at all. The inability to obtain such resources on commercially acceptable terms could have a material adverse effect on the Company’s operations, liquidity and financial condition, the Company’s prospects and the scope of strategic alternatives and initiatives available to the Company. Peerless does not have a credit facility.

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

The Company holds ten patents issued in the United States, one of which is also issued in France, Germany, Great Britain, Japan and Hong Kong. The issued patents relate to techniques developed by the Company for generating output for continuous synchronous raster output devices, such as laser printers, compressing data for use with output devices, filtering techniques for use with output devices and communicating with peripheral devices over a network.

The Company also has six patent applications and two provisional applications pending in the United States, five applications pending in the European Patent Office, five applications pending in Japan, three applications pending in Hong Kong, one application pending in Canada and one application pending in the Republic of China.

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

PART II—OTHER INFORMATION

Item 1—Legal Proceedings.

On August 28, 2000, a stockholder class action lawsuit was filed against the Company and two of the Company’s former officers in the United States District Court for the Southern District of California. A second stockholder class action lawsuit was filed on September 19, 2000 against the Company and the same two former officers of the Company in the same United States District Court. On April 17, 2001, the Company was served with an Amended and Consolidated Complaint. These lawsuits allege a scheme to artificially inflate the Company’s stock price based on alleged misleading public announcements and seek compensatory damages with interest and attorneys fees and expenses. A hearing on the motion filed by the Company and the two former officers to dismiss the Amended and Consolidated Complaint was held on October 9, 2001. By an order dated January 14, 2002, the Court dismissed the First Amended and Consolidated Complaint without prejudice and granted the plaintiffs sixty days to file a Second Amended and Consolidated Complaint. The plaintiff class filed a Second Amended and Consolidated Complaint on March 15, 2002. On July 16, 2002, the Court granted the plaintiff class’ request to file a Third Amended Complaint that was filed as of the date of the Court’s order. Peerless believes all of the claims to be without merit and is responding accordingly.

Item 2—Changes in Securities.

None

Item 3—Defaults Upon Senior Securities.

None

Item 4—Submission of Matters to a Vote of Security Holders.

(a)  The Company held its Annual Meeting of Stockholders on June 20, 2002.

(b)  Omitted pursuant to Instruction 3 to Item 4 of Form 10-Q.

(c)  The three matters voted upon at the meeting were: (i) to elect four directors to a one year term of office expiring at the next Annual Meeting of Stockholders in the year 2003 (“Proposal One”); (ii) to ratify the selection of Ernst & Young LLP as independent auditors of the Company for the year ending January 31, 2003 (“Proposal Two”); and (iii) to approve an amendment to the Company’s 1996 Employee Stock Purchase Plan in order to increase the aggregate number of shares of Common Stock of the Company authorized for issuance under such plan by 1,000,000 shares (“Proposal Three”).

(i)  With respect to each of the nominees for directors, Mr. Robert G. Barrett received 13,220,417 shares in favor and 95,561 shares were withheld, Mr. Louis C. Cole received 13,221,627 shares in favor and 94,351 shares were withheld, Mr. Howard J. Nellor received 13,220,117 shares in favor and 95,861 shares were withheld, and Mr. Robert L. North received 13,220,317 shares in favor and 95,661 shares were withheld, and there were no abstentions or broker non-votes. All nominees were declared to have been elected as directors to hold office until the next Annual Meeting of Stockholders in the year 2003.

(ii)  With respect to Proposal Two, 13,249,438 shares were in favor, 16,778 shares were against, 49,762 shares abstained, and zero broker non-votes were withheld from voting with respect to such proposal. Proposal Two was declared to have been approved.

(iii)  With respect to Proposal Three, 5,141,899 shares were in favor, 358,412 shares were against, 41,080 shares abstained, and 7,774,587 broker non-votes were withheld from voting with respect to such proposal. Proposal Three was declared to have been approved.

(d)  Not applicable.

Item 5—Other Information.

None

Item 6—Exhibits and Reports on Form 8-K.

(a) Exhibits:

10.24	Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and the Company effective as of July 23, 1999.*
10.25	Custom Sales Agreement between the Company and International Business Machines effective as of April 23, 2001.*
10.26	Master Technology License Agreement dated January 16, 2000 between Konica Corporation and Peerless Systems Corporation.*
10.27	License Software Addendum #1 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 16, 2000.*
10.28	License Software Addendum #2 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 19, 2000.*
10.29	License Software Addendum #3 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of July 21, 2000.*
10.30	License Software Addendum #4 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of March 1, 2001.*
10.31	License Software Addendum #5 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of July 1, 2001.*
10.32	License Software Addendum #7 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 1, 2002.*
10.33	License Software Addendum #8 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 1, 2002.*
10.34	License Software Addendum #9 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 1, 2002.*
10.35	Master Technology License Agreement dated April 1, 1997 between Kyocera Corporation and Peerless Systems Corporation.
10.36	Licensed Software Addendum #1 to Master Technology License Agreement by and between Kyocera Corporation and the Company effective as of December 28, 1999.*
10.37	Amendment #3 to Licensed Software Addendum #1 to Master Technology License Agreement by and between Kyocera Corporation and the Company effective as of September 28, 2001.*
10.38	Licensed Software Addendum #3 to Master Technology License Agreement by and between Kyocera Mita Corporation and the Company effective as of May 1, 2002.*
10.39	Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc.*
10.40	Licensed System Addendum No. 1 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc.*
10.41	Licensed System Addendum No. 2 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc.*
10.42	Licensed System Addendum No. 3 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc. effective as of August 25, 2000.*
10.43	Attachment #1 to Licensed System Addendum #3 by and between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated March 1, 2001.*
10.44	Attachment #2 to Licensed System Addendum #3 by and between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated July 1, 2001.*
10.45	Licensed System Addendum No. 4 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc. effective as of February 1, 2002.*
10.46	Master Technology License Agreement dated April 1, 2000 between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc.
10.47	Licensed System Addendum #1 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. dated April 1, 2000.*

10.48	Licensed System Addendum #2 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc.*
10.49	Licensed System Addendum #3 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc.*
10.50	Attachment #1 to Licensed System Addendum #3 by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. dated May 1, 2001.*
10.51	Attachment #2 to Licensed System Addendum #3 by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. dated July 23, 2001.*
10.52	Licensed System Addendum #4 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. effective as of October 19, 2001.*
10.53	Licensed System Addendum #5 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. effective as of December 1, 2001.*
10.54	Licensed System Addendum #6 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. effective as of April 30, 2002.*
10.55	Nest Office SDK Development and Reseller Agreement Statement of Work 8 to BDA No. N-A-1 between and Novell, Inc. and Peerless Systems Networking effective as of August 17, 1999.*
10.56	Amendment No. 1 to Nest Office SDK Development and Reseller Agreement Statement of Work 8 to BDA No. N-A-1 between and Novell, Inc. and Peerless Systems Networking effective as of August 17, 1999.*
10.57	Business Development Agreement by and between Novell and Auco, Inc effective as of September 6, 1996.
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbarnes-Oxley Act of 2002.

*	Subject to a Confidential Treatment Order

(b) Reports on Form 8-K:

1.    Form 8-K was filed as of June 3, 2002 reporting other events pursuant to Item 5 of Form 8-K and reporting Financial Schedules, Pro Forma Financials and Exhibits pursuant to Item 7 of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

PEERLESS SYSTEMS CORPORATION

Date: September 16, 2002	By:	/s/ HOWARD J. NELLOR
Howard J. Nellor President and Chief Executive Officer (Principal Executive Officer)

Date: September 16, 2002	By:	/s/ WILLIAM R. NEIL
William R. Neil Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Howard J. Nellor, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Peerless Systems Corporation (the “Report”);

2.  Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report.

Date: September 16, 2002	By:	/s/ HOWARD J. NELLOR
Howard J. Nellor President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, William R. Neil, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Peerless Systems Corporation (the “Report”);

2.  Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report.

Date: September 16, 2002	By:	/s/ WILLIAM R. NEIL
William R. Neil Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

The foregoing certifications are being furnished solely to accompany the Report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference to any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.