Form 10-Q
period 2002-10-31
PEERLESS SYSTEMS CORP
filed 2002-12-16
CIK 897893

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

The number of shares of Common Stock outstanding as of December 10, 2002 was 15,301,144.

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

These forward-looking statements are just projections and estimations based upon the information available to the Company at this time. Thus they involve known and unknown risks and uncertainties such that actual results could differ materially from those projected in the forward-looking statements made in this Quarterly Report on Form 10-Q. Risks and uncertainties include, but are not limited to: a) changes in the marketplaces in which the Company offers its products; b) the failure of Peerless’ business to produce the projected financial results; c) the failure of Peerless to maintain its margins due to changes in its business model in reaction to competitive pressures; d) the delay in or the non-acceptance by the market of new product and technology offerings; e) the inability of the Company to retain and attract the technical talent to compete effectively in the marketplace for imaging; f) the failure of Peerless’ markets to achieve anticipated growth rates; g) unfavorable economic conditions resulting in decreased demand for original equipment manufacturers’ (“OEMs”) products using Peerless’ technology, making it difficult for the Company to obtain new licensing agreements; h) OEMs’ determinations not to proceed with development of products using Peerless’ technology due to, among other things, changes in the demand for anticipated OEM products, age of Peerless’ technology, concerns about Peerless’ financial position and Peerless’ competitors offering alternative solutions; i) Peerless’ competitors coming to market with new products or alternative solutions that are superior or available at a lower cost or earlier than anticipated or believed to be possible; j) the markets in imaging and networking may not grow to anticipated levels; k) the costs associated with the development and marketing of products for imaging and networking may be higher than currently forecasted; l) changes in demand for the Company’s products and services based on market conditions and the competitiveness of Peerless’ products from both technological and pricing perspectives; m) the Company’s inability to maintain or further improve operating efficiencies or to further streamline operations; n) the impact on the Company’s financials of any future need to expand the organization to meet customer or market demands; o) continuing unfavorable world-wide economic conditions exacerbated by the terrorist attacks; p) expected incremental costs of operations arising out of the change in the law, including the Sarbanes-Oxley Act of 2002, regarding corporate governance, financial disclosure, auditor independence, corporate fraud and the accounting profession in general; and q) other factors affecting Peerless’ business and the forward-looking statements set forth herein. Those risks and uncertainties include those set forth in pages 17 through 27 of this Quarterly Report on Form 10-Q.

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

PEERLESS SYSTEMS CORPORATION

TRADEMARKS

Memory Reduction Technology® (MRT), PeerlessPowered®, WinExpress®, PeerlessPrint®, redipS®, AccelePrint®, SyntheSys® and QuickPrint® are registered trademarks of Peerless Systems Corporation. Peerless™, MagicPrint™, VersaPage™ and PerfecTone™ are trademarks of Peerless Systems Corporation and are the subjects of applications pending for registration with the United States Patent and Trademark Office. PeerlessPage™, ImageWorks™ and WebWorks™ are trademarks of Peerless Systems Corporation. Peerless Systems, P logo, and Peerless logo are trademarks and service marks of Peerless Systems Corporation registered in Japan. redipS is a trademark of Peerless Systems Corporation registered in Canada and in the European Community. PeerlessPrint is a trademark of Peerless Systems Corporation that is the subject of an application for registration pending in Japan and the European Community. PeerlessPrint (in Katakana) is a trademark of Peerless Systems Corporation that is the subject of an application for registration pending in Japan.

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements.

PEERLESS SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands)

	October 31, 2002	January 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,008	$11,030
Short-term investments	918	508
Trade accounts receivable, net	3,605	5,158
Unbilled receivables	197	160
Prepaid expenses and other current assets	821	537

Total current assets	18,549	17,393
Investments	2,453	3,116
Property and equipment, net	2,467	4,038
Other assets	596	387

Total assets	$24,065	$24,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$654	$742
Accrued wages	839	1,033
Accrued compensated absences	694	675
Other current liabilities	3,249	2,482
Deferred revenue	1,306	1,827

Total current liabilities	6,742	6,759
Other tax liabilities	1,250	2,060
Deferred rent	420	121

Total liabilities	8,412	8,940

Stockholders’ equity:
Common stock	15	15
Additional paid-in capital	48,852	48,789
Accumulated deficit	(33,101)	(32,697)
Treasury stock	(113)	(113)

Total stockholders’ equity	15,653	15,994

Total liabilities and stockholders’ equity	$24,065	$24,934

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2002	2001	2002	2001
Revenues:
Product licensing	$5,556	$6,078	$18,117	$15,683
Engineering services and maintenance	1,589	1,603	4,214	4,772
Other	631	5	1,136	1,274

Total revenues	7,776	7,686	23,467	21,729

Cost of revenues:
Product licensing	1,875	1,605	6,565	5,208
Engineering services and maintenance	586	1,484	2,164	4,717
Other	342	4	612	761

Total cost of revenues	2,803	3,093	9,341	10,686

Gross margin	4,973	4,593	14,126	11,043

Operating expenses:
Research and development	2,285	3,621	7,236	10,305
Sales and marketing	1,140	1,541	3,334	4,409
General and administrative	1,209	1,634	4,064	6,155

Total operating expenses	4,634	6,796	14,634	20,869

Income (loss) from operations	339	(2,203)	(508)	(9,826)

Other income	—	—	—	2,320
Interest income, net	92	175	313	623

Total other income	92	175	313	2,943

Income (loss) before income taxes	431	(2,028)	(195)	(6,883)
Provision for income taxes	251	685	209	1,621

Net income (loss)	$180	$(2,713)	$(404)	$(8,504)

Income (loss) per share—basic	$0.01	$(0.18)	$(0.03)	$(0.57)

Income (loss) per share—diluted	$0.01	$(0.18)	$(0.03)	$(0.57)

Weighted average common shares outstanding—basic	15,295	15,099	15,276	15,009

Weighted average common shares outstanding—diluted	15,598	15,099	15,276	15,009

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended October 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(404)	$(8,504)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	1,172	1,602
Amortization of investment discounts and premiums	17	(10)
Amortization of deferred compensation	—	49
Loss from lease amendment	725	—
Changes in operating assets and liabilities:
Trade accounts receivable	1,553	3,792
Unbilled receivables	(37)	(78)
Income taxes receivable	—	(144)
Prepaid expenses and other assets	(504)	(70)
Long-term receivable	—	1,500
Accounts payable	(88)	211
Deferred revenue	(521)	394
Other liabilities	81	(1,602)

Net cash provided (used) by operating activities	1,994	(2,860)

Cash flows from investing activities:
Purchases of property and equipment	(182)	(759)
Purchases of leasehold improvements	—	(161)
Purchases of available-for-sale securities	(1,171)	(6,647)
Proceeds from sales of available-for-sale securities	1,407	12,803
Purchases of software licenses	(113)	—
Restricted cash	(20)	148

Net cash provided (used) by investing activities	(79)	5,384

Cash flows from financing activities:
Proceeds from issuance of common stock	—	208
Proceeds from exercise of common stock options	63	9
Repurchase of common stock	—	(113)

Net cash provided by financing activities	63	104
Net increase in cash and cash equivalents	1,978	2,628
Cash and cash equivalents, beginning of period	11,030	12,073

Cash and cash equivalents, end of period	$13,008	$14,701

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

The Company also enters into engineering services contracts with certain of its original equipment manufacturers (“OEMs”) to provide turnkey solutions, adapting the Company’s software and supporting electronics to specific OEM requirements. Revenues on such contracts are recognized over the course of the engineering work on a percentage-of-completion basis. Progress-to-completion under percentage-of-completion is determined based on direct costs, consisting primarily of labor and materials, expended on the arrangement. The Company provides for any anticipated losses on such contracts in the period in which such losses are first determinable. At October 31, 2002, the Company had no on-going contract engineering work being accounted for on a percentage-of-completion basis and no accrual for losses on contracts was required. The Company accrued $91 for losses on contracts that experienced delays in completion at January 31, 2002. Maintenance revenues are recognized ratably over the term of the maintenance contract.

Recurring licensing revenues are derived from per unit fees paid by the Company’s customers upon manufacturing and subsequent commercial shipment of products incorporating Peerless technology and certain third party technology. These recurring licensing revenues are recognized on a per unit basis as products are shipped commercially. In certain cases, the Company may sell a block license, that is, a specific quantity of licensed units that may be sold in the future, or the Company may require the customer to pay minimum royalty commitments. Associated payments are typically made in one lump sum or extend over a period of four or more quarters. The Company has one term license contract where a flat fee is paid for the unlimited distribution of Company products for a specified period of time. The Company generally recognizes revenues associated with block and term licenses and minimum royalty commitments on delivery and acceptance of software, when

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

collection of the resulting receivable is probable, when the fee is fixed and determinable, and when the Company has no future obligations. In cases where block licenses or minimum royalty commitments have extended payment terms and the fees are not fixed and determinable, revenue is recognized as payments become due. Further, when earned royalties exceed minimum royalty commitments, revenues are recognized on a per unit basis as products are shipped commercially.

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

3.    Investments:

Investments consisted of the following:

	October 31, 2002	January 31, 2002
Available-for-sale securities:
Maturities within one year:
U.S. government debt securities	$918	$308
State and local government debt securities	—	200

	918	508

Maturities after one year through five years:
U.S. government debt securities	1,234	1,916
State and local government debt securities	419	—

	1,653	1,916

Maturities after five years:
Corporate debt securities	800	1,200

Total investments	$3,371	$3,624

The fair value of available-for-sale securities at October 31, 2002 and January 31, 2002 approximated their carrying value (amortized cost). Unrealized gains or losses on securities were immaterial for all periods presented.

4.    Legal Proceedings and Subsequent Event:

On August 28, 2000, a stockholder class action lawsuit was filed against the Company and two of the Company’s former officers. A second stockholder class action lawsuit was filed on September 19, 2000 against the Company and the same two former officers of the Company. On April 17, 2001, the Company was served with an Amended and Consolidated Complaint. These lawsuits alleged a scheme to artificially inflate the Company’s stock price and sought compensatory damages with interest and attorneys fees and expenses. On November 12, 2002, in the United States District Court for the Southern District of California, the Court entered a stipulation of voluntary dismissal and an order dismissing the shareholder class action suit in its entirety. The

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dismissal is without prejudice to the rights of individuals to pursue separate claims. Plaintiffs submitted the voluntary dismissal of the action against the Company and its former officers. No consideration was provided by the Company or its former officers, and each side is to bear its own costs.

5.    Stock-based Compensation:

The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for its stock option plans (“ESOP”) and the employee stock purchase plan (“ESPP”), and therefore does not recognize compensation expense for grants of stock options under the ESOP or shares sold under the ESPP. Under SFAS No. 123, compensation cost would be recognized for the fair value of the employee option rights and shares sold under the ESPP. In determining the fair value, the Company used the Black-Scholes model, assumed no dividends per year, used expected lives ranging from 2 to 10 years, expected volatility of 86.6% and 151.8% for the three and nine months ended October 31, 2002 and 2001, respectively, and risk free interest rates of 1.81% and 4.15% for the three and nine months ended October 31, 2002 and 2001, respectively. The weighted average per share fair values of options granted during the periods presented with exercise prices equal to market price on the date of grant were $0.94 and $0.92 for the three months ended October 31, 2002 and October 31, 2001, respectively, and $1.00 and $0.80 for the nine months ended October 31, 2002 and October 31, 2001, respectively. There were no options granted with exercise prices below market price on the date of grant during any of the periods presented. Had compensation cost for the Company’s grants under stock-based compensation plans and shares sold under the ESPP been determined consistent with SFAS No. 123, the Company’s net losses and losses per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2002	2001	2002	2001
Net income (loss) as reported	$180	$(2,713)	$(404)	$(8,504)

Proforma net loss	$(680)	$(4,299)	$(2,984)	$(13,262)

Income (loss) per share as reported:
Basic	$0.01	$(0.18)	$(0.03)	$(0.57)

Diluted	$0.01	$(0.18)	$(0.03)	$(0.57)

Pro forma net loss per share:
Basic and diluted	$(0.04)	$(0.28)	$(0.20)	$(0.88)

6.    Concentration of Revenues:

During the third quarter of fiscal year 2003, three customers each generated greater than 10% of the revenues and collectively contributed 53% of revenues. Block license revenues for the same time period were 54% of revenues. During the third quarter of fiscal year 2002, three customers generated greater than 10% of the revenues, and collectively contributed 57% of revenues. Block license revenues for that period accounted for 67% of revenues.

7.    Lease Amendment:

In the second quarter of fiscal year 2003, the Company amended the building lease of its headquarters in California, resulting in a reduction of office space. The Company recorded charges of approximately $0.7 million for costs associated with the amendment of the lease and the write-off of certain leasehold improvements.

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Segment Reporting:

Peerless provides software-based imaging and networking technology for digital document products and provides directory and management software for networked storage devices and integrates proprietary software into enterprise networks of original equipment manufacturers.

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

The table below presents segment information for the three months ending October 31:

	Imaging	Storage	Total Segments
2002
Revenues	$7,776	N/A	$7,776
Operating income	339	N/A	339
Depreciation and amortization	352	N/A	352
Assets	24,065	N/A	24,065
Capital expenditures	58	N/A	58

2001
Revenues	$7,586	$100	$7,686
Operating loss	(37)	(2,166)	(2,203)
Depreciation and amortization	429	56	485
Assets	26,165	1,595	27,760
Capital expenditures	77	29	106

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents segment information for the nine months ending October 31:

	Imaging	Storage	Total Segments
2002
Revenues	$23,467	N/A	$23,467
Operating loss	(508)	N/A	(508)
Depreciation and amortization	1,172	N/A	1,172
Capital expenditures	295	N/A	295

2001
Revenues	$21,629	$100	$21,729
Operating loss	(2,477)	(7,349)	(9,826)
Depreciation and amortization	1,322	280	1,602
Capital expenditures	367	553	920

9.    Recent Accounting Pronouncements:

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on the guidance to be provided by EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The guidance provided by EITF 00-21 is effective for fiscal years beginning after June 15, 2003. The Company expects to adopt EITF 00-21 as of February 1, 2004 and it has not determined the effect, if any, the adoption of EITF 00-21 will have on the Company’s financial position and results of operations.

PEERLESS SYSTEMS CORPORATION

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Peerless Systems Corporation’s (“Peerless” or the “Company”) expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on current expectations, estimates, forecasts and projections about the industry in which Peerless operates, management’s beliefs and assumptions made by management. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Peerless, together with its wholly owned subsidiary, Peerless Systems Imaging Products, Inc. (“PSIP”), are providers of software-based imaging and networking systems to original equipment manufacturers (“OEMs”) of digital document products. The Peerless imaging solution is based on a combination of software and imaging application specific integrated circuits (“ASIC”), which together are designed to form a cost-effective imaging system that addresses virtually all sectors of the printing market, from low-end small office/home office (“SOHO”) inkjets to high-end laser digital color copiers and printers. The low-cost, high performance printers and multifunction products (“MFPs”) that incorporate the Company’s imaging solutions are increasingly replacing expensive standalone copiers and printers in corporate offices. Additionally, the Company’s embedded directory agent technology enables networked devices to use directory services. These directory services can authenticate users and administer their access rights. They also allow a device to list its configuration parameters in a central directory on the network, and to configure itself automatically without the need for user intervention.

On January 29, 2002, Peerless divested itself of the Netreon storage management operations while retaining the networking technology obtained from the 1999 acquisition of Netreon for the continuing integration into Peerless’ core imaging product development. As a result of this transaction, certain amounts reported in this Quarterly Report on Form 10-Q and for the remainder of fiscal year 2003 may not be comparable to those reported for fiscal year 2002. The operating loss of the divested storage management operations was $(2.2) million for the third quarter of fiscal year 2002; in the first nine months of fiscal year 2002, the operating loss was $(7.3) million. There were no revenues in either period. Please see Note 8 of Notes to Consolidated Financial Statements on Segment Reporting for more information.

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

Block licenses are per-unit licenses granted in large volume quantities to an OEM for products either in or about to enter into distribution into the marketplace. Term licenses permit customers to distribute an unlimited number of the licensed products for a specific period of time, usually one year. In either case, payment schedules are negotiable and payment terms often depend on the size of the license. Payments are made in one lump sum or over a period of four or more quarters. The Company generally recognizes revenues associated with the licenses on delivery and acceptance of software, when collection of the resulting receivable is probable, when the fee is fixed and determinable, and when the Company has no future obligations. In cases where licenses have extended payment terms and the fees are not fixed and determinable, revenue is recognized as payments become due.

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

This quarter Peerless introduced its new high performance color architecture products line, internal code-name, Sierra, at trade shows in the United States, and plans to demonstrate it in Japan. Peerless expects that Sierra will increase future license revenues once it has been successfully introduced into the marketplace. Peerless believes that it may be able to introduce Sierra into the marketplace as early as the first quarter of fiscal year 2004 and obtain licensing revenues as early as the fourth quarter of fiscal 2004. (See “If we are unable to introduce our new Sierra technology on a timely basis, our future revenues and operating results may be harmed” and “If the marketplace does not accept our new Sierra technology, our future revenues and operating results may be harmed” under the Risks and Uncertainties section of this Quarterly Report on Form 10-Q).

Currently, a limited number of customers provide a substantial portion of the Company’s revenues. Therefore, the availability and successful closing of new contracts, or modifications and additions to existing contracts with these customers may materially impact the Company’s financial position and results of operations from quarter to quarter.

The current market in which the Company operates has been consolidating for the past several years, and the demand for the monochrome (black and white) technology and products offered by the Company has declined. Peerless’ technology addresses the worldwide market for printers and MFPs. Both of these segments are key target markets for the Company’ monochrome technology. Unit volumes for monochrome printers are projected by International Data Corporation (“IDC”), an independent research company, to grow at lower rates than in years past. Available data indicate that retail prices are declining in these segments. There has been a decline in the number of monochrome development contracts that the Company has with OEMs under which the Company is currently performing services and granting licenses, and this decline is likely to continue along with the decline in demand for the technology and products the Company presently offers. Competitors have merged into larger business units with the resulting strength to acquire and impose a competitive advantage in the Company’s market segments. As mentioned above, the Company has been developing a high performance color solution that places the Company in a market that is growing at an increasing rate according to IDC. Although the Company has yet to sell its high performance solution under a services contract or in an SDK format, it does expect to sign its first development contract in the current quarter ending January 31, 2003, and is expecting to start a new development effort for OEMS (“design win”) in each quarter of the next fiscal year. The Company also expects to begin the direct sale of high performance color controllers into the distribution channels during the next fiscal year.

While the Company experienced positive results in the third quarter of fiscal year 2003, and expects to continue to experience positive results in the fourth quarter, it anticipates a sequential decrease in revenues in the first quarter of fiscal year 2004 due to the timing of licensing revenues, and does not expect to be profitable until the fourth quarter of fiscal year 2004 when the Company expects new design wins and the start of new channel sales and licensing revenues. The Company continues to meet sales resistance for its monochrome solutions from its customers. In the past, these OEMs have reduced the absolute number of new products being developed and in some instances, the OEMs have preferred to perform in-house development projects for the products that they are developing and/or planning to launch. Although there have been fewer opportunities for the Company to sell its monochrome turnkey services and SDKs, the Company continues to support its current OEM controller customers in the digital printing devices business with its existing technology and has sized the organization to provide the necessary support and maintenance. During the current fiscal year, the Company has invested in research and development and has developed and integrated new product technologies that the Company will offer to its OEM customers in this and future quarters.

The Company has addressed the deterioration in demand for its legacy products by developing new technology (including Sierra), by sizing its organization to manage the current business requirements of imaging for digital document products and by adapting its pricing model to changing market conditions.

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

Liquidity and Capital Resources

The Company’s principal source of liquidity is its cash and cash equivalents and investments, which, as of October 31, 2002, were $16.4 million in the aggregate.

Compared to January 31, 2002, total assets at October 31, 2002 decreased 3% to $24.1 million and stockholders’ equity decreased 2% to $15.7 million, primarily the result of the loss from operations. The Company’s cash and investment portfolio at October 31, 2002 was $16.4 million, up from $14.7 million as of January 31, 2002, and the ratio of current assets to current liabilities was 2.8:1, which is slightly higher than the 2.6:1 as of January 31, 2002. The Company’s operations provided $2.0 million in cash during the nine months ended October 31, 2002, compared to $2.9 million in cash used by operations during the nine months ended October 31, 2001, primarily due to the loss incurred in the prior year period.

During the nine months ended October 31, 2002, $0.08 million in cash was used by the Company’s investing activities. It is the Company’s policy to invest the majority of its unused cash in low risk government and commercial debt securities. The Company has not historically purchased, nor does it expect to purchase in the future, derivative instruments or enter into hedging transactions. During the first nine months of fiscal year 2003, the Company invested $0.2 million in property, equipment and leasehold improvements, compared to $0.9 million invested during the first nine months of fiscal year 2002.

During the first nine months of fiscal year 2003, cash and investments increased $1.7 million, compared to a decrease of $3.5 million in the comparable nine-month period ended October 31, 2001.

Although the Company expects to end the current fiscal year with approximately $15 million in cash and investments, if the Company does not generate anticipated cash flow from particular licenses, or if expenditures are greater than expected, the Company most likely will reduce discretionary spending, which would require the Company to delay, scale back or eliminate some or all of its development efforts, any of which could have a material adverse effect on the Company’s business, results of operations and prospects. Further, if the Company experiences negative cash flows greater than anticipated, and is unable to increase revenues or cut costs so that revenues generated from operating activities are sufficient to meet the Company’s obligations, the Company will be required to obtain additional capital from other sources. Such sources might include issuance of debt or equity securities, bank financing or other means that might be available to the Company to increase its working capital. Under such circumstances, there is substantial doubt as to whether the Company would be able to obtain additional capital on commercially reasonable terms or at all. The inability to obtain such resources on commercially acceptable terms would have a material adverse effect on the Company, its operations, liquidity and financial condition, its prospects and the scope of strategic alternatives and initiatives available to the Company. The Company does not have a credit facility.

Results of Operations

Comparison of Three and Nine Months Ended October 31, 2002 and 2001

The Company’s net income in the third quarter of fiscal year 2003 was $0.2 million, or $0.01 per share, compared with a net loss of $(2.7) million, or $(0.18) per share, in the third quarter of fiscal year 2002. For the nine-month period ending October 31, 2002, net loss was $(0.4) million, or $(0.03) per share, compared to a net loss of $(8.5) million, or $(0.57) per share for the same period in fiscal year 2002.

Consolidated revenues for the three and nine months ended October 31, 2002 were $7.8 million and $23.5 million, respectively, compared to $7.7 million and $21.7 million for the comparable periods a year ago. The increase in the three-month period was due primarily to an increase in other revenues, primarily ASIC sales, offset by lower product licensing revenues. The increase in the nine-month period was due primarily to higher product licensing revenues, partially offset by lower engineering services and maintenance fees earned.

Total cost of revenues was $2.8 million and $9.3 million for the three and nine months ended October 31, 2002, respectively, compared to $3.1 million and $10.7 million for the comparable periods ended October 31, 2001. The decrease in the three-month period was due primarily to higher costs for projects nearing completion in the prior year, offset by increased product licensing and ASIC costs in the current fiscal year’s period. The decrease in the nine-month period was primarily due to higher project costs in the prior year, partially offset by an increase in product licensing costs in the current year. Product licensing costs were $1.9 million and $6.6 million for the three and nine months ended October 31, 2002, respectively, compared to $1.6 million and $5.2 million for the comparable periods ended October 31, 2001. The increase in the three-month period was primarily attributable to increased levels of third party technology content. The increase in the nine-month period was due primarily to a higher level of licensing revenues and increased levels of third party technology content.

The Company’s gross margins were $5.0 million and $14.1 million for the three and nine months ended October 31, 2002, respectively, compared to $4.6 million and $11.0 million for the comparable periods ended October 31, 2001. The improvement in gross margin in the three-month period was largely the result of the engineering services project that was completed early and under previously estimated costs, which drove down the cost of goods sold for the engineering services. The improvement in gross margin in the nine-month period was attributable primarily to increased costs for projects that were nearing completion last year.

Total operating expenses for the three and nine months ended October 31, 2002 decreased to $4.6 million and $14.6 million, respectively, compared with $6.8 million and $20.9 million, respectively, for the comparable periods ended October 31, 2001.

•
Research and development expenses in the three months ended October 31, 2002 decreased 36.9% to $2.3 million from $3.6 million in the comparable period ended October 31, 2001. For the nine months ended October 31, 2002, research and development costs decreased 29.8% to $7.2 million from $10.3 million in the comparable period ended October 31, 2001. These decreases are primarily due to the divestiture of Netreon, as well as decreased levels of outside development costs associated with Company’s high-performance color products and a reduction in contract labor use. The Company continues to invest in the future by funding research and development on technical solutions and continuing investments for imaging development programs.

•
Sales and marketing expenses in the three months ended October 31, 2002 decreased 26.0% to $1.1 million from $1.5 million in the comparable period ended October 31, 2001. For the nine months ended October 31, 2002, sales and marketing costs decreased 24.4% to $3.3 million from $4.4 million in the comparable period ended October 31, 2001. These decreases are primarily due to the divestiture of Netreon. The Company remains focused on the penetration of new OEM customers, attendance at industry trade shows, and other opportunities to promote the Company’s imaging and network solutions.

•
General and administrative expenses in the three months ended October 31, 2002 decreased 26.0% to $1.2 million from $1.6 million in the comparable period ended October 31, 2001. For the nine months ended October 31, 2002, general and administrative costs decreased 34.0% to $4.1 million from $6.2 million in the comparable period ended October 31, 2001. The decreases are primarily the result of decreased staffing costs and lower consulting and advisory fees. Included in general and administrative expenses for the nine months ended October 31, 2002 was a non-recurring write-off of approximately $0.7 million for the reduction in office space located at the Company’s headquarters. In spite of the write-off for the office space reduction, the Company expects a long-term financial benefit to accrue from the change in its office lease through lower operating costs for rent and amortization of leasehold improvements. The write-off was partially offset by a recouping of approximately $0.6 million in legal expenses associated with litigation.

Interest income was $0.09 million and $0.3 million in the three and nine months ended October 31, 2002, respectively, compared to $0.2 million and $0.6 million in the three and nine months ended October 31, 2001, respectively. The decreases were due to a decline in the levels of investments and lower interest rates.

The provision for income taxes for the third quarter of fiscal year 2003 was $0.3 million, compared to a provision for income taxes of $0.7 million in the third quarter of fiscal year 2002. The tax provisions were the result of foreign income taxes paid. For the nine months ended October 31, 2002, the provision for income taxes was $0.2 million, compared to a provision for income taxes of $1.6 million in the nine months ended October 31, 2001. The tax provision in the current year is primarily the result of foreign income taxes paid, offset by a tax benefit resulting from a change in the tax code that allowed the Company to carry back losses to obtain a tax refund of $0.5 million. The Company has provided a valuation allowance on its net deferred tax assets because of the uncertainty with respect to the Company’s ability to generate future taxable income to realize the deferred tax assets.

Item 3—Quantitative and Qualitative Disclosures About Market Risk.

As of October 31, 2002, the Company does not hold any positions in equity securities of other publicly traded companies.

The Company’s exposure to interest rate risk relates primarily to our non-equity investment portfolio. The primary objectives of the Company’s investment activities are to preserve the principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company from time to time maintains its portfolio of cash equivalents, fixed rate debt instruments of the U.S. Government and high-quality corporate issuers and short-term investments in money market funds. As discussed in Note 3 of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q, as of October 31, 2002, the Company held approximately $3.4 million in total debt securities. Although the Company is subject to interest rate risks in these investments, the Company believes an effective increase or decrease of 10% in interest rate percentages would not have a material adverse effect on its results from operations. Consequently, our interest rate risk is minimal.

The Company has not entered into any derivative financial instruments. Currently all of the Company’s contracts, including those involving foreign entities, are denominated in U.S. dollars and as a result, the Company has experienced no foreign exchange gains and losses to date. The Company has not engaged in foreign currency hedging activities to date and has no intention of doing so.

Item 4—Controls and Procedures.

The Company maintains “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-14(c), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has carried out an evaluation, within the 90 days prior to the date of filing of this report, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company, is made known to the Chief Executive Officer and Chief Financial Officer by others within the Company during the period in which this report was being prepared.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date the Company completed its evaluation.

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

Although Peerless was profitable in the first and third fiscal quarters of fiscal year 2003, and expects to be profitable in the fourth quarter of fiscal year 2003, it incurred operating losses in the second fiscal quarter of fiscal year 2003 and does not expect to be profitable in fiscal year 2004 until its fiscal fourth quarter. While Peerless believes that it could reach sustained profitability by the end of the fourth quarter of fiscal year 2004, there is no assurance that the Company will be profitable at such time or at any time in the future.

Future losses will deplete the Company’s capital resources, and projected decreases in expenses are not expected to offset the decline in revenues. The factors noted below have had and will continue to have a material adverse effect on the Company’s future revenues and/or results of operations.

Peerless may be unable to develop additional new and enhanced products that achieve market acceptance.

Peerless currently derives substantially all of its revenues from licensing and sale of the Company’s imaging software and products and the sublicensing of third party technologies. Peerless expects that revenue from imaging products will continue to account for a substantial portion of revenues during fiscal year 2003 and beyond. The Company’s future success also depends in part on the Company’s ability to address the rapidly changing needs of potential customers in the marketplace, to introduce high-quality, cost-effective products, product enhancements and services on a timely basis, and to keep pace with technological developments and emerging industry standards. The Company’s failure to achieve its business plan to develop and to successfully introduce new products and product enhancements in the Company’s prime markets is likely to materially and adversely affect the Company’s business and financial results.

If we are unable to introduce our new Sierra technology on a timely basis, our future revenue and operating results may be harmed.

The Company’s future operating results will depend to a significant extent on our ability to introduce our new Sierra technology on a timely basis. We have spent a significant amount of time and capital developing our new Sierra technology. The Company believes it may be able to begin selling Sierra as early as the first quarter of fiscal year 2004 with licensing revenues expected around the fourth quarter of fiscal year 2004. Any delays in the launch or availability of Sierra could harm our financial results.

If the marketplace does not accept our new Sierra technology, our future revenue and operating results may be harmed.

Sierra may not be accepted by the marketplace for many reasons including, among others, incompatibility with existing or forthcoming systems, lack of perceived need by customers, uncertainty whether the benefits exceed the cost, the availability of alternatives and unwillingness to use new or unproven products. If the marketplace does not accept our Sierra architecture or if the marketplace takes additional time to accept our Sierra technology than we are expecting, our future revenues and operating results may be harmed.

The Company is currently in discussions with Adobe Systems Incorporated and Canon Inc. to remedy a contract dispute, which, if not remedied, could result in the loss of the Adobe agreement with the Company and harm to the Company’s business.

Peerless is in negotiations with Adobe Systems Incorporated and Canon Inc. regarding the sublicense agreement between Peerless and Canon. The sublicense did not include several terms required to be included in all OEM sublicenses by Peerless’ license with Adobe. Although Adobe has indicated to Peerless that it has no current intention to pursue claims for alleged breach of the Adobe license agreement, Adobe has not agreed to waive the requirement that the missing terms be included in the Canon sublicense. Adobe had notified Peerless that it expects Peerless to resolve the issues by November 20, 2002. As yet, Peerless has been unable to amend the Canon sublicense in a manner acceptable to both Canon and Adobe. Thus, Adobe may exercise its right to terminate its license agreement with Peerless and take other legal action against Peerless, if it so chooses. Although Peerless believes that it will be able to resolve the issues in a manner acceptable to both Adobe and Canon in the long run, there is no assurance that Peerless will be able to do so. Termination of the Adobe agreement would have a material adverse effect on Peerless’ future operating results. Approximately 60% of Peerless’ revenue for fiscal year ended January 31, 2002 and approximately 54% of Peerless’ revenue for the nine months ended October 31, 2002 are derived from its licensing arrangement with Adobe Systems Incorporated. See “Peerless relies on relationships with Adobe Systems Incorporated, Novell, Inc. and Wind River Systems, Inc. and any change in those relationships will harm the Company’s business.”

The future demand for the Company’s current products is uncertain.

Peerless’ current technology and products have been in the marketplace for an average of 24 months as of October 31, 2002. This represents an 11% decrease from the average of 27 months that the Company’s products had been in the marketplace as of October 31, 2001. The growth in the average age of current technology and products in the marketplace reflects the decline in demand for the Company’s technology and products. Although Peerless continues to license the Company’s current technology and products to certain OEMs, there can be no assurance that the OEMs will continue to need or utilize the current technology and products the Company offers.

Peerless relies on relationships with certain customers and any change in those relationships will harm the Company’s business.

During the third quarter of fiscal year 2003, three customers, Oki Data Corporation, Novell Inc., and Konica Corporation, each generated greater than 10% of the Company’s revenues and collectively contributed 53% of revenues. Block license revenues for the same time period totaled $4.2 million, or 54% of revenues. During the third quarter of fiscal year 2002, three customers, Oki Data Corporation, Konica Corporation, and Ricoh Company, each generated greater than 10% of the revenues, and collectively contributed 57% of revenues. Block license revenues during the third quarter of fiscal year 2002 were $5.2 million, or 67% of revenues.

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

Increased international political instability, disruption in air transportation and further enhanced security measures as a result of the September 2001 terrorist attacks, the conflict in Afghanistan, political turmoil in Southwest Asia and the hostilities in the Middle East, may hinder the Company’s ability to do business and may increase its costs. The increased instability may, for example, negatively impact the reliability and cost of transportation, negatively impact the desire of the Company’s employees and customers to travel, adversely affect the ability to obtain adequate insurance at reasonable rates, or require the Company to take extra security precautions for operations. In addition, to the extent that air and other transportation is delayed or disrupted, the operations of Peerless’ OEMs and suppliers may be disrupted, and if such political instability or hostilities continue or increase, the business results for the Company could be harmed.

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

The Company’s net trade accounts receivable declined to $3.6 million as of October 31, 2002, down from $5.2 million as of January 31, 2002, reflecting significant collections from several major customers and a lower level of sales. Although Peerless believes that the Company’s reserves for accounts receivable are adequate for the remainder of fiscal year 2003, there can be no assurance this is the case. If the Company’s reserves for accounts receivable are inadequate, it could have a material adverse effect on the Company’s results of operations.

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

The Company has licensing agreements with Adobe Systems Incorporated, Novell Inc., and Wind River Systems, Inc. to bundle and sublicense their licensed products with the Company’s licensed software. These relationships accounted for $3.8 million in revenues and an associated $1.9 million in cost of revenues during the third quarter of fiscal year 2003. Should the agreement with either vendor be terminated or canceled, there is no assurance that the Company could replace that source of revenue within a short period of time, if at all. Such an event would have a material adverse effect on the Company’s operating results.

Peerless may be unable to respond quickly to changes in demand.

Most of the Company’s costs and expenses are related to costs of engineering services and maintenance, product development, other personnel costs, marketing programs and facilities. The level of spending for such costs and expenses is based, in significant part, on the Company’s expectations of future revenues and anticipated OEM commitments and, thus, cannot be adjusted quickly. As in fiscal year 2002, if such commitments do not materialize or are terminated or if revenues are below expectations, costs and expenses will continue to be incurred and the Company’s quarterly and annual operating results will be materially and adversely affected.

Peerless is dependent on key personnel and on employee retention and recruiting for the Company’s future success.

Peerless is largely dependent upon the skills and efforts of the Company’s senior management and other officers and key employees. The Company’s future success will continue to depend in large part upon the Company’s ability to retain and attract highly skilled managerial, engineering, sales, marketing and operations personnel, many of whom are in great demand. Competition for such personnel is intense. The loss of key personnel or the inability to hire or retain qualified personnel has had and could continue to have a materially adverse effect on the Company’s operating results.

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

The Company’s common stock has experienced price volatility. In the 60-day period ending December 10, 2002, the closing price of our stock ranged from $0.95 per share to $1.37 per share, and, since the beginning of fiscal year 2002, our stock has closed as low as $0.53 per share. Such price volatility may occur in the future. Factors that could affect the trading price of the Company’s common stock include:

•	macroeconomic conditions;

•	actual or anticipated fluctuations in quarterly results of operations;

•	announcements of new products or significant technological innovations by the Company or the Company’s competitors;

•	developments or disputes with respect to proprietary rights;

•	losses of major OEM customers;

•	general trends in the industry; and

•	overall market conditions and other factors.

In addition, the stock market historically has experienced extreme price and volume fluctuations, which have particularly affected the market price of securities of many related high technology companies and which at times have been unrelated or disproportionate to the operating performance of such companies.

Peerless could be subject to securities litigation, which is expensive and results in a diversion of resources.

Securities class action litigation has become increasingly common in recent years. Technology companies are frequently the subjects of such litigation. Securities class action litigation is particularly common following periods of market volatility and significant fluctuations in companies’ stock prices. In fiscal year 2001, Peerless and two of the Company’s former officers were named in two separate shareholder class action lawsuits that were dismissed on November 12, 2002. While the Company is not currently involved in any securities litigation, the Company has been involved in such action in the past and could be the subject to further actions in the future. Litigation is often expensive and diverts management’s attention and resources. Any further class-action securities litigation brought against the Company could materially and adversely affect our business and financial conditions and our results of operations.

Future sales of the Company’s common stock may affect the market price of the Company’s common stock.

As of December 10, 2002, Peerless had 15,301,144 shares of common stock outstanding, which does not include 3,148,243 shares subject to options outstanding as of such date under stock option plans that are exercisable at prices ranging from $0.39 to $22.375 per share. Management cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale will have on the market price of common stock prevailing from time to time. Certain holders of the Company’s common stock have registration rights with respect to their shares. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options), or the perception that such sales could occur, may materially and adversely affect prevailing market prices for our common stock.

The Company’s common stock may be removed from listing on the Nasdaq National Market and thus the liquidity of our common stock may be reduced.

Nasdaq Marketplace Rule 4450(a)(5) requires companies listed on the Nasdaq National Market to maintain a minimum bid price of $1.00 over a 30 trading day period. On February 23, 2001, Peerless received a notice from Nasdaq indicating that Peerless had failed to maintain a minimum bid price of $1.00 over a 30 trading day period as required by Marketplace Rule 4450(a)(5) and that Peerless had until May 24, 2001 to regain compliance. On May 21, 2001, Peerless received notice from Nasdaq that Peerless had regained compliance. If Peerless is unable to maintain compliance with these rules, the Company’s common stock may become subject to being removed from listing on the Nasdaq National Market. Trading in the Company’s common stock after a delisting, if any, would likely be conducted in the over-the-counter markets in the so-called “pink sheets” or the National Association of Securities Dealers’ Electronic Bulletin Board and could also be subject to additional restrictions. As a consequence of a delisting, the Company’s stockholders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company’s common stock. In addition, a delisting would make the Company’s common stock substantially less attractive as collateral for margin and purpose loans, for investment by financial institutions under their internal policies or state legal investment laws or as consideration in future capital raising transactions. Although the Company’s common stock price has closed at less than $1.00 on eight days during the past 60 days, as of December 10, 2002, the Company’s common stock was trading at $1.15.

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

The Company’s cash and short-term investment portfolio was $13.9 million at October 31, 2002 and the current ratio of assets to current liabilities was 2.8:1. For the nine-month period ended October 31, 2002, Peerless’ operations provided $2.0 million in cash.

The Company’s principal source of liquidity is the Company’s cash and cash equivalents and investments, which, as October 31, 2002 were approximately $16.4 million in the aggregate. If Peerless does not generate anticipated cash flow from licensing, or if expenditures are greater than expected, Peerless most likely will reduce discretionary spending, which could require a delay, scaling back or elimination of some or all of the Company’s development efforts, any of which could have a material adverse effect on the Company’s business, results of operations and prospects. Furthermore, if Peerless experiences negative cash flows greater than anticipated, and Peerless is unable to increase revenues or cut costs so that revenues generated from operating activities are sufficient to meet the Company’s obligations, Peerless will be required to obtain additional capital from other sources. Such sources might include issuances of debt or equity securities, bank financing or other means that might be available to increase the Company’s working capital. Under such circumstances, there is substantial doubt as to whether Peerless would be able to obtain additional capital on commercially reasonable terms or at all. The inability to obtain such resources on commercially acceptable terms could have a material adverse effect on the Company’s operations, liquidity and financial condition, the Company’s prospects and the scope of strategic alternatives and initiatives available to the Company. Peerless does not have a credit facility.

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

On November 12, 2002, in the United States District Court for the Southern District of California, the Court entered a stipulation of voluntary dismissal and an order dismissing the shareholder class action suit in its entirety. The dismissal is without prejudice to the rights of individuals to pursue separate claims. Plaintiffs submitted the voluntary dismissal of the action against the Company and its former officers. No consideration was provided by the Company or its former officers, and each side is to bear its own costs.

Item 2—Changes in Securities and Use of Proceeds.

None

Item 3—Defaults Upon Senior Securities.

None

Item 4—Submission of Matters to a Vote of Security Holders.

None

Item 5—Other Information.

None

Item 6—Exhibits and Reports on Form 8-K.

(a)  Exhibits:

10.58    Amendment No. 4 to Licensed System Addendum No. 4 dated February 1, 2002 by and between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated September 1, 2002.

10.59    Amendment No. 3 to Postscript Software Development Agreement by and between Adobe Systems Incorporated and the Company dated October 25, 2002.

99.1    Certifications pursuant to Section 906.

(b)  Reports on Form 8-K:

The Company filed a Form 8-K on September 18, 2002 containing the Company’s press release announcing its earnings for the fiscal quarter ended July 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

PEERLESS SYSTEMS CORPORATION

Date: December 16, 2002	By:	/s/ HOWARD J. NELLOR
Howard J. Nellor President and Chief Executive Officer (Principal Executive Officer)

Date: December 16, 2002	By:	/s/ WILLIAM R. NEIL
William R. Neil Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Howard J. Nellor, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Peerless Systems Corporation (the “Report”);

2.    Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a materialfact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3.    Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report;

4.    The registrant’s other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002	By:	/s/ HOWARD J. NELLOR
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

3.    Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report;

4.    The registrant’s other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002	By:	/s/ WILLIAM R. NEIL
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