Form 10-K
period 2003-01-31
PEERLESS SYSTEMS CORP
filed 2003-05-01
CIK 897893

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended January 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                 to

Commission File Number: 000-21287

PEERLESS SYSTEMS CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-3732595
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2381 Rosecrans Avenue, El Segundo, CA	90245
(Address of Principal Executive Offices)	(Zip Code)

(310) 536-0908

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 Par Value Per Share

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☐  No  ☒

The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market on April 24, 2003 was approximately $23,227,760.

The number of shares of Common Stock outstanding as of April 24, 2003 was 15,485,173.

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the Peerless Systems Corporation Proxy Statement relating to the annual meeting of stockholders to be held on or around June 19, 2003 (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements prompted by, qualified by, or made in connection with such words as “may,” “will be,” “continue,” “anticipates,” “estimates,” “expects,” “continuing,” “plans,” “exploring,” “intends,” and “believes” and words of similar substance signal forward-looking statements. Likewise, the use of such words in connection with or related to any discussion of or reference to the Company’s future business operations, opportunities or financial performance sets apart forward-looking statements.

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

These forward-looking statements are just projections and estimations based upon the information available to the Company at this time. Thus they involve known and unknown risks and uncertainties such that actual results could differ materially from those projected in the forward-looking statements made in this Annual Report on Form 10-K. Risks and uncertainties include, but are not limited to: a) changes in the marketplaces in which the Company offers its products; b) the failure of Peerless’ business to produce the projected financial results; c) the failure of Peerless to maintain its margins due to changes in its business model in reaction to competitive pressures; d) the delay in or the non-acceptance by the market of new product and technology offerings—including Sierra; e) the inability of the Company to retain and attract the technical talent to compete effectively in the marketplace for imaging; f) the failure of Peerless’ markets to achieve anticipated growth rates; g) unfavorable economic conditions resulting in decreased demand for original equipment manufacturers’ (“OEMs”) products using Peerless’ technology, making it difficult for the Company to obtain new licensing agreements; h) OEMs’ determinations not to proceed with development of products using Peerless’ technology due to, among other things, changes in the demand for anticipated OEM products, age of Peerless’ technology, concerns about Peerless’ financial position and Peerless’ competitors offering alternative solutions; i) Peerless’ competitors coming to market with new products or alternative solutions that are superior or available at a lower cost or earlier than anticipated or believed to be possible; j) the markets in imaging and networking may not grow to anticipated levels; k) the costs associated with the development and marketing of products for imaging and networking may be higher than currently forecasted; l) changes in demand for the Company’s products and services based on market conditions and the competitiveness of Peerless’ products from both technological and pricing perspectives; m) the Company’s inability to maintain or further improve operating efficiencies or to further streamline operations; n) the impact on the Company’s financials of any future need to expand the organization to meet customer or market demands; o) continuing unfavorable world-wide economic conditions exacerbated by the terrorist attacks and Operation Iraqi Freedom; p) expected incremental costs of operations arising out of the change in the law, including the Sarbanes-Oxley Act of 2002, regarding corporate governance, financial disclosure, auditor independence, corporate fraud and the accounting profession in general; and q) other factors affecting Peerless’ business and the forward-looking statements set forth herein. Those risks and uncertainties include those set forth in pages 27 through 37 of this Annual Report on Form 10-K.

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

PEERLESS SYSTEMS CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JANUARY 31, 2003

TRADEMARKS

Memory Reduction Technology® (MRT), PeerlessPowered®, WinExpress®, PeerlessPrint®, redipS®, AccelePrint®, SyntheSys®, QuickPrint® and PerfecTone® are registered trademarks of Peerless Systems Corporation. Peerless™, MagicPrint™, VersaPage™ and Everest™ are trademarks of Peerless Systems Corporation and are the subjects of applications pending for registration with the United States Patent and Trademark Office. PeerlessPage™, ImageWorks™ and WebWorks™ are trademarks of Peerless Systems Corporation. Peerless Systems, P logo, and Peerless logo are trademarks and service marks of Peerless Systems Corporation registered in Japan. Peerless is a trademark of Peerless Systems Corporation that is the subject of applications for registration pending in Australia, China, the European Community, France, Hong Kong, Italy, Korea, Spain, Taiwan and the United Kingdom. RedipS is a trademark of Peerless Systems Corporation registered in Canada and in the European Community. PeerlessPrint is a trademark of Peerless Systems Corporation that is the subject of an application for registration pending in Japan and the European Community. PeerlessPrint (in Katakana) is a trademark of Peerless Systems Corporation that is the subject of an application for registration pending in Japan.

PART I

Item 1.    Business

Peerless Systems Corporation (“Peerless” or the “Company”) licenses software-based imaging and networking technology for controllers in embedded, attached and standalone digital document products and integrates proprietary software into the printers, copiers, and multifunction products of original equipment manufacturers (“OEMs”).

The Company is developing controller products and applications for sale to OEM sales and distribution channels. Digital document products include monochrome (black and white) and color printers, copiers, fax machines and scanners, as well as multifunction products (“MFPs”) that perform a combination of these imaging functions. In order to process digital text and graphics, digital document products rely on a core set of imaging software and supporting electronics, collectively known as a digital imaging system. Network interfaces supply the core technologies to digital document products that enable them to communicate over local and wide area networks and the Internet. The Peerless family of products and engineering services provide fully integrated advanced and proprietary imaging and networking technologies that enable the Company’s OEM customers and third party developers for OEM’s to develop stand-alone and networked digital printers, copiers, and MFPs quickly and cost effectively. The Company markets its solutions directly to OEM customers including Canon, Konica, Kyocera, Ricoh, Oki Data, Seiko Epson, Minolta, and Panasonic Communications Company, Ltd. The Company is currently exploring alternative methods for distributing its technology into new markets, including packaged configurations suitable for direct sale to distribution channels and regional sales organizations.

The Company’s traditional embedded development focus has historically been to offer high performing systems at a lower cost compared to competitive offerings. Peerless controllers achieve their performance objectives by interpreting printer description languages such as Adobe PostScript, PeerlessPrint 5C or PeerlessPrint 5E, and PeerlessPrint 6 while simultaneously executing raster image processing commands on Peerless’ proprietary co-processor. Lower component costs result from reducing the amount of random access memory (“RAM”) required to process raster images through the use of Peerless’ proprietary application specific integrated circuit (“ASIC”) compression technology. Integrating network components further reduces the cost of Peerless’ solutions and software typically supplied by third party technology vendors in separately mounted network interface cards. Peerless software has a modular architecture allowing for fast replacement of the key components required to support new printer and copier engine interfaces. This architecture helps OEMs meet the fast time to market requirements in today’s hardcopy imaging business. These three core areas of higher performance, lower cost, and faster time to market describe the competitive advantages of Peerless technologies in the printer controller markets.

In addition to its core monochrome technologies, Peerless has recently developed and commercialized a high performance color imaging and printing technology and new open architecture named “Sierra.” Peerless believes that Sierra products address key growth areas in the imaging market including: increased demand for color imaging, the emergence of MFPs, and continued demand for faster low cost monochrome printing solutions. The Sierra line of products can produce high resolution color quality imaging on an architecture that can color print at speeds of 20 pages per minute up to 100 pages per minute (or more) and reach monochrome printing speeds of up to 150 pages per minute. Peerless believes that its new Sierra technology will contribute an increasing percentage of the Company’s overall revenue in the future.

In June 1999, Peerless acquired Auco, Inc., which became a wholly-owned subsidiary of the Company and was re-named Netreon, Inc. (“Netreon”). On January 29, 2002, Peerless divested itself of Netreon while retaining the networking technology obtained from the acquisition. The Company continued to hold a minority interest in the newly independent storage management software company arising from the divestiture through the fiscal year. All interest in Netreon was sold for $1 million on February 2, 2003, just after the close of fiscal year 2003.

In December 1999, the Company acquired HDE, Inc. (“HDE”), a developer of digital imaging and Internet printing products. After the acquisition, HDE’s name was changed to Peerless Systems Imaging Products, Inc.

(“PSIP”) and PSIP became a wholly-owned subsidiary of Peerless. This acquisition expanded Peerless’ presence in the digital imaging and Internet printing solutions markets, and added new customers to the Company’s portfolio. In conjunction with PSIP’s strategic relationship with Adobe Systems Incorporated, Peerless now ranks among the leading embedded Adobe PostScript suppliers to the imaging market. PSIP has engaged in the development of Internet printing solutions, such as enabling users to print without the need to load drivers on their computing device.

Peerless was incorporated in California in 1982 and reincorporated in Delaware in September 1996. Peerless makes its periodic and current reports available, free of charge, on its website (www.peerless.com) as soon as reasonably practicable after such filing is electronically filed with, or furnished to the Securities and Exchange Commission.

Digital Document Products—Industry Background

Today’s office and home/office environment is increasingly dependent on a variety of electronic imaging products such as printers, copiers, fax machines, scanners, and MFP devices. Historically, most electronic imaging products in the office environment have been stand-alone, monochrome machines, which were dedicated to a single print, copy, fax or scan function. However, with the proliferation of personal computers, desktop publishing software, network computing, and high resolution color graphics, documents increasingly are being created, stored and transmitted digitally, thereby creating the need for digital document reproduction.

Digital documents have become increasingly complex and may include digital text, line art or photographic images. In order to process these documents, digital document products rely upon a core set of imaging software and supporting electronics collectively known as a digital imaging controller. A digital imaging controller may be integrated with a digital document product in a variety of configurations:

•	embedded, where it resides completely inside the imaging device,

•	attached, where it resides outside the imaging device but is physically attached to it, and

•	stand-alone, where it resides completely outside the imaging device.

To date, the majority of embedded imaging systems have been developed and produced internally by digital document product manufacturers such as Hewlett-Packard, Xerox, and Canon, whereas attached and stand-alone imaging controllers have, for the most part, been developed by third party suppliers.

Based primarily on data and projections provided by International Data Corporation (“IDC”), the Company estimates that the total worldwide digital document hardware market will be approximately $59 billion in 2003 and is estimated to grow more than 5% per year for the next three years. The Company estimates that the total core color and monochrome printer and MFP market, which includes some of the fastest growing segments, for its controller and licensing products is approximately $32 billion for 2003 and will grow about 10% per year during the next 3 years. According to IDC, the number of worldwide monochrome MFP devices producing greater than 14 pages per minute (ppm) will grow at more than 20% per year from 2003 to 2006. IDC also estimates that the number of worldwide color printers producing greater than 10 ppm will grow by more than 10% per year from 2003 to 2006. In addition, IDC estimates, the number of worldwide color MFP devices producing greater than 10 ppm, a segment which the Company is targeting with its new products, will grow by more than 40% per year from 2003 to 2006 and the market for this segment will grow by more than 20% per year to approximately $7 billion by 2006. Peerless has focused its strategies, resources, and products in the high-growth segments of the marketplace.

Developments in the Digital Document Products Market

Rapid changes in technology and end-user requirements have created challenges for digital document product manufacturers, particularly in the area of digital imaging systems. These changes include the increased demand for higher performance products at lower prices, the demand for color imaging, the emergence of MFPs, the increased role of networking, and the emergence of Internet printing standards.

Demand for Higher Performance at Lower Prices.    Like other high technology markets, the digital document products market is under constant pressure to offer higher performance products and higher quality solutions at prices that are equivalent to or lower than previous levels. Digital imaging companies are employing a variety of software and hardware technologies in order to process increasingly greater volumes of data in a cost effective way. As end users demand higher levels of print performance and quality, digital imaging systems must increase in sophistication without becoming prohibitively expensive.

Demand for Color Imaging.    Market research indicates that the desire for cost effective color printing in the office is increasing and end users are demanding color printing at monochrome speeds and prices. Digital document product manufacturers are addressing the performance issue with more sophisticated imaging devices that are capable of printing multiple colors concurrently (so called “tandem” print engines), which in turn require more sophisticated digital imaging systems to supply them with print data.

Emergence of Multifunction Products.    The advent of MFPs has eroded the boundaries between the previously distinct printer, copier, fax and scanner market sectors. MFPs range from small home products to large high-speed office devices. MFP’s offer several functions, (i.e., copying, printing, emailing, and faxing) in one product. Most of the dominant vendors in the printer, copier and fax markets have now introduced MFPs, which has required each vendor to broaden its imaging expertise. At the same time, the need for concurrent processing of multiple digital document product functions has created the need for real-time, multitasking operating system support.

Increased Role of Networking.    Within the office environment, digital document products are increasingly being deployed in a networked configuration. Because multiple local area network protocols and network operating systems are deployed in the corporate network environment, networked digital document products must support a broad array of networking technologies in order to maximize accessibility by various user groups. The network environment is also changing rapidly and becoming increasingly complex, with a growing requirement for remote network management that extends across local area networks, wide area networks, the enterprise information technology (“IT”) environment and the Internet. A key indicator of the growing network management requirements is the increase in the deployment of directory based management systems that consolidate information about all network resources and users in a centrally managed directory such as Microsoft Active Directory or Novell’s eDirectory.

In addition, because the majority of office digital document products are networked, the image processing intelligence may be partitioned and located anywhere within the network: at the site of document or image origination, at a server, or, as is typically the case today, inside the digital document product itself. In some instances, such as when printing to a remote location, it can be advantageous to perform image pre-processing and compression at the document origination site prior to transmission over usage-sensitive or congested facilities. In other instances, such as when printing from a graphics workstation, it can be advantageous to perform most of the image processing at the printer in order to offload a host computer that is under a heavy workload. In order to accommodate the emerging needs of the networked office environment, an optimal digital imaging system should employ a modular architecture capable of serving and managing distributed corporate resources.

Growing Need for Device and Document Management.    Shared imaging devices on a network require greater levels of administrative control than stand-alone devices. Users and administrators should be able to discover printing services on a network, and a well designed imaging device should be able to “advertise” its capabilities. Systems that are capable of processing a high volume of print jobs originating from a variety of clients are expected to report back considerable detail about those jobs for accounting purposes and to alert remote users about error conditions that require human intervention. Such systems are often capable of holding documents for printing at a later time or routing documents to other parts of the network for additional processing. Document security is also a paramount concern in the corporate market and manufacturers are researching improved ways to protect document security.

Emergence of Internet Printing Standards.    The requirements of a global economy and a mobile work force that travels frequently to worldwide business locations increase the need for printing both across the Internet and within remote Intranets. The Printer Working Group (“PWG”), an international standards body comprised of the leaders in the enterprise printing industry, has developed a communications protocol for the transmission and management of print jobs over TCP/IP connected networks. The Internet Printing Protocol (“IPP”) standard has been adopted by many leading printer OEMs and is available in increasing numbers of commercially available products. A further major application of the IPP standard is IPP-Fax, which is envisioned as a real-time Internet fax-like service for document image sending and receiving. Peerless has been a leader in the development of the emerging IPP-Fax standard. The PWG is also expected to consider how to leverage IPP across wireless network interfaces. These wireless communications options can enable more devices to use Internet printing services.

Change in Market Patterns of OEM Demand.    There has been a general decline in the rates of growth for the monochrome work group printer and copier market segments in which Peerless is primarily engaged. While the markets for these products have continued to grow in absolute numbers, the rates of growth have declined. With the decline in the rates of growth, the OEMs that produce products in these markets have reacted by engaging in internal controller development and consolidating through mergers and acquisitions. In addition, the OEMs are now introducing new product platforms at a slower rate than they had in the past.

Technology

In response to the challenges and demands upon digital document manufacturers, the Company continues to develop proprietary technologies for the digital imaging and digital document marketplace that are designed to provide meaningful improvements in performance, cost and time-to-market for Peerless’ OEM customers. The Company’s traditional proprietary object-based imaging system reduces the size of digital document imaging files with virtually no loss of visual quality. This proprietary technology enables the Company’s OEM customers to reduce memory cost and increase print quality and speed, while eliminating or reducing the need for incremental compression technology. When optimized, this component of the digital imaging system can provide significant cost savings and performance differentiation to digital document product manufacturers. The Company incorporates complementary technologies, or makes its technologies compatible with third party technologies, in order to provide its customers with a more comprehensive imaging solution.

Over the past year, Peerless has developed new high performance color printing and MFP. These new technologies may enable the Company to provide products and offerings in previously unreachable markets within the office market space.

Object-Based Image Processing.    Peerless has developed a proprietary approach to object-based image processing. Peerless’ object-based image processing technology recognizes basic imaging elements in the document, differentiating between text, line art, and photographs much as the human eye does. Peerless’ approach is distinguished from that of many other imaging systems which utilize a different method for processing documents selected for printing. Other systems convert a file that represents a document page into a bitmap (a graphic containing color information for the image) and then process all page elements as a collection of pixels (one of the colored dots that makes up the graphic). Because bitmaps generate large files, the image processing task can become time-consuming and requires subsequent document pages to be stored in memory while previous pages are being processed. To accommodate memory limitations, file compression techniques are often utilized. These compression techniques frequently result in a loss of clarity and detail in the printed document, and require significant processing power.

In order to solve the problems of lost clarity and lost detail, Peerless’ software creates a compact command stream known as a display list that assembles all the printable objects on the page in an intermediate representation of the document to be printed. This display list is a more concise means of representing the imaging information of the document, enabling complex imaging data to be processed more quickly and with less memory, typically without resorting to compression techniques that degrade the image. For high performance applications, the display list can be processed in real time with assistance from a Peerless-designed graphics co-processor embedded in the digital document product (printer, fax machine, copier, or MFP). Because Peerless’ technology enables the page image to be rendered and delivered to the print engine in real time, concurrent with the transmission of the document print file from the host computer, memory requirements can be reduced and performance can be enhanced. Furthermore, the image quality or resolution can be modified to accommodate limitations in the digital document product’s memory, or image quality and resolution can be progressively enhanced by installation of additional memory. The Company’s object-based image processing technology provides more significant benefits as the image processing workload increases, which occurs with increased resolution or a transition from monochrome to color printing.

Systems Architecture.    The Company has extended its core systems architecture, which was branded “ImageWorks™”, to include new feature functions, and more notably, Sierra, the Company’s new high performance color imaging architecture. Internally labeled “Sierra,” this new architecture takes advantage of hardware and software design methodologies that have allowed the Company to establish a modular approach to its architecture and support such functions as job management, networking, color and scanning. This modular approach has enabled the Company to have standardized interfaces for its family of products and further allows for its imaging solutions to be ported to a variety of platforms, printer languages and applications. For example, the standardized PeerlessPage interface provides the ability to support multiple printer languages. The PeerlessPage object-based imaging modules are both platform and device-independent, and are able to accommodate a variety of print engines and controller architectures. This architecture is capable of supporting very high resolution monochrome and color digital documents and products.

The Company has also developed a set of application programming interfaces (“APIs”) that enable the support of features and functions such as spooling, stored macros, stored forms, electronic collation, and stapling. Additionally, the Company has developed system architectures and technologies to support driverless printing for the mobile and hospitality printing marketplace.

Technology Partners.    The Company has established relationships that permit it to offer its customers complementary technologies developed by various technology partners, including Adobe and Novell. Adobe has been a development partner with Peerless since 1992 and the relationship has grown with each new application of Peerless and Adobe technologies. In 1999, Adobe and Peerless entered into a PostScript Software Development License and Sublicense Agreement that expanded the application and integration of the respective technologies. The Company’s relationship with Adobe permits the Company to offer a convenient and optimized Adobe PostScript-enabled solution, as well as directly license PostScript to its OEM customers. Peerless has also invested in the development of PSIP’s VersaPage API technology which is designed to better enable OEMs to integrate Adobe PostScript into their products.

The Company has also established semiconductor agreements with some of the leading developers and manufacturers of reduced instruction set computer (“RISC”) microprocessors including IBM, Motorola, and NEC. These relationships have allowed the Company’s semiconductor partners to offer integrated processor and co-processor solutions, which combine the Company’s basic imaging technology with an industry-standard microprocessor.

Peerless also has a strategic partnership with Novell. The partnership covers networking and device management software licenses for imaging devices across the Novell Directory Services server environment, which includes Novell Embedded Systems Technology Server Software and eDirectory. The Company’s agreement with Novell enables Peerless to directly license embedded directory and network services technology for multiple market segments, allowing Peerless to offer greater functionality for all network devices, extending the Company’s reach from digital output systems to other devices such as set top boxes and cable modems. Peerless also provides custom engineering to OEMs for implementation of Novell Distributed Print Server gateways.

Strategy for Business

The Company’s overall objectives for growth in the imaging business are to develop more diverse distribution channels for its products, to broaden the number of supported imaging devices to include higher margin color copier and printing devices, to reduce the time-to-market of Peerless-based products through the increased use of standardized PC hardware and software tools, and to increase its focus on developing applications that perform job, document, and content management. The Company’s imaging software is portable to a wide range of technology platforms, and the Company can take advantage of that fact to move its product line both up market and down market in relation to its traditional market presence. The Company has devoted research and development resources on its line of applications to support an end-to-end solution for ease of use during the printing process. The Company intends to address this interest to include applications supporting high performance digital monochrome and color MFP products for the office and enterprise markets.

The Company is focused on the following growth strategies:

Aggressive development of new technologies.    The Company has invested substantially in developing new products for the imaging marketplace. Despite re-sizing its business and reducing its operating expenses significantly, Peerless has continued to invest in research and development. The Company’s strategy is to continue to introduce imaging technology innovations designed to increase performance, reduce cost and address a broader range of emerging digital document product requirements, including MFP and color applications. The Company is seeking to further develop its intellectual property in embedded imaging for various equipment applications and technologies, expanding their application into attached and server based applications.

Develop and expand relationships with key industry participants.    The Company has established relationships with leading color and monochrome printer industry companies, such as Canon, Konica, Legend, Kyocera, Seiko Epson, Panasonic Communications Company, Ltd., Minolta, Ricoh and Oki Data (collectively, “OEM Partners”). Peerless seeks to expand its relationships with its OEM Partners by offering a broad range of solutions for additional digital color and monochrome devices produced by its OEM Partners. The Company is also establishing relationships with other digital copier and printer companies.

Leverage technical expertise to expand products and markets.    Peerless has an experienced team of technology experts with backgrounds in image processing, compression, language interpreters, networking, ASIC and hardware engineering, software engineering, color reproduction, real-time operating systems and systems integration. Applying its expertise in these areas allows the Company to continue to expand the technical superiority of its products and gain access to new markets.

Develop and enhance strategic relationships in the digital document market.    The Company intends to develop and enhance its relationships with key participants in the digital document product market. For example, the Company has strategic partnerships with industry leaders such as Adobe, Novell, and IBM.

Expand sales channels.    The Company has recently hired key sales and marketing professionals to focus on channel expansion. The Company expects to leverage its new technologies and industry expertise to provide compelling solutions to distributors, value added resellers, system integrators and OEM sales operations. Peerless is already engaged in preliminary discussions with several large distribution and service organizations.

Expanded geographical presence and market reach.    Peerless has established contractual relationships with co-development firms such as Metatechno and NTL of Japan and WeSoft of Hong Kong. The Company has begun to market and sell its products into the Peoples’ Republic of China and Taiwan.

Products and Solutions

The main source of Peerless’ revenues comes from its licensed software-based imaging and networking systems for the digital document product marketplace. The Company’s technology and engineering services provide advanced imaging solutions that enable the Company’s OEM customers to develop digital printers, copiers and MFPs cost effectively. The Company delivers its products to its OEM customers in multiple ways, including: licensing of the Company’s software development kit (“SDK”) that provides imaging and networking technology for the OEM’s internal product development; turnkey product development whereby the Company provides the technology and the additional engineering services necessary to integrate the appropriate technology into a complete imaging system solution optimized to the OEM’s specific requirements; and a co-development relationship that combines the licensing of Peerless technology with joint Peerless and OEM engineering resources.

Peerless’ technology allows copiers and printers to be shared across work groups, a distributed enterprise and the Internet. The Company’s products support a wide range of digital printing devices for both direct connect and networked configurations, including: desktop color printers; digital black and white copiers; digital black and white laser printers; digital color copiers and language-enabled (i.e., PostScript, PeerlessPrint 5C, or PeerlessPrint 6), as well as raster-based desktop inkjet printers. Peerless’ raster-based solutions (often referred to as “GDI” or “Windows” printing technology) are marketed under the trade name AccelePrint™, and are capable of driving a variety of lower cost monochrome and color devices, including both printers and copiers.

The Company has designed its imaging technology with a modular architecture that addresses a broad spectrum of digital document product solutions tailored to an individual OEM’s requirements. The Company’s technology is being shipped in both embedded and server-based configurations which support monochrome and color printers as well as monochrome copiers.

In addition to existing products, Peerless is developing new controller products and solutions targeted for direct sales to the distribution channels. These markets include OEM distributors and companies that sell OEM engines and peripherals which in some cases are privately branded.

Architecture.    Peerless’ high performance architecture includes a complete object-based imaging system as well as a high performance color and monochrome real-time operating system kernel, print engine driver, object-based image processing model, graphics library, font management, hard disk management, print job management, user control panel interface and a full suite of direct and networked connectivity options.

PeerlessPrint.    The Company offers PeerlessPrint technology, which emulates Hewlett-Packard’s Printer Control Language (“PCL”). Peerless provides OEMs with support for the most widely used and standard page description languages (“PDLs”): Adobe’s PostScript® Software and Hewlett-Packard’s PCL.

PDL printer drivers.    The Company’s print drivers consist of substantially all the software necessary to run the targeted print device, as well as translation software running on the workstation computer. This software translates the document into a format suitable for network transmission and the interpretation at the printer.

ASICs.    The Company’s ASICs provide an integrated chip implementation of key components of its imaging technology. Peerless has licensed its proprietary ASIC designs to semiconductor manufacturers, such as IBM, Motorola and NEC, which gives them the right to manufacture and sell these ASICs directly to digital document product manufacturers. The Company uses a “fabless” model to sell its devices, either directly or through its distributor in Japan.

Job management software.    Peerless job management software enables print job management from different computer platforms through OEM, third party, Web or Peerless developed user interfaces. This software enables remote access to print queues so users or administrators can track and control their print jobs.

Engineering services.    For those OEMs that wish to outsource the development of some or all of the imaging system for a digital document product, the Company offers engineering services. These include controller design and custom engineering for vendor-specific features that complement the Company’s standard imaging technology. The Company has assembled an experienced team of technical personnel with backgrounds in image processing, compression, language interpreters, networking, ASIC and hardware engineering, software engineering, color reproduction, real-time operating systems and systems integration. The resulting systems conform to accepted standards, ranging from networking protocols to language syntaxes and color processing methodologies.

Networking technology.    Peerless supports a broad array of networking protocols allowing its OEM customers to address the majority of end-user networking requirements. To accommodate the need for remote network management of digital document products over LANs and across WANs, including intranets, the Company supplies management information base tables (“MIBs”) that may be utilized by open industry-standard network management applications.

Directory services technology for Microsoft and Novell environments.    Peerless currently offers printer management capabilities through directory services technology that integrates into Microsoft and Novell environments. Peerless’ technology to support Microsoft’s Active Directory and Novell’s eNDPS technologies can be embedded into products to provide directory services support for all new products.

AccelePrint.    AccelePrint is a family of products that deliver raster-based printing (GDI) for inclusion in OEM products. AccelePrint provides a complementary solution to ImageWorks for cost sensitive imaging systems.

Certification services.    To complement the licensing of PostScript that the Company provides through its relationship with Adobe, Peerless provides engineering support to PostScript licensees to certify the OEM’s PostScript implementation. This service includes support for all phases of the certification process and reduces the time to achieve final certification.

MagicPrint.    The Company’s Internet printing technology, marketed under the name “MagicPrint”, has features specifically targeted at the hospitality market. A patent is now pending for MagicPrint, which enables mobile users, such as hotel guests, to print documents and Web pages through a standard browser interface without loading any software or making any configuration changes to their portable computing devices.

The Company is leveraging its technology to provide a wide range of scaleable solutions to current industry challenges.

Multifunction Solution.    The Company’s MFP imaging solutions target high-speed copier-based MFP products and lower-cost color inkjet, fax or laser-based workgroup MFP products. The higher-end solutions combine the Company’s network imaging products with MFP-specific extensions to facilitate printing, copying, faxing and scanning in the same digital document product.

Color Solution.    The Company’s color imaging solutions target OEM requirements for a broad range of color imaging devices. The Company’s proprietary object-based imaging system reduces the workload of the central processing unit (“CPU”) and reduces resource requirements for printing color pages, while simultaneously accelerating the speed of document imaging and increasing print quality.

Monochrome Solution.    The Company’s monochrome solutions target both monochrome printers and digital copiers and are currently deployed in copiers and printers in the office environment at speeds ranging from a few pages per minute to over one hundred pages per minute.

High Performance Color Multifunction Solution.    The Company’s MFP imaging solutions target high-speed copier-based MFP products and lower-cost color inkjet, fax or laser-based workgroup MFP products. The higher-end solutions combine the Company’s network imaging products with MFP-specific extensions to facilitate printing, copying, faxing and scanning in the same digital document product. Recent advancements in color copier engine technology have enabled the development of higher speed color printers and MFPs at price points low enough to make them practical for the deployment in the office environment. Based on generally available market research, the Company believes this represents an attractive market opportunity growing at a rate of 40% per year and intends to target the development of solutions that provide color printing and other functionality for these high performance copier engines. The Company is currently undertaking research and development activities designed to extend the performance of its patented core imaging technology in order to address the significantly higher data throughput required by the next generation of office color printers and copiers.

Customers and Markets

Customers

Peerless markets its imaging and networking technology to OEMs that manufacture digital document products for the medium to high performance sector of the office market. In addition, the Company markets its imaging and networking technology to technology partners, which incorporate certain components of the Company’s technology into integrated product offerings that are ultimately marketed to digital document OEMs. The Company currently derives substantially all of its revenues from direct sales to digital document product OEMs.

Two of the Company’s customers, Oki Data and Konica each generated more than 10% of the Company’s total revenues for fiscal year 2003. Revenues from the Company’s top three customers accounted for 55%, 56%, and 45% of the Company’s total revenues for fiscal years 2003, 2002, and 2001, respectively. Although the Company has expanded and diversified its customer base through focused sales efforts and acquisitions, the Company anticipates that its future revenues may be similarly concentrated with a limited number of customers. The Company’s largest customers vary to some extent from year to year as product cycles end, contractual relationships expire and new products and customers emerge. Many of the engineering services and licensing arrangements with the Company’s customers are provided on a project-by-project basis, are terminable with limited or no notice, and in certain instances are not governed by long-term agreements. Because a limited number of customers generate a large percentage of the Company’s revenues, any loss of these customers would have a material adverse impact on the Company’s results of operations. See Risks and Uncertainties for discussion of the Company’s reliance on a limited number of customers.

As discussed previously, there has been a general decline in the rates of growth for the monochrome work group printer and copier market segments in which Peerless is engaged. For those product platforms that do go forward for development and customer introduction, the OEMs, in a number of instances, have not selected the Company’s solutions. This occurred in some cases because the OEMs perceived that the Company’s solutions did not meet their technical requirements. In other cases it occurred by the OEMs developing the technology themselves or by utilizing lower cost offshore software competitors. However, the Company has begun to focus on higher growth segments such as color printing and color MFP markets with the OEMs and with companies in the distribution channels.

Markets

Segments.    The Company sells its products and services to OEMs which produce products for the enterprise and office sector of the digital document product market, which is characterized by digital document products ranging in price from approximately $1,000 to in excess of $40,000 each. These products typically offer high performance differentiated by customized features. In many cases, digital document product manufacturers demand turnkey, customized digital imaging solutions that include imaging software, controller design and network interface card design. As a result of these unique requirements, Peerless typically addresses the office sector of the digital document product market via direct OEM relationships with individual digital document product manufacturers. The Company’s major customers in the office market in the fiscal year 2003 included Canon, Konica, Oki Data, Seiko Epson, Panasonic Communications Company, Ltd., Kyocera, Minolta, and Ricoh.

Geography.    Since the majority of the Company’s OEM customers are comprised primarily of companies headquartered in Japan, revenues from customers outside the United States accounted for 87%, 87%, and 81%, of the Company’s total revenues for fiscal years 2003, 2002, and 2001, respectively. Further, the Company expects that sales to customers located outside the United States may increase in absolute dollars in the future. These customers sell products containing Peerless’ technology primarily in the North American and European marketplaces. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on Asian markets.

All of the Company’s contracts with international customers are, and the Company expects that in the future will be, denominated in U.S. dollars. As a result, the Company is currently not subject to foreign currency transaction and translation gains and losses. However, see “The Company’s International Activities May Expose The Company To Risks Associated With Currency Fluctuations” in the section entitled Risks and Uncertainties.

Sales and Marketing

The Company markets its products to the leading OEMs that sell digital document products to the worldwide market. The Company directs most of its sales efforts through its headquarters in California and its subsidiary in Japan. Sales to European digital document product manufacturers are conducted out of the Company’s California headquarters. The Company intends to extend its sales efforts in the future to include distributors, value added resellers, system integrators, and geographically based OEM sales operations. The Company markets its technology directly to OEMs, as well as through focused trade relations and branding programs. Direct OEM marketing consists of focused public relations activities and the development of sales collateral, mailers, trade show attendance, and sales support. The Company devotes time and resources on increasing Peerless’ presence in media accessed by OEM customers. The Company directs public relations and product branding programs toward building awareness of the Peerless brand name.

Product Development and Engineering Services

The Company’s product development activities are located at two sites, El Segundo, California, and Kent, Washington. These activities primarily consist of new product development, enhancement of existing products, product testing, and technical documentation. The Company’s engineering is focused on two primary areas. They are research and development, which focuses on development and enhancement of the Company’s products and core technologies; and engineering services, which focuses on customized customer design activities.

The Company’s engineers work closely with OEMs that desire a turnkey solution, developing customized interfaces and applications specific to individual OEMs. The Company typically receives a fee for such engineering services. To further support the development of technology and products for the Company’s OEMs, Peerless has established co-development relationships with Metatechno, a Japan based company that provides product development support for some of the Peerless OEMs in Japan, and WeSoft, a Hong Kong based company that currently supports development of customer projects. The Metatechno relationship provides local technical support to Peerless OEMs and has proved valuable in addressing the cultural and language differences. In addition, the Company has established a relationship with NTL of Japan, to focus on the integration of server-based development. WeSoft will play a similar role as Peerless addresses the Southeast Asia market, including the Peoples’ Republic of China.

Intellectual Property and Proprietary Rights

The Company’s success is heavily dependent upon its proprietary technology. To protect its proprietary rights, the Company relies on the combination of patent, copyright, trade secret and trademark laws. The Company also enters into nondisclosure agreements and other contractual provisions and restrictions.

The Company has thirty-one patents and patents pending on a world-wide basis. As of January 31, 2003, the Company had 10 issued U.S. patents, 6 pending U.S. patent applications and various foreign counterpart patents and applications. Additionally, the Company has two pending patent applications in the European Patent Office, three applications pending in Japan and one application pending in each of Hong Kong and Taiwan. The issued patents relate to techniques developed by the Company for generating output for continuous synchronous raster output devices, such as laser printers, compressing data for use with output devices, filtering techniques for use with output devices and communicating with peripheral devices over a network.

There can be no guarantee that the patents held by the Company will not be challenged or invalidated, that patents will be issued for any of the Company’s pending applications, or that any claims allowed from existing or pending patents will be of sufficient scope or strength (or issue in the countries where products incorporating the Company’s technology may be sold) to provide meaningful protection or any commercial advantage to the Company. In any event, effective protection of intellectual property rights may be unavailable or be limited in certain countries. The status of United States patent protection in the software industry continues to evolve as the United States Patent and Trademark Office grants additional patents in this area. Patents have been granted to fundamental technologies in software after the development of an industry around such technologies, and patents that relate to fundamental technologies related to the Company’s business may be issued to third parties.

As part of its confidentiality procedures, the Company enters into nondisclosure agreements with its employees, consultants, OEMs and strategic partners and takes further affirmative steps to limit access to and distribution of its software and other proprietary information. Despite these efforts and in the event such agreements are not timely made, complied with or enforced, the Company may be unable to protect its proprietary rights. In any event, enforcement of the Company’s proprietary rights may be very expensive. The Company’s source code also is protected as a trade secret. However, the Company from time to time licenses its source code to OEMs pursuant to protective agreements, which subjects the Company to the risk of unauthorized use or misappropriation despite the contractual terms restricting disclosure, copying and use. In addition, it may be possible for unauthorized third parties to obtain, copy or use the Company’s proprietary information, or to reverse engineer the Company’s trade secrets.

As the number of patents, copyrights, trademarks and other intellectual property rights in the Company’s industry increases, products using the Company’s technologies increasingly may become the subject of infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future. Any such claims, regardless of merit, will be time consuming, result in costly litigation, cause product shipment delays, or require the Company to enter into unfavorable royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company’s operating results. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company’s proprietary rights or to establish the validity of the Company’s proprietary rights. Litigation to determine the validity of any claims, whether or not such litigation is determined in favor of the Company, will result in significant expense to the Company and divert the efforts of the Company’s technical and management personnel from productive tasks. The Company may lack sufficient resources to initiate a meritorious claim. In the event of an adverse ruling in any litigation regarding intellectual property, the Company may be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing or substituted technology. The failure of the Company to develop or license on acceptable terms a substitute technology, if required, could have a material adverse effect on the Company’s operating results. See “If Peerless fails to adequately protect the Company’s intellectual property or faces a claim of intellectual property infringement by a third party, Peerless could lose the Company’s intellectual property rights or be liable for damages” in the section entitled Risks and Uncertainties of this Annual Report of Form 10-K.

Competition

The market for outsourced imaging systems for digital document products is highly competitive and characterized by continuous pressure to enhance performance, add functionality, reduce costs and accelerate the release of new products. The Company competes on the basis of a refreshed base of core technologies and new

MFP technologies, plus technology expertise, product functionality, development time and price. The Company’s technology and services primarily compete with solutions developed internally by OEMs. Virtually all of the Company’s OEM customers have significant investments in their existing solutions and have the substantial resources necessary to enhance existing products and to develop future products. These OEMs have or may develop competing imaging system technologies and may implement these systems into their products, thereby replacing the Company’s current or proposed technologies, eliminating the need for the Company’s services and products and limiting future opportunities for the Company. In fact, OEMs have increasingly been shifting away from third party solutions in favor of in-house development. Therefore, the Company is required to persuade these OEMs to outsource the development of their imaging systems and to provide products and solutions to these OEMs that favorably compete with their internally developed products. The Company also competes with software and engineering services provided in the digital document product marketplace by other systems suppliers to OEMs. In this regard, the Company competes with, among others, Destiny Technologies Corporation, Electronics for Imaging, and Oak Technologies.

As the industry continues to develop, the Company expects that competition and pricing pressures will increase from OEMs, existing competitors and other companies that may enter the Company’s existing or future markets with similar or substitute solutions that may be less costly or provide better performance or functionality. The Company anticipates increasing competition for its color and multifunction products, particularly as competitors develop and introduce products in this market. Some of the Company’s existing competitors, many of its potential competitors and virtually all of the Company’s OEM customers have substantially greater financial, technical, marketing and sales resources than the Company. In the event that price competition increases, competitive pressures could cause the Company to reduce the amount of royalties received on new licenses and to reduce the cost of its engineering services in order to maintain existing business and generate additional product licensing revenues. This could reduce profit margins and result in losses and a decrease in market share. No assurance can be given as to the ability of the Company to compete favorably with the internal development capabilities of its current and prospective OEM customers or with other third party imaging system suppliers, and the inability to do so would have a material adverse effect on the Company’s operating results.

Employees

As of April 24, 2003 the Company had a total of 101 employees and 14 consultants and/or contractors. None of the Company’s employees is represented by a labor union, and the Company has never experienced any work stoppage. The Company considers its relations with its employees to be good.

Item 2.    Properties

The Company leases its principal facilities in El Segundo, California. The operating lease, as amended, expires in December 2007. The Company also leases office space in Kent, Washington for PSIP and in Japan. The lease on the Kent property expires in May 2005. The lease on the Japan property expires in May 2004. The Company subleased 9,000 square feet of its El Segundo, California facility to a third party but this sublease was terminated in February 2003. The Company believes that its existing leased space is more than adequate for its current operations and that suitable replacement and additional space will be available in the future on commercially reasonable terms. The Company also leases space in Redwood City, CA, which lease expires in May 2004. The Redwood City space is currently excess to the Company’s needs.

Item 3.    Legal Proceedings

On August 28, 2000, a stockholder class-action lawsuit was filed against the Company and two of the Company’s former officers in the United States District Court for the Southern District of California. A second stockholder class-action lawsuit was filed on September 19, 2000 against the Company and the same two former officers of the Company in the same United States District Court. On April 17, 2001, the Company was served with an Amended and Consolidated Complaint. These lawsuits allege a scheme to artificially inflate the

Company’s stock price based on alleged misleading public announcements and seek compensatory damages with interest and attorneys fees and expenses. A hearing on the motion filed by the Company and the two former officers to dismiss the Amended and Consolidated Complaint was held on October 9, 2001. By an order dated January 14, 2002, the Court dismissed the First Amended and Consolidated Complaint without prejudice and granted the plaintiffs sixty days to file a Second Amended and Consolidated Complaint. The plaintiff class filed a Second Amended and Consolidated Complaint on March 15, 2002. On July 16, 2002, the Court granted the plaintiff class’ request to file a Third Amended Complaint that was filed as of the date of the Court’s order.

On November 12, 2002, in the United States District Court for the Southern District of California, the Court entered a stipulation of voluntary dismissal and an order dismissing the shareholder class-action suit in its entirety. The dismissal is without prejudice to the rights of individuals to pursue separate claims. Plaintiffs submitted the voluntary dismissal of the action against the Company and its former officers. No consideration was provided by the Company or its former officers, and each side is to bear its own costs.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of fiscal year 2003.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock has been traded on the Nasdaq National Market under the symbol “PRLS” since its initial public offering on September 26, 1996. The table below sets forth, during the periods indicated, the high and low sales price for the Company’s common stock as reported on the Nasdaq National Market.

	Fiscal Year Ended January 31,
	2003		2002
Quarter	High	Low	High	Low
First	$1.930	$0.860	$1.050	$0.500
Second	$1.950	$1.010	$2.270	$0.900
Third	$1.420	$0.720	$2.110	$0.780
Fourth	$1.630	$0.970	$1.500	$0.870

The closing price of the Company’s common stock on April 24, 2003 was $1.50. As of April 24, 2003, there were approximately 136 holders of record of the Company’s common stock.

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

Item 6.    Selected Financial Data

The statement of operations data for the fiscal years ended January 31, 2003, 2002, and 2001 and the balance sheet data at January 31, 2003 and 2002, are derived from, and should be read in conjunction with, the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The data set forth below (in thousands, except per share data) are qualified in their entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Years Ended January 31,
	2003	2002	2001	2000	1999
Statement of Operations Data:
Net sales	$31,757	$29,767	$27,407	$42,076	$41,077
Income (loss) from operations	240	(9,948)	(17,228)	4,133	4,647
Net income (loss)	124	(10,997)	(17,649)	3,441	2,462
Basic earnings (loss) per share	0.01	(0.73)	(1.19)	0.25	0.19
Diluted earnings (loss) per share	0.01	(0.73)	(1.19)	0.22	0.16

	Years Ended January 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Total assets	$24,107	$24,934	$37,108	$52,565	$49,887
Long-term obligations	1,384	2,181	2,357	3,165	3,703

Selected Quarterly Financial Data (Unaudited):

	Year Ended January 31, 2003				Year Ended January 31, 2002
Quarter	Fourth	Third	Second	First	Fourth	Third	Second	First
Revenues	$8,290	$7,776	$7,092	$8,599	$8,038	$7,686	$7,339	$6,704
Gross margin	5,559	4,973	4,087	5,066	5,501	4,593	3,072	3,378
Gross margin %	67.06%	63.95%	57.63%	58.91%	68.44%	59.76%	41.86%	50.39%
Income (loss) from operations	$748	$339	$(1,039)	$192	$(122)	$(2,203)	$(4,504)	$(3,119)
Net (income) loss	528	180	(1,162)	578	(2,493)	(2,713)	(2,532)	(3,259)
Basic earnings (loss) per share	0.03	0.01	(0.08)	0.04	(0.16)	(0.18)	(0.17)	(0.22)
Diluted earnings (loss) per share	0.03	0.01	(0.08)	0.04	(0.16)	(0.18)	(0.17)	(0.22)

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis contains forward-looking statements that involve risks and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Annual Report on Form 10-K are based on current expectations, estimates, forecasts and projections about the industry in which Peerless operates, management’s beliefs and assumptions made by management. These statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of factors that could impact the Company’s results, please refer to the section below entitled “Risks and Uncertainties.”

The following should be read in conjunction with the audited consolidated financial statements and related notes thereto in this Annual Report on Form 10-K.

Highlights

Consolidated revenues for fiscal year 2003 were $31.8 million, a 6.7% increase over the prior fiscal year. The increase in revenues was primarily attributable to higher product licensing fees, which offset lower levels of engineering services revenues and sales of application specific integrated circuits (ASICs). The lower levels of revenue from engineering services was primarily due to a low level of turnkey design wins because more OEMs performed this work in-house and the weaker sales of ASICS, both of which were primarily due to a decrease in demand for the Company’s monochrome technology. Product licensing revenues for fiscal year 2003 were $24.9 million, including $20.6 million of block licenses, an increase of 15.0% from the previous fiscal year. Sixteen block licensing agreements totaling $19.5 million were signed during fiscal year 2003, of which approximately $13.6 million was recognized as revenue during fiscal year 2003. The remaining $5.9 million will be recognized over the following five quarters, due to extended payment terms. Under the terms of the block licensing agreements entered into in fiscal year 2003, $0.8 million will be carried forward for revenue recognition in fiscal year 2004.

Engineering services and maintenance contract backlog at January 31, 2003 approximated $1.4 million; this compares to $1.9 million as of January 31, 2002, reflecting the reduced level of design wins in fiscal year 2003.

On January 31, 2002, the Company announced the divestiture of its Netreon storage management operations, effective January 29, 2002. Peerless retained the networking technology obtained from the Company’s 1999 acquisition of Netreon for continuing integration into Peerless’ core document imaging products. As a result of the divestiture, the Company experienced a decline in operating expenses of approximately 30% in fiscal year 2003 from levels experienced during fiscal year 2002. Because the effective date of the divestiture so closely approximates the Company’s year end, the 2002 consolidated results of operations include Netreon’s results for the entire year, which is reflected in the comparison of results of operations for fiscal years 2002 and 2001 in management’s discussion and analysis.

Subsequent to the end of fiscal 2003, the Company announced on February 20, 2003, that it had sold its remaining interest in Netreon. Peerless will record a net gain of approximately $950,000, net of expenses associated with this transaction, which will be reflected in the Company’s fiscal year 2004 first quarter results.

During fiscal year 2003, the Company continued to improve on its core imaging operations and technologies; however, the Company has also begun to focus on further developing its new high performance color architecture—Sierra. The Company believes that on a going forward basis revenue generated from the Company’s Sierra technology will continue to increase as a percentage of total revenue.

General

Peerless, together with its subsidiary, PSIP, is a provider of software-based imaging and networking systems to original equipment manufacturers of digital document products. The Peerless imaging solution is based on a combination of software and imaging ASICs, which together form a cost-effective imaging system that addresses virtually all sectors of the printing market, from low-end small office/home office inkjets to high-end laser digital color copiers and printers. The low-cost, high performance printers and MFPs that incorporate the Company’s imaging solutions are increasingly replacing expensive standalone copiers and printers in corporate offices. Additionally, the Company’s embedded directory agent technology enables networked devices to use directory services. These directory services can authenticate users and administer their access rights. They also allow a device to list its configuration parameters in a central directory on the network, and to configure itself automatically without the need for user intervention.

The Company generates revenue from its OEMs through the sale of imaging solutions in either turnkey or software development kit (SDK) form. Historically, OEM demand for turnkey solutions had exceeded demand for SDK solutions. However, in the fiscal year 2000, the Company experienced a shift in demand away from turnkey solutions towards demand for the Company’s SDKs, particularly for its mature monochrome solutions. The Company has attempted to expand its high performance color solutions, by seamlessly incorporating the Company’s networking technologies and related imaging technologies licensed from third parties.

The Company’s product licensing revenues are comprised of both recurring per unit and block licensing revenues and development licensing fees for source code or SDKs. Licensing revenues are derived from per unit fees paid periodically by the Company’s OEM customers upon manufacturing and subsequent commercial shipment of products incorporating the Company’s technology. Licensing revenues are also derived from arrangements in which the Company enables third party technology, such as solutions from Adobe or Novell, to be used with the Company and/or OEM products.

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

Peerless’ technology has addressed the worldwide market for monochrome printers (21-69 PPM) and MFPs (21-110 PPM). This market has been consolidating, and the demand for the monochrome technology and products offered by the Company declined throughout fiscal year 2003. The Company believes that unit volume for these types of printers will grow at lower rates than in years past. Available data indicate that retail prices are declining in these segments. There has been a decline in the number of monochrome contracts that the Company has with OEMs under which the Company is currently performing services and granting licenses, and this decline is likely to continue along with the demand for the monochrome technology and products the Company presently offers. Competitors have merged into larger business units with the resulting strength to acquire and impose a competitive advantage in the Company’s market segments.

Although sales have increased during fiscal years 2002 and 2003, the Company is continuing to meet sales resistance from its customers. In the past, OEMs have reduced the absolute number of new products being developed and in some instances, OEMs have preferred to perform in-house development projects for the products that they are developing and/or planning to launch. Although there have been fewer opportunities for the Company to sell its turnkey services and SDKs, the Company continued to support its current OEM controller customers in the digital printing devices business with its existing technology and has sized the organization to provide the necessary support and maintenance.

The Company has countered these trends by developing a high performance color solution, Sierra, targeted for the workgroup office market where demand for color solutions is increasing, in particular for MFP office solutions. However, as a result of the competitive pressures in the marketplace, the Company is having to creatively structure proposals to attractively price its new offerings. In a limited number of instances, the Company has had to either reduce or eliminate the cost of the engineering services effort to customize the Company’s solution to OEM needs, with the cost of these services to be recovered in the licensing of the solution being offered. The Company believes, however, that revenues from the Sierra technology will increase as a percentage of its overall revenues.

The Company has addressed the deterioration in the demand for its solutions by investing in leading edge technologies, by sizing its organization to manage the current business requirements of imaging for digital document products and has adapted its pricing model to changing market conditions. The Company has also addressed the deterioration in revenues by expanding its offerings in new geographic regions and in distribution channels.

In addition, as a result of the decline in the embedded controller business, the Company is exploring opportunities to enhance the value of the Company, including new market opportunities, mergers, acquisitions and/or the sale of all or a portion of Company’s assets.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

The Company accounts for its software revenues in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-9, Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Over the past two years, the Company entered into block license agreements that represent unit licenses for products that will be licensed over a period of time. In accordance with SOP 97-2, revenue is recognized when the following attributes have been met: 1) an agreement exists between the Company and the OEM selling product utilizing the Company’s intellectual property and/or a third party’s intellectual property for which Peerless is an authorized licensor, 2) delivery and acceptance of the intellectual property has occurred, 3) the fees associated with the sale are fixed and determinable and 4) collection of the fees are probable. Under the Company’s accounting policies fees are fixed and determinable if 90% of the fees are to be collected within a twelve-month period, in accordance with SOP 97-2. If more than 10% of the payments of fees extend beyond a twelve-month period, they are recognized as revenues when they are due for payment, in accordance with SOP 97-2. If the Company had negotiated all of its block license agreements such that agreements would have been recognized in the period in which the agreements had been entered into, revenues for fiscal year ended January 31, 2003 would have increased $6.7 million or 21.1% from that actually recognized and the Company would not have $6.7 million in licensing revenues to be recognized in fiscal years ending January 31, 2004 and 2005.

The Company recognizes revenues for certain of its engineering services projects on a percentage-of-completion basis, in accordance with Accounting Research Bulletin 45, “Long-Term Construction-Type Contracts” and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The estimates to complete the projects are determined by the individual project-engineering manager responsible for the oversight of the individual projects. The estimates are made at end of each accounting period and are subject to unforeseen circumstances that can increase or decrease the hours necessary to complete the efforts. For fiscal year 2003, a 10% increase or decrease in the estimate of total hours to complete projects under contract would have no impact on the Company’s reported engineering services revenues or net income.

As of January 31, 2003, the Company had net operating loss carryforwards available to reduce future federal and state income of approximately $1.5 million and $5.2 million, respectively, which expire through fiscal years 2023 for federal and 2008 for state, respectively. In addition, as of January 31, 2003, the Company had tax credit carryforwards available to reduce future income tax liabilities of approximately $7.8 million, which expire between fiscal years 2004 and 2022. The realization of these assets is based upon management’s estimates of future taxable income. The Company has provided a valuation allowance for all of its net deferred tax assets because of the uncertainty with respect to the Company’s ability to generate future taxable income to realize the deferred tax assets. With a change in management’s assessment of the uncertainty, the valuation allowance will be adjusted accordingly.

The Company grants credit terms in the normal course of business to its customers. The Company continuously monitors collections and payments from its customers and maintains allowances for doubtful accounts for estimated losses resulting from the inability of any customers to make required payments. Estimated losses are based primarily on specifically identified customer collection issues. If the financial condition of any of the Company’s customers, or the economy as a whole, were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The Company provides an accrual for the estimated cost of product warranties on its engineering services efforts. Such accruals are based on estimates, which are based on relevant factors such as estimated total costs of these efforts, historical experience, and warranty period. These accruals are analyzed periodically for adequacy. While the Company engages in extensive quality assurance programs and processes, the warranty obligation is affected by actual costs incurred in correcting problems. Should actual costs differ from the Company’s estimates, adjustments to the estimated warranty liability may be required.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company’s statements of operations to total revenues.

	Percentage of Total Revenues Years Ended January 31,
	2003	2002	2001
Statements of Operations Data:
Revenues:
Product licensing	78%	73%	68%
Engineering services and maintenance	16	21	27
Other	6	6	5

Total revenues	100	100	100
Cost of revenues:
Product licensing	26	21	18
Engineering services and maintenance	9	19	35
Other	3	4	3

Total cost of revenues	38	44	56

Gross margin	62	56	44

Operating expenses:
Research and development	31	46	48
Sales and marketing	14	20	21
General and administrative	16	23	38

Total operating expenses	61	89	107

Income (loss) from operations	1	(33)	(63)
Other income	—	8	—
Loss on divestiture of storage operations	—	(8)	—
Interest income, net	1	2	4

Income (loss) before income taxes	2	(31)	(59)
Provision for income taxes	2	6	6

Net income (loss)	0%	(37)%	(65)%

Comparison of Fiscal Years 2003 and 2002

Net income for the twelve month period ended January 31, 2003 was $0.1 million or $0.01 per basic and diluted share, compared to a net loss of $(11.0) million, or $(0.73) per basic and diluted share, in fiscal year 2002.

Consolidated revenues for fiscal year 2003 were $31.8 million, a 7% increase from fiscal year 2002. The increase was attributable to increased licensing revenues, which were partially offset by lower engineering services and maintenance and ASICs revenues.

Product licensing revenues for fiscal year 2003 were $24.9 million, including $20.6 million of block license revenues, a 15% increase from fiscal year 2002. Block licensing agreements totaling $19.5 million were signed during fiscal year 2003, of which approximately $13.6 million was recognized as revenue during the year, with the remaining $5.9 million to be recognized over the following five quarters. The increase in product licensing revenue is mainly attributable to an increase in sales of third party technology addressing current OEM requirements.

Engineering services and maintenance revenues generated by the Company decreased approximately 18% from fiscal year 2002 to fiscal year 2003. This was primarily the result of a low level of turnkey bookings and an increase in the amount of work performed in-house by OEMs on monochrome products. Revenue generated by ASIC sales decreased approximately 9% from fiscal year 2002 to fiscal year 2003. This reduction was also primarily due to an increase in the amount of work done in-house by the Company’s OEM customers. Contract and maintenance backlog at January 31, 2003 was approximately $1.4 million, as compared with $1.9 million at January 31, 2002.

Cost of revenues for fiscal year 2003 was $12.1 million, a 9% decrease from fiscal year 2002. Product licensing costs increased 31% to $8.3 million, compared with $6.3 million in fiscal year 2002. This increase was primarily due to increased product licensing revenues and higher levels of third party technology content in the products licensed in those revenues resulting from the decreased demand for Peerless’ monochrome technology. Engineering services and maintenance costs represent a 50% decrease from fiscal year 2002, due to lower levels of revenues and improved performance.

Gross margin as a percentage of total revenues increased to 62% in fiscal year 2003 from 56% in fiscal year 2002. The increase was largely due to engineering services and maintenance margins, which improved to 44% in fiscal year 2003 from 7% in fiscal year 2002, due to reduced costs for engineering services.

Operating expenses for fiscal year 2003 were $19.4 million, a 27% decrease from fiscal year 2002.

•	Research and development expenses decreased 28% from fiscal year 2002 to fiscal year 2003. The decrease was primarily due to the divestiture of Netreon. The Company continues to invest in the future by funding research and development on high performance color solutions and imaging development programs.

•	Sales and marketing expenses decreased 24% from fiscal year 2002 to fiscal year 2003. The decrease was also primarily due to the divestiture of Netreon. The Company remains focused on obtaining new OEM customers, attending industry trade shows, and evaluating other opportunities to promote the Company’s core and new imaging and network solutions. The Company has made an investment in marketing staffing to focus on OEM requirements and to develop distribution channel sales opportunities.

•	General and administrative expenses decreased 25% from fiscal year 2002 to fiscal year 2003. The decrease was due in large part to a recovery and reduction of legal expenses, a result of the successful resolution of litigation matters during fiscal year 2003. During fiscal year 2003, the Company wrote off approximately $700,000 associated with the reduction of office space at the Company’s headquarters.

Interest income earned in both fiscal years was attributable to interest and investment income earned on cash and cash equivalents and investment balances. The decrease from fiscal year 2002 in interest income was due to lower interest rates.

The provision for taxes for the fiscal year 2003 was primarily attributable to foreign taxes paid. During fiscal year 2003, the Company received a tax benefit of $0.6 million as a result of a change in the tax code that allowed the Company to carry back losses to obtain a tax refund. The Company has provided a valuation allowance on its net deferred tax assets because of the uncertainty with respect to the Company’s ability to generate future taxable income to realize the deferred tax assets.

Comparison of Fiscal Years 2002 and 2001

The Company narrowed its net loss for the twelve month period ended January 31, 2002 to $(11.0) million or $(0.73) per basic and diluted share, compared to a net loss of $(17.6) million, or $(1.19) per basic and diluted share, in fiscal year 2001.

Consolidated revenues for fiscal year 2002 were $29.8 million, a 9% increase from fiscal year 2001. The increase was attributable to increased licensing and ASICs revenues, which were partially offset by lower engineering services and maintenance revenues.

Product licensing revenues for the year were $21.6 million, including $17.3 million of block license revenues, an increase of 16% from fiscal year 2001. Block licensing agreements totaling $24.4 million were signed during fiscal year 2002, of which approximately $17.3 million was recognized as revenue during the year, with the remaining $7.1 million to be recognized over the following seven quarters.

During the fiscal year, the Company had revenues of $14.6 million in block licenses with Adobe technology bundled with Peerless’ intellectual property, compared with $9.0 million in fiscal year 2001. Prior to fiscal year 2001, OEMs would license Adobe technology directly from Adobe. Adobe would pay Peerless a portion of the revenues that Adobe derived from its products that were licensed for use in Peerless enabled products. Commencing in fiscal year 2001, OEMs licensed and continue to license Adobe technology from Peerless, with Peerless assuming additional responsibilities (i.e., certification, maintenance, collections, etc.). Peerless pays Adobe a portion of the revenues that Peerless derives from Adobe technology.

Engineering services and maintenance fees generated by the Company decreased approximately 18% from fiscal year 2001 to fiscal year 2002. This decrease was primarily the result of lower levels of turnkey bookings, an increase in the amount of work performed in-house by OEMs, and product offerings by the Company that did not match OEMs changing needs. Contract backlog at January 31, 2002 was approximately $1.9 million, as compared with $1.0 million at January 31, 2001.

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

Operating expenses for fiscal year 2002 were $26.5 million, a 10% decrease from fiscal year 2001.

•	Research and development expenses increased 5% from fiscal year 2001 to fiscal year 2002. Research and development expense increased as engineering efforts were directed at Network Attached Storage (“NAS”) and Storage Area Networks (“SAN”) storage, MagicPrint™, and the development of new imaging technologies.

•	Sales and marketing expenses increased 4% from fiscal year 2001 to fiscal year 2002 with activities directed at NAS and SAN storage. The Company continues to focus on the penetration of new OEM customers and other opportunities to promote the Company’s imaging and network solutions.

•	General and administrative expenses decreased 35% from fiscal year 2001 to fiscal year 2002. Insurance policy reimbursements for legal expenses, the reduction of compensation expense associated with management bonuses, and lower consulting and advisory fees were the primary factors for the decrease.

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

The Company’s effective tax rate for fiscal 2002 was 20% compared to 10% in fiscal year 2001.

The provision for taxes for the fiscal year 2002 was primarily attributable to foreign taxes paid. The Company has provided a valuation allowance on its net deferred tax assets because of the uncertainty with respect to the Company’s ability to generate future taxable income to realize the deferred tax assets.

Liquidity and Capital Resources

The Company’s principal source of liquidity is its cash and cash equivalents and investments, which, as of January 31, 2003 were $18.0 million in the aggregate. For the twelve month period ended January 31, 2003, the Company experienced substantial positive cash flow, primarily the result of the timing of collections of accounts receivable.

Compared to January 31, 2002, total assets at January 31, 2003 decreased 3% to $24.1 million and stockholders’ equity increased slightly to $16.0 million. The Company’s cash and short-term investment portfolio was $16.1 million at January 31, 2003, an increase of 39% from January 31, 2002. The increase in the value of the Company’s investment portfolio was primarily due to the positive cash flow generated during fiscal year 2003. The ratio of current assets to current liabilities was 2.9:1 at January 31, 2003 compared to 2.6:1 at January 31, 2002. The Company generated $3.7 million in cash during the twelve month period ended January 31, 2003 from operations as compared to $5.3 million in cash used for operations during the twelve month period ended January 31, 2002. This increase in cash was primarily due to the Company’s income from operations and collections of accounts receivable.

The Company’s investing activities during the fiscal year ended January 31, 2003 resulted in a net use of cash of $0.4 million. It is the Company’s policy to invest the majority of its unused cash in low risk government and commercial debt securities. The Company has not historically purchased derivative instruments or entered into hedging transactions. For the twelve month period ended January 31, 2003, the Company invested approximately $0.2 million in property, equipment and leasehold improvements compared to $0.9 million during the previous twelve month period. This decrease was primarily due to the Company’s continued cost cutting measures in fiscal year 2003 and the higher levels of investments made in new development tools during fiscal year 2002 resulting in efficiency gains realized in fiscal year 2003.

During fiscal year 2003, $0.1 million was provided by the issuance of common stock under the Company’s employee stock purchase plan and the exercise of stock options. During fiscal year 2002, the Company repurchased 150,000 shares of common stock for an aggregate cost of $0.1 million pursuant to a settlement agreement with one of the former owners of PSIP. Those purchases occurred at the former owner’s option, which option expired on October 10, 2001. Net cash provided by financing activities was $0.1 million during both fiscal year 2003 and fiscal year 2002.

During the twelve month period ended January 31, 2003, cash and investments increased by $3.4 million compared to a $6.8 million decrease in the prior fiscal year. The $6.8 million decrease in fiscal year 2002 was primarily due to Netreon storage losses and the increase in fiscal 2003 was primarily due to profitable operations and the lowering of days sales outstanding due to the timing of license collections.

In fiscal year 2003, the Company increased its efforts to collect accounts receivable in a timely manner. As a result of these increased efforts, the Company had a $3.1 million reduction in current net trade receivables. In fiscal year 2002, the Company resolved a disputed claim regarding the licensing of intellectual property and as a result collected a $1.5 million long-term receivable during the fiscal year.

During fiscal year 2002, $9.7 million of cash was consumed by the operations of Netreon and the divestiture of Netreon’s storage operations. The divestiture resulted in cash payments of $1.3 million, which, among other things, included a $0.9 million payment made to a landlord to terminate the Company’s obligations under one of Netreon’s leases. This termination also resulted in the release of $0.6 million of previously restricted cash.

The Company does not have a credit facility and does not expect to secure a line of credit.

If the Company does not generate anticipated cash flow from sales, or if expenditures are greater than expected, the Company most likely will reduce discretionary spending, which would require the Company to delay, scale back or eliminate some or all of its development efforts, any of which could have a material adverse effect on the Company’s business, results of operations and prospects. Further, if the Company experiences negative cash flows, as is anticipated, and is unable to achieve targeted revenues or cut costs so that revenues generated from operating activities are sufficient to meet the Company’s obligations as a result of which the Company exhausts current capital resources, the Company will be required to obtain additional capital from other sources. Such sources might include issuance of debt or equity securities, bank financing or other means that might be available to the Company to increase its working capital. Under such circumstances, there is substantial doubt as to whether the Company would be able to obtain additional capital on commercially reasonable terms or at all. The inability to obtain such resources on commercially acceptable terms would have a material adverse effect on the Company, its operations, liquidity and financial condition, its prospects and the scope of strategic alternatives and initiatives available to the Company.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

As of January 31, 2003, the Company does not hold any positions in equity securities of other publicly traded companies.

The Company’s exposure to interest rate risk relates primarily to the Company’s non-equity investment portfolio. The primary objectives of the Company’s investment activities are to preserve the principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company from time to time maintains a portfolio of cash equivalents, fixed rate debt instruments of the federal government and high-quality corporate issuers and short-term investments in money market funds. As discussed in Note 3 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, as of January 31, 2003, the Company held approximately $3.4 million in debt securities issued by the federal, state and local governments and $0.3 million in corporate debt securities. Although the Company is subject to interest rate risks in these investments, the Company believes an effective increase or decrease of 10% in interest rate percentages would not have a material adverse effect on its results from operations. Consequently, the Company’s interest rate risk is minimal.

The Company has not entered into any derivative financial instruments. Currently all of the Company’s contracts, including those involving foreign entities, are denominated in U.S. dollars and as a result, the Company has experienced no foreign exchange gains and losses to date. The Company has not engaged in foreign currency hedging activities to date, and has no intention of doing so.

Risks and Uncertainties

An investment in the Company’s common stock involves a high degree of risk.

Peerless operates in a dynamic and rapidly changing industry that involves numerous risks and uncertainties. The risks and uncertainties described below are not the only ones the Company faces, and other risks and uncertainties, including those that the Company does not consider material at the time of the filing of this Annual Report on Form 10-K, may impair the Company’s business or operations. If any of the risks discussed below actually occur, the Company’s business, financial condition, operating results or cash flows could be materially adversely affected.

The Company’s near term revenue may drop as a result of the timing of licensing revenues and the reduced demand for its existing monochrome technologies.

The Company has traditionally generated its revenue from the licensing and sale of monochrome solutions to OEMs. While the Company is continuing to provide monochrome solutions to OEM customers and continuing to seek out additional distribution channels and customers for its monochrome solutions, the Company is increasing the focus of its research and development and marketing efforts on its Sierra product line of high speed, color imaging solutions. Until the Company’s Sierra technology becomes accepted in the marketplace—if such technology does become accepted in the marketplace—the Company’s overall revenue may stagnate or even decrease. If the Company’s revenue stagnates or decreases, the value of the Company’s securities may be adversely affected.

The Company’s near term revenue from engineering services may drop as the Company may change its strategies in how it offers its products in the marketplace.

Traditionally, the Company has generated its revenue from engineering services through engineering turnkey solutions for OEMs or licensing the Company’s SDKs to OEMs. In order to gain market acceptance for its new Sierra technology, as well as to make its current technologies more attractive, the Company may enter into contracts with OEMs wherein the Company may agree to provide initial customization and maintenance services without charge in order to obtain increased license revenues in the future. Under these contracts, the Company would normally recover development expenses through recurring license fees. The OEM would normally be asked to guarantee minimum licensing fees. However, the Company may elect to take certain risks with the OEM by not requiring minimums and the Company would have no guarantee or assurance that the OEMs would sell the products that contain the Company’s technology. If the OEMs under these contracts do not sell sufficient numbers of the product containing the Company’s technology, the Company may be unable to make-up for the revenue lost. If the Company is unable to make-up for the lost engineering revenue, the Company’s overall revenue may decrease—which may adversely affect the price of the Company’s securities.

If the Company is unable to introduce the new Sierra technology on a timely basis, the Company’s future revenue and operating results may be harmed.

The Company’s future operating results will depend to a significant extent on its ability to introduce the new Sierra technology on a timely basis. The Company has spent a significant amount of time and capital developing the new Sierra technology. The Company believes it will begin selling Sierra in the second quarter of fiscal year 2004 with licensing revenues expected around the fourth quarter of fiscal year 2004. Any delays in the launch or availability of Sierra could harm the Company’s financial results.

If the marketplace does not accept our new Sierra technology, our future revenue and operating results may be harmed.

Sierra may not be accepted by the marketplace for many reasons including, among others, incompatibility with existing or forthcoming systems, lack of perceived need by customers, uncertainty whether the benefits exceed the cost, the availability of alternatives and unwillingness to use new or unproven products. If the marketplace does not accept the Sierra architecture or if the marketplace takes additional time to accept the Sierra technology than we are expecting, the Company’s future revenues and operating results may be harmed.

Peerless has a history of losses and anticipates continued losses.

Although Peerless was profitable in fiscal year 2003, it incurred an operating loss in the second fiscal quarter of fiscal year 2003, and it does not expect to be profitable in fiscal year 2004 until its fiscal fourth quarter. While Peerless believes that it could reach sustained profitability by the end of the fourth quarter of fiscal year 2004, there is no assurance that the Company will be profitable at such time or at any time in the future.

Future losses will deplete the Company’s capital resources. The factors noted below have had and may continue to have a material adverse effect on the Company’s future revenues and/or results of operations.

The future demand for the Company’s current products is uncertain.

Peerless’ monochrome technology and products have been in the marketplace for an average of 24 months as of January 31, 2003. This represents a 17% decrease from the average of 29 months that the Company’s products had been in the marketplace as of January 31, 2002. The decrease in the average age of current technology and products in the marketplace reflects several very old products that have stopped shipping which has offset the decline in demand for the Company’s monochrome technology and products. Although Peerless continues to license the Company’s current technology and products to certain OEMs, there can be no assurance that the OEMs will continue to need or utilize the current technology and products the Company offers.

Peerless relies on relationships with certain customers and any change in those relationships will harm the Company’s business.

During fiscal year 2003, two customers, Oki Data Corporation and Konica Corporation, each generated greater than 10% of the Company’s revenues and collectively contributed 46.9% of revenues. Block license revenues for the same time period totaled $20.6 million, or 65% of revenues. During fiscal year 2002, three customers, Konica Corporation, Oki Data Corporation, and Ricoh Company, each generated greater than 10% of the revenues, and collectively contributed 55.7% of revenues. Block license revenues during the same period were $17.3 million, or 58.1% of revenues.

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

Peerless relies on relationships with Adobe Systems Incorporated and Novell Inc., and any change in those relationships will harm the Company’s business.

The Company has licensing agreements with Adobe Systems Incorporated and Novell Inc. to bundle and sublicense their licensed products with the Company’s licensed software. These relationships accounted for $17.0 million in revenues and an associated $8.1 million in cost of revenues during fiscal year 2003. Should the agreement with any of these vendors be terminated or canceled, there is no assurance that the Company could replace that source of revenue within a short period of time, if at all. Such an event would have a material adverse effect on the Company’s operating results.

The Company is currently in discussions with Adobe Systems Incorporated and Canon Inc. to remedy a contract dispute, which, if not remedied, could result in the loss of the Adobe agreement and harm to the Company’s business.

Peerless is in negotiations with Adobe Systems Incorporated and Canon Inc. regarding the sublicense agreement between Peerless and Canon. The sublicense did not include several terms required to be included in all OEM sublicenses by Peerless’ license with Adobe. Although Adobe has indicated to Peerless that it has no current intention to pursue claims for alleged breach of the Adobe Peerless PostScript Sublicensing Agreement, Adobe has not agreed to waive the requirement that the missing terms be included in the Canon sublicense. Adobe had notified Peerless that it expected Peerless to resolve the issues by November 20, 2002. As yet, Peerless has been unable to amend the Canon sublicense in a manner acceptable to both Canon and Adobe. Thus, Adobe may exercise its right to terminate its license agreement with Peerless and take other legal action against Peerless, if it so chooses. Although Peerless believes that it will be able to resolve the issues in manner acceptable to both Adobe and Canon in the long run, there is no assurance that Peerless will be able to do so. Termination of the Adobe agreement would have a material adverse effect on Peerless’ future operating results. Approximately 49% of Peerless’ revenue for fiscal year ended January 31, 2003 and approximately 60% of Peerless’ revenue for the fiscal year ended January 31, 2002 were derived from its licensing arrangement with Adobe Systems Incorporated. See “Peerless relies on relationships with Adobe Systems Incorporated and Novell Inc., and any change in those relationships will harm the Company’s business.”

The Company’s common stock can be removed from listing on the Nasdaq National Market if minimum bid price is not maintained and thus the liquidity of the common stock may be reduced.

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

Peerless currently derives substantially all of its revenues from licensing and selling the Company’s monochrome imaging software and products and the sublicensing of third party technologies. Peerless expects that revenue from imaging products will continue to account for a substantial portion of revenues during fiscal year 2004 and beyond. The Company’s future success also depends in part on the Company’s ability to address the rapidly changing needs of potential customers in the marketplace, to introduce high-quality, cost-effective products, product enhancements and services on a timely basis, and to keep pace with technological developments and emerging industry standards. The Company’s failure to achieve its business plan to develop and to successfully introduce new products, including Sierra, and product enhancements in the Company’s prime markets is likely to materially and adversely affect the Company’s business and financial results.

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

The Company’s net trade accounts receivable declined to $2.0 million as of January 31, 2003, down from $5.2 million as of January 31, 2002, reflecting significant collections from several major customers. Although Peerless believes that the Company’s reserves for accounts receivable are adequate for the remainder of fiscal year 2004, there can be no assurance this is the case. If the Company’s reserves for accounts receivable are inadequate, it could have a material adverse effect on the Company’s results of operations.

The Company’s existing capital resources may not be sufficient and if Peerless is unable to raise additional capital, the Company’s business may suffer.

The Company’s cash and short-term investment portfolio was $16.1 million at January 31, 2003 and the current ratio of assets to current liabilities was 2.9:1. For the fiscal year ended January 31, 2003, Peerless’ operations provided $3.7 million in cash.

The Company’s principal source of liquidity is the Company’s cash and cash equivalents and investments, which, as January 31, 2003 were approximately $18.0 million in the aggregate. If Peerless does not generate anticipated cash flow from licensing and services, or if expenditures are greater than expected, Peerless most likely will reduce discretionary spending, which could require a delay, scaling back or elimination of some or all of the Company’s development efforts, any of which could have a material adverse effect on the Company’s business, results of operations and prospects. Furthermore, if Peerless experiences negative cash flows greater than anticipated, and Peerless is unable to increase revenues or cut costs so that revenues generated from operating activities are sufficient to meet the Company’s obligations, Peerless will be required to obtain additional capital from other sources. Such sources might include issuances of debt or equity securities, bank financing or other means that might be available to increase the Company’s working capital. Under such circumstances, there is substantial doubt as to whether Peerless would be able to obtain additional capital on commercially reasonable terms or at all. The inability to obtain such resources on commercially acceptable terms could have a material adverse effect on the Company’s operations, liquidity and financial condition, the Company’s prospects and the scope of strategic alternatives and initiatives available to the Company. Peerless does not have a credit facility.

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

The Company holds ten patents issued in the United States, one of which is issued in France, Germany, Great Britain, Japan and Hong Kong, and a second of which is also issued in France, Germany and Great Britain. The issued patents relate to techniques developed by the Company for generating output for continuous synchronous raster output devices, such as laser printers, compressing data for use with output devices, filtering techniques for use with output devices and communicating with peripheral devices over a network.

The Company also has six patent applications pending in the United States, two applications pending in the European Patent Office, three applications pending in Japan, one application pending in Hong Kong, and one application pending in the Taiwan.

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

Securities class-action litigation has become increasingly common in recent years. Technology companies are frequently the subjects of such litigation. Securities class-action litigation is particularly common following periods of market volatility and significant fluctuations in companies’ stock prices. In fiscal year 2001, Peerless and two of the Company’s former officers were named in two separate shareholder class-action lawsuits that were dismissed on November 12, 2002. While the Company is not currently involved in any securities litigation, the Company has been involved in such action in the past and could be the subject to further actions in the future. Litigation is often expensive and diverts management’s attention and resources. Any further class-action securities litigation brought against the Company could materially and adversely affect the Company’s business and financial conditions and the Company’s results of operations.

Future sales of the Company’s common stock may affect the market price of the Company’s common stock.

As of April 24, 2003, Peerless had 15,485,173 shares of common stock outstanding, which does not include 3,269,665 shares subject to options outstanding as of such date under stock option plans that are exercisable at prices ranging from $0.39 to $22.375 per share. Management cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale will have on the market price of common stock prevailing from time to time. Certain holders of the Company’s common stock have registration rights with respect to their shares. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options), or the perception that such sales could occur, may materially and adversely affect prevailing market prices for common stock.

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

During the past several years, and continuing into fiscal year 2004, the Pacific Rim economies have been financially depressed. As a result, companies in the imaging industry have reported negative financial impacts attributable to a decrease in demand from Pacific Rim customers. The Company’s Pacific Rim customers are comprised primarily of companies headquartered in Japan. These Japanese OEMs sell products containing the Company’s technology primarily in the North American, European, and Asian marketplaces. These revenues have declined and there can be no assurance that revenues from Japanese OEMs will not continue to decline in future quarters.

The Company’s stock price may experience extreme price and volume fluctuations.

The Company’s common stock has experienced price volatility. In the 60-day period ending April 24, 2003, the closing price of the stock ranged from $1.37 per share to $2.10 per share, and, since the beginning of fiscal year 2003, the stock has closed as low as $0.90 per share. Such price volatility may occur in the future. Factors that could affect the trading price of the Company’s common stock include:

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

Most of the Company’s costs and expenses are related to costs of engineering services and maintenance, product development, other personnel costs, marketing programs and facilities. The level of spending for such costs and expenses is based, in significant part, on the Company’s expectations of future revenues and anticipated OEM commitments and thus cannot be adjusted quickly. As in fiscal year 2003, if such commitments do not materialize or are terminated or if revenues are below expectations, costs and expenses will continue to be incurred and the Company’s quarterly and annual operating results will be materially and adversely affected.

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

Increased international political instability, disruption in air transportation and further enhanced security measures as a result of Operation Iraqi Freedom, the September 2001 terrorist attacks, issues in North Korea, political turmoil in Southwest Asia and continued hostilities in the Middle East, may hinder the Company’s ability to do business and may increase its costs. The increased instability may, for example, negatively impact the reliability and cost of transportation, negatively impact the desire of the Company’s employees and customers to travel, adversely affect the ability to obtain adequate insurance at reasonable rates, or require the Company to take extra security precautions for operations. In addition, to the extent that air and other transportation is delayed or disrupted, the operations of Peerless’ OEMs and suppliers may be disrupted, and if such political instability or hostilities continue or increase, the business results for the Company could be harmed.

The Company’s revenue from engineering services is subject to significant fluctuations.

Peerless has experienced a significant reduction in the financial performance of its engineering services that has been caused by many factors, including:

•	product development delays (see “Peerless must adapt to technology trends and evolving industry standards or the Company will not be competitive” above);

•	potential non-recurring engineering reduction for product customizations (see “The Company’s near term revenue from engineering services may drop as the Company may change its strategies in how it offers its products in the marketplace”);

•	third party delays; and

•	loss of new engineering services contracts.

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

Peerless may be unable to implement its business plan effectively.

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

Item 8.    Consolidated Financial Statements and Supplementary Data

See Index to Financial Statements on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers

See the information set forth in the sections entitled “Proposal No. 1—Election of Directors,” “Executive Compensation and Other Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year 2003, which is incorporated herein by reference.

Item 11.    Executive Compensation

See the information set forth in the section entitled “Executive Compensation and Other Matters” in the Company’s Proxy Statement, which is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

See the information set forth in the section entitled “Securities Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement, which is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

See the information set forth in the sections entitled “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement, which is incorporated herein by reference.

Item 14.    Disclosure Controls and Procedures

(a)    Evaluation of disclosure controls and procedures

Peerless’ chief executive officer and chief financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a – 14 (c)) as of a date within 90 days prior to the filing of this Annual Report on Form 10-K, have concluded that the Company’s disclosure controls and procedures are adequate and effective for the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and that this information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)    Changes in internal control

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of the chief executive officer’s and the chief financial officer’s evaluation described above.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a)  Documents filed as a part of this Annual Report on Form 10-K:

(1)    Financial Statements:

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

    (b)  Reports on Form 8-K:

1.  The Company filed a Form 8-K on December 4, 2002 containing the Company’s press release announcing its earnings for the fiscal quarter ended October 31, 2002.

2.  The Company filed a Form 8-K on November 29, 2002 announcing that the court had entered a stipulation of voluntary dismissal and an order dismissing a shareholder class-action suit against the Company and two of its former officers.

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

10.1(10)(2)	1996 Equity Incentive Plan, as amended and form of stock option agreements thereunder.

10.2(11)(2)	1996 Employee Stock Purchase Plan, as amended.

Exhibit Number

10.3(1)(3)	Reference Post Appendix No. 2 to the Adobe Third Party License dated February 11, 1993.

10.4(1)	Amendment No. 1 to the Adobe Third Party License dated November 29, 1993.

10.5(1)(3)	PCL Development and License Agreement (the “PCL License”) dated June 14, 1993, between the Registrant and Adobe.

10.6(1)(3)	Amendment No. 1 to the PCL License dated October 31, 1993.

10.7(1)(3)	Letter Modification to the PCL License dated August 5, 1994.

10.8(1)(3)	Addendum No. 1 to the PCL License dated March 31, 1995.

10.9(1)(3)	Letter Modification to the PCL License dated August 30, 1995.

10.10(1)	Lease Agreement between the Company and Continental Development Corporation dated February 6, 1992, and Addendum, dated February 6, 1992.

10.11(1)	First Amendment to Office Lease dated December 1, 1995, between the Company and Continental Development Corporation.

10.12(5)	Second Amendment to Office Lease dated April 8, 1997, between the Company and Continental Development Corporation.

10.13(5)	Third Amendment to Office Lease dated December 16, 1997, between the Company and Continental Development Corporation.

10.14(6)	Fourth Amendment to Office Lease dated April 22, 1998, between the Company and Continental Development Corporation.

10.15(7)	Agreement and Plan of reorganization and Merger by and among Peerless Systems Corporation, Auco Merger and Auco, Inc. dated as of April 6, 1999.

10.16(8)	Marubun Supplier/Distribution Agreement dated December 14, 1999.

10.17(8)	Lease PSN McKelvy Family Trust (386 Main Street) Standard Industrial/Commercial Single-Tenant dated March 14, 1997.

10.18(8)	Lease PSIP Kent Centennial Limited Partnership dated January 31, 1996.

10.19(2)(12)	Form of Indemnification Agreement, effective as of March 12, 2001.

10.20(13)	Settlement Agreement and Mutual Release dated April 11, 2001 between Peerless Systems Corporation and Gordon L. Hanson.

10.21(9)	Settlement Agreement and Mutual Release, effective as of April 27, 2001, by and among the State of Wisconsin Investment Board, Peerless Systems Corporation and Edward A. Gavaldon.

10.22(14)

Series A Preferred Stock Purchase Agreement dated January 29, 2002 by and among Netreon, Inc., a Delaware corporation, Netreon, Inc., a California corporation and each of the several purchasers named therein.

10.23(14)	Series A Preferred Stock Contribution Agreement dated January 29, 2002 by and between Netreon, Inc., a Delaware corporation and Peerless Systems Corporation.

10.24(3)(15)	Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and the Company effective as of July 23, 1999.

10.25(3)(15)	Custom Sales Agreement between the Company and International Business Machines effective as of April 23, 2001.

10.26(3)(15)	Master Technology License Agreement dated January 16, 2000 between Konica Corporation and Peerless Systems Corporation.

10.27(3)(15)	License Software Addendum #1 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 16, 2000.

Exhibit Number

10.28(3)(15)	License Software Addendum #2 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 19, 2000.

10.29(3)(15)	License Software Addendum #3 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of July 21, 2000.

10.30(3)(15)	License Software Addendum #4 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of March 1, 2001.

10.31(3)(15)	License Software Addendum #5 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of July 1, 2001.

10.32(3)(15)	License Software Addendum #7 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 1, 2002.

10.33(3)(15)	License Software Addendum #8 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 1, 2002.

10.34(3)(15)	License Software Addendum #9 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 1, 2002.

10.35(15)	Master Technology License Agreement dated April 1, 1997 between Kyocera Corporation and Peerless Systems Corporation.

10.36(3)(15)	Licensed Software Addendum #1 to Master Technology License Agreement by and between Kyocera Corporation and the Company effective as of December 28, 1999.

10.37(3)(15)	Amendment #3 to Licensed Software Addendum #1 to Master Technology License Agreement by and between Kyocera Corporation and the Company effective as of September 28, 2001.

10.38(3)(15)	Licensed Software Addendum #3 to Master Technology License Agreement by and between Kyocera Mita Corporation and the Company effective as of May 1, 2002.

10.39(3)(15)	Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc.

10.40(3)(15)	Licensed System Addendum No. 1 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc.

10.41(3)(15)	Licensed System Addendum No. 2 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc.

10.42(3)(15)	Licensed System Addendum No. 3 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc. effective as of August 25, 2000.

10.43(3)(15)	Attachment #1 to Licensed System Addendum #3 by and between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated March 1, 2001.

10.44(3)(15)	Attachment #2 to Licensed System Addendum #3 by and between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated July 1, 2001.

10.45(3)(15)	Licensed System Addendum No. 4 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc. effective as of February 1, 2002.

10.46(15)	Master Technology License Agreement dated April 1, 2000 between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc.

10.47(3)(15)	Licensed System Addendum #1 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. dated April 1, 2000.

10.48(3)(15)	Licensed System Addendum #2 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc.

Exhibit Number

10.49(3)(15)	Licensed System Addendum #3 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc.

10.50(3)(15)	Attachment #1 to Licensed System Addendum #3 by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. dated May 1, 2001.

10.51(3)(15)	Attachment #2 to Licensed System Addendum #3 by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. dated July 23, 2001.

10.52(3)(15)	Licensed System Addendum #4 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. effective as of October 19, 2001.

10.53(3)(15)	Licensed System Addendum #5 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. effective as of December 1, 2001.

10.54(3)(15)	Licensed System Addendum #6 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. effective as of April 30, 2002.

10.55(3)(15)	Nest Office SDK Development and Reseller Agreement Statement of Work 8 to BDA No. N-A-1 between and Novell, Inc. and Peerless Systems Networking effective as of August 17, 1999.

10.56(3)(15)	Amendment No. 1 to Nest Office SDK Development and Reseller Agreement Statement of Work 8 to BDA No. N-A-1 between and Novell, Inc. and Peerless Systems Networking effective as of August 17, 1999.

10.57(15)	Business Development Agreement by and between Novell and Auco, Inc effective as of September 6, 1996.

10.58(16)	Amendment No. 4 to Licensed System Addendum No. 4 dated February 1, 2002 by and between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated September 1, 2002.(15)

10.59(16)	Amendment No. 3 to Postscript Software Development Agreement by and between Adobe Systems Incorporated and the Company dated October 25, 2002.

10.60(3)	Amendment No. 1 to Licensed System Agreement No. 7 dated November 1, 2001 by and between Konica Corporation and Peerless Systems Corporation dated January 1, 2003.

10.61(3)	Licensed System Agreement Addendum No. 10 to Master Technology License Agreement dated January 16, 2000 by and between Konica Corporation and Peerless Systems Corporation dated January 17, 2003.

10.62(3)

Licensed System Addendum #8 to Master Technology License Agreement dated April 1, 2000 by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. effective as of January 6, 2003.

21	Registrant’s Wholly-Owned Subsidiaries

23.1	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney. Reference is made to the signature page to this Annual Report on Form 10-K.

99.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed in the Company’s Registration Statement on Form S-1 (File No. 333-09357), as amended and incorporated herein by reference.

(2)	Management contract or compensatory plan or arrangement.

(3)	Subject to a Confidential Treatment Order.

(4)	Previously filed in the Company’s Current Report on Form 8-K, filed October 13, 1999, and incorporated herein by reference.

(5)	Previously filed in the Company’s 1998 Annual Report filed on Form 10-K, filed April 24, 1998, and incorporated herein by reference.

(6)	Previously filed in the Company’s 1999 Annual Report filed on Form 10-K, filed April 26, 1999, and incorporated herein by reference.

(7)	Previously filed in the Company’s Registration Statement on Form S-4 (File No. 333-77049) as amended and incorporated herein by reference.

(8)	Previously filed in the Company’s 2000 Annual Report filed on Form 10-K, filed April 28, 2000, and incorporated herein by reference.

(9)	Previously filed in the Company’s Current Report on Form 8-K, filed July 2, 2001, and incorporated herein by reference.

(10)	Previously filed in the Company’s Registration Statement on Form S-8 (File No. 333-73562), filed November 16, 2001, and incorporated herein by reference.

(11)	Previously filed in the Company’s Registration Statement on Form S-8 (File No. 333-57362), filed March 21, 2001, and incorporated herein by reference.

(12)	Previously filed in the Company’s Amendment No. 4 to its Registration Statement on Form S-3 (File No. 333-60284), filed July 27, 2001, and incorporated herein by reference.

(13)	Previously filed in the Company’s 2001 Annual Report filed on Form 10-K, filed May 1, 2001, and incorporated herein by reference.

(14)	Previously filed in the Company’s 2002 Annual Report on Form 10-K, filed May 1, 2002, and incorporated herein by reference.

(15)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2002, filed September 16, 2002, and incorporated herein by reference.

(16)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2002, filed December 16, 2002, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of April, 2003.

PEERLESS SYSTEMS CORPORATION

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

Signature	Title	Date
/s/ HOWARD J. NELLOR	Chief Executive Officer, President & Director (Principal Executive Officer)	April 28, 2003
Howard J. Nellor

/s/ ROBERT G. BARRETT	Director	April 28, 2003
Robert G. Barrett

/s/ LOUIS C. COLE	Director	April 28, 2003
Louis C. Cole

/s/ ROBERT L. NORTH	Director	April 28, 2003
Robert L. North

/s/ WILLIAM R. NEIL	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	April 28, 2003
William R. Neil

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Howard J. Nellor, certify that:

1.    I have reviewed this Annual Report on Form 10-K of Peerless Systems Corporation (the “Report”);

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

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

(b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the “Evaluation Date”); and

(c)    presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 28, 2003	By:	/s/ HOWARD J. NELLOR
Howard J. Nellor President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, William R. Neil, certify that:

1.     I have reviewed this Annual Report on Form 10-K of Peerless Systems Corporation (the “Report”);

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

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

(b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the “Evaluation Date”); and

(c)    presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 28, 2003	By:	/s/ WILLIAM R. NEIL
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

PEERLESS SYSTEMS CORPORATION

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Peerless Systems Corporation

We have audited the accompanying consolidated balance sheets of Peerless Systems Corporation as of January 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15 (a) for each of the three years in the period ended January 31, 2003. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peerless Systems Corporation at January 31, 2003 and 2002 and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for each of the three years in the period ended January 31 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

Los Angeles, California

March 14, 2003

PEERLESS SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended January 31,
	2003	2002	2001
Revenues:
Product licensing	$24,856	$21,606	$18,571
Engineering services and maintenance	5,047	6,132	7,481
Other	1,854	2,029	1,355

Total revenues	31,757	29,767	27,407

Cost of revenues:
Product licensing	8,251	6,309	4,867
Engineering services and maintenance	2,850	5,708	9,662
Other	971	1,206	823

Total cost of revenues	12,072	13,223	15,352

Gross margin	19,685	16,544	12,055

Operating expenses:
Research and development	9,766	13,634	13,019
Sales and marketing	4,552	6,001	5,783
General and administrative	5,127	6,857	10,481

Total operating expenses	19,445	26,492	29,283

Income (loss) from operations	240	(9,948)	(17,228)

Interest income, net	374	743	1,229
Other income	—	2,320	—
Loss on divestiture of storage operations	—	(2,303)	—

Total other income	374	760	1,229

Income (loss) before provision for income taxes	614	(9,188)	(15,999)
Provision for income taxes	490	1,809	1,650

Net income (loss)	$124	$(10,997)	$(17,649)

Basic earnings (loss) per share	$0.01	$(0.73)	$(1.19)

Diluted earnings (loss) per share	$0.01	$(0.73)	$(1.19)

Weighted average common shares outstanding—basic	15,282	15,062	14,886

Weighted average common shares outstanding—diluted	15,722	15,062	14,886

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	January 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$14,355	$11,030
Restricted cash	20	—
Short-term investments	1,729	508
Trade accounts receivable, less allowance for doubtful accounts of $202 and $100 in 2003 and 2002, respectively	2,015	5,158
Unbilled receivables	88	160
Prepaid expenses and other current assets	797	537

Total current assets	19,004	17,393
Investments	1,945	3,116
Property and equipment, net	2,205	4,038
Other assets	953	387

Total assets	$24,107	$24,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$688	$742
Accrued wages	1,091	1,033
Accrued compensated absences	657	675
Other current liabilities	2,995	2,482
Deferred revenue	1,081	1,827

Total current liabilities	6,512	6,759
Other tax liabilities	980	2,060
Deferred rent	404	121

Total liabilities	7,896	8,940

Stockholders’ equity:
Common stock, $.001 par value, 30,000 shares authorized, 15,450 and 15,377 shares issued and outstanding in 2003 and 2002, respectively	15	15
Additional paid-in capital	48,882	48,789
Accumulated deficit	(32,573)	(32,697)
Treasury stock, 150 shares in 2003 and 2002	(113)	(113)

Total stockholders’ equity	16,211	15,994

Total liabilities and stockholders’ equity	$24,107	$24,934

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Deferred Comp.	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances, January 31, 2000	14,724	$15	—	$—	$47,953	$(123)	$(4,051)	$43,794
Compensation expense for stock option modifications	—	—	—	—	241	—	—	241
Issuance of common stock	107	—	—	—	225	—	—	225
Exercise of stock options	78	—	—	—	52	—	—	52
Amortization of deferred compensation	—	—	—	—	—	65	—	65
Net loss	—	—	—	—	—	—	(17,649)	(17,649)

Balances, January 31, 2001	14,909	15	—	—	48,471	(58)	(21,700)	26,728
Issuance of put options	—	—	—	—	(232)	—	—	(232)
Repurchase of common stock	—	—	(150)	(113)	113	—	—	—
Expiration of put options	—	—	—	—	209	—	—	209
Issuance of common stock	406	—	—	—	209	—	—	209
Exercise of stock options	62	—	—	—	19	—	—	19
Amortization of deferred compensation	—	—	—	—	—	58	—	58
Net loss	—	—	—	—	—	—	(10,997)	(10,997)

Balances, January 31, 2002	15,377	15	(150)	(113)	48,789	—	(32,697)	15,994
Issuance of common stock	—	—	—	—	30	—	—	30
Exercise of stock options	73	—	—	—	63	—	—	63
Net income	—	—	—	—	—	—	124	124

Balances, January 31, 2003	15,450	$15	(150)	$(113)	$48,882	$—	$(32,573)	$16,211

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended January 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$124	$(10,997)	$(17,649)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation and amortization	1,510	2,126	2,048
Amortization of investment discounts and premiums	31	(10)	(63)
Amortization of deferred compensation	—	58	65
Loss on divestiture of storage operations	—	2,303	—
Compensation expense for option modifications and common stock issued to employees	—	—	241
Allowance for bad debt	110	(150)	881
Deferred taxes	—	—	1,732
Loss from lease amendment	725	—	—
Changes in operating assets and liabilities:
Trade accounts receivable	3,033	1,420	2,859
Unbilled receivables	72	(1)	2,184
Prepaid expenses and other assets	(885)	(60)	282
Long-term receivable	—	1,500	—
Accounts payable	(54)	(150)	286
Deferred revenue	(746)	1,001	155
Other liabilities	(244)	(2,360)	1,168

Net cash provided (used) by operating activities	3,676	(5,320)	(5,811)

Cash flows from investing activities:
Purchases of property and equipment	(215)	(698)	(1,084)
Purchases of leasehold improvements	—	(216)	(73)
Purchases of available-for-sale securities	(2,488)	(7,640)	(31,645)
Proceeds from sales of available-for-sale securities	2,407	13,454	37,531
Divestiture of storage operations	—	(1,343)	—
Purchases of software licenses	(128)	(137)	—
Restricted cash	(20)	742	(742)

Net cash provided (used) by investing activities	(444)	4,162	3,987

Cash flows from financing activities:
Proceeds from issuance of common stock	30	209	225
Proceeds from exercise of common stock options	63	19	52
Repurchase of common stock	—	(113)	—

Net cash provided by financing activities	93	115	277

Net increase (decrease) in cash and cash equivalents	3,325	(1,043)	(1,547)
Cash and cash equivalents, beginning of period	11,030	12,073	13,620

Cash and cash equivalents, end of period	$14,355	$11,030	$12,073

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$1,805	$1,629	$736
Interest	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

1.    Organization and Summary of Significant Accounting Policies:

Organization:    Peerless Systems Corporation (“Peerless” or the “Company”) was incorporated in the state of California in April 1982 and reincorporated in the state of Delaware in September 1996. Peerless develops and licenses software-based digital imaging and networking systems and supporting electronic technologies and provides custom engineering services to Original Equipment Manufacturers (“OEMs”) of digital document products located primarily in the United States and Japan. Digital document products include printers, copiers, fax machines, scanners and color products, as well as multifunction products that perform a combination of these imaging functions. In order to process digital text and graphics, digital document products rely on a core set of imaging software and supporting electronics, collectively known as a digital imaging system. Network interfaces supply the core technologies to digital document products that enable them to communicate over local area networks and the Internet.

Principles of Consolidation and Basis of Presentation:    The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. As a result of the Netreon exchange transaction, the Company’s Netreon subsidiary was deconsolidated effective January 29, 2002. Although the Company has retained an equity interest in the business formed as a result of the transaction, the Company has not recorded a related investment and has no continuing obligation to fund this business (see Note 2).

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

Investments:    The Company’s investments at January 31, 2003 and 2002 consisted of available-for-sale U.S. government debt, state and local government debt and corporate debt. Available-for-sale securities are carried at fair value. Unrealized gains and losses, if material, are reported as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included in results of operations. Realized gains and losses are calculated using the specific identification method and were not material to the Company’s results of operations in any period presented.

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

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Development license revenues from the licensing of source code or software development kits (“SDKs”) for the Company’s standard products are recognized upon delivery to and acceptance by the customer of the software if no significant modification or customization of the software is required and collection of the resulting receivable is probable. If modification or customization is essential to the functionality of the software, the development license revenues are recognized over the course of the modification work.

The Company also enters into engineering services contracts with certain of its OEMs to provide a turnkey solution, adapting the Company’s software and supporting electronics to specific OEM requirements. Revenues on such contracts are recognized over the course of the engineering work on a percentage-of-completion basis. Progress-to-completion under percentage-of-completion is determined based on direct costs, consisting primarily of labor and materials, expended on the arrangement. The Company provides for any anticipated losses on such contracts in the period in which such losses are first determinable. At January 31, 2003, the Company had no on-going contract engineering work being accounted for under a percentage-of-completion basis on which an accrual for losses on contracts was required. The Company accrued $91 for losses on contracts that experienced delays in completion at January 31, 2002. Maintenance revenues are recognized ratably over the term of the maintenance contract.

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

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

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

Advertising Costs:    Advertising costs are expensed as incurred in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” Advertising expenses are recorded in sales and marketing expense and were immaterial to the results of operations for all periods presented.

Income Taxes:    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under this method, deferred income taxes are recognized for the tax consequences in future years resulting from differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. Income tax provision is the tax payable for the period and the change during the period in net deferred income tax assets and liabilities.

Earnings Per Share:    Basic earnings per share (“basic EPS”) is computed by dividing net income (loss) available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings per share (“diluted EPS”) is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares include outstanding options under the Company’s employee stock option plan (which are included under the treasury stock method) and any outstanding convertible securities. A reconciliation of basic EPS to diluted EPS is presented in Note 12 to the Company’s financial statements.

Common Stock Options:    During 1997, the Company implemented the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” This statement sets forth alternative standards of recognition of the cost of stock-based compensation and requires that the Company’s financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. As permitted by this statement, the Company continues to apply Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in recording compensation related to its plans. The supplemental disclosure requirements and further information related to the Company’s stock option plans are presented in Note 14 to the Company’s financial statements.

Cash and Cash Equivalents:    Cash and cash equivalents represent cash and highly liquid investments which mature within three months from date of purchase.

Reclassifications:    Certain previously reported financial information has been reclassified to conform to the fiscal 2003 presentation.

Recent Accounting Pronouncements:    In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which addresses the alternative methods of transition for the voluntary change to the fair value method of accounting for stock-based employee compensation and supercedes paragraphs 45 and 52 of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The Company has adopted the reporting provisions of SFAS No. 123, and it has determined that there will be no effect of SFAS No. 148 on the Company’s financial position and results of operations.

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

2.    Business Developments:

Netreon Divestiture:

In January 2002, the Company exchanged all of the outstanding capital stock of Netreon for 7,714 shares of Series A Preferred Stock of Netreon, Inc., a Delaware corporation (“Newco”), representing a 40.8% interest in the voting shares of Newco stock. The remaining 59.2% of the voting shares of Newco stock is held by parties external to the Company, including a former executive officer of Netreon, who is also a former member of the Company’s board of directors. The Company does not expect to realize the cost of the Netreon capital stock exchanged or costs incurred which were direct and incremental to the transaction. As a result, the Company did not record an investment in Newco and recorded a $2.3 million charge to loss on divestiture of storage operations. Among other things, this includes a $947 payment made to a landlord to terminate the Company’s obligations under one of Netreon’s leases and a $420 accrual for other Netreon lease obligations to be paid by the Company through fiscal year 2005. The Company has no continuing obligation to provide funding in any form to Newco. In February 2003, the Company sold its remaining interest in Netreon (see Note 20).

3.    Investments:

Investments available-for-sale at January 31 consisted of the following:

	2003	2002
Available-for-sale securities:
Maturities within one year:
U.S. government debt securities	$913	$308
State and local government debt securities	816	200

	1,729	508

Maturities after one year through five years:
U.S. government debt securities	1,228	1,916
State and local government debt securities	417	—

	1,645	1,916

Maturities after five years:
Corporate debt securities	300	1,200

Total investments	$3,674	$3,624

The fair value of available-for-sale securities at January 31, 2003 and 2002 approximated their carrying value (amortized cost). Unrealized gains or losses on available-for-sale securities were immaterial for all periods presented.

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

In October 2002, the Company entered into an agreement with a financial institution which enabled the Company to make consumer credit card sales. As collateral to protect the financial institution against charge backs from such sales, the Company purchased a certificate of deposit in the amount of $20.

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

5.    Property and Equipment:

Property and equipment at January 31 consisted of the following:

	2003	2002
Computers and other equipment	$7,698	$7,493
Furniture	464	464
Leasehold improvements	2,105	3,102
Construction-in-progress	10	—

	10,277	11,059
Less, accumulated depreciation and amortization	(8,072)	(7,021)

	$2,205	$4,038

Depreciation and amortization for the years ended January 31, 2003, 2002, and 2001 was $1,321, $1,930, and $2,012, respectively.

6.    Liabilities:

Other current liabilities consisted of the following at January 31:

	2003	2002
Accrued license fees	$2,221	$884
Accrued legal expenses	11	66
Accrued lease expenses	72	420
Accrued foreign taxes	121	358

Other current liabilities	570	754

	$2,995	$2,482

7.    Deferred Revenues

The Company may bill or receive payments from its customers for fees associated with product licensing, engineering services, or maintenance agreements in advance of the Company’s completion of its contractual obligations. Such billings or payments, in accordance with the Company’s revenue recognition policies, are deferred, and are recognized as revenue when the Company has performed its contractual obligations related to the billings or payments.

Deferred revenues consisted of the following at January 31:

	2003	2002
Product licensing	$25	$751
Engineering services and maintenance	1,056	1,076

	$1,081	$1,827

8.    Lease Amendment

During fiscal year 2003, the Company amended the building lease of its headquarters in California, resulting in a reduction of office space. The Company recorded charges of approximately $0.7 million for costs associated with the amendment of the lease and the write-off of certain leasehold improvements.

In February 2003, the Company terminated a sublease of a portion of its headquarters in El Segundo, California (see Note 20).

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

9.    Income Taxes:

The income tax provision for the years ended January 31 consisted of:

	2003	2002	2001
Current:
Federal	$(1,621)	$(200)	$(1,878)
State	1	2	—
Foreign	2,110	2,007	1,796

	490	1,809	(82)

Deferred:
Federal	(612)	—	1,518
State	(622)	—	214

	(1,234)	—	1,732
Valuation allowance	1,234	—	—

	—	—	1,732

	$490	$1,809	$1,650

The foreign tax provision was comprised of foreign withholding taxes on license fees and royalty payments.

Temporary differences that give rise to the deferred tax provision for the years ended January 31, consisted of:

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$776	$1,590
Accrued liabilities	268	339
Allowance for doubtful accounts	79	39
Property and equipment	90	—
Deferred expenses	177	56
Tax credit carryforwards	7,767	6,212
Other	76	12

Total deferred tax assets	9,233	8,248

Deferred tax liabilities
Property and equipment	—	(255)
State taxes	(1)	—
Other	(5)	—

Total deferred tax liabilities	(6)	(255)

Subtotal	9,227	7,993
Valuation allowance	(9,227)	(7,993)

Net deferred income tax asset	$—	$—

The Company provided a valuation allowance on its net deferred tax assets because of the uncertainty with respect to the Company’s ability to generate future taxable income to realize the deferred tax assets. As a result

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

of the Netreon divestiture (see Note 2), the Company will no longer file a consolidated return with Netreon. The deferred tax assets and liabilities, including net operating losses, have been adjusted to reflect this change in ownership.

A portion of the valuation allowance is related to stock option compensation deductions incurred in the Company’s net operating loss carryforwards. If and when the Company reduces any portion of the valuation allowance related to stock option compensation deduction, the benefit will be added to stockholders’ equity, rather than being shown as a reduction of future income tax expense.

The provision for income taxes for the years ended January 31, differed from the amount that would result from applying the federal statutory rate as follows:

	2003	2002	2001
Statutory federal income tax rate	34.0%	(34.0)%	(34.0)%
Foreign provision	353.9	21.9	11.2
Divestiture of Netreon	—	8.5	—
Other nondeductible expenses	2.5	0.5	0.2
State tax	5.8	(1.0)	(2.5)
Change in valuation allowance	(137.4)	26.0	44.5
Preacquisition reserves	—	(2.2)	(9.4)
Other	(176.9)	—	0.3

Provision for income taxes	81.9%	19.7%	10.3%

As of January 31, 2003, the Company had net operating loss carryforwards available to reduce future federal and state income of approximately $1,495 and $5,180, respectively, which expire through the periods ending in fiscal years 2023 for federal and 2008 for state. In addition, as of January 31, 2003, the Company had tax credit carryforwards available to reduce future income tax liabilities of approximately $7,767, which expire between fiscal years 2004 and 2022. Utilization of the net operating loss and tax carryforwards will be subject to an annual limitation if a change in the Company’s ownership should occur as defined by Section 382 and Section 383 of the Internal Revenue Code.

10.    Commitments:

Operating Leases:    The Company leases its offices and certain operating equipment under operating leases that expire through fiscal year 2008. The principal operating leases covering the Company’s office space contain certain predetermined rent increases calculated at the inception of the lease based on the lessor’s estimate of expected increases in the fair market value of the leased space. These leases provide for renewal options of one to five years, at then fair rental value. Future minimum rental payments under long-term operating leases for the years ending January 31 are as follows:

Operating Leases
2004	$1,365
2005	1,195
2006	1,186
2007	1,257
2008	1,177

$6,180

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Total rental expense, net of sublease income, was $1,226, $2,460, and $1,900 for the years ended January 31, 2003, 2002, and 2001, respectively.

11.    Risks and Uncertainties:

Concentration of Credit Risk:    The Company had cash and certificates of deposit on deposit at banks at certain times throughout the year that was in excess of federally insured limits.

The Company’s credit risk in accounts receivable, which are generally not collateralized, is concentrated with customers which are OEMs of laser printers and printer peripheral technologies. The financial loss, should a customer be unable to meet its obligation to the Company, would be equal to the recorded accounts receivable. At January 31, 2003, three customers collectively represented 65% of total trade accounts receivable and at January 31, 2002, three customers collectively represented 80%. For the years ended January 31 the following customers, not necessarily the same from year to year, represented greater than ten percent of total revenues:

	2003		2002		2001
Customer A	$7,458	24%	$7,405	25%	$7,230	26%
Customer B	7,448	23%	4,856	16%	2,845	10%
Customer C	—		4,306	15%	—

	$14,906	47%	$16,567	56%	$10,075	36%

Significant Estimates of Revenues:    The Company’s recurring product licensing revenues are dependent, in part, on the timing and accuracy of product sales reports received from the Company’s OEM customers. These reports are provided only on a calendar quarter basis and, in any event, are subject to delay and potential revision by the OEM. Therefore, the Company is required to estimate all of the recurring product licensing revenues for the last month of each fiscal quarter and to further estimate all of its quarterly revenues from an OEM when the report from such OEM is not received in a timely manner. In the event the Company is unable to estimate such revenues accurately prior to reporting financial results, the Company may be required to adjust revenues in subsequent periods. Fiscal year 2003 revenues subject to such estimates were minimal.

Legal Proceedings:    The Company engaged in the following litigation matters:

On August 28, 2000, a stockholder class-action lawsuit was filed against the Company and two of the Company’s former officers in the United States District Court for the Southern District of California. A second stockholder class-action lawsuit was filed on September 19, 2000 against the Company and the same two former officers of the Company in the same United States District Court. On April 17, 2001, the Company was served with an Amended and Consolidated Complaint. These lawsuits allege a scheme to artificially inflate the Company’s stock price based on alleged misleading public announcements and seek compensatory damages with interest and attorneys fees and expenses. A hearing on the motion filed by the Company and the two former officers to dismiss the Amended and Consolidated Complaint was held on October 9, 2001. By an order dated January 14, 2002, the Court dismissed the First Amended and Consolidated Complaint without prejudice and granted the plaintiffs sixty days to file a Second Amended and Consolidated Complaint. The plaintiff class filed a Second Amended and Consolidated Complaint on March 15, 2002. On July 16, 2002, the Court granted the plaintiff class’ request to file a Third Amended Complaint that was filed as of the date of the Court’s order.

On November 12, 2002, in the United States District Court for the Southern District of California, the Court entered a stipulation of voluntary dismissal and an order dismissing the shareholder class-action suit in its

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

entirety. The dismissal is without prejudice to the rights of individuals to pursue separate claims. Plaintiffs submitted the voluntary dismissal of the action against the Company and its former officers. No consideration was provided by the Company or its former officers, and each side is to bear its own costs.

12.    Earnings (Loss) Per Share:

Earnings (loss) per share for the years ended January 31, is calculated as follows:

	2003			2002			2001
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS
Earnings (loss) available to common stock holders	$124	15,282	$0.01	$(10,997)	15,062	$(0.73)	$(17,649)	14,886	$(1.19)

Effect of Dilutive Securities
Options	—	440		—	—		—	—

Diluted EPS
Earnings (loss) available to common stockholders with assumed conversions	$124	15,722	$0.01	$(10,997)	15,062	$(0.73)	$(17,649)	14,886	$(1.19)

The Company has certain common stock options that are not included in the calculation of diluted earnings (loss) per share in fiscal years 2002 and 2001 because the effects are antidilutive. The stock options are described in Note 14.

13.    Issuance and Purchase of Shares:

In April 2001, the Company entered into a settlement agreement with one of the former owners of HDE, relating to a lawsuit filed by the Company against the former owners of HDE in July 2000. Pursuant to the settlement, the Company issued 429 put options with a strike price of $0.75 per share. The put options entitled the holder to sell shares of Peerless common stock to the Company at the strike price before the expiration of the put options in October 2001. Prior to the formal settlement, at January 31, 2001, the Company accrued $90, representing the deemed fair value of the put options as determined by the difference between the put option purchase price and the fair market value of the Company’s stock on the date of the settlement agreement. Upon issuance of the put options in fiscal year 2002, the potential obligation under the outstanding put options was transferred from stockholders’ equity to “common stock subject to put options.” During fiscal year 2002, the Company repurchased 150 shares for $113 as the result of the exercise of put options. The remaining obligation under the outstanding put options, which expired in October 2001, has been transferred back to stockholders’ equity.

14.    Stock Option and Purchase Plans:

1992 Stock Option Plan:    During 1992, the Board of Directors authorized the 1992 Stock Option Plan for the purpose of granting options to purchase the Company’s common stock to employees, directors and consultants. The Board of Directors determines the form, term, option price and conditions under which each option becomes exercisable. Options to purchase a total of 1,055 shares of common stock have been authorized by the Board under this plan.

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

The following represents option activity for the years ended January 31 under the 1992 Stock Option Plan:

	2003		2002		2001
	Number of Options	Weighted Average Per Share Exercise Price	Number of Options	Weighted Average Per Share Exercise Price	Number of Options	Weighted Average Per Share Exercise Price
Options outstanding at beginning of year	29	$1.29	152	$1.45	164	$1.44
Options granted	—		—		—
Options exercised	(7)	$0.53	(1)	$0.53	(9)	$0.68
Options forfeited	—		(122)	$1.43	(3)	$2.38

Options outstanding at year-end	22	$1.51	29	$1.29	152	$1.45

Options exercisable at year-end	22	$1.51	29	$1.29	151	$1.45

Options available for future grant	—

Weighted average remaining contractual life in years	2.6

Range of per share exercise prices for options outstanding at year-end	$0.53 – $1.65

Incentive Plan:    In May 1996, the Board adopted the Company’s 1996 Stock Option Plan. The Company’s 1996 Equity Incentive Plan (the “Incentive Plan”) was adopted by the Board of Directors in July 1996 as an amendment and restatement of the Company’s 1996 Plan. At that time, the Board had authorized and reserved an aggregate of 1,267 shares of common stock for issuance under the Incentive Plan. Additional shares of common stock were authorized and reserved for issuance under the Incentive Plan in June 1998, June 1999, and June 2001 in the amounts of 1,200, 750, and 750 shares, respectively.

The Incentive Plan provides for the grant of incentive stock options to employees and nonstatutory stock options, restricted stock purchase awards and stock bonuses to employees, directors and consultants. The terms of stock options granted under the Incentive Plan generally may not exceed 10 years. The exercise price of options granted under the Incentive Plan is determined by the Board of Directors, provided that the exercise price for an incentive stock option cannot be less than 100% of the fair market value of the common stock on the date of the option grant and the exercise price for a nonstatutory stock option cannot be less than 85% of the fair market value of the common stock on the date of the option grant. Options granted under the Incentive Plan vest at the rate specified in each optionee’s option agreement.

During 1994, the Auco, Inc. Board of Directors authorized the 1994 Stock Option Plan. The terms and conditions of this plan were generally the same as those of the Peerless Incentive Plan except options issued under the Auco plan were exercisable immediately subject to repurchase rights held by Auco. In June 1999, upon completion of the merger between Peerless and Auco, the Auco options were converted to options under the Company’s Incentive Plan.

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

The following represents option activity under the Incentive Plan for the years ended January 31:

	2003		2002		2001
	Number of Options	Weighted Average Per Share Exercise Price	Number of Options	Weighted Average Per Share Exercise Price	Number of Options	Weighted Average Per Share Exercise Price
Options outstanding at beginning of year	2,735	$3.68	2,457	$6.19	2,337	$8.96
Options granted	794	$1.23	1,523	$0.92	1,174	$2.70
Options exercised	(66)	$0.89	(61)	$0.31	(68)	$0.61
Options forfeited	(342)	$3.12	(1,184)	$4.49	(986)	$8.94

Options outstanding at year-end	3,121	$2.82	2,735	$3.68	2,457	$6.19

Options exercisable at year-end	1,532	$4.32	1,193	$5.70	989	$7.98

Options available for future grant	444

Weighted average remaining contractual life in years	7.9

Range of per share exercise prices for options outstanding at year-end	$0.39 – $22.38

For various price ranges, weighted average characteristics of outstanding stock options under the Incentive Plan at January 31, 2003 were as follows:

	Outstanding Options			Exercisable Options
	Shares Under Option	Weighted Average Remaining Life (Years)	Weighted Average Per Share Exercise Price	Shares Under Option	Weighted Average Per Share Exercise Price
$0.00 to $2.31	2,387	8.6	$1.15	861	$1.30
$2.31 to $4.63	237	6.8	$3.53	234	$3.54
$4.63 to $6.94	94	6.0	$5.07	82	$5.03
$6.94 to $9.25	118	5.8	$8.55	97	$8.56
$9.25 to $11.56	95	4.9	$10.41	86	$10.50
$11.56 to $13.88	89	5.8	$13.08	72	$13.08
$13.88 to $16.19	71	5.2	$14.12	70	$14.12
$16.19 to $18.50	14	4.7	$17.14	14	$17.14
$18.50 to $20.81	1	5.3	$19.75	1	$19.75
$20.81 to $22.38	15	5.4	$22.15	15	$22.15

Total	3,121			1,532

Compensation Expense:    In connection with the resignation of an executive in April 2000, the Company accelerated the vesting of stock options held by this executive. In addition, the Company extended the terms of the executive’s stock options to one year beyond separation date. During the year ended January 31, 2001, the Company recognized $241 as compensation expense for the modifications which represented the difference between the exercise price and the deemed fair market value of the Company’s stock at the date of the modification.

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Deferred Compensation:    During the year ended January 31, 1997, the Company recorded deferred compensation costs of $452 for the difference between the exercise price and the deemed fair value of the Company’s common stock at the date of grant for options issued under the Incentive Plan. Of the total deferred expense, the Company recognized $58 and $65 as compensation expense during the years ended January 31, 2002 and 2001, respectively.

Employee Stock Purchase Plan:    In July 1996, the Company’s Board of Directors approved the Employee Stock Purchase Plan (the “Purchase Plan”) covering an aggregate of 300 shares of the Company’s common stock. An additional 500 shares were approved by the stockholders in June 2000. Under the Purchase Plan, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following the adoption of the Purchase Plan. The offering period for any offering will be no more than 27 months. Plan offering periods have been six months since the inception of the plan. Employees are eligible to participate if they are employed by the Company or an affiliate of the Company designated by the Board of Directors and meet eligibility standards established by the Board of Directors. Employees who participate in an offering can have up to 15% of their earnings withheld pursuant to the Purchase Plan and applied, on specified dates determined by the Board of Directors, to the purchase of shares of common stock. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date or the purchase date of each offering period. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company and its affiliates. The Purchase Plan will terminate at the Board of Directors’ discretion.

No purchases were made by employees under the Purchase Plan during fiscal year 2003. During the years ended January 31, 2002, and 2001, employees purchased 406 and 49 shares of common stock at weighted average per share prices of $0.51 and $4.57, respectively.

SFAS No. 123:    The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for its stock option plans and employee stock purchase plan, and therefore does not recognize compensation expense for grants of stock options or shares sold under the Purchase Plan. Under SFAS No. 123, compensation cost would be recognized for the fair value of the employee option rights and shares sold under the employee stock purchase plan. In determining the fair value, the Company used the Black-Scholes model, assumed no dividend per year, used expected lives ranging from 2 to 10 years, expected volatility of 84.8%, 130.6%, and 132.1% for the years ended January 31, 2003, 2002, and 2001, respectively, and risk free interest rates of 3.71%, 3.27%, and 5.50% for the years ended January 31, 2003, 2002, and 2001, respectively. The weighted average per share fair value of options granted during the year with exercise prices equal to market price on the date of grant was $0.82, $0.80, and $2.60 per share for the years ended January 31, 2003, 2002 and 2001, respectively. There were no options granted with exercise prices below market price on the date of grant during any of the years presented. Had compensation cost for the Company’s grants under stock based compensation plans and shares sold under the Purchase Plan been determined consistent with SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been changed to the proforma amounts indicated below:

	Year Ended January 31,
	2003	2002	2001
Net income (loss) as reported	$124	$(10,997)	$(17,649)

Proforma net loss	$(3,151)	$(17,104)	$(23,996)

Net income (loss) per share as reported:
Basic	$0.01	$(0.73)	$(1.19)

Diluted	$0.01	$(0.73)	$(1.19)

Proforma net loss per share:
Basic	$(2.06)	$(1.14)	$(1.61)

Diluted	$(2.00)	$(1.14)	$(1.61)

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

15.    Shareholder Rights Plan:

In October 1998, the Board of Directors of the Company adopted a stockholder rights plan, as set forth in the Rights Agreement, dated as of October 7, 1998, by and between the Company and Wells Fargo Shareowner Services, a division of Wells Fargo Bank Minnesota, N.A., formerly known as Norwest Shareowner Services, as rights agent. Pursuant to the Rights Agreement, one right was issued for each share of the Company’s 11,037 outstanding shares of common stock as of October 15, 1998. Each of the Rights entitles the registered holder to purchase, from the Company, one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $35.50 per one one-thousandth of a share. The Rights generally will not become exercisable unless and until, among other things, any person or group not approved by the Board of Directors acquires beneficial ownership of 15% or more of the Company’s outstanding common stock or commences a tender offer or exchange offer which would result in a person or group beneficially owning 15% or more of the Company’s outstanding common stock. Upon the occurrence of certain events, each holder of a Right, other than such person or group, would thereafter have the right to purchase, for the then exercise price of the Right, shares of common stock of the Company or a corporation or other entity acquiring the Company, having a value equal to two times the exercise price of the Right. The Rights are redeemable by the Company under certain circumstances at $0.01 per Right and will expire, unless earlier redeemed or extended, on October 15, 2008.

16.    Employee Savings Plans:

Previously, the Company and Netreon had maintained employee savings plans that qualify under Section 401(k) of the Internal Revenue Code (the “Code”) for all of the Peerless and Netreon full-time employees, respectively. The plans allowed employees to make specified percentage pretax contributions up to the maximum dollar limitation prescribed by the Code. The Company has the option to contribute to both plans up to a maximum of $2,000 per employee per year. Company contributions to the Peerless plan during the years ended January 31, 2003, 2002, and 2001 were $151, $219, and $373, respectively. The Company contributed $53 to the Netreon plan during the year ended January 31, 2000. No contributions were made to the Netreon plan during the year ended January 31, 2001. In 2001, the Netreon plan was terminated and merged into the Peerless plan.

PSIP maintains a profit sharing plan for all eligible employees. Company contributions to the profit sharing plan were $35 for the year ended January 31, 2000. In fiscal year 2001, the PSIP plan was terminated and no contributions were made during the year ended January 31, 2001. Commencing fiscal year 2001, PSIP employees qualified under the Company’s 401(k).

17.    International Operations:

The Company’s long-lived assets are located principally in the United States. The Company’s revenues for the years ended January 31, which are transacted in U.S. dollars, are derived based on sales to customers in the following geographic regions:

	Years Ended January 31,
	2003	2002	2001
United States	$3,599	$3,826	$5,336
Japan	27,584	25,856	21,536
Other	574	85	535

	$31,757	$29,767	$27,407

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

18.    Segment Reporting:

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

A description of the products and services provided by each segment is as follows:

•	Imaging provides to OEM customers imaging systems, page description languages, drivers, application specific integrated circuits, engineering services to modify products for specific applications and maintenance for digital document products. Products can be purchased in source code form or can be modified using the Company’s engineering services to adapt for a specific application. License fees are charged for the utilization of imaging technology.

•	Storage provides OEM storage customers Network Attached Storage software development kits that allow NAS OEMs to provide NetWare or Windows 2000 compatibility for their products. Storage is currently developing comparable products for the Storage Area Networks. Products can be purchased in source code form or can be modified using the Storage engineering services to adapt for a specific application. License fees are charged for the utilization of the Storage technology.

The segment information presented below for fiscal years 2003 and 2002 as to revenues, operating loss, depreciation and amortization, capital expenditures are reported for the storage segment through the period ending January 29, 2002, the effective date of the Company’s announced divestiture of its storage operations. No information as to assets is given, as the storage operation was not part of the Company as of January 31, 2002.

The accounting policies used to derive reportable segments results are generally the same as those described in Note 1. Inter-segment transactions are not material. The Company’s selling, general and administrative expenses are not identified by segments or accumulated in this manner due to, among other things, shared management and cross-utilization of personnel. For fiscal year 2002, such expenses related to the Company’s Netreon, Inc. subsidiary are attributed to the Storage segment; all other such expenses incurred by the Company are allocated to the Imaging segment. In fiscal year 2001 and prior, these expenses are allocated to segments based on the ratio of the segments’ revenues to total revenues.

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

The table below presents segment information for fiscal year ended January 31:

	Imaging	Storage		Total Segments
2003
Revenues	$31,757	$	N/A	$31,757
Operating income	$240	$	N/A	$240
Depreciation and amortization	$1,510	$	N/A	$1,510
Capital expenditures	$215	$	N/A	$215

2002
Revenues	$29,654		$113	$29,767
Operating loss	$(742)		$(9,206)	$(9,948)
Depreciation and amortization	$1,788		$338	$2,126
Capital expenditures	$369		$545	$914

2001
Revenues	$27,157		$250	$27,407
Operating loss	$(13,788)		$(3,440)	$(17,228)
Depreciation and amortization	$1,882		$166	$2,048
Assets	$35,879		$1,229	$37,108
Capital expenditures	$186		$971	$1,157

19.    Other Income:

The Company resolved a disputed claim regarding the licensing of its intellectual property and reported non-recurring other income of $2.3 million and collected a $1.5 million receivable during fiscal year 2002.

20.	Subsequent Events:

On February 20, 2003, the Company announced the sale of its remaining interest in Netreon. As a result of the sale, the Company will recognize a gain of approximately $950, net of expenses associated with this transaction, which will be reflected in the Company’s fiscal year 2004 first quarter results.

On February 28, 2003, the Company terminated a sublease that involved approximately 9,000 square feet of its El Segundo, California headquarters. As a result of the termination, the Company received $600, which will be deferred and amortized over the remainder of the lease.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions(a)	Balance at End of Period
Year Ended January 31, 2001
Reserves deducted from assets to which they apply:
Allowances for uncollectible accounts receivable	$175	$881	$(301)	$755
Year Ended January 31, 2002
Reserves deducted from assets to which they apply:
Allowances for uncollectible accounts receivable	$755	$(150)	$(505)	$100
Year Ended January 31, 2003
Reserves deducted from assets to which they apply:
Allowances for uncollectible accounts receivable	$100	$110	$(8)	$202

(a)	Accounts written off, net of recoveries.

S-1