Form 10-Q
period 2003-04-30
PEERLESS SYSTEMS CORP
filed 2003-06-16
CIK 897893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares of Common Stock outstanding as of June 9, 2003 was 15,485,173.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements prompted by, qualified by or made in connection with such words as “may,” “will be,” “continue,” “anticipates,” “estimates,” “expects,” “continuing,” “plans,” “exploring,” “intends,” and “believes” and words of similar substance signal forward-looking statements. Likewise, the use of such words in connection with or related to any discussion of or reference to the Company’s future business operations, opportunities or financial performance sets apart forward-looking statements.

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

These forward-looking statements are just projections and estimations based upon the information available to the Company at this time. Thus they involve known and unknown risks and uncertainties such that actual results could differ materially from those projected in the forward-looking statements made in this Quarterly Report on Form 10-Q. Risks and uncertainties include, but are not limited to: a) changes in the marketplaces in which the Company offers its products; b) the failure of Peerless’ business to produce the projected financial results; c) the failure of Peerless to maintain its margins due to changes in its business model in reaction to competitive pressures; d) the delay in or the non-acceptance by the market of new product and technology offerings — including Sierra; e) the inability of the Company to retain and attract the technical talent to compete effectively in the marketplace for imaging; f) the failure of Peerless’ markets to achieve anticipated growth rates; g) unfavorable economic conditions resulting in decreased demand for original equipment manufacturers’ (“OEMs”) products using Peerless’ technology, making it difficult for the Company to obtain new licensing agreements; h) OEMs’ determinations not to proceed with development of products using Peerless’ technology due to, among other things, changes in the demand for anticipated OEM products, age of Peerless’ technology, concerns about Peerless’ financial position and Peerless’ competitors offering alternative solutions; i) Peerless’ competitors coming to market with new products or alternative solutions that are superior or available at a lower cost or earlier than anticipated or believed to be possible; j) the markets in imaging and networking may not grow to anticipated levels; k) the costs associated with the development and marketing of products for imaging and networking may be higher than currently forecasted; l) changes in demand for the Company’s products and services based on market conditions and the competitiveness of Peerless’ products from both technological and pricing perspectives; m) the Company’s inability to maintain or further improve operating efficiencies or to further streamline operations; n) the impact on the Company’s financials of any future need to expand the organization to meet customer or market demands; o) continuing unfavorable world-wide economic conditions exacerbated by SARS, the terrorist attacks and Operation Iraqi Freedom; p) expected incremental costs of operations arising out of the change in the law, including the Sarbanes-Oxley Act of 2002, regarding corporate governance, financial disclosure, auditor independence, corporate fraud and the accounting profession in general; and q) other factors affecting Peerless’ business and the forward-looking statements set forth herein. Those risks and uncertainties include those set forth in pages 14 through 23 of this Quarterly Report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements.

PEERLESS SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	April 30, 2003	January 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,979	$14,355
Restricted cash	20	20
Short-term investments	6,917	1,729
Trade accounts receivable, net	2,954	2,015
Unbilled receivables	73	88
Prepaid expenses and other current assets	1,093	797

Total current assets	20,036	19,004
Investments	1,109	1,945
Property and equipment, net	2,298	2,205
Other assets	800	953

Total assets	$24,243	$24,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$689	$688
Accrued wages	544	1,091
Accrued compensated absences	706	657
Other current liabilities	3,361	2,995
Deferred revenue	1,488	1,081

Total current liabilities	6,788	6,512
Other tax liabilities	912	980
Deferred rent	368	404

Total liabilities	8,068	7,896

Stockholders’ equity:
Common stock	15	15
Additional paid-in capital	49,026	48,882
Accumulated deficit	(32,753)	(32,573)
Treasury stock	(113)	(113)

Total stockholders’ equity	16,175	16,211

Total liabilities and stockholders’ equity	$24,243	$24,107

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,
	2003	2002
Revenues:
Product licensing	$4,158	$6,874
Engineering services and maintenance	833	1,692
Other	696	33

Total revenues	5,687	8,599

Cost of revenues:
Product licensing	1,563	2,542
Engineering services and maintenance	808	971
Other	302	20

Total cost of revenues	2,673	3,533

Gross margin	3,014	5,066

Operating expenses:
Research and development	2,291	2,502
Sales and marketing	1,171	1,091
General and administrative	975	1,281

Total operating expenses	4,437	4,874

Income (loss) from operations	(1,423)	192

Interest income, net	37	110
Other income, net	1,490	—

Total other income	1,527	110

Income before income taxes	104	302
Provision (benefit) for income taxes	284	(276)

Net income (loss)	$(180)	$578

Income (loss) per share—basic	$(0.01)	$0.04

Income (loss) per share—diluted	$(0.01)	$0.04

Weighted average common shares outstanding—basic	15,420	15,395

Weighted average common shares outstanding—diluted	15,420	15,825

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(180)	$578
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	315	430
Amortization of investment discounts and premiums	(12)	8
Gain from sub-lease termination	(938)	—
Gain from Netreon sale	(971)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(939)	2,925
Unbilled receivables	15	(392)
Income taxes receivable	—	(587)
Prepaid expenses and other assets	(168)	(352)
Accounts payable	1	(140)
Deferred revenue	407	(249)
Other liabilities	(236)	180

Net cash provided (used) by operating activities	(2,706)	2,401

Cash flows from investing activities:
Proceeds from Netreon sale	971	—
Proceeds from sublease termination	639	—
Purchases of property and equipment	(84)	(49)
Purchases of available-for-sale securities	(5,590)	(250)
Proceeds from sales of available-for-sale securities	1,250	200
Purchases of software licenses	—	(99)

Net cash used by investing activities	(2,814)	(198)

Cash flows from financing activities:
Proceeds from issuance of common stock	137	—
Proceeds from exercise of common stock options	7	39

Net cash provided by financing activities	144	39

Net increase (decrease) in cash and cash equivalents	(5,376)	2,242
Cash and cash equivalents, beginning of period	14,355	11,030

Cash and cash equivalents, end of period	$8,979	$13,272

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(Unaudited)

1.    Basis of Presentation:

The accompanying unaudited consolidated financial statements of Peerless Systems Corporation (the “Company”) have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. These statements should be read in conjunction with the audited financial statements and notes thereto for the years ended January 31, 2003, 2002 and 2001 included in the Company’s Annual Report on Form 10-K filed with the SEC on May 1, 2003. The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.

2.    Summary of Significant Accounting Policies:

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

The Company also enters into engineering services contracts with certain of its OEMs to provide turnkey solutions, adapting the Company’s software and supporting electronics to specific OEM requirements. Revenues on such contracts are recognized over the course of the engineering work on a percentage-of-completion basis. Progress-to-completion under percentage-of-completion is determined based on direct costs, consisting primarily of labor and materials, expended on the arrangement. The Company provides for any anticipated losses on such contracts in the period in which such losses are first determinable. At April 30, 2003 and January 31, 2003, the Company had no engineering contracts on which it required any loss provisions. Maintenance revenues are recognized ratably over the term of the maintenance contract.

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

On January 29, 2002, the Company divested itself of the Netreon storage management operations. As a result of this divestiture, the Company is solely engaged in Imaging operations. Prior to the divestiture, the Company viewed its operations in two segments, Imaging and Storage operations.

3.    Investments:

Investments consisted of the following:

	April 30, 2003	January 31, 2003
	(unaudited)
Available-for-sale securities:
Maturities within one year:
U.S. government debt securities	$906	$913
State and local government debt securities	6,011	816

	6,917	1,729

Maturities after one year through five years:
U.S. government debt securities	401	1,228
State and local government debt securities	408	417

	809	1,645

Maturities after five years:
Corporate debt securities	300	300

Total investments	$8,026	$3,674

The fair value of available-for-sale securities at April 30, 2003 and January 31, 2003 approximated their carrying value (amortized cost). Unrealized gains or losses on securities were immaterial for all periods presented.

The Company recorded a $121 loss for a correction to fiscal year 2002 reported accrued interest.

4.    Stock-based Compensation:

The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for its stock option plans (“ESOP”) and the employee stock purchase plan (“ESPP”), and therefore does not recognize compensation expense for grants of stock options under the ESOP or shares sold under the ESPP. Under SFAS No. 123, compensation cost would be recognized for the fair value of the employee option rights and shares sold under the ESPP. In determining the fair value, the Company used the Black-Scholes model, assumed no dividends per year, used expected lives ranging from 2 to 10 years, expected volatility of

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

82.2% and 89.6% for the three months ended April 30, 2003 and 2002, respectively, and risk free interest rates of 2.87% and 4.57% for the three months ended April 30, 2003 and 2002, respectively. The weighted average per share fair values of options granted during the periods presented with exercise prices equal to market price on the date of grant were $1.33 and $0.80 for the three months ended April 30, 2003 and 2002, respectively. There were no options granted with exercise prices below market price on the date of grant during any of the periods presented. Had compensation cost for the Company’s grants under stock-based compensation plans and shares sold under the ESPP been determined consistent with SFAS No. 123, the Company’s net losses and losses per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended April 30,
	2003	2002
Net income (loss) as reported	$(180)	$578

Pro forma net loss	$(565)	$(255)

Income (loss) per share as reported:
Basic	$(0.01)	$0.04

Diluted	$(0.01)	$0.04

Pro forma net loss per share:
Basic	$(0.04)	$(0.02)

5.    Concentration of Revenues:

During the first quarter of fiscal year 2004, four customers each generated greater than 10% of the revenues and collectively contributed 68% of revenues. Block license revenues for the same time period were 67% of revenues. During the first quarter of fiscal year 2003, three customers each generated greater than 10% of the revenues, and collectively contributed 64% of revenues. Block license revenues for that period accounted for 69% of revenues.

6.    Netreon Sale:

On February 20, 2003, the Company announced the sale of its remaining interest in Netreon. As a result of the sale, the Company recorded in other income a gain of $971, net of expenses, associated with this transaction in the first quarter of fiscal year 2004.

7.    Sublease Termination:

On February 28, 2003, a sublesee terminated a sublease that involved approximately 9,000 square feet of the Company’s El Segundo, California headquarters. As a result of the termination, the Company received $639 in cash and a forfeited deposit, which is included in other income. In addition, the Company received $299 in net fixed assets returned to the Company, which was classified as operating expenses, the same classification used in a prior period when a loss was recognized for the disposal of these same assets. The assets were recorded at fair market value.

8.    Recent Accounting Pronouncements:

The Emerging Issues Task Force “EITF” recently reached a consensus on its tentative conclusions for EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides accounting guidance for the allocation of revenue where delivery or performance of products, services and/or performance may occur at different points in time or over different periods of time. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003. We believe the adoption of EITF 00-21 will not have a material impact on our financial position or results of operations.

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

Company Overview

Peerless Systems Corporation, together with its wholly-owned subsidiary, (“Peerless” or the “Company”) licenses software-based imaging and networking technology for controllers in embedded, attached and standalone digital document products and integrates proprietary software into the printers, copiers, and multifunction products of original equipment manufacturers (“OEMs”).

The Company is developing controller products and applications for sale to OEM sales and distribution channels. Digital document products include monochrome (black and white) and color printers, copiers, fax machines and scanners, as well as multifunction products (“MFPs”) that perform a combination of these imaging functions. In order to process digital text and graphics, digital document products rely on a core set of imaging software and supporting electronics, collectively known as a digital imaging system. Network interfaces supply the core technologies to digital document products that enable them to communicate over local and wide area networks and the Internet. The Peerless family of products and engineering services provide fully integrated advanced and proprietary imaging and networking technologies that enable the Company’s OEM customers and third party developers for OEM’s to develop stand-alone and networked digital printers, copiers, and MFPs quickly and cost effectively. The Company markets its solutions directly to OEM customers including Canon, Konica, Kyocera, Minolta, Oki Data, Panasonic Communications Company, Ltd., Ricoh, and Seiko Epson. The Company has attempted to expand its solution offerings by incorporating related imaging and networking technologies developed internally or licensed from third parties. The Company is also developing more diverse distribution channels for its products and expanding its target markets to distributors, value added resellers, system integrators, OEM sales operations, and geographically to the People’s Republic of China and Taiwan.

The Company generates revenue from its OEM customers through the sale of imaging solutions in either turnkey or software development kit (SDK) form. The Company’s product licensing revenues are comprised of both recurring per unit and block licensing revenues and development licensing fees for source code or SDKs. Licensing revenues are derived from per unit fees paid periodically by the Company’s OEM customers upon manufacturing and subsequent commercial shipment of products incorporating the Company’s technology. Licensing revenues are also derived from arrangements in which the Company enables third party technology, such as solutions from Adobe or Novell, to be used with Company and/or OEM products.

The Company also has engineering services revenues that are derived primarily from adapting Company and third party software and supporting electronics to specific OEM requirements. The Company provides its engineering services to OEMs seeking a turnkey imaging solution for their digital document products. The Company’s maintenance revenues are derived from software maintenance agreements. Maintenance revenues currently constitute a small portion of total revenue.

In response to the Company’s belief that the demand for the Company’s core monochrome offerings may grow at lower rates than in past years and that the Company may continue to meet sales resistance from its customers, Peerless has recently developed and commercialized a high performance color imaging and printing technology and new open architecture named “Sierra.” Peerless believes that Sierra products address key growth areas in the imaging market including: increased demand for color imaging, the emergence of MFPs, and continued demand for faster low cost monochrome printing solutions.

During the last fiscal year, Peerless introduced Sierra at trade shows in the United States and demonstrated it in Japan. Peerless expects that Sierra will increase future license revenues once it has been successfully introduced into the marketplace. Peerless believes that it may be able to introduce Sierra into the marketplace as early as the second quarter of fiscal year 2004 and obtain licensing revenues in early next fiscal year. (See “If we are unable to introduce our new Sierra technology on a timely basis, our future revenues and operating results may be harmed” and “If the marketplace does not accept our new Sierra technology, our future revenues and operating results may be harmed” under the Risks and Uncertainties section of this Quarterly Report on Form 10-Q). Peerless believes that its new Sierra technology will contribute an increasing percentage of the Company’s overall revenue in the future.

Quarter Overview

Sales decreased sequentially during the first quarter of fiscal year 2004, and the Company expects sales to remain relatively flat in the second quarter. Sequential increases in revenues during the remaining quarters of fiscal year 2004 are expected as the Company expands its market through its Sierra products and penetrates into new sales channels. Although there have been fewer opportunities for the Company to sell its turnkey services and SDKs, the Company continued to support its current OEM controller customers in the digital printing devices business with its existing technology and has sized the organization to provide the necessary support and maintenance. During the current quarter, the Company has invested in research and development and has developed and integrated new product technologies that the Company will offer to its OEM customers in this and future quarters.

The Company has addressed the deterioration in the demand for its core monochrome technology solutions by investing in leading edge technologies (including Sierra), by sizing its organization to manage the current business requirements of imaging for digital document products and adapting its pricing model to changing market conditions. The Company has also addressed the deterioration in revenues by expanding its offerings in new geographic regions and in distribution channels including the People’s Republic of China and Taiwan.

During the first quarter, a limited number of customers continued to provide a substantial portion of the Company’s revenues. Four customers each generated greater than 10% of the Company’s revenue and collectively contributed approximately 68% of the Company’s total revenues. Therefore, the availability and successful closing of new contracts, or modifications and additions to existing contracts with these customers may materially impact the Company’s financial position and results of operations from quarter to quarter. The Company is continuing its efforts to diversify its customers and expand its customer base.

In order to maximize stockholder value, the Company is exploring opportunities to enhance the value of the Company, including new technology, market opportunities, mergers, acquisitions and/or the sale of all or a portion of Company’s assets. There is no assurance that the Company can or will be successful in the pursuit of these new opportunities that are expected to result in a growth in revenues. Failure to realize success in these opportunities could have a material adverse effect on the Company’s operational results.

Liquidity and Capital Resources

The Company’s principal source of liquidity is its cash and cash equivalents and investments, which, as of April 30, 2003, were $17.0 million in the aggregate. For the quarter ended April 30, 2003, the Company experienced a negative cash flow, due primarily to the operating loss during the period.

Total assets at April 30, 2003 were $24.2 million, compared with $24.1 million as of January 31, 2003. Stockholders’ equity was $16.2 million at April 30, 2003, compared with $16.2 million at January 31, 2003. The Company’s cash and investment portfolio at April 30, 2003 was $17.0 million, down from $18.0 million as of January 31, 2003, and the ratio of current assets to current liabilities was 3.0:1 as of April 30, 2003, compared with 2.9:1 as of January 31, 2003. The Company’s operations used $2.7 million in cash during the quarter ended April 30, 2003, compared to $2.4 million in cash provided by operations during the quarter ended April 30, 2002.

During the quarter ended April 30, 2003, $2.8 million in cash was used by the Company’s investing activities. It is the Company’s policy to invest the majority of its unused cash in low risk government and commercial debt securities. The Company has not historically purchased, nor does it expect to purchase in the future, derivative instruments or enter into hedging transactions. During the first quarter of fiscal year 2004, the Company invested $0.1 million in property, equipment and leasehold improvements, compared to $0.05 million invested during the first quarter of fiscal year 2003.

During the first quarter of fiscal year 2004, cash and investments decreased $1.0 million, compared to an increase of $2.3 million in the comparable quarter ended April 30, 2002.

The Company does not have a credit facility; however, it may explore opportunities to obtain a line of credit for short-term financing in order to avoid disruptions of its current investment levels.

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

Results of Operations

Comparison of Quarters Ended April 30, 2003 and 2002

The Company’s net loss in the first quarter of fiscal year 2004 was $(0.2) million, or $(0.01) per share, compared to net income of $0.6 million, or $0.04 per share, in the first quarter of fiscal year 2003.

Consolidated revenues were $5.7 million for the first quarter of fiscal year 2004, compared to $8.6 million for the first quarter of fiscal year 2003, a decrease of 34%. The decrease in revenues is attributable to lower product licensing and engineering services revenues, offset by increased ASIC sales.

Total cost of revenues was $2.7 million in the first quarter of fiscal year 2004, compared to $3.5 million in the first quarter of fiscal year 2003, a decrease of 24%. Product licensing costs were $1.6 million for the first quarter of fiscal year 2004 as compared to $2.5 million for the first quarter of fiscal year 2003. The decrease is due to the lower level of licensing revenues in the current fiscal year period.

The Company’s gross margin decreased to 53% in the first quarter of fiscal year 2004 compared with 59% in the first quarter of fiscal year 2003. The decrease is primarily attributable to product mix as lower margin sales of engineering services and ASICs contributed to a larger portion of total revenues in the current period.

Total operating expenses for the first quarter of fiscal year 2004 decreased 9% to $4.4 million, compared with $4.9 million for the same period one year ago.

•	Research and development expenses for the first quarter of fiscal year 2004 decreased 8% to $2.3 million from $2.5 million for the same period a year ago. The decrease was attributable to a lower level of outside development costs. The Company continues to invest in the future by funding research and development on technical solutions and continuing investments for imaging development programs. The Company expects to increase staffing levels over the next two quarters to achieve the development goals for its high performance color solutions.

•	Sales and marketing expenses for the first quarter of fiscal year 2004 increased to $1.2 million from $1.1 million for the same period a year ago. The Company is still focused on obtaining new OEM customers, attending industry trade shows, and evaluating other opportunities to promote the Company’s core and new imaging and network solutions.

•	General and administrative expenses for the first quarter of fiscal year 2004 decreased 24% to $1.0 million from $1.3 million due to decreased staffing costs and lower legal, consulting and advisory fees. During the first quarter of fiscal year 2004, the Company received a $0.2 million insurance refund for costs associated with completed legal proceedings.

Interest income decreased to $0.04 million in the first quarter of fiscal year 2004 from $0.1 million in the first quarter of fiscal year 2003, due to lower yields on investments in government and corporate bonds.

Other income in the first quarter of fiscal year 2004 includes a gain of $1.0 million, net of expenses, associated the Company’s sale of its remaining interest in Netreon, Inc., announced on February 20, 2003. In addition, the Company recorded a gain of $0.6 million associated with the termination of a sublease of a portion of its leased office space at its headquarters in El Segundo, California. Additionally, the Company recorded a $121,000 loss for a correction to fiscal year 2002 reported accrued interest.

The provision for income taxes for the first quarter of fiscal year 2004 was $0.3 million, compared to a credit for income taxes of $0.3 million in the first quarter of fiscal year 2003. The provision in fiscal year 2004 is the result of foreign income taxes paid. The tax benefit in fiscal year 2003 is the result of a change in the tax code that allowed the Company to carry back losses to obtain a tax refund, offset by foreign income taxes paid. The Company has provided the valuation allowance on its net deferred tax assets because of the uncertainty with respect to the Company’s ability to generate future taxable income to realize the deferred tax assets.

Item 3—Quantitative and Qualitative Disclosures About Market Risk.

As of April 30, 2003, the Company does not hold any positions in equity securities of other publicly traded companies.

The Company’s exposure to interest rate risk relates primarily to the Company’s non-equity investment portfolio. The primary objectives of the Company’s investment activities are to preserve the principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company from time to time maintains a portfolio of cash equivalents, fixed rate debt instruments of the federal government and high-quality corporate issuers and short-term investments in money market funds. As discussed in Note 3 of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q, as of April 30, 2003, the Company held approximately $7.7 million in debt securities issued by the federal, state and local governments and $0.3 million in corporate debt securities. Although the Company is subject to interest rate risks in these investments, the Company believes an effective increase or decrease of 10% in interest rate percentages would not have a material adverse effect on its results from operations. Consequently, the Company’s interest rate risk is minimal.

The Company has not entered into any derivative financial instruments. Currently, all of the Company’s contracts, including those involving foreign entities, are denominated in U.S. dollars and as a result, the Company has experienced no foreign exchange gains and losses to date. The Company has not engaged in foreign currency hedging activities to date, and has no intention of doing so.

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

The Company’s future operating results will depend to a significant extent on our ability to introduce the new Sierra technology on a timely basis. The Company has spent a significant amount of time and capital developing the new Sierra technology. The Company believes it will begin selling Sierra in the second quarter of fiscal year 2004 with licensing revenues expected early next fiscal year. Any delays in the launch or availability of Sierra could harm the Company’s financial results.

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

Peerless incurred an operating loss in the first fiscal quarter of fiscal year 2004, and it does not expect to be profitable in fiscal year 2004 until its fourth quarter. While Peerless believes that it could reach sustained profitability by the end of the fourth quarter of fiscal year 2004, there is no assurance that the Company will be profitable at such time or at any time in the future.

Future losses will deplete the Company’s capital resources. The factors noted below have had and may continue to have a material adverse effect on the Company’s future revenues and/or results of operations.

The future demand for the Company’s current products is uncertain.

Peerless’ monochrome technology and products have been in the marketplace for an average of 24 months as of April 30, 2003. This represents an 8% increase from the average of 22 months that the Company’s products had been in the marketplace as of April 30, 2002. The decrease in the average age of current technology and products in the marketplace reflects several very old products that have stopped shipping which has offset the decline in demand for the Company’s monochrome technology and products. Although Peerless continues to license the Company’s current technology and products to certain OEMs, there can be no assurance that the OEMs will continue to need or utilize the current technology and products the Company offers.

Peerless relies on relationships with certain customers and any change in those relationships will harm the Company’s business.

During the first quarter of fiscal year 2004, four customers, Oki Data Corporation, Konica Corporation, Seiko Epson Corporation, and Marubun Corporation, each generated greater than 10% of the Company’s revenues and collectively contributed 68% of revenues. Block license revenues for the same time period totaled $3.8 million, or 67% of revenues. During the first quarter of fiscal year 2003, three customers, Oki Data Corporation, Konica Corporation, and Seiko Epson Corporation, each generated greater than 10% of the revenues, and collectively contributed 64% of revenues. Block license revenues during the same period were $6.0 million, or 69% of revenues.

A limited number of OEM customers continue to provide a substantial portion of Peerless’ revenues. Presently, there are only a small number of OEM customers in the digital document product market to which the Company can market its technology and services. Therefore, the Company’s ability to offset a significant decrease in the revenues from a particular customer or to replace a lost customer is severely constrained. A reduction in business from just one customer providing a significant portion of the Company’s revenues can have a material adverse effect on the Company’s operating results.

Peerless relies on relationships with Adobe Systems Incorporated and Novell Inc., and any change in those relationships will harm the Company’s business.

The Company has licensing agreements with Adobe Systems Incorporated and Novell Inc. to bundle and sublicense their licensed products with the Company’s licensed software. These relationships accounted for $3.2 million in revenues and an associated $1.6 million in cost of revenues during the first quarter of fiscal year 2003. Should the agreement with any of these vendors be terminated or canceled, there is no assurance that the Company could replace that source of revenue within a short period of time, if at all. Such an event would have a material adverse effect on the Company’s operating results.

The Company is currently in discussions with Adobe Systems Incorporated and Canon Inc. to remedy a contract dispute, which, if not remedied, could result in the loss of the Adobe agreement and harm to the Company’s business.

Peerless is in negotiations with Adobe Systems Incorporated and Canon Inc. regarding the sublicense agreement between Peerless and Canon. The sublicense did not include several terms required to be included in all OEM sublicenses by Peerless’ license with Adobe. Although Adobe has indicated to Peerless that it has no current intention to pursue claims for alleged breach of the Adobe Peerless PostScript Sublicensing Agreement, Adobe has not agreed to waive the requirement that the missing terms be included in the Canon sublicense. Adobe had notified Peerless that it expected Peerless to resolve the issues by November 20, 2002. As yet, Peerless has been unable to amend the Canon sublicense in a manner acceptable to both Canon and Adobe. Thus, Adobe may exercise its right to terminate its license agreement with Peerless and take other legal action against Peerless, if it so chooses. Although Peerless believes that it will be able to resolve the issues in manner acceptable to both Adobe and Canon in the long run, there is no assurance that Peerless will be able to do so. Termination of the Adobe agreement would have a material adverse effect on Peerless’ future operating results. Approximately 56% of Peerless’ revenue for the three months ended April 30, 2003 were derived from its licensing arrangement with Adobe Systems Incorporated. See “Peerless relies on relationships with Adobe Systems Incorporated and Novell Inc., and any change in those relationships will harm the Company’s business.”

Peerless may be unable to develop additional new and enhanced products that achieve market acceptance.

Peerless currently derives substantially all of its revenues from licensing and sale of the Company’s monochrome imaging software and products and the sublicensing of third party technologies. Peerless expects that revenue from imaging products will continue to account for a substantial portion of revenues during fiscal year 2004 and beyond. The Company’s future success also depends in part on the Company’s ability to address the rapidly changing needs of potential customers in the marketplace, to introduce high-quality, cost-effective products, product enhancements and services on a timely basis, and to keep pace with technological developments and emerging industry standards. The Company’s failure to achieve its business plan to develop and to successfully introduce new products and product enhancements in the Company’s prime markets is likely to materially and adversely affect the Company’s business and financial results.

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

The Company’s net trade accounts receivable increased to $3.0 million as of April 30, 2003, up from $2.0 million as of January 31, 2003, reflecting licensing agreements signed at the end of the first quarter of fiscal year 2004. Although Peerless believes that the Company’s reserves for accounts receivable are adequate for the remainder of fiscal year 2004, there can be no assurance this is the case. If the Company’s reserves for accounts receivable are inadequate, it could have a material adverse effect on the Company’s results of operations.

The Company’s existing capital resources may not be sufficient and if Peerless is unable to raise additional capital, the Company’s business may suffer.

The Company’s cash and short-term investment portfolio was $15.9 million at April 30, 2003 and the current ratio of assets to current liabilities was 3.0:1. For the three months ended April 30, 2003, Peerless’ operations used $2.7 million in cash.

The Company’s principal source of liquidity is the Company’s cash and cash equivalents and investments, which, as of April 30, 2003, were approximately $17.0 million in the aggregate. If Peerless does not generate anticipated cash flow from licensing and services, or if expenditures are greater than expected, Peerless most likely will reduce discretionary spending, which could require a delay, scaling back or elimination of some or all of the Company’s development efforts, any of which could have a material adverse effect on the Company’s business, results of operations and prospects. Furthermore, if Peerless experiences negative cash flows greater than anticipated, and Peerless is unable to increase revenues or cut costs so that revenues generated from operating activities are sufficient to meet the Company’s obligations, Peerless will be required to obtain additional capital from other sources. Such sources might include issuances of debt or equity securities, bank financing or other means that might be available to increase the Company’s working capital. Under such circumstances, there is substantial doubt as to whether Peerless would be able to obtain additional capital on commercially reasonable terms or at all. The inability to obtain such resources on commercially acceptable terms could have a material adverse effect on the Company’s operations, liquidity and financial condition, the Company’s prospects and the scope of strategic alternatives and initiatives available to the Company. Peerless does not have a credit facility.

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

The Company’s source code also is protected as a trade secret. However, from time to time, Peerless licenses the Company’s source code to OEMs, which subjects the Company to the risk of unauthorized use or misappropriation despite the contractual terms restricting disclosure and use. In addition, it may be possible for unauthorized third parties to copy the Company’s products or to reverse engineer in order to obtain and subsequently use the Company’s proprietary information.

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

The Company’s international activities may expose the Company to additional risks associated with international business.

Peerless is substantially dependent on the Company’s international business activities. Risks inherent in the Company’s international business activities include:

•	disruptions by terrorists of normal channels of distribution;

•	disruptions by terrorists of normal communications lines;

•	disruptions due to SARS;

•	major currency rate fluctuations;

•	changes in the economic condition of foreign countries;

•	the imposition of government controls;

•	tailoring of products to local requirements;

•	trade restrictions;

•	changes in tariffs and taxes; and

•	the burdens of complying with a wide variety of foreign laws and regulations, any of which could have a material adverse effect on the Company’s operating results.

If Peerless is unable to adapt to international conditions, its business may be adversely effected.

Demand from Pacific Rim customers has continued to and may continue to decline.

Continuing into the first quarter of fiscal year 2004, the Pacific Rim economies have been financially depressed. As a result, companies in the imaging industry have reported negative financial impacts attributable to a decrease in demand from Pacific Rim customers. The Company’s Pacific Rim customers are comprised primarily of companies headquartered in Japan. These Japanese OEMs sell products containing the Company’s technology primarily in the North American, European, and Asian marketplaces. These revenues have declined and there can be no assurance that revenues from Japanese OEMs will not continue to decline in future quarters.

The Company’s stock price may experience extreme price and volume fluctuations.

The Company’s common stock has experienced price volatility. In the 60-day period ending June 9, 2003, the closing price of the stock ranged from $1.39 per share to $2.49 per share. Such price volatility may occur in the future. Factors that could affect the trading price of the Company’s common stock include, among others:

•	macroeconomic conditions;

•	actual or anticipated fluctuations in quarterly results of operations;

•	announcements of new products or significant technological innovations by the Company or the Company’s competitors;

•	developments or disputes with respect to proprietary rights;

•	losses or gains of major OEM customers;

•	general trends in the industry; and

•	overall market conditions.

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

Peerless has experienced a significant reduction in the financial performance of its engineering services that has been caused by many factors, including:

•	product development delays (see “Peerless must adapt to technology trends and evolving industry standards or the Company will not be competitive” above);

•	potential non-recurring engineering reduction for product customization (see “The Company’s near term revenue from engineering services may drop as the Company may change its strategies in how it offers its products in the marketplace” above);

•	third party delays; and

•	loss of new engineering services contracts.

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

PART II—OTHER INFORMATION

Item 6—Exhibits and Reports on Form 8-K.

(a)    Exhibits:

99.1	Principal Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (the “Act”)

99.2	Principal Financial and Accounting Officer Certification pursuant to Section 906 of the Act

(b)    Reports on Form 8-K:

1.    The Company filed a Form 8-K on March 27, 2003 containing the Company’s press release announcing its earnings for the fiscal quarter and year ended January 31, 2003.

2.    The Company filed a Form 8-K on February 20, 2003 announcing the Company’s sale of its remaining interests in Netreon, Inc. to Computer Associates International, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

PEERLESS SYSTEMS CORPORATION

Date: June 16, 2003	By:	/s/ HOWARD J. NELLOR

Howard J. Nellor President and Chief Executive Officer (Principal Executive Officer)

Date: June 16, 2003	By:	/s/ WILLIAM R. NEIL

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

Date: June 16, 2003	By:	/s/ HOWARD J. NELLOR

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

Date: June 16, 2003

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