Form 10-Q
period 2003-07-31
PEERLESS SYSTEMS CORP
filed 2003-09-15
CIK 897893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

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

     The number of shares of Common Stock outstanding as of September 5, 2003 was 15,666,988.

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

     In particular, statements regarding the Company’s outlook for future business, financial performance and growth, including projected revenue, both quarterly and from specific sources, profit, spending, including spending on research and development efforts, costs, margins, the timing of design wins, and the Company’s cash position, as well as statements regarding expectations for the digital imaging market, new product development and offerings, customer demand for the Company’s products and services, market demand for products incorporating the Company’s technology, future prospects of the Company, and the impact on future performance of organizational and operational changes; all constitute forward-looking statements.

     These forward-looking statements are just projections and estimations based upon the information available to the Company at this time. Thus they involve known and unknown risks and uncertainties such that actual results could differ materially from those projected in the forward-looking statements made in this Quarterly Report on Form 10-Q. Risks and uncertainties include, but are not limited to: a) changes in the marketplaces in which the Company offers its products; b) the failure of Peerless’ business to produce the projected financial results; c) the failure of Peerless to maintain its margins due to changes in its business model in reaction to competitive pressures; d) the delay in or the non-acceptance by the market of new product and technology offerings — including Sierra; e) the failure of Peerless’ markets to achieve anticipated growth rates; f) unfavorable economic conditions resulting in decreased demand for original equipment manufacturers’ (“OEMs”) products using Peerless’ technology, making it difficult for the Company to obtain new licensing agreements; g) OEMs’ determinations not to proceed with development of products using Peerless’ technology due to, among other things, changes in the demand for anticipated OEM products, age of Peerless’ technology, concerns about Peerless’ financial position and Peerless’ competitors offering alternative solutions; h) Peerless’ competitors coming to market with new products or alternative solutions that are superior or available at a lower cost or earlier than anticipated or believed to be possible; i) the costs associated with the development and marketing of products for imaging and networking may be higher than currently forecasted; j) changes in demand for the Company’s products and services based on market conditions and the competitiveness of Peerless’ products from both technological and pricing perspectives; k) the Company’s inability to maintain or further improve operating efficiencies or to further streamline operations; l) the impact on the Company’s financials of any future need to expand the organization to meet customer or market demands; m) expected incremental costs of operations arising out of the change in the law, including the Sarbanes-Oxley Act of 2002, regarding corporate governance, financial disclosure, auditor independence, corporate fraud and the accounting profession in general; and n) other factors affecting Peerless’ business and the forward-looking statements set forth herein. Those risks and uncertainties include those set forth in pages 15 through 20 of this Quarterly Report on Form 10-Q.

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

PEERLESS SYSTEMS CORPORATION

TRADEMARKS

     Memory Reduction Technology® (MRT), PeerlessPowered®, WinExpress®, PeerlessPrint®, redipS®, AccelePrint®, SyntheSys®, QuickPrint® and PerfecTone® are registered trademarks of Peerless Systems Corporation. Peerless™, MagicPrint™, VersaPage™ and Everest™ are trademarks of Peerless Systems Corporation and are the subjects of applications pending for registration with the United States Patent and Trademark Office. PeerlessPage™, ImageWorks™ and WebWorks™ are trademarks of Peerless Systems Corporation. Peerless Systems, P logo, and Peerless logo are trademarks and service marks of Peerless Systems Corporation registered in Japan. Peerless is a trademark of Peerless Systems Corporation that is the subject of applications for registration pending in Australia, People’s Republic of China, the European Community, France, Hong Kong, Italy, Korea, Spain, Republic of China and the United Kingdom. RedipS is a trademark of Peerless Systems Corporation registered in Canada and in the European Community. PeerlessPrint is a trademark of Peerless Systems Corporation that is the subject of an application for registration pending in Japan and the European Community. Everest is a trademark of Peerless Systems Corporation that is the subject of an application for registration pending in the People’s Republic of China, Japan and Korea. PeerlessPrint (in Katakana) is a trademark of Peerless Systems Corporation that is the subject of an application for registration pending in Japan.

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements.

PEERLESS SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands)

	July 31,	January 31,
	2003	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,515	$14,355
Restricted cash	20	20
Short-term investments	7,184	1,729
Trade accounts receivable, net	2,435	2,015
Unbilled receivables	23	88
Prepaid expenses and other current assets	989	797

Total current assets	18,166	19,004
Investments	270	1,945
Property and equipment, net	2,057	2,205
Other assets	916	953

Total assets	$21,409	$24,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$450	$688
Accrued wages	1,132	1,091
Accrued compensated absences	719	657
Other current liabilities	3,622	2,995
Deferred revenue	843	1,081

Total current liabilities	6,766	6,512
Other tax liabilities	845	980
Deferred rent	360	404

Total liabilities	7,971	7,896

Stockholders’ equity:
Common stock	15	15
Additional paid-in capital	49,086	48,882
Accumulated deficit	(35,550)	(32,573)
Treasury stock	(113)	(113)

Total stockholders’ equity	13,438	16,211

Total liabilities and stockholders’ equity	$21,409	$24,107

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,

	2003	2002	2003	2002

Revenues:
Product licensing	$4,706	$5,687	$8,864	$12,561
Engineering services and maintenance	879	932	1,712	2,625
Other	567	473	1,263	505

Total revenues	6,152	7,092	11,839	15,691

Cost of revenues:
Product licensing	2,044	2,148	3,607	4,690
Engineering services and maintenance	869	607	1,677	1,578
Other	251	250	553	270

Total cost of revenues	3,164	3,005	5,837	6,538

Gross margin	2,988	4,087	6,002	9,153

Operating expenses:
Research and development	2,900	2,449	5,191	4,951
Sales and marketing	1,217	1,103	2,388	2,194
General and administrative	1,393	1,574	2,368	2,855

Total operating expenses	5,510	5,126	9,947	10,000

Loss from operations	(2,522)	(1,039)	(3,945)	(847)

Interest income, net	33	111	70	221
Other income, net	—	—	1,490	—

Total other income	33	111	1,560	221

Loss before income taxes	(2,489)	(928)	(2,385)	(626)
Provision (benefit) for income taxes	308	234	592	(42)

Net loss	$(2,797)	$(1,162)	$(2,977)	$(584)

Loss per share — basic and diluted	$(0.18)	$(0.08)	$(0.19)	$(0.04)

Weighted average common shares outstanding — basic and diluted	15,529	15,241	15,476	15,265

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	July 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(2,977)	$(584)
Adjustments to reconcile net loss to net cash provided (used)
by operating activities:
Depreciation and amortization	665	820
Amortization of investment discounts and premiums	19	10
Loss from lease amendment	—	725
Gain from sublease termination	(938)	—
Gain from Netreon sale	(971)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(420)	1,820
Unbilled receivables	65	(510)
Income taxes receivable	—	(544)
Prepaid expenses and other assets	(128)	(551)
Accounts payable	(238)	4
Deferred revenue	(238)	(182)
Other liabilities	552	(447)

Net cash provided (used) by operating activities	(4,609)	561

Cash flows from investing activities:
Proceeds from Netreon sale	971	—
Proceeds from sublease termination	639	—
Purchases of property and equipment	(155)	(124)
Purchases of available-for-sale securities	(7,325)	(250)
Proceeds from sales of available-for-sale securities	3,525	600
Purchases of software licenses	(90)	(113)

Net cash provided (used) by investing activities	(2,435)	113

Cash flows from financing activities:
Proceeds from issuance of common stock	197	—
Proceeds from exercise of common stock options	7	57

Net cash provided by financing activities	204	57

Net increase (decrease) in cash and cash equivalents	(6,840)	731
Cash and cash equivalents, beginning of period	14,355	11,030

Cash and cash equivalents, end of period	$7,515	$11,761

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

     The Company also enters into engineering services contracts with certain of its OEMs to provide turnkey solutions, adapting the Company’s software and supporting electronics to specific OEM requirements. Revenues on such contracts are recognized over the course of the engineering work on a percentage-of-completion basis. Progress-to-completion under percentage-of-completion is determined based on direct costs, consisting primarily of labor and materials, expended on the arrangement. The Company provides for any anticipated losses on such contracts in the period in which such losses are first determinable. At July 31, 2003 and January 31, 2003, the Company had no engineering contracts on which it required any loss provisions. Maintenance revenues are recognized ratably over the term of the maintenance contract.

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

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
in thousands
(Unaudited)

     On January 29, 2002, the Company divested itself of the Netreon storage management operations. As a result of this divestiture, the Company is solely engaged in Imaging operations. Prior to the divestiture, the Company viewed its operations in two segments, Imaging and Storage operations.

3.     Investments:

     Investments consisted of the following:

	July 31,	January 31,
	2003	2003

	(unaudited)
Available-for-sale securities:
Maturities within one year:
U.S. government debt securities	$501	$913
State and local government debt securities	709	816
Corporate debt securities	398	—

	1,608	1,729

Maturities after one year through five years:
U.S. government debt securities	397	1,228
State and local government debt securities	509	417

	906	1,645

Maturities after five through ten years:
State and local government debt securities	715	—

Maturities after ten years:
State and local government debt securities	3,455	—
Corporate debt securities	770	300

	4,225	300

Total investments	$7,454	$3,674

     The above available-for-sale securities includes $4.3 million of investments with contractual maturities greater than one year which are classified on the consolidated balance sheets as current investments, based on the Company’s intention to use these investments to fund current operations, if necessary.

     The fair value of available-for-sale securities at July 31, 2003 and January 31, 2003 approximated their carrying value (amortized cost). Unrealized gains or losses on securities were immaterial for all periods presented.

     In the first quarter of fiscal year 2004, the Company recorded a $121 loss for a correction to fiscal year 2002 reported accrued interest.

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
in thousands
(Unaudited)

4.     Stock-based Compensation:

     The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for its stock option plans (“ESOP”) and the employee stock purchase plan (“ESPP”), and therefore does not recognize compensation expense for grants of stock options under the ESOP or shares sold under the ESPP. Under SFAS No. 123, compensation cost would be recognized for the fair value of the employee option rights and shares sold under the ESPP. In determining the fair value, the Company used the Black-Scholes model, assumed no dividends per year, used expected lives ranging from 2 to 10 years, expected volatility of 84.9% and 97.8% for the three and six months ended July 31, 2003 and 2002, respectively, and risk free interest rates of 2.87% and 2.08% for the three and six months ended July 31, 2003 and 2002, respectively. The weighted average per share fair values of options granted during the periods presented with exercise prices equal to market price on the date of grant were $1.51 and $1.02 for the three months ended July 31, 2003 and 2002, respectively, and $1.38 and $0.87 for the six months ended July 31, 2003 and 2002, respectively. There were no options granted with exercise prices below market price on the date of grant during any of the periods presented. Had compensation cost for the Company’s grants under stock-based compensation plans and shares sold under the ESPP been determined consistent with SFAS No. 123, the Company’s net losses and losses per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	July 31,		July 31,

	2003	2002	2003	2002

Loss as reported	$(2,797)	$(1,162)	$(2,977)	$(584)

Pro forma net loss	$(2,998)	$(2,018)	$(3,380)	$(2,295)

Loss per share as reported
Basic and diluted	$(0.18)	$(0.08)	$(0.19)	$(0.04)

Pro forma net loss per share
Basic and diluted	$(0.19)	$(0.13)	$(0.22)	$(0.15)

5.     Concentration of Revenues:

     During the second quarter of fiscal year 2004, four customers each generated greater than 10% of revenues and collectively contributed 55% of revenues. Block license revenues for the same time period were 59% of revenues. During the second quarter of fiscal year 2003, two customers each generated greater than 10% of revenues, and collectively contributed 34% of revenues. Block license revenues for that period accounted for 64% of revenues.

6.     Netreon Sale:

     On February 20, 2003, the Company announced the sale of its remaining interest in Netreon. As a result of the sale, the Company recorded in other income a gain of $971, net of expenses, associated with this transaction in the first quarter of fiscal year 2004.

7.     Sublease Termination:

     On February 28, 2003, a sublessee terminated a sublease that involved approximately 9,000 square feet of the Company’s El Segundo, California headquarters. As a result of the termination, the Company received $639 in cash and a forfeited deposit, which is included in other income. In addition, the Company received $299 in net fixed assets returned to the Company, which was classified as operating expenses, the same classification used in a prior period when a loss was recognized for the disposal of these same assets. The assets were recorded at fair market value.

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
in thousands
(Unaudited)

8.     Subsequent Event:

     On August 26, 2003, the Company’s Board of Directors approved the conversion of a royalty bearing perpetual license to a fully paid up perpetual license to use certain third party color technology to be incorporated into the Company’s high performance color architecture and products. The licensed technology is presently being applied in several of the Company’s research and development projects and will be incorporated into the Company’s new products. The total cost of $1,100 for this license will be capitalized and amortized over the period of its use on such projects and products. As of July 31, 2003, prepaid license fees of $650 were included in other assets. It is expected that the remaining $450 will be paid within the next three weeks.

9.     Recent Accounting Pronouncements:

     The Emerging Issues Task Force “EITF” recently reached a consensus on its tentative conclusions for EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides accounting guidance for the allocation of revenue where delivery or performance of products, services and/or performance may occur at different points in time or over different periods of time. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003. The Company believes the adoption of EITF 00-21 will not have a material impact on its financial position or results of operations.

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

     The Company is developing controller products and applications for sale to OEM sales and distribution channels. Digital document products include monochrome (black and white) and color printers, copiers, fax machines and scanners, as well as multifunction products (“MFPs”) that perform a combination of these imaging functions. In order to process digital text and graphics, digital document products rely on a core set of imaging software and supporting electronics, collectively known as a digital imaging system. Network interfaces supply the core technologies to digital document products that enable them to communicate over local and wide area networks and the Internet. The Peerless family of products and engineering services provide fully integrated advanced and proprietary imaging and networking technologies that enable the Company’s OEM customers and third party developers for OEM’s to develop stand-alone and networked digital printers, copiers, and MFPs quickly and cost effectively. The Company markets its solutions directly to OEM customers including Canon, Kyocera, Konica Minolta Holdings, Legend, Oki Data, Panasonic Communications Company, Ltd., Ricoh, and Seiko Epson. The Company has attempted to expand its solution offerings by incorporating related imaging and networking technologies developed internally or licensed from third parties. The Company is also developing more diverse distribution channels for its products and expanding its target markets to distributors, value added resellers, system integrators, OEM sales operations, and geographically to the People’s Republic of China and Taiwan.

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

     In response to the Company’s belief that the demand for the Company’s core monochrome offerings may grow at lower rates than in past years and that the Company may continue to meet sales resistance from its customers, Peerless has recently developed and commercialized high performance color imaging and printing technologies and a new open architecture named “Sierra.” Peerless believes that products based on its Sierra technology address key growth areas in the imaging market including: increased demand for color imaging, the emergence of MFPs, and continued demand for faster low cost monochrome printing solutions.

     During the last fiscal year, Peerless introduced Sierra at trade shows in the United States and demonstrated it in Japan. Peerless expects that Sierra will increase future license revenues once it has been successfully introduced into the marketplace and the Company enters into a sale of this technology. Peerless believes that it may be able see its first sale of Sierra technology as early as the fourth quarter of fiscal year 2004 and obtain licensing revenues in early next fiscal year. (See “If the Company is unable to sell the new Sierra technology on a timely basis, the Company’s future revenue and operating results may be harmed” and “If the marketplace does not accept Peerless’ new Sierra technology, the Company’s future revenues and operating results may be harmed” under the Risks and Uncertainties section of this Quarterly Report on Form 10-Q). Peerless believes that its new Sierra technology will contribute an increasing percentage of the Company’s overall revenue in the future.

Quarter Overview

     Revenues increased sequentially in the second quarter of fiscal year 2004. Sequential increases in revenues during the remaining quarters of fiscal year 2004 are expected as the Company expects to expand its market through its Sierra-based products, penetrate into new sales channels, and sign new license agreements. Although there have been fewer opportunities for the Company to sell its turnkey services and SDKs, the Company continued to support its current OEM controller customers in the digital printing devices business with its existing technology and has sized the organization to provide the necessary support and maintenance. During the current quarter, the Company has invested in research and development and has developed and integrated new product technologies that the Company will offer to its OEM customers in this and future quarters.

     The Company has addressed the deterioration in the demand for its core monochrome technology solutions by investing in leading edge technologies (including Sierra), by sizing its organization to manage the current business requirements of imaging for digital document products and adapting its pricing model to changing market conditions. The Company has also addressed the deterioration in revenues by expanding its offerings in new distribution channels and geographic regions, including the People’s Republic of China and Taiwan.

     During the second quarter, a limited number of customers continued to provide a substantial portion of the Company’s revenues. Four customers, Konica Corporation, Seiko Epson Corporation, Oki Data Corporation, and Novell, each generated greater than 10% of the Company’s revenue and collectively contributed approximately 55% of the Company’s total revenues. Therefore, the availability and successful closing of new contracts, or modifications and additions to existing contracts with these customers may materially impact the Company’s financial position and results of operations from quarter to quarter. The Company is continuing its efforts to diversify its customers and expand its customer base.

     In order to maximize stockholder value, the Company is exploring opportunities to enhance the value of the Company, including new technology, market opportunities, mergers, acquisitions and/or the sale of all or a portion of Company’s assets. There is no assurance that the Company can or will be successful in the pursuit of these new opportunities that are expected to result in a growth in stockholder value. Failure to realize success in these opportunities could have a material adverse effect on the Company’s operational results and stockholder value.

Liquidity and Capital Resources

     The Company’s principal source of liquidity is its cash and cash equivalents and investments, which, as of July 31, 2003, were $15.0 million in the aggregate. During the six months ended July 31, 2003, the Company experienced a negative cash flow, due primarily to the operating loss during the period.

     Total assets at July 31, 2003 were $21.4 million, compared with $24.1 million as of January 31, 2003. Stockholders’ equity was $13.4 million at July 31, 2003, compared with $16.2 million at January 31, 2003. The Company’s cash and investment portfolio at July 31, 2003 was $15.0 million, down from $18.0 million as of January 31, 2003, and the ratio of current assets to current liabilities was 2.7:1 as of July 31, 2003, compared with 2.9:1 as of January 31, 2003. The Company’s operations used $4.6 million in cash during the six months ended July 31, 2003, compared to $0.6 million in cash provided by operations during the six months ended July 31, 2002.

     During the six months ended July 31, 2003, $2.4 million in cash was used by the Company’s investing activities. It is the Company’s policy to invest the majority of its unused cash in low risk government and commercial debt securities. The Company has not historically purchased, nor does it expect to purchase in the future, derivative instruments or enter into hedging transactions. During the first six months of fiscal year 2004, the Company invested $0.2 million in property, equipment and leasehold improvements, compared to $0.1 million invested during the first six months of fiscal year 2003.

     The Company is in the process of completing an agreement in which it will obtain a fully paid up perpetual license to use certain third party color technology to be incorporated into the Company’s high performance color architecture and products. To complete the agreement, the Company expects to pay an additional $0.5 million within the next three weeks (see Note 8 to the Consolidated Financial Statements).

     During the first six months of fiscal year 2004, cash and investments decreased $3.0 million, compared to an increase of $0.4 million in the comparable six month period ended July 31, 2002.

     The Company does not have a credit facility; however, it may explore opportunities to obtain a line of credit for short-term financing in order to avoid disruptions of its current investment levels.

     If the Company does not generate anticipated cash flow from sales, or if expenditures are greater than expected, the Company most likely will reduce discretionary spending, which would require the Company to delay, scale back or eliminate some or all of its development efforts, including Sierra, any of which could have a material adverse effect on the Company’s business, results of operations and prospects. Further, if the Company continues to experience negative cash flows, as is anticipated, and is unable to increase revenues or cut costs so that revenues generated from operating activities are sufficient to meet the Company’s obligations as a result of which the Company exhausts current capital resources, the Company will be required to obtain additional capital from other sources. Such sources might include issuance of debt or equity securities, bank financing or other means that might be available to the Company to increase its working capital. Under such circumstances, there is substantial doubt as to whether the Company would be able to obtain additional capital on commercially reasonable terms or at all. The inability to obtain such resources on commercially acceptable terms would have a material adverse effect on the Company, its operations, liquidity and financial condition, its prospects and the scope of strategic alternatives and initiatives available to the Company.

Results of Operations

Comparison of Three and Six Months Ended July 31, 2003 and 2002

     The Company’s net loss in the second quarter of fiscal year 2004 was $(2.8) million, or $(0.18) per share, compared with a net loss of $(1.2) million, or $(0.08) per share, in the second quarter of fiscal year 2003. For the six month period ending July 31, 2003, the net loss was $(3.0) million, or $(0.19) per share, compared to a net loss of $(0.6) million, or $(0.04) per share for the same period in fiscal year 2003.

     Consolidated revenues for the three and six months ended July 31, 2003 were $6.2 million and $11.8 million, respectively, compared to $7.1 million and $15.7 million, respectively, for the comparable periods ended July 31, 2002. The decreases in both periods were the result of lower licensing and engineering services and maintenance revenues, partially offset by increased ASIC sales.

     Total cost of revenues for the three and six months ended July 31, 2003 were $3.2 million and $5.8 million, respectively, compared to $3.0 million and $6.5 million, respectively, for the comparable periods ended July 31, 2002. The decreases were due primarily to the lower levels of product licensing and engineering services revenues in the fiscal year 2004 periods. Product licensing costs for the three and six months ended July 31, 2003 were $2.0 million and $3.6 million, respectively, as compared to $2.1 million and $4.7 million, respectively, for the comparable periods ended July 31, 2002. The decreases in both periods were due to the lower level of licensing revenues in the fiscal year 2004 periods. These decreases were partially offset by an additional accrual in both current year periods for certain disputed third party licensing costs totaling approximately $0.7 million. The additional accrual represents management’s best estimate of the Company’s exposure related to the licensor’s claim. The dispute arose as a result of an audit performed by an independent accounting firm. The additional accrual is based on licensing costs of approximately $19 million over a three-year period ending July 31, 2003.

     The Company’s gross margins for the three and six months ended July 31, 2003 were 49% and 51%, respectively, compared with 58% for both the three and six months ended July 31, 2002. The decreases were primarily the result of the additional accrual made for product licensing costs discussed above. The impact of the additional accrual of product licensing costs above on gross margins was to decrease gross margins by 11% and 6% in the three and six months ended July 31, 2003, respectively.

     Total operating expenses for the three and six months ended July 31, 2003 were $5.5 million and $9.9 million, respectively, compared with $5.1 million and $10.0 million, respectively, for the comparable periods ended July 31, 2002.

•	Research and development expenses in the three and six months ended July 31, 2003 increased to $2.9 million and $5.2 million, respectively, from $2.4 million and $5.0 million, respectively, in the comparable periods ended July 31, 2002. The increases during the three and six month periods were due primarily to higher staffing and consulting costs associated with the continuing development of the Company’s high performance color technology and products.

•	Sales and marketing expenses in the three and six months ended July 31, 2003 increased slightly to $1.2 million and $2.4 million, respectively, from $1.1 million and $2.2 million, respectively, in the comparable periods ended July 31, 2002. The increase in both periods is due to the hiring of additional employees to assist in the launch of Sierra and costs associated with the Company’s continued focus on obtaining new OEM customers, attending industry trade shows, and evaluating other opportunities to promote the Company’s core and new imaging and network solutions.

•	General and administrative expenses in the three and six months ended July 31, 2003 decreased to $1.4 million and $2.4 million, respectively, from $1.6 million and $2.9 million, respectively, in the comparable periods ended July 31, 2002. Included in the six months ended July 31, 2002 was a write-off of approximately $0.7 million for the reduction in office space located at the Company’s headquarters, offset by a refund of approximately $0.5 million in legal expenses associated with litigation. During the first quarter of fiscal year 2004, the Company received a $0.2 million insurance refund for costs associated with completed legal proceedings.

     Interest income for the three and six months ended July 31, 2003 were $33,000 and $70,000, respectively, compared to $0.1 million and $0.2 million, respectively, for the comparable periods ended July 31, 2002. The decreases during both periods were due to lower yields on the Company’s investments in government and corporate bonds.

     Other income for the six months ended July 31, 2003 includes a gain of $1.0 million, net of expenses, associated with the Company’s sale of its remaining interest in Netreon, Inc., announced on February 20, 2003. In addition, the Company recorded a gain of $0.6 million associated with the termination of a sublease of a portion of its leased office space at its headquarters in El Segundo, California. Additionally, the Company recorded a $121,000 loss for a correction to fiscal year 2002 reported accrued interest. All of these items were recorded in the first quarter of fiscal year 2004.

     The provision for income taxes for the three and six months ended July 31, 2003 were $0.3 million and $0.6 million, respectively. The provision for income taxes for the three months ended July 31, 2002 was $0.2 million and the benefit for income taxes for the six months ended July 31, 2002 was $0.04 million. The provisions for income taxes were the results of foreign income taxes paid. The benefit for income taxes for the six months ended July 31, 2002 includes the results of a change in the tax code that allowed the Company to carry back losses to obtain a tax refund, offset by foreign income taxes paid. The Company has provided the valuation allowance on its net deferred tax assets because of the uncertainty with respect to the Company’s ability to generate future taxable income to realize the deferred tax assets.

Item 3—Quantitative and Qualitative Disclosures About Market Risk.

     As of July 31, 2003, the Company does not hold any positions in equity securities of other publicly traded companies.

     The Company’s exposure to interest rate risk relates primarily to the Company’s non-equity investment portfolio. The primary objectives of the Company’s investment activities are to preserve the principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company from time to time maintains a portfolio of cash equivalents, fixed rate debt instruments of the federal government and high-quality corporate issuers and short-term investments in money market funds. As discussed in Note 3 of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q, as of July 31, 2003, the Company held approximately $6.3 million in debt securities issued by the federal, state and local governments and $1.2 million in corporate debt securities. Although the Company is subject to interest rate risks in these investments, the Company believes an effective increase or decrease of 10% in interest rate percentages would not have a material adverse effect on its results from operations. Consequently, the Company’s interest rate risk is minimal.

     The Company has not entered into any derivative financial instruments. Currently, all of the Company’s contracts, including those involving foreign entities, are denominated in U.S. dollars and as a result, the Company has experienced no foreign exchange gains and losses to date. The Company has not engaged in foreign currency hedging activities to date, and has no intention of doing so.

Item 4—Controls and Procedures.

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

     There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Risks and Uncertainties

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

If the Company is unable to sell the new Sierra technology on a timely basis, the Company’s future revenue and operating results may be harmed.

     The Company’s future operating results will depend to a significant extent on its ability to introduce the new Sierra technology on a timely basis. The Company has spent a significant amount of time and capital developing the new Sierra technology. The Company currently expects to formally launch the Sierra hardware product into channel sales in the fourth quarter of fiscal year 2004, and obtain a design win with an OEM customer by the end of the fourth quarter of fiscal year 2004, with licensing revenues expected next fiscal year. Any delays in the launch of channel sales or a design win with an OEM customer could harm the Company’s financial results.

If the marketplace does not accept Peerless’ new Sierra technology, the Company’s future revenue and operating results may be harmed.

     Sierra may not be accepted by the marketplace for many reasons including, among others, incompatibility with existing or forthcoming systems, lack of perceived need by customers, uncertainty regarding whether the benefits exceed the cost, the availability of alternatives and unwillingness to use new or unproven products. If the marketplace does not accept the Sierra architecture or if the marketplace takes additional time to accept the Sierra technology than the Company is expecting, Peerless’ future revenues and operating results may be harmed.

The Company’s near term revenue from engineering services may drop as the Company may change its strategies regarding how it offers its products in the marketplace.

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

     Peerless incurred an operating loss in the first two fiscal quarters of fiscal year 2004, and it does not expect to be profitable in fiscal year 2004 until its fourth quarter. While Peerless believes that it could reach sustained profitability by the end of the fourth quarter of fiscal year 2004, there is no assurance that the Company will be profitable at such time or at any time in the future.

     Future losses may deplete the Company’s capital resources, decrease stockholder value and have a material adverse effect on the Company’s future revenues and/or results of operations.

The future demand for the Company’s current products is uncertain.

     Peerless’ monochrome technology and products have been in the marketplace for an average of 25 months as of July 31, 2003. This represents a 9% increase from the average of 23 months that the Company’s products had been in the marketplace as of July 31, 2002. The increase in the average age represents the decline in demand for the Company’s monochrome technology and products. Although Peerless continues to license the Company’s current technology and products to certain OEMs, there can be no assurance that the OEMs will continue to need or utilize the current technology and products the Company offers.

Peerless relies heavily on relationships with certain customers and any change in those relationships will harm the Company’s business.

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

     During the second quarter of fiscal year 2004, four customers, Konica Corporation, Seiko Epson Corporation, Oki Data Corporation, and Novell Inc., each generated greater than 10% of the Company’s revenues and collectively contributed 55% of revenues. Block license revenues for the same time period totaled $3.6 million, or 59% of revenues. During the second quarter of fiscal year 2003, only two customers, Oki Data Corporation and Konica Corporation, each generated greater than 10% of the revenues, and collectively contributed 34% of revenues. Block license revenues during the same period were $4.5 million, or 64% of revenues. A reduction in business from just one customer providing a significant portion of the Company’s revenues can have a material adverse effect on the Company’s operating results.

Peerless relies on relationships with Adobe Systems Incorporated and Novell Inc., and any change in those relationships will harm the Company’s business.

     The Company has licensing agreements with Adobe Systems Incorporated and Novell Inc. to bundle and sublicense their licensed products with the Company’s licensed software. These relationships accounted for $3.1 million in revenues and an associated $1.4 million in cost of revenues during the second quarter of fiscal year 2004. Should the agreement with either of these vendors be terminated or canceled, there is no assurance that the Company could replace that source of revenue within a short period of time, if at all. Such an event would have a material adverse effect on the Company’s operating results.

The Company, as a sublicensor of third party intellectual property, is subject to audits of the Company’s licensing fee costs.

     The Company’s licensing agreements that include third party intellectual property result in royalties contractually due and payable to the third parties. The rates are subject to interpretation of contract language and intent of the contracting parties, and may result in disputes as to the correct rates. Peerless is subject to audits of the Company’s data serving as the basis for the royalties due. Such audits may result in adjustments to the royalty amounts due.

The Company is currently in discussions with Adobe Systems Incorporated and Canon Inc. to remedy a contract dispute, which, if not remedied, could result in the loss of the Adobe agreement and harm to the Company’s business.

     Peerless is in negotiations with Adobe Systems Incorporated and Canon Inc. regarding the sublicense agreement between Peerless and Canon. The sublicense did not include several terms required to be included in all OEM sublicenses by Peerless’ license with Adobe. Although Adobe has indicated to Peerless that it has no current intention to pursue claims for alleged breach of the Adobe Peerless PostScript Sublicensing Agreement, Adobe has not agreed to waive the requirement that the missing terms be included in the Canon sublicense. Adobe had notified Peerless that it expected Peerless to resolve the issues by November 20, 2002. Although the Company is continuing to work with Adobe and Canon, Peerless has been unable to amend the Canon sublicense in a manner acceptable to both Canon and Adobe. Thus, Adobe may exercise its right to terminate its license agreement with Peerless and take other legal action against Peerless, if it so chooses. Although Peerless believes that it will be able to resolve the issues in a manner acceptable to both Adobe and Canon in the long run, there is no assurance that Peerless will be able to do so. Termination of the Adobe agreement would have a material adverse effect on Peerless’ future operating results. Approximately 44% of Peerless’ revenue for the six months ended July 31, 2003 was derived from its licensing arrangement with Adobe Systems Incorporated. See “Peerless relies on relationships with Adobe Systems Incorporated and Novell Inc., and any change in those relationships will harm the Company’s business.”

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

     The Company’s net trade accounts receivable increased to $2.4 million as of July 31, 2003, up from $2.0 million as of January 31, 2003, reflecting licensing agreements signed at the end of the second quarter of fiscal year 2004. Although Peerless believes that the Company’s reserves for accounts receivable are adequate for the remainder of fiscal year 2004, there can be no assurance this is the case. If the Company’s reserves for accounts receivable are inadequate, it could have a material adverse effect on the Company’s results of operations.

The Company’s existing capital resources may not be sufficient and if Peerless is unable to raise additional capital, the Company’s business may suffer.

     The Company’s cash and short-term investment portfolio was $14.7 million at July 31, 2003 and the current ratio of assets to current liabilities was 2.7:1. For the six months ended July 31, 2003, Peerless’ operations used $4.6 million in cash.

     The Company’s principal source of liquidity is the Company’s cash and cash equivalents and investments, which, as of July 31, 2003, were approximately $15.0 million in the aggregate. If Peerless does not generate anticipated cash flow from licensing and services, or if expenditures are greater than expected, Peerless most likely will reduce discretionary spending, which could require a delay, scaling back or elimination of some or all of the Company’s development efforts, any of which could have a material adverse effect on the Company’s business, results of operations and prospects. Furthermore, if Peerless experiences negative cash flows greater than anticipated, and Peerless is unable to increase revenues or cut costs so that revenues generated from operating activities are sufficient to meet the Company’s obligations, Peerless will be required to obtain additional capital from other sources. Such sources might include issuances of debt or equity securities, bank financing or other means that might be available to increase the Company’s working capital. Under such circumstances, there is substantial doubt as to whether Peerless would be able to obtain additional capital on commercially reasonable terms or at all. The inability to obtain such resources on commercially acceptable terms could have a material adverse effect on the Company’s operations, liquidity and financial condition, the Company’s prospects and the scope of strategic alternatives and initiatives available to the Company.

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

     If Peerless is unable to adapt to international conditions, its business may be adversely affected.

Demand from Pacific Rim customers has continued to and may continue to decline.

     Continuing into the second quarter of fiscal year 2004, the Pacific Rim economies have been financially depressed. As a result, companies in the imaging industry have reported negative financial impacts attributable to a decrease in demand from Pacific Rim customers. The Company’s Pacific Rim customers are comprised primarily of companies headquartered in Japan. These Japanese OEMs sell products containing the Company’s technology primarily in the North American, European, and Asian marketplaces. These revenues have declined and there can be no assurance that revenues from Japanese OEMs will not continue to decline in future quarters.

The Company’s stock price may experience extreme price and volume fluctuations.

     The Company’s common stock has experienced price volatility. In the 60-day period ending July 31, 2003, the closing price of the stock ranged from $1.81 per share to $3.19 per share. Such price volatility may occur in the future. Factors that could affect the trading price of the Company’s common stock include, among others:

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

     The Company’s recurring licensing revenue model has shifted from per-unit royalties paid upon OEM shipment of its product and guaranteed quarterly minimum royalties to a model that results in revenues associated with the sale of SDKs and block licenses. The reliance on block licenses has occurred due to aging OEM products in the marketplace, OEM demands in negotiating licensing agreements, reductions in the number of OEM products shipping and a design win mix that changed from object code licensing arrangements to SDKs. Revenues may continue to fluctuate significantly from quarter to quarter as the number and value of design wins vary, or if the signing of block licenses are delayed or the licensing opportunities are lost to competitors. Any of these factors could have a material adverse effect on the Company’s operating results. See “The Company’s near term revenue may drop as a result of the timing of licensing revenues and the reduced demand for its existing monochrome technologies” above.

The Company’s revenue from engineering services is subject to significant fluctuations.

     Peerless has experienced a significant reduction in the financial performance of its engineering services that has been caused by many factors, including:

•	product development delays;

•	potential non-recurring engineering reduction for product customization (see “The Company’s near term revenue from engineering services may drop as the Company may change its strategies in how it offers its products in the marketplace” above);

•	third party delays; and

•	loss of new engineering services contracts.

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

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

     The Company held its annual stockholders meeting on June 19, 2003. The following matters were voted upon at the meeting:

1.	The election of four directors to serve on the Company’s Board of Directors:

	Votes Cast

		Against or
Name of Director Elected	For	Withheld

Robert G. Barrett	13,285,945	783,063
Louis C. Cole	13,283,845	785,163
Howard J. Nellor	13,288,945	780,063
Robert L. North	13,283,845	785,163

2.	The ratification of the Company’s selection of Ernst & Young as the Company’s independent auditors for the year ending January 31, 2004:

For	Against	Abstain

13,846,552	210,800	11,656

3.	The amendment of the Company’s 1996 Equity Incentive Plan, as amended and restated, to increase the aggregate number of shares of the Company’s common stock authorized for issuance under the plan by 700,000 shares:

For	Against	Abstain

10,644,448	3,352,750	71,810

Item 6—Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

10.63	Amendment No. 4 to the Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of July 31, 2003.

10.64	Amendment No. 10 to the Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of July 31, 2003.

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002 (the “Act”)

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Act

32.1	Principal Executive Officer Certification pursuant to Section 906 of the Act

32.2	Principal Financial and Accounting Officer Certification pursuant to Section 906 of the Act

     (b)  Reports on Form 8-K:

          1. The Company filed a Form 8-K on June 12, 2003 containing the Company’s press release announcing its earnings for the fiscal quarter ended April 30, 2003.

          2. The Company filed a Form 8-K/A on June 13, 2003 amending its Form 8-K filed on June 12, 2003 containing the Company’s press release announcing its earnings for the fiscal quarter ended April 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

PEERLESS SYSTEMS CORPORATION

Date: September 12, 2003	By:	/s/ Howard J. Nellor

Howard J. Nellor President and Chief Executive Officer (Principal Executive Officer)

Date: September 12, 2003	By:	/s/ William R. Neil

William R. Neil Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)