Form 10-Q
period 2003-10-31
PEERLESS SYSTEMS CORP
filed 2003-12-15
CIK 897893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-21287

Peerless Systems Corporation

(Exact name of registrant as specified in its charter)

Delaware	95-3732595
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2381 Rosecrans Avenue, El Segundo, CA (Address of Principal Executive Offices)	90245 (Zip Code)

(310) 536-0908

(Registrant’s telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑

          The number of shares of Common Stock outstanding as of December 5, 2003 was 15,710,459.

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

      In particular, statements regarding the Company’s outlook for future business, financial performance and growth, including projected revenue, both quarterly and from specific sources, profit, spending, including spending on research and development efforts, costs, margins, the timing and number of design wins, and the Company’s cash position, as well as statements regarding expectations for the digital imaging market, new product development and offerings, customer demand for the Company’s products and services, market demand for products incorporating the Company’s technology, future prospects of the Company, and the impact on future performance of organizational and operational changes; all constitute forward-looking statements.

      These forward-looking statements are just projections and estimations based upon the information available to the Company at this time. Thus they involve known and unknown risks and uncertainties such that actual results could differ materially from those projected in the forward-looking statements made in this Quarterly Report on Form 10-Q. Risks and uncertainties include, but are not limited to: a) changes in the marketplaces in which the Company offers its products; b) the failure of Peerless’ business to produce the projected financial results or design wins; c) the failure of Peerless to maintain its margins due to changes in its business model in reaction to competitive pressures; d) the delay in or the non-acceptance by the market of new product and technology offerings; e) the failure of Peerless’ markets to achieve anticipated growth rates; f) unfavorable economic conditions resulting in decreased demand for original equipment manufacturers’ (“OEMs”) products using Peerless’ technology, making it difficult for the Company to obtain new licensing agreements; g) OEMs’ determinations not to proceed with development of products using Peerless’ technology due to, among other things, changes in the demand for anticipated OEM products, age of Peerless’ technology, concerns about Peerless’ financial position and Peerless’ competitors offering alternative solutions; h) Peerless’ competitors coming to market with new products or alternative solutions that are superior or available at a lower cost or earlier than anticipated or believed to be possible; i) the costs associated with the development and marketing of products for imaging and networking may be higher than currently forecasted; j) changes in demand for the Company’s products and services based on market conditions and the competitiveness of Peerless’ products from both technological and pricing perspectives; k) the Company’s inability to maintain or further improve operating efficiencies or to further streamline operations; l) the impact on the Company’s financials of any future need to expand the organization to meet customer or market demands; m) incremental costs of operations arising out of the change in the law, including the Sarbanes-Oxley Act of 2002, regarding corporate governance, financial disclosure, auditor independence, corporate fraud and the accounting profession in general; and n) other factors affecting Peerless’ business and the forward-looking statements set forth herein. Those risks and uncertainties include those set forth in pages 16 through 23 of this Quarterly Report on Form 10-Q.

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

PART I -- FINANCIAL INFORMATION
Item 1 -- Financial Statements.
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
Item 2 -- Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3 -- Quantitative and Qualitative Disclosures About Market Risk
Item 4 -- Controls and Procedures
PART II -- OTHER INFORMATION
Item 6 -- Exhibits and Reports on Form 8-K.
SIGNATURES
EXHIBIT 10.65
EXHIBIT 10.66
EXHIBIT 10.67
EXHIBIT 10.68
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PEERLESS SYSTEMS CORPORATION

TRADEMARKS

      Memory Reduction Technology® (MRT), PeerlessPowered®, WinExpress®, PeerlessPrint®, redipS®, AccelePrint®, SyntheSys®, QuickPrint® and PerfecTone® are registered trademarks of Peerless Systems Corporation. Peerless™, MagicPrint™, VersaPage™ and Everest™ are trademarks of Peerless Systems Corporation and are the subjects of applications pending for registration with the United States Patent and Trademark Office. PeerlessPage™, ImageWorks™ and WebWorks™ are trademarks of Peerless Systems Corporation. Peerless Systems, P logo, and Peerless logo are trademarks and service marks of Peerless Systems Corporation registered in Japan. Peerless is a trademark of Peerless Systems Corporation that is the subject of applications for registration pending in Australia, China, the European Community, France, Hong Kong, Italy, Korea, Spain, Taiwan and the United Kingdom. RedipS is a trademark of Peerless Systems Corporation registered in Canada and in the European Community. PeerlessPrint is a trademark of Peerless Systems Corporation that is the subject of an application for registration pending in Japan and the European Community. PeerlessPrint (in Katakana) is a trademark of Peerless Systems Corporation that is the subject of an application for registration pending in Japan. Everest is a trademark of Peerless Systems Corporation that is the subject of an application for registration pending in People’s Republic of China, Japan, Korea and the European Community.

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements.

PEERLESS SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 31,	January 31,
	2003	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,453	$14,355
Restricted cash	20	20
Short-term investments	10,953	1,729
Trade accounts receivable, net	2,070	2,015
Unbilled receivables	397	88
Prepaid expenses and other current assets	811	797

Total current assets	15,704	19,004
Investments	—	1,945
Property and equipment, net	1,807	2,205
Other assets	1,270	953

Total assets	$18,781	$24,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$416	$688
Accrued wages	894	1,091
Accrued compensated absences	749	657
Accrued product licensing costs	3,499	2,221
Other current liabilities	641	774
Deferred revenue	745	1,081

Total current liabilities	6,944	6,512
Other tax liabilities	370	980
Deferred rent	353	404

Total liabilities	7,667	7,896

Stockholders’ equity:
Common stock	15	15
Additional paid-in capital	49,289	48,882
Accumulated deficit	(38,077)	(32,573)
Treasury stock	(113)	(113)

Total stockholders’ equity	11,114	16,211

Total liabilities and stockholders’ equity	$18,781	$24,107

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

	2003	2002	2003	2002

Revenues:
Product licensing	$4,456	$5,556	$13,320	$18,117
Engineering services and maintenance	784	1,589	2,496	4,214
Other	522	631	1,785	1,136

Total revenues	5,762	7,776	17,601	23,467

Cost of revenues:
Product licensing	1,796	1,875	5,403	6,565
Engineering services and maintenance	729	586	2,245	2,164
Other	233	342	786	612

Total cost of revenues	2,758	2,803	8,434	9,341

Gross margin	3,004	4,973	9,167	14,126

Operating expenses:
Research and development	3,228	2,285	8,580	7,236
Sales and marketing	1,173	1,140	3,561	3,334
General and administrative	1,251	1,209	3,619	4,064

Total operating expenses	5,652	4,634	15,760	14,634

Income (loss) from operations	(2,648)	339	(6,593)	(508)

Interest income, net	21	92	91	313
Other income, net	—	—	1,490	—

Total other income	21	92	1,581	313

Income (loss) before income taxes	(2,627)	431	(5,012)	(195)
Provision (benefit) for income taxes	(100)	251	492	209

Net income (loss)	$(2,527)	$180	$(5,504)	$(404)

Income (loss) per share — basic	$(0.16)	$0.01	$(0.35)	$(0.03)

Income (loss) per share — diluted	$(0.16)	$0.01	$(0.35)	$(0.03)

Weighted average common shares outstanding — basic	15,643	15,295	15,532	15,276

Weighted average common shares outstanding — diluted	15,643	15,598	15,532	15,276

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	October 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(5,504)	$(404)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	1,104	1,172
Amortization of investment discounts and premiums	39	17
Gain from sublease termination	(938)	—
Gain from Netreon sale	(971)	—
Loss from lease amendment	—	725
Changes in operating assets and liabilities:
Trade accounts receivable	(55)	1,553
Unbilled receivables	(309)	(37)
Prepaid expenses and other assets	78	(504)
Accounts payable	(272)	(88)
Accrued product licensing costs	1,278	1,244
Deferred revenue	(336)	(521)
Other liabilities	(899)	(1,163)

Net cash provided (used) by operating activities	(6,785)	1,994

Cash flows from investing activities:
Proceeds from Netreon sale	971	—
Proceeds from sublease termination	639	—
Purchases of property and equipment	(226)	(182)
Purchases of available-for-sale securities	(16,506)	(1,171)
Proceeds from sales of available-for-sale securities	9,188	1,407
Purchases of software licenses	(590)	(113)
Restricted cash	—	(20)

Net cash used by investing activities	(6,524)	(79)

Cash flows from financing activities:
Proceeds from issuance of common stock	316	—
Proceeds from exercise of common stock options	91	63

Net cash provided by financing activities	407	63

Net increase (decrease) in cash and cash equivalents	(12,902)	1,978
Cash and cash equivalents, beginning of period	14,355	11,030

Cash and cash equivalents, end of period	$1,453	$13,008

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In thousands
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

      The Company also enters into engineering services contracts with certain of its OEMs to provide turnkey solutions, adapting the Company’s software and supporting electronics to specific OEM requirements. Revenues on such contracts are recognized over the course of the engineering work on a percentage-of-completion basis. Progress-to-completion under percentage-of-completion is determined based on direct costs, consisting primarily of labor and materials, expended on the arrangement. The Company provides for any anticipated losses on such contracts in the period in which such losses are first determinable. At October 31, 2003 and January 31, 2003, the Company had no engineering contracts on which it required any loss provisions. Maintenance revenues are recognized ratably over the term of the maintenance contract.

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

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Certain previously reported financial information has been reclassified to conform to the current fiscal period presentation.

3.     Investments:

      Investments consisted of the following:

	October 31,	January 31,
	2003	2003

	(Unaudited)
Available-for-sale securities:
Maturities within one year:
U.S. government debt securities	$700	$913
State and local government debt securities	407	816
Corporate debt securities	526	—

	1,633	1,729

Maturities after one year through five years:
U.S. government debt securities	2,490	1,228
State and local government debt securities	422	417
Corporate debt securities	3,651	—

	6,563	1,645

Maturities after ten years:
State and local government debt securities	2,757	—
Corporate debt securities	—	300

	2,757	300

Total investments	$10,953	$3,674

      The above available-for-sale securities includes $9.3 million of investments with contractual maturities greater than one year which are classified on the consolidated balance sheets as current investments, based on the Company’s intention to use these investments to fund current operations, if necessary.

      The fair value of available-for-sale securities at October 31, 2003 and January 31, 2003 approximated their carrying value (amortized cost). Unrealized gains or losses on securities were immaterial for all periods presented.

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In the first quarter of fiscal year 2004, the Company recorded a $121 loss for a correction to fiscal year 2002 reported accrued interest.

4.     Stock-based Compensation:

      The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for its stock option plans (“ESOP”) and the employee stock purchase plan (“ESPP”), and therefore does not recognize compensation expense for grants of stock options under the ESOP or shares sold under the ESPP. Under SFAS No. 123, compensation cost would be recognized for the fair value of the employee option rights and shares sold under the ESPP. In determining the fair value, the Company used the Black-Scholes model, assumed no dividends per year, used expected lives ranging from 2 to 10 years, expected volatility of 74.7% and 86.6% for the three and nine months ended October 31, 2003 and 2002, respectively, and risk free interest rates of 2.89% and 1.81% for the three and nine months ended October 31, 2003 and 2002, respectively. The weighted average per share fair values of options granted during the periods presented with exercise prices equal to market price on the date of grant were $2.03 and $0.94 for the three months ended October 31, 2003 and 2002, respectively, and $1.48 and $1.00 for the nine months ended October 31, 2003 and 2002, respectively. There were no options granted with exercise prices below market price on the date of grant during any of the periods presented. Had compensation cost for the Company’s grants under stock-based compensation plans and shares sold under the ESPP been determined consistent with SFAS No. 123, the Company’s net losses and losses per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

	2003	2002	2003	2002

Net income (loss) as reported	$(2,527)	$180	$(5,504)	$(404)

Pro forma net loss	$(2,721)	$(680)	$(6,086)	$(2,984)

Net income (loss) per share as reported
Basic	$(0.16)	$0.01	$(0.35)	$(0.03)

Diluted	$(0.16)	$0.01	$(0.35)	$(0.03)

Pro forma net loss per share
Basic	$(0.17)	$(0.04)	$(0.39)	$(0.20)

Diluted	$(0.17)	$(0.04)	$(0.39)	$(0.20)

5.     Concentration of Revenues:

      During the third quarter of fiscal year 2004, four customers each generated greater than 10% of revenues and collectively contributed 77% of revenues. Block license revenues for the same time period were 59% of revenues. During the third quarter of fiscal year 2003, three customers each generated greater than 10% of revenues, and collectively contributed 53% of revenues. Block license revenues for that period accounted for 54% of revenues.

6.     Netreon Sale:

      On February 20, 2003, the Company announced the sale of its remaining interest in Netreon. As a result of the sale, the Company recorded in other income a gain of $971, net of expenses, associated with this transaction in the first quarter of fiscal year 2004.

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

8.     Purchase of Perpetual License:

      On August 26, 2003, the Company’s Board of Directors approved the conversion of a royalty bearing perpetual license to a fully paid up perpetual license to use certain third party color technology to be incorporated into the Company’s high performance color architecture and products. The licensed technology is presently being applied in several of the Company’s research and development projects and will be incorporated into the Company’s new products. The total cost of $1,100 for this license has been capitalized and is being amortized over a two-year period during its use on such projects and products. The final payment of $450 was made in September, 2003.

9.     Contingencies:

      The Company is currently in dispute with one of its licensors regarding certain contractual terms on license fees. The Company is attempting to successfully resolve the matter, however, the ultimate outcome of this uncertainty is unknown. The potential impact of this uncertainty could result in a one time increase in cost of sales.

10.     Recent Accounting Pronouncements:

      The Emerging Issues Task Force “EITF” recently reached a consensus on its tentative conclusions for EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides accounting guidance for the allocation of revenue where delivery or performance of products, services and/or performance may occur at different points in time or over different periods of time. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003. The Company believes the adoption of EITF 00-21 does not have a material impact on its financial position or results of operations.

PEERLESS SYSTEMS CORPORATION

Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

      Peerless Systems Corporation, together with its wholly-owned subsidiary, Peerless Systems Imaging Products, Inc. (together, “Peerless” or the “Company”) licenses software-based imaging and networking technology for controllers in embedded, attached and standalone digital document products and integrates proprietary software into the printers, copiers, and multifunction products of original equipment manufacturers (“OEMs”).

      The Company is developing controller products and applications for sale to OEM sales and distribution channels. Digital document products include monochrome (black and white) and color printers, copiers, fax machines and scanners, as well as multifunction products (“MFPs”) that perform a combination of these imaging functions. In order to process digital text and graphics, digital document products rely on a core set of imaging software and supporting electronics, collectively known as a digital imaging system. Network interfaces supply the core technologies to digital document products that enable them to communicate over local and wide area networks and the Internet. The Peerless family of products and engineering services provide fully integrated advanced and proprietary imaging and networking technologies that enable the Company’s OEM customers and third party developers for OEM’s to develop stand-alone and networked digital printers, copiers, and MFPs quickly and cost effectively. The Company markets its solutions directly to OEM customers including Canon, Konica/ Minolta Holdings, Kyocera/ Mita, Legend, Oki Data, Panasonic Communications Company, Ltd., Ricoh, and Seiko Epson. The Company has attempted to expand its solution offerings by incorporating related imaging and networking technologies developed internally or licensed from third parties. The Company is also developing more diverse distribution channels for its products and expanding its target markets to distributors, value added resellers, system integrators, OEM sales operations, and geographically to the People’s Republic of China and Taiwan.

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

      In response to the Company’s belief that the demand for the Company’s core monochrome offerings may grow at lower rates than in past years and that the Company may continue to meet sales resistance from its customers, Peerless has recently developed and commercialized high performance color imaging and printing technologies and a new open architecture named “Sierra.” Peerless believes that products based on its Sierra technology address key growth areas in the imaging market including: increased demand for color imaging, the emergence of MFPs, and continued demand for faster low cost monochrome printing solutions, to which many of the Sierra attributes are applicable.

      During the last fiscal year, Peerless introduced Sierra at trade shows in the United States and demonstrated it in Japan. Peerless expects that Sierra will increase future license revenues once it has been successfully introduced into the marketplace and the Company enters into a sale of this technology. Peerless believes that it may be able see its design win of Sierra technology as early as the fourth quarter of fiscal year 2004 and obtain licensing revenues in late next fiscal year. (See “If the Company is unable to sell the new Sierra technology on a timely basis, the Company’s future revenue and operating results may be harmed” and “If the marketplace does not accept Peerless’ new Sierra technology, the Company’s future revenues and operating results may be harmed” under the Risks and Uncertainties section of this Quarterly Report on Form 10-Q). Peerless believes that its new Sierra technology will contribute an increasing percentage of the Company’s overall revenue in the future.

Quarter Overview

      Revenues decreased sequentially in the third quarter of fiscal year 2004, due primarily to the timing of OEMs needs for new licensing agreements and introduction of new products. The Company expects a sequential increase in revenues during the fourth quarter of fiscal year 2004 as it expects to expand its market through its Sierra-based products, penetrate into new sales channels, and sign new license agreements. Although there have been fewer opportunities for the Company to sell its turnkey services and SDKs, the Company continued to support its current OEM controller customers in the digital printing devices business with its existing technology and has sized the organization to provide the necessary support and maintenance. During the current quarter, the Company has invested in research and development and has developed and integrated new product technologies that the Company will offer to its OEM customers in this and future quarters.

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

      During the third quarter, a limited number of customers continued to provide a substantial portion of the Company’s revenues. Four customers, Oki Data Corporation, Konica Corporation, Seiko Epson Corporation, and Novell Inc., each generated greater than 10% of the Company’s revenue and collectively contributed approximately 77% of the Company’s total revenues. Therefore, the availability and successful closing of new contracts, or modifications and additions to existing contracts with these customers may materially impact the Company’s financial position and results of operations from quarter to quarter. The Company is continuing its efforts to diversify its customers and expand its customer base.

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

Liquidity and Capital Resources

      The Company’s principal source of liquidity is its cash and cash equivalents and investments, which, as of October 31, 2003, were $12.4 million in the aggregate. During the nine months ended October 31, 2003, the Company experienced a negative cash flow, due primarily to the operating loss during the period.

      Total assets at October 31, 2003 were $18.8 million, compared with $24.1 million as of January 31, 2003. Stockholders’ equity was $11.1 million at October 31, 2003, compared with $16.2 million at January 31, 2003. The Company’s cash and investment portfolio at October 31, 2003 was $12.4 million, down from $18.0 million as of January 31, 2003, and the ratio of current assets to current liabilities was 2.3:1 as of October 31, 2003, compared with 2.9:1 as of January 31, 2003. The Company’s operations used $6.8 million in cash during the nine months ended October 31, 2003, compared to $2.0 million in cash provided by operations during the nine months ended October 31, 2002. These decreases were primarily the result of the operating loss during the nine months ended October 31, 2003.

      During the nine months ended October 31, 2003, $6.5 million in cash was used by the Company’s investing activities. It is the Company’s policy to invest the majority of its unused cash in low risk government and commercial debt securities. The Company has not historically purchased, nor does it expect to purchase in the future, derivative instruments or enter into hedging transactions. During the first nine months of fiscal year 2004, the Company invested $0.2 million in property, equipment and leasehold improvements, compared to $0.1 million invested during the first nine months of fiscal year 2003.

      During the third quarter of fiscal year 2004, the Company completed an agreement in which it obtained a fully paid up perpetual license to use certain third party color technology to be incorporated into the Company’s high performance color architecture and products. The Company paid $0.5 million in September, 2003 as a payment on the $1.1 million paid for the perpetual license (see Note 8 to the Consolidated Financial Statements).

      During the first nine months of fiscal year 2004, cash and investments decreased $5.6 million, compared to an increase of $1.7 million in the comparable nine month period ended October 31, 2002.

      The Company does not have a credit facility; however, it may explore opportunities to obtain a line of credit for short-term financing in order to avoid disruptions of its current investment levels.

      If the Company does not generate anticipated cash flow from sales and licensing of its technology or if expenditures are greater than expected, the Company most likely will reduce discretionary spending, which would require the Company to delay, scale back or eliminate some or all of its development efforts, including Sierra, any of which could have a material adverse effect on the Company’s business, results of operations and prospects. Further, if the Company continues to experience negative cash flows, as is anticipated, and is unable to increase revenues or cut costs so that revenues generated from operating activities are sufficient to meet the Company’s obligations as a result of which the Company exhausts current capital resources, the Company will be required to obtain additional capital from other sources. Such sources might include issuance of debt or equity securities, bank financing or other means that might be available to the Company to increase its working capital. Under such circumstances, there is substantial doubt as to whether the Company would be able to obtain additional capital on commercially reasonable terms or at all. The inability to obtain such resources on commercially acceptable terms would have a material adverse effect on the Company, its operations, liquidity and financial condition, its prospects and the scope of strategic alternatives and initiatives available to the Company.

Results of Operations

Comparison of Three and Nine months Ended October 31, 2003 and 2002

      The Company’s net loss in the third quarter of fiscal year 2004 was $(2.5) million, or $(0.16) per share, compared with a net income of $0.2 million, or $0.01 per share, in the third quarter of fiscal year 2003. For the nine month period ending October 31, 2003, the net loss was $(5.5) million, or $(0.35) per share, compared to a net loss of $(0.4) million, or $(0.03) per share for the same period in fiscal year 2003.

      Consolidated revenues for the three and nine months ended October 31, 2003 were $5.8 million and $17.6 million, respectively, compared to $7.8 million and $23.5 million, respectively, for the comparable periods ended October 31, 2002. The decreases were due to lower levels of licensing revenues, resulting in large part from delays in customers’ needs to renew licensing agreements. In addition, the lack of design wins in fiscal year 2004 as compared to fiscal year 2003 contributed to decreases in engineering services revenues. Revenues from the sales of ASICs were $0.6 million higher in the nine month period of fiscal year 2004 than in the same period in fiscal year 2003.

      Total cost of revenues for the three and nine months ended October 31, 2003 were $2.8 million and $8.4 million, respectively, compared to $2.8 million and $9.3 million, respectively, for the comparable periods ended October 31, 2002. Product licensing costs for the three and nine months ended October 31, 2003 were $1.8 million and $5.4 million, respectively, as compared to $1.9 million and $6.6 million, respectively, for the comparable periods ended October 31, 2002. The decreases were primarily the result of lower levels of licensing revenues. For the nine months ended October 31, 2003, this decrease was partially offset by an additional accrual for certain disputed third party licensing costs totaling approximately $0.7 million. The additional accrual represents management’s best estimate of the Company’s exposure related to the licensor’s claim. The dispute arose as a result of an audit performed by an independent accounting firm. The additional accrual is based on licensing costs of approximately $19 million over a three-year period ending July 31, 2003.

      The Company’s gross margins for the three and nine months ended October 31, 2003 were 52% in both periods, compared with 64% and 60% for the three and nine months ended October 31, 2002, respectively. Gross margins decreased primarily due to higher levels of product licensing costs for third party technology associated with certain of the Company’s licensing revenues. In addition, engineering services gross margins in the three and nine months ended October 31, 2002 were higher due to the early completion of a turnkey development effort, driving down cost of sales. The Company is currently in dispute with one of its licensors regarding certain contractual terms on license fees. The Company is attempting to successfully resolve the matter, however the ultimate outcome of this uncertainty is unknown. The potential impact of this uncertainty could result in a one time increase in cost of sales.

      Total operating expenses for the three and nine months ended October 31, 2003 were $5.7 million and $15.8 million, respectively, compared with $4.6 million and $14.6 million, respectively, for the comparable periods ended October 31, 2002.

•	Research and development expenses in the three and nine months ended October 31, 2003 increased to $3.2 million and $8.6 million, respectively, from $2.3 million and $7.2 million, respectively, in the comparable periods ended October 31, 2002. The increases were due primarily to higher staffing and consulting costs associated with the continued development of the Company’s high performance color technology and products.

•	Sales and marketing expenses in the three and nine months ended October 31, 2003 increased slightly to $1.2 million and $3.6 million, respectively, from $1.1 million and $3.3 million, respectively, in the comparable periods ended October 31, 2002. The Company continued to focus on the future launch of Sierra and on obtaining new OEM customers, attending industry trade shows, and evaluating other opportunities to promote the Company’s core and new imaging and network solutions.

•	General and administrative expenses in the three and nine months ended October 31, 2003 were $1.3 million and $3.6 million, respectively, compared to $1.2 million and $4.1 million, respectively, in the comparable periods ended October 31, 2002. During the first quarter of fiscal year 2004, the Company received a $0.2 million insurance refund for costs associated with completed legal proceedings. Included in the nine months ended October 31, 2002 was a write-off of approximately $0.7 million for the reduction in office space located at the Company’s headquarters, offset by a refund of approximately $0.5 million in legal expenses associated with litigation.

      Interest income for the three and nine months ended October 31, 2003 were $0.02 million and $0.1 million, respectively, compared to $0.1 million and $0.3 million, respectively, for the comparable periods ended October 31, 2002. The decreases during both periods were due to lower yields on a lower level of the Company’s investments in government and corporate bonds.

      Other income for the nine months ended October 31, 2003 includes a gain of $1.0 million, net of expenses, associated with the Company’s sale of its remaining interest in Netreon, Inc., announced on February 20, 2003. In addition, the Company recorded a gain of $0.6 million associated with the termination of a sublease of a portion of its leased office space at its headquarters in El Segundo, California. Additionally, the Company recorded a $121,000 loss for a correction to fiscal year 2002 reported accrued interest. All of these items were recorded in the first quarter of fiscal year 2004.

      For the three and nine months ended October 31, 2003, the Company had a benefit for income taxes of $0.1 million and a provision for income taxes of $0.5 million, respectively. These were the result of foreign income taxes paid, offset by the release of certain long-term tax liabilities. For the three and nine months ended October 31, 2002, the Company had provisions for income taxes of $0.3 million and $0.2 million, respectively. The provision for income taxes in the three month period was the result of foreign income taxes paid. The provision for income taxes for the nine month period was primarily the result of foreign income taxes paid, offset by the results of a change in the tax code that allowed the Company to carry back losses to obtain a tax refund. The Company has provided the valuation allowance on its net deferred tax assets because of the uncertainty with respect to the Company’s ability to generate future taxable income to realize the deferred tax assets.

Item 3 —	Quantitative and Qualitative Disclosures About Market Risk

      As of October 31, 2003, the Company does not hold any positions in equity securities of other publicly traded companies.

      The Company’s exposure to interest rate risk relates primarily to the Company’s non-equity investment portfolio. The primary objectives of the Company’s investment activities are to preserve the principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company from time to time maintains a portfolio of cash equivalents, fixed rate debt instruments of the federal government and high-quality corporate issuers and short-term investments in money market funds. As discussed in Note 3 of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q, as of October 31, 2003, the Company held approximately $6.8 million in debt securities issued by the federal, state and local governments and $4.2 million in corporate debt securities. Although the Company is subject to interest rate risks in these investments, the Company believes an effective increase or decrease of 10% in interest rate percentages would not have a material adverse effect on its results from operations. Consequently, the Company’s interest rate risk is minimal.

      The Company has not entered into any derivative financial instruments. Currently, all of the Company’s contracts, including those involving foreign entities, are denominated in U.S. dollars and as a result, the Company has experienced no foreign exchange gains and losses to date. The Company has not engaged in foreign currency hedging activities to date, and has no intention of doing so.

Item 4 —	Controls and Procedures

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

      The Company has traditionally generated its revenue from the licensing and sale of monochrome solutions to OEMs. While the Company is continuing to provide monochrome solutions to OEM customers and continuing to seek out additional distribution channels and customers for its monochrome solutions, the Company is increasing the focus of its research and development and marketing efforts on its Sierra product line of high speed, color imaging solutions. Until the Company’s Sierra technology becomes accepted in the marketplace — if such technology does become accepted in the marketplace — the Company’s overall revenue may stagnate or even decrease. If the Company’s revenue stagnates or decreases, the value of the Company’s securities may be adversely affected.

If the Company is unable to sell the new Sierra technology on a timely basis, the Company’s future revenue and operating results may be harmed.

      The Company’s future operating results will depend to a significant extent on its ability to introduce the new Sierra technology on a timely basis. The Company has spent a significant amount of time and capital developing the new Sierra technology. The Company currently expects to formally launch the Sierra hardware product into channel sales in the first quarter of fiscal year 2005, and obtain a design win with an OEM customer by the end of the fourth quarter of fiscal year 2004, with licensing revenues expected next fiscal year. Any delays in the launch of channel sales or a design win with an OEM customer could harm the Company’s financial results.

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

      Peerless incurred operating losses in the first three fiscal quarters of fiscal year 2004, and does not expect to reach sustained profitability until its fourth fiscal quarter of fiscal year 2005. There is no assurance that the Company will be profitable at such time or at any time in the future.

      Future losses may deplete the Company’s capital resources, decrease stockholder value and have a material adverse effect on the Company’s future revenues and/or results of operations.

The future demand for the Company’s current products is uncertain.

      Peerless’ monochrome technology and products have been in the marketplace for an average of 25 months as of October 31, 2003. This represents a 4% increase from the average of 24 months that the Company’s products had been in the marketplace as of October 31, 2002. The increase in the average age represents the decline in demand for the Company’s monochrome technology and products. Although Peerless continues to license the Company’s current technology and products to certain OEMs, there can be no assurance that the OEMs will continue to need or utilize the current technology and products the Company offers.

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

      During the third quarter of fiscal year 2004, four customers, Oki Data Corporation, Konica/ Minolta Corporation, Seiko Epson Corporation and Novell Inc., each generated greater than 10% of the Company’s revenues and collectively contributed 77% of revenues. Block license revenues for the same time period totaled $3.4 million, or 59% of revenues. During the third quarter of fiscal year 2003, three customers, Oki Data Corporation, Novell Inc., and Konica Corporation, each generated greater than 10% of the revenues, and collectively contributed 53% of revenues. Block license revenues during the same period were $4.2 million, or 54% of revenues. A reduction in business from just one customer providing a significant portion of the Company’s revenues can have a material adverse effect on the Company’s operating results.

Peerless relies on relationships with Adobe Systems Incorporated and Novell Inc., and any change in those relationships will harm the Company’s business.

      The Company has licensing agreements with Adobe Systems Incorporated and Novell Inc. to bundle and sublicense their licensed products with the Company’s licensed software. These relationships accounted for $3.5 million in revenues and an associated $1.8 million in cost of revenues during the third quarter of fiscal year 2004. Should the agreement with either of these vendors be terminated or canceled, there is no assurance that the Company could replace that source of revenue within a short period of time, if at all. Such an event would have a material adverse effect on the Company’s operating results.

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

The Company is currently in discussions with a third party licensor regarding royalty amounts due from the Company to such third party licensor.

      The Company is currently in dispute with one of its licensors regarding certain contractual terms on license fees. The Company is attempting to successfully resolve the matter, however the ultimate outcome of this uncertainty is unknown. The potential impact of this uncertainty could result in a one time increase in cost of sales.

The Company is currently in discussions with Adobe Systems Incorporated and Canon Inc. to remedy a contract dispute, which, if not remedied, could result in the loss of the Adobe agreement and harm to the Company’s business.

      Peerless is in negotiations with Adobe Systems Incorporated and Canon Inc. regarding the sublicense agreement between Peerless and Canon. The sublicense did not include several terms required to be included in all OEM sublicenses by Peerless’ license with Adobe. Although Adobe has indicated to Peerless that it has no current intention to pursue claims for alleged breach of the Adobe Peerless PostScript Sublicensing Agreement, Adobe has not agreed to waive the requirement that the missing terms be included in the Canon sublicense. Adobe had notified Peerless that it expected Peerless to resolve the issues by November 20, 2002. Although the Company is continuing to work with Adobe and Canon, Peerless has been unable to amend the Canon sublicense in a manner acceptable to both Canon and Adobe. Thus, Adobe may exercise its right to terminate its license agreement with Peerless, choose not to enter into further license agreements with Peerless, and take other legal action against Peerless, if it so chooses. Although Peerless believes that it will be able to resolve the issues in manner acceptable to both Adobe and Canon in the long run, there is no assurance that Peerless will be able to do so. Termination of the Adobe agreement would have a material adverse effect on Peerless’ future operating results. Approximately 57% of Peerless’ revenue for the nine months ended October 31, 2003 was derived from its licensing arrangement with Adobe Systems Incorporated. See “Peerless relies on relationships with Adobe Systems Incorporated and Novell Inc., and any change in those relationships will harm the Company’s business.”

Peerless may be unable to develop additional new and enhanced products that achieve market acceptance.

      Peerless currently derives substantially all of its revenues from licensing and sale of the Company’s monochrome imaging software and products and the sublicensing of third party technologies. Peerless expects that revenue from imaging products will continue to account for a substantial portion of revenues during the remainder of fiscal year 2004 and beyond. The Company’s future success also depends in part on the Company’s ability to address the rapidly changing needs of potential customers in the marketplace, to introduce high-quality, cost-effective products, product enhancements and services on a timely basis, and to keep pace with technological developments and emerging industry standards. The Company’s failure to achieve its business plan to develop and to successfully introduce new products and product enhancements in the Company’s prime markets is likely to materially and adversely affect the Company’s business and financial results.

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

      The Company’s net trade accounts receivable was $2.1 million as of October 31, 2003, relatively level with $2.0 million as of January 31, 2003, reflecting the timing of payments received for licensing agreements. Although Peerless believes that the Company’s reserves for accounts receivable are adequate for the remainder of fiscal year 2004, there can be no assurance this is the case. If the Company’s reserves for accounts receivable are inadequate, it could have a material adverse effect on the Company’s results of operations.

The Company’s existing capital resources may not be sufficient and if Peerless is unable to raise additional capital, the Company’s business may suffer.

      The Company’s cash and short-term investment portfolio was $12.4 million at October 31, 2003 and the current ratio of assets to current liabilities was 2.3:1. For the nine months ended October 31, 2003, Peerless’ operations used $6.8 million in cash.

      The Company’s principal source of liquidity is the Company’s cash and cash equivalents and investments, which, as of October 31, 2003, were approximately $12.4 million in the aggregate. If Peerless does not generate anticipated cash flow from licensing and services during fiscal year 2005, or if expenditures are greater than expected, Peerless most likely will reduce discretionary spending, which could require a delay, scaling back or elimination of some or all of the Company’s development efforts, any of which could have a material adverse effect on the Company’s business, results of operations and prospects. Furthermore, if Peerless experiences negative cash flows greater than anticipated, and Peerless is unable to increase revenues or cut costs so that revenues generated from operating activities are sufficient to meet the Company’s obligations, Peerless will be required to obtain additional capital from other sources. Such sources might include issuances of debt or equity securities, bank financing or other means that might be available to increase the Company’s working capital. Under such circumstances, there is substantial doubt as to whether Peerless would be able to obtain additional capital on commercially reasonable terms or at all. The inability to obtain such resources on commercially acceptable terms could have a material adverse effect on the Company’s operations, liquidity and financial condition, the Company’s prospects and the scope of strategic alternatives and initiatives available to the Company.

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

      The Company also has seven patent applications pending in the United States, two applications pending in the European Patent Office, four applications pending in Japan, one application pending in Hong Kong, one application pending in China, one application pending in Korea, and one application pending in the Taiwan.

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

      Continuing into the third quarter of fiscal year 2004, the Pacific Rim economies have been financially depressed. As a result, companies in the imaging industry have reported negative financial impacts attributable to a decrease in demand from Pacific Rim customers. The Company’s Pacific Rim customers are comprised primarily of companies headquartered in Japan. These Japanese OEMs sell products containing the Company’s technology primarily in the North American, European, and Asian marketplaces. These revenues have declined and there can be no assurance that revenues from Japanese OEMs will not continue to decline in future quarters.

The Company’s stock price may experience extreme price and volume fluctuations.

      The Company’s common stock has experienced price volatility. In the 60-day period ending October 31, 2003, the closing price of the stock ranged from $3.00 per share to $3.75 per share. Such price volatility may occur in the future. Factors that could affect the trading price of the Company’s common stock include, among others:

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

PART II — OTHER INFORMATION

Item 6 —	Exhibits and Reports on Form 8-K.

      (a) Exhibits:

10.65	Amendment No. 5 to Licensed System Addendum No. 4 between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated February 1, 2002.

10.66	Amendment No. 8 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of September 30, 2003.

10.67	Amendment No. 9 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of September 15, 2003.

10.68	Amendment No. 12 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of September 22, 2003.

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002 (the “Act”)

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Act

32.1	Principal Executive Officer Certification pursuant to Section 906 of the Act

32.2	Principal Financial and Accounting Officer Certification pursuant to Section 906 of the Act

      (b) Reports on Form 8-K:

1. The Company filed a Form 8-K on December 4, 2003 containing the Company’s press release announcing its earnings for the fiscal quarter ended October 31, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

PEERLESS SYSTEMS CORPORATION

By:	/s/ HOWARD J. NELLOR

Howard J. Nellor
President and Chief Executive Officer
(Principal Executive Officer)

Date:     December 12, 2003

By:	/s/ WILLIAM R. NEIL

William R. Neil
Vice President of Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:     December 12, 2003