Form 10-K
period 2004-01-31
PEERLESS SYSTEMS CORP
filed 2004-04-30
CIK 897893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-21287

Peerless Systems Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-3732595
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2381 Rosecrans Avenue, El Segundo, CA (Address of Principal Executive Offices)	90245 (Zip Code)

Registrant’s telephone number, including area code

(310) 536-0908

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 Par Value Per Share

(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐          No ☑

     The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market on July 31, 2003 was approximately $47,151,809.

     The number of shares of Common Stock outstanding as of April 23, 2004 was 15,835,074.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain parts of the Peerless Systems Corporation Proxy Statement relating to the annual meeting of stockholders to be held on or around June 24, 2004 (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

      These forward-looking statements are just projections and estimations based upon the information available to the Company at this time. Thus they involve known and unknown factors and trends affecting Peerless and its business such that actual results could differ materially from those projected in the forward-looking statements made in this Annual Report on Form 10-K. Risks and uncertainties include, but are not limited to: a) changes in the marketplaces in which the Company offers its products; b) the failure of Peerless’ business to produce projected financial results or design wins; c) the failure of Peerless to maintain its margins due to changes in its business model in reaction to competitive pressures; d) the delay in or the non-acceptance by the market of new product and technology offerings; e) the failure of the digital printing market to achieve anticipated growth rates; f) unfavorable economic conditions resulting in decreased demand for original equipment manufacturers’ (“OEMs”) products using Peerless’ technology, making it difficult for the Company to obtain new licensing agreements; g) OEMs’ determinations not to proceed with development of products using Peerless’ technology due to, among other things, changes in the demand for anticipated OEM products, age of Peerless’ technology, concerns about Peerless’ financial position and Peerless’ competitors offering alternative solutions; h) Peerless’ competitors coming to market with new products or alternative solutions that are superior or available at a lower cost or earlier than anticipated or believed to be possible; i) the costs associated with the development and marketing of products for imaging and networking may be higher than currently forecasted; j) changes in demand for the Company’s products and services based on market conditions and the competitiveness of Peerless’ products from both technological and pricing perspectives; k) the Company’s inability to maintain or further improve operating efficiencies or to further streamline operations; l) the impact on the Company’s financials of any future need to expand the organization to meet customer or market demands; m) expected incremental costs of operations arising out of the change in the law, including the Sarbanes-Oxley Act of 2002; and n) other factors affecting Peerless’ business and the forward-looking statements set forth herein. Those factors and trends affecting Peerless and its business include those set forth in pages 16 through 23 of this Annual Report on Form 10-K.

      Current and prospective stockholders are urged not to place undue reliance on forward-looking statements, as such statements speak only as of the date hereof. The Company is under no obligation, and expressly disclaims any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.

PEERLESS SYSTEMS CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Year Ended January 31, 2004

		Page

PART I
Item 1.	Business	5
Item 2.	Properties	23
Item 3.	Legal Proceedings	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24
Item 6.	Selected Financial Data	24
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 8.	Consolidated Financial Statements and Supplementary Data	33
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	33
Item 9A.	Controls and Procedures	33
PART III
Item 10.	Directors and Executive Officers	35
Item 11.	Executive Compensation	35
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	35
Item 13.	Certain Relationships and Related Transactions	35
Item 14.	Principal Accounting Fees and Services	35
PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	36
EXHIBIT 10.69
EXHIBIT 10.70
EXHIBIT 10.71
EXHIBIT 10.72
EXHIBIT 10.73
EXHIBIT 10.74
EXHIBIT 10.75
EXHIBIT 10.76
EXHIBIT 10.77
EXHIBIT 10.78
EXHIBIT 10.79
Exhibit 21
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32

TRADEMARKS

      Peerless®, Memory Reduction Technology® (MRT), PeerlessPowered®, WinExpress®, PeerlessPrint®, redipS®, AccelePrint®, SyntheSys®, QuickPrint® and PerfecTone® are registered trademarks of Peerless Systems Corporation. MagicPrintTM, VersaPageTM and EverestTM are trademarks of Peerless Systems Corporation and are the subjects of applications pending for registration with the United States Patent and Trademark Office. PeerlessPageTM, ImageWorksTM, PeerlessDriverTM, and WebWorksTM are trademarks of Peerless Systems Corporation. Peerless Systems, P logo, and Peerless logo are trademarks and service marks of Peerless Systems Corporation registered in Japan. Peerless is a trademark of Peerless Systems Corporation that is registered in France and Taiwan and is the subject of applications for registration pending in Australia, China, the European Community, France, Hong Kong, Italy, Korea, Spain, Taiwan and the United Kingdom. RedipS is a trademark of Peerless Systems Corporation registered in Canada and in the European Community. PeerlessPrint is a trademark of Peerless Systems Corporation that is the subject of an application for registration pending in Japan and the European Community. PeerlessPrint (in Katakana) is a trademark of Peerless Systems Corporation that is the subject of an application for registration pending in Japan. Everest is a trademark of Peerless Systems Corporation that is the subject of an application for registration pending in People’s Republic of China, Japan, Korea and the European Community.

PART I

Item 1.     Business

      Peerless Systems Corporation, together with its wholly-owned subsidiary Peerless Systems Imaging Products, Inc. (together, “Peerless” or the “Company”), licenses software-based imaging and networking technology for controllers in embedded, attached and stand-alone digital document products and integrates proprietary software into the printers, copiers, and multifunction products of original equipment manufacturers (“OEMs”).

      The Company has developed and continues to develop controller products and applications for sale to OEMs and distribution channels. Digital document products include monochrome (black and white) and color printers, copiers, fax machines and scanners, as well as multifunction products (“MFPs”) that perform a combination of these imaging functions. In order to process digital text and graphics, digital document products rely on a core set of imaging software and supporting electronics, collectively known as a digital imaging system. Network interfaces supply the core technologies to digital document products that enable them to communicate over local and wide area networks and the Internet. The Peerless family of products and engineering services provide fully integrated advanced and proprietary imaging and networking technologies that enable the Company’s OEM customers and third party developers for OEMs to develop stand-alone and networked digital printers, copiers, and MFPs quickly and cost effectively. The Company markets its solutions directly to OEM customers including Canon, KonicaMinolta, Kyocera/ Mita, Lenovo (formerly Legend), Oki Data, Panasonic, Ricoh, and Seiko Epson. The Company has expanded its solution offerings by incorporating related imaging and networking technologies developed internally or licensed from third parties. The Company has developed more diverse distribution channels for its products and expanding its target markets to distributors, value added resellers, system integrators, OEM sales operations, and geographically to the People’s Republic of China and Taiwan.

      The Company’s traditional embedded development focus has historically been to offer high performing systems at a lower cost compared to competitive offerings. Peerless controllers achieve their performance objectives by interpreting printer description languages such as Adobe PostScript3, PeerlessPrint 5C or PeerlessPrint 5E, and PeerlessPrint 6 while simultaneously executing raster image processing commands on Peerless’ proprietary co-processor. Lower component costs result from reducing the amount of random access memory (“RAM”) required to process raster images through the use of Peerless’ proprietary application specific integrated circuit (“ASIC”) compression technology. Integrating network components further reduces the cost of Peerless’ solutions and software typically supplied by third party technology vendors in separately mounted network interface cards. Peerless software has a modular architecture allowing for fast replacement of the key components required to support new printer and copier engine interfaces. This architecture helps OEMs meet the fast time to market requirements in today’s hardcopy imaging business. These three core areas of higher performance, lower cost, and fast time to market describe the competitive advantages of Peerless technologies in the printer controller markets.

      In addition to its core monochrome technologies, Peerless has recently developed and commercialized a high performance color imaging and printing technology and new open architecture named “Peerless Sierra Technologies.” Peerless believes that based on the Peerless Sierra Technologies architecture, it can address key growth areas in the imaging market including: increased demand for color imaging, the emergence of MFPs, and continued demand for faster low cost monochrome printing solutions. The Peerless Sierra Technologies line of products can produce high resolution color quality imaging on an architecture that can print full continuous tone (“contone”) color at speeds ranging from 20 pages per minute up to 100 pages per minute (or more). Peerless Sierra Technologies can achieve monochrome printing speeds well in excess of 150 pages per minute. Peerless believes that its new Peerless Sierra Technologies will contribute an increasing percentage of the Company’s overall revenue in the future.

      In June 1999, Peerless acquired Auco, Inc., which became a wholly-owned subsidiary of the Company and was re-named Netreon, Inc. (“Netreon”). On January 29, 2002, Peerless divested itself of Netreon while retaining the networking technology obtained from the acquisition. The Company continued to hold a minority interest in the newly independent storage management software company arising from the divestiture through the fiscal year ended January 31, 2003. All interest in Netreon was sold for $1 million on February 2, 2003, just after the close of fiscal year 2003.

      In December 1999, the Company acquired HDE, Inc. (“HDE”), a developer of digital imaging and Internet printing products. After the acquisition, HDE’s name was changed to Peerless Systems Imaging Products, Inc. (“PSIP”) and PSIP became a wholly-owned subsidiary of Peerless. This acquisition expanded Peerless’ presence in the digital imaging and Internet printing solutions markets, and added new customers to the Company’s portfolio. In conjunction with PSIP’s strategic relationship with Adobe Systems Incorporated, Peerless now ranks among the leading embedded Adobe PostScript suppliers to the imaging market. PSIP has engaged in the development of Internet printing solutions, such as enabling users to print without the need to load printer drivers on their computing device.

      Peerless was incorporated in California in 1982 and reincorporated in Delaware in September 1996. Peerless makes its periodic and current reports available, free of charge, on its website (www.peerless.com) as soon as reasonably practicable after such filing is electronically filed with, or furnished to the Securities and Exchange Commission.

Digital Document Products — Industry Background

      Today’s office and home/office environment is increasingly dependent on a variety of electronic imaging products such as printers, copiers, fax machines, scanners, and MFP devices. Historically, most electronic imaging products in the office environment have been stand-alone, monochrome machines, which were dedicated to a single print, copy, fax or scan function. However, with the proliferation of personal computers, desktop publishing software, network computing, and high resolution color graphics, documents are increasingly being created, stored and transmitted digitally, thereby increasing the need for digital document reproduction and printing.

      Digital documents have also become increasingly complex and typically include digital text, line art or photographic images. In order to process these documents, digital document products rely upon a core set of imaging software and supporting electronics collectively known as a digital imaging controller. A digital imaging controller may be integrated with a digital document product in a variety of configurations:

•	embedded, where it resides completely inside the imaging device,

•	attached, where it resides outside the imaging device but is physically attached to it, and

•	stand-alone, where it resides completely outside the imaging device.

To date, the majority of embedded imaging systems have been developed and produced internally by digital document product manufacturers such as Hewlett-Packard, Xerox, and Canon, whereas attached and stand-alone imaging controllers have, for the most part, been developed by third party suppliers. Based primarily on International Data Corporation (“IDC”) projections, the Company estimates that the total worldwide digital document hardware market (defined as worldwide color and monochrome laser printers, MFPs, single function digital copiers, and wide format printers) will be approximately $42 billion in 2004. The Company also estimates that its core color and monochrome printer and MFP market (defined as monochrome laser devices 14 pages per minute and faster and color laser devices 10 pages per minute and faster) includes some of the fastest growing segments for its controller and licensing products. IDC projects that, combined, they will be $30 billion in 2004 and grow at a compound annual growth rate of 8% from 2002 to 2007. IDC forecasts that unit shipments of worldwide monochrome laser MFP devices 14 pages per minute and faster will grow at a compound annual rate of 9% from 2002-2007, and that unit shipments of worldwide color laser MFP devices 10 pages per minute and faster will grow at a compound annual growth rate of more than 26% from 2002 to 2007. The market value for the latter segment will grow at a compound annual growth rate of almost 19% during that period, to approximately $7 billion by 2007. The Company is targeting this segment with its new products.

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

      Demand for higher performance at lower prices. Like other high technology markets, the digital document products market is under constant pressure to offer higher performance products and higher quality solutions at prices that are equivalent to or lower than previous levels. Digital imaging companies are employing a variety of software and hardware technologies in order to process greater volumes of data in a cost effective way. As end users demand higher levels of print performance and quality, digital imaging systems must increase in sophistication without becoming prohibitively expensive.

      Demand for color imaging. Market research indicates that the desire for cost effective color printing in the office is increasing and end users are demanding color printing at monochrome speeds and prices. Digital document product manufacturers are addressing the performance issue with more sophisticated imaging devices that are capable of printing multiple colors concurrently (so called “tandem” print engines), which in turn require more sophisticated digital imaging systems to supply them with print data. An entire new market is emerging for products that offer “convenience” color printing in the office and Enterprise. These products are designed to replace their monochrome equivalents at competitive price points with affordable total cost-of-ownership. The Company’s new Peerless Sierra Technologies is ideally suited to help Peerless’ OEMs and channel partners bridge the gap between monochrome and color digital imaging in this new market.

      Emergence of multifunction products. The advent of MFPs has eroded the boundaries between the previously distinct printer, copier, fax and scanner market sectors. MFPs range from small home products to large high-speed office devices. MFPs offer several functions, (i.e., copying, printing, emailing, scanning, and faxing) in one product. Most of the dominant vendors in the printer, copier and fax markets have now introduced MFPs, which has required each vendor to broaden its imaging expertise. At the same time, the need for concurrent processing of multiple digital document product functions has created the need for real-time, multitasking operating system support. Peerless Sierra Technologies was designed to address the complex requirements of driving and managing these richly featured MFP devices.

      Increased role of networking. Within the office environment, digital document products are increasingly being deployed in a networked configuration. Because multiple local area network protocols and network operating systems are deployed in the corporate network environment, networked digital document products must support a broad array of networking technologies in order to maximize accessibility by various user groups. The network environment is also changing rapidly and becoming increasingly complex, with a growing requirement for remote network management that extends across local area networks, wide area networks, the Enterprise information technology (“IT”) environment and the Internet. A key indicator of the growing network management requirements is the increase in the deployment of directory based management systems that consolidate information about all network resources and users in a centrally managed directory such as Microsoft Active Directory or Novell Directory Services. The Company’s core networking technology, the Peerless Software Print Server (“SPS”) has been completely integrated into its family of controller products and is also available to its customers as a stand-alone software development kit (“SDK”). The SPS SDK is widely recognized as one of the most complete networking solutions in the imaging industry.

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

      Change in market patterns of OEM demand. There has been a general decline in the rates of growth for the monochrome work group printer and copier market segments in which Peerless, in the past, has been primarily engaged. While the markets for these products have continued to grow in absolute numbers, the rates of growth have declined. With the decline in the rates of growth, the OEMs that produce products in these markets have reacted by engaging in internal controller development and consolidating through mergers and acquisitions. In addition, the OEMs are now introducing new product platforms and engines at a slower rate than they had in the past.

Technology

      In response to the challenges and demands upon digital document manufacturers, the Company continues to develop proprietary technologies for the digital imaging and digital document marketplace that are designed to provide meaningful improvements in performance, cost and time-to-market for Peerless’ OEM customers. The Company’s traditional proprietary object-based imaging system reduces the size of digital document imaging files with virtually no loss of visual quality. This proprietary technology enables the Company’s OEM customers to increase print quality and speed, and reduce memory cost while eliminating or reducing the need for incremental compression technology. When optimized, this component of the digital imaging system can provide significant cost savings and performance differentiation to digital document product manufacturers. The Company incorporates complementary technologies, or makes its technologies compatible with third party technologies, in order to provide its customers with a more comprehensive imaging solution.

      Over the past year, Peerless has developed new high performance color printing and MFP technologies under the umbrella of its Peerless Sierra Technologies architecture. These new technologies enable the Company to provide products and offerings in previously unreachable markets within the Enterprise, such as the convenience color market.

      Object-based image processing. While developing Peerless Sierra Technologies, the Company made advances in its proprietary object-based image processing technology. These advances improve the rendering quality of the Peerless color processing pipeline. They take advantage of the increased computing power of modern microprocessors to perform complex calculations that enhance the fidelity of the printed output with respect to the original digital document. Enhancements associated with these advances include a new patent pending lossless compression algorithm and sophisticated methods for identifying different graphical objects after the page image has been fully rendered.

      The Company’s object-based image processing technology provides more significant benefits as the image processing workload increases, which occurs with increased resolution or a transition from monochrome to color printing.

      Systems architecture. The Company has extended its core systems architecture to include new features and functions, such as support for its new PCL-XL 3.0 emulation, PeerlessPrint, and the latest version of Adobe PostScript 3, a fast tandem print engine interface, and advanced networking. Additional architectural improvements occurred during the development of Peerless Sierra Technologies. This new architecture takes advantage of modern hardware and software design methodologies that have allowed the Company to establish a modular approach to its architecture and support such functions as job management, color management, networking, scanning and faxing. This modular approach has enabled the Company to have standardized interfaces for its family of products and further allows for its imaging solutions to be ported to a variety of platforms, printer languages and applications. One significant advantage of this system’s modularity is that the standardized PeerlessPage interface provides the ability to support multiple printer languages. The PeerlessPage object-based imaging modules are both platform and device-independent, and are able to accommodate a variety of print engines and controller architectures. An important example of this system’s portability is the fact that prototype versions of Peerless Sierra Technologies were designed to run on top of the VxWorks operating system while current product quality versions are designed to run on top of the Linux operating system. The Peerless Sierra Technologies architecture is capable of supporting very high resolution monochrome and color digital documents and products.

      A key component of the architectural philosophy underlying Peerless Sierra Technologies is a completely open controller design in the form of an XML-based application interface called the Open Workflow Architecture (“OWA”). The OWA allows third party application developers virtually instant access to all the features and functions embodied in a Peerless Sierra Technologies based controller using modern, standardized interface and communications methods.

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

      Peerless also has a strategic partnership with Novell. The partnership covers networking and device management software licenses for imaging devices across the Novell Directory Services server environment, which includes Novell Embedded Systems Technology Server Software. The Company’s agreement with Novell enables Peerless to directly license embedded directory and network services technology for multiple market segments, allowing Peerless to offer greater functionality for all network devices, extending the Company’s reach from digital output systems to other devices such as set top boxes and cable modems. Peerless also provides custom engineering to OEMs for implementation of Novell Distributed Print Server gateways.

      The Company has also established semiconductor agreements with some of the leading developers and manufacturers of reduced instruction set computer (“RISC”) microprocessors including IBM and NEC. These relationships have allowed the Company’s semiconductor partners to offer integrated processor and co-processor solutions, which combine the Company’s basic imaging technology with an industry-standard microprocessor.

Strategy for Business

      The Company’s overall objectives for growth in the imaging business are to develop more diverse distribution channels for its products, to broaden the number of supported imaging devices to include higher margin color copier and printing devices, to reduce the time-to-market of Peerless-based products through the increased use of standardized PC hardware and software tools, and to increase its focus on developing applications that perform job, document, and content management. The Company’s imaging software is portable to a wide range of technology platforms, and the Company can take advantage of that fact to move its product line both up market and down market in relation to its traditional market presence. The Company has devoted research and development resources on its line of applications to support an end-to-end solution for ease of use during the printing process. The key to the Company’s overall technology strategy is to offer its customers products, services, and time-to-market advantages that exceed what they are capable of doing without having Peerless as a supplier or partner.

      The Company is focused on the following growth strategies:

      Aggressive development of new technologies. The Company has invested substantially in developing new products for the imaging marketplace. Despite reducing its operating expenses significantly, Peerless has continued to invest in research and development. The Company’s strategy is to continue to introduce imaging technology innovations designed to increase performance, reduce cost and address a broader range of emerging digital document product requirements, including MFP and color applications. The Company is seeking to further develop its intellectual property in embedded imaging for various equipment applications and technologies, expanding their application into attached and server based applications.

      Increased packaging of Company technologies for licensing as SDKs. As a result of the development of the modular Peerless Sierra Technologies and its enhancement of its existing monochrome capabilities, the Company is packaging its technologies in SDKs allowing OEMs to pick and choose the components that they need to address specific product development needs.

      Develop and expand relationships with key industry participants. The Company has established relationships with leading color and monochrome printer industry companies, such as Canon, KonicaMinolta, Kyocera/ Mita, Lenovo, Oki Data, Panasonic, Ricoh, and Seiko Epson (collectively, “OEM Partners”). Peerless seeks to expand its relationships with its OEM Partners by offering a broad range of solutions for additional digital color and monochrome devices produced by its OEM Partners. The Company is also establishing relationships with other digital copier and printer companies.

      Leverage technical expertise to expand products and markets. Peerless has an experienced team of technology experts with backgrounds in image processing, compression, language interpreters, printer drivers, networking, ASIC and hardware engineering, software engineering, color reproduction, real-time operating systems and systems integration. Applying its expertise in these areas allows the Company to continue to expand the technical superiority of its products and gain access to new markets.

      Develop and enhance strategic relationships in the digital document market. The Company intends to develop and enhance its relationships with key participants in the digital document product market. For example, the Company has strategic partnerships with industry leaders such as Adobe, Novell, and IBM.

      Expand sales channels. Early in fiscal year 2004, the Company hired key sales and marketing professionals to focus on channel expansion. The Company expects to leverage its new technologies and industry expertise to provide compelling solutions to distributors, value added resellers, system integrators and OEM sales operations. Peerless continues to engage in discussions with several large distribution and service organizations.

      Expand geographical presence and market reach. Peerless has established relationships with co-development firms such as Metatechno and NTL of Japan and WeSoft of Hong Kong. The Company has begun to market and sell its products into the Peoples’ Republic of China and Taiwan.

Products and Solutions

      The main source of Peerless’ revenues comes from its licensed software-based imaging and networking systems for the digital document product marketplace. The Company’s technology and engineering services provide advanced imaging solutions that enable the Company’s OEM customers to develop digital printers, copiers and MFPs cost effectively. The Company delivers its products to its OEM customers in multiple ways, including: licensing of the Company’s SDKs that provide imaging and networking technology for the OEM’s internal product development; turnkey product development whereby the Company provides the technology and the additional engineering services necessary to integrate the appropriate technology into a complete imaging system solution optimized to the OEM’s specific requirements; and a co-development relationship that combines the licensing of Peerless technology with joint Peerless and OEM engineering resources.

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

      Architecture. Peerless’ high performance architecture includes all the components necessary to construct a world class controller supporting color printing, scanning, and faxing, with extensions to support the addition of value-added functions such as integrated copying. The architectural components consist of a complete object-based imaging system capable of rendering a variety of document formats into high fidelity printed output, as well as a print engine driver, object-based image processing model, graphics library, color management, font management, hard disk management, print job management, distributed scanning, high speed faxing, user control panel interface and a full suite of direct and networked connectivity options. These components are accessible to other networked devices through Peerless’ OWA, which provides the interfaces for device status and control using standard XML processing.

      Page Descriptor Languages (“PDL”). Peerless provides OEMs with support for the most widely used and standard PDLs, namely Adobe’s PostScript Software and Hewlett-Packard’s Printer Control Language (“PCL”). The Company offers PeerlessPrint technology, which emulates Hewlett-Packard’s PCL. The current level of emulation coincides with Hewlett-Packard’s PCL-XL Protocol 3.0 specification.

      PDL printer drivers. The role of the PDL printer drivers is to convert user application data into device specific commands. The Company’s printer drivers consist of the necessary software to run the targeted print device, as well as translation software running on the workstation computer. This software translates the document from device independent data into device specific data and a format suitable for network transmission and interpretation at the printer. The latest versions of the Company’s printer driver software incorporate advanced color management features that have been designed with ease-of-use for the office knowledge worker in mind.

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

      Color management software. Peerless color management software is based on the use of industry standard International Color Consortium (“ICC”) profiles, which ensures the highest degree of fidelity and user-specifiable flexibility when rendering digital documents on color output devices. This software supports four different rendering intents, Perceptual, Saturation, Relative Colorimetric, and Absolute Colorimetric, which allows the end user to select the appropriate rendering mode for diverse document types such as reports, presentations, and photographs.

      Engineering services. For those OEMs that wish to outsource the development of some or all of the imaging system for a digital document product, the Company offers engineering services. These include controller design and custom engineering for vendor-specific features that complement the Company’s standard imaging technology. The Company has assembled an experienced team of technical personnel with backgrounds in image processing, compression, language interpreters, printer drivers, networking, ASIC and hardware engineering, software engineering, color reproduction, real-time operating systems and systems integration. The resulting systems conform to accepted standards, ranging from networking protocols to language syntaxes and color processing methodologies.

      Networking technology. Peerless supports a broad array of networking protocols allowing its OEM customers to address the majority of end-user networking requirements, including Windows Printing, Macintosh OS Printing, printing across TCP/ IP networks, and SNMP-based device management. To accommodate the need for remote network management of digital document products over LANs and across WANs, including intranets, the Company supplies management information base tables (“MIBs”) that may be utilized by open industry-standard network management applications.

      Directory services technology for Microsoft and Novell environments. Peerless currently offers printer management capabilities through directory services technology that integrates into Microsoft and Novell environments. Peerless’ interface to Microsoft’s Active Directory and Novell’s eNDPS technologies allows networked devices full access to directory services through which they can “advertise” their presence and capabilities across the network.

      Certification services. To complement the licensing of PostScript that the Company provides through its relationship with Adobe, Peerless provides engineering support to PostScript licensees to certify the OEM’s PostScript implementation. This service includes support for all phases of the certification process and reduces the time to achieve final product certification.

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

      Three of the Company’s customers, KonicaMinolta, Oki Data and Seiko Epson, each generated more than 10% of the Company’s total revenues for fiscal year 2004. Revenues from the Company’s top three customers accounted for 61%, 55%, and 56% of the Company’s total revenues for fiscal years 2004, 2003, and 2002, respectively. Although the Company has expanded and diversified its customer base through focused sales efforts, the Company anticipates that its future revenues may be similarly concentrated with a limited number of customers. The Company’s largest customers vary to some extent from year to year as product cycles end, contractual relationships expire and new products and customers emerge. Many of the engineering services and a number of licensing arrangements with the Company’s customers are provided on a project-by-project basis, are terminable with limited or no notice, and in certain instances are not governed by long-term agreements. Because a limited number of customers generate a large percentage of the Company’s revenues, any loss of these customers would have a material adverse impact on the Company’s results of operations. See “Certain Factors and Trends Affecting Peerless and Its Business — Peerless relies on relationships with certain customers and any change in those relationships will harm the Company’s business,” for a discussion of the Company’s reliance on a limited number of customers.

      As discussed previously, there has been a general decline in the rates of growth for the monochrome work group printer and copier market segments in which Peerless is engaged. For those product platforms that do go forward for development and customer introduction, the OEMs, in a number of instances, have not selected the Company’s solutions. This occurred in some cases because the OEMs perceived that the Company’s solutions did not meet their technical requirements. In other cases it occurred because the OEMs either developed the technology themselves or utilized lower cost offshore software competitors. However, the Company has begun to focus on higher growth segments such as color printing and color MFP markets with the OEMs and with companies in the distribution channels.

Markets

      Segments. The Company sells its products and services to OEMs which produce products for the Enterprise and office sector of the digital document product market, which is characterized by digital document products ranging in price from approximately $1,000 to in excess of $40,000 each. These products typically offer high performance differentiated by customized features. In many cases, digital document product manufacturers demand turnkey, customized digital imaging solutions that include imaging software, controller design and network interface card design. As a result of these unique requirements, Peerless typically addresses the office sector of the digital document product market via direct OEM relationships with individual digital document product manufacturers. The Company’s major customers in the office market in the fiscal year 2004 included Canon, KonicaMinolta, Kyocera/ Mita, Oki Data, Seiko Epson, Panasonic, and Ricoh.

      Geography. Since the majority of the Company’s OEM customers are comprised primarily of companies headquartered in Japan, revenues from customers outside the United States accounted for 87% of the Company’s total revenues in each of the fiscal years 2004, 2003, and 2002. Further, the Company expects that sales to customers located outside the United States may increase in absolute dollars in the future. These customers sell products containing Peerless’ technology primarily in the North American and European marketplaces. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on Asian markets.

      All of the Company’s contracts with international customers are, and the Company expects that in the future will be, denominated in U.S. dollars. As a result, the Company is currently not subject to foreign currency transaction and translation gains and losses. However, see “Certain Factors and Trends Affecting Peerless and Its Business — The Company’s international activities may expose the company to additional risks associated with international business.”

Sales and Marketing

      The Company markets its products to the leading OEMs that sell digital document products to the worldwide market. The Company directs most of its sales efforts through its headquarters in California and its subsidiary in Japan. Sales to European digital document product manufacturers are conducted out of the Company’s California headquarters. The Company has extended its sales efforts to include distributors, value added resellers, system integrators, and geographically based OEM sales operations. The Company has invested in an additional regional sales presence on the east coast of the United States. The Company markets its technology directly to OEMs, as well as through focused trade relations and branding programs. Direct OEM marketing consists of focused public relations activities and the development of sales collateral, mailers, trade show attendance, and sales support. The Company has devoted increased time and resources on increasing Peerless’ presence in media accessed by OEM customers. The Company directs public relations and product branding programs toward building awareness of the Peerless brand name.

Product Development and Engineering Services

      The Company’s product development activities are located at two sites, El Segundo, California, and Kent, Washington. These activities primarily consist of new product development, enhancement of existing products, product testing, and technical documentation. The Company’s engineering is focused on two primary areas: research and development, which focuses on development and enhancement of the Company’s products and core technologies; and engineering services, which focuses on customized customer design activities.

      The Company’s engineers work closely with OEMs that desire a turnkey solution, developing customized interfaces and applications specific to individual OEMs. The Company typically receives a fee for such engineering services. To further support the development of technology and products for the Company’s OEMs, Peerless has established co-development relationships with Metatechno, a Japan based company that provides product development support for some of the Peerless OEMs in Japan, and WeSoft, a Hong Kong based company that currently supports development and testing of customer projects. The Metatechno relationship provides local technical support to Peerless OEMs and has proved valuable in addressing the cultural and language differences. In addition, the Company has established a relationship with NTL of Japan, to focus on the integration of server-based development. WeSoft will play a similar role as Peerless addresses the Southeast Asia market, including China.

Intellectual Property and Proprietary Rights

      The Company’s success is heavily dependent upon its proprietary technology. To protect its proprietary rights, the Company relies on the combination of patent, copyright, trade secret and trademark laws. The Company also enters into nondisclosure agreements and other contractual provisions and restrictions.

      The Company has forty-four patents and patents pending on a world-wide basis. As of March 31, 2004, the Company had 10 issued U.S. patents, 7 pending U.S. patent applications and various foreign counterpart patents and applications. The Company has four pending patent applications in the European Patent Office, six applications pending in Japan and one application pending in each of Hong Kong and Taiwan, three in China, two in Australia, two in India, and two in Korea. The issued patents relate to techniques developed by the Company for generating output for continuous synchronous raster output devices, such as laser printers, compressing data for use with output devices, filtering techniques for use with output devices and communicating with peripheral devices over a network.

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

      As part of its confidentiality procedures, the Company enters into nondisclosure agreements with its employees, consultants, OEMs and strategic partners and takes further affirmative steps to limit access to and distribution of its software and other proprietary information. Despite these efforts and in the event such agreements are not timely made, complied with or enforced, the Company may be unable to protect its proprietary rights. In any event, enforcement of the Company’s proprietary rights may be very expensive. The Company’s source code also is protected as a trade secret. However, the Company from time to time licenses its source code to OEMs pursuant to protective agreements, which subjects the Company to the risk of unauthorized use or misappropriation despite the contractual terms restricting disclosure, distribution, copying, and use. In addition, it may be possible for unauthorized third parties to obtain, distribute, copy, or use the Company’s proprietary information, or to reverse engineer the Company’s trade secrets.

      As the number of patents, copyrights, trademarks and other intellectual property rights in the Company’s industry increases, products using the Company’s technologies increasingly may become the subject of infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future. Any such claims, regardless of merit, will be time consuming, result in costly litigation, cause product shipment delays, or require the Company to enter into unfavorable royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company’s operating results. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company’s proprietary rights or to establish the validity of the Company’s proprietary rights. Litigation to determine the validity of any claims, whether or not such litigation is determined in favor of the Company, will result in significant expense to the Company and divert the efforts of the Company’s technical and management personnel from productive tasks. The Company may lack sufficient resources to initiate a meritorious claim. In the event of an adverse ruling in any litigation regarding intellectual property, the Company may be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology, or obtain licenses to infringing or substituted technology. The failure of the Company to develop or license on acceptable terms a substitute technology, if required, could have a material adverse effect on the Company’s operating results. See “Certain Factors and Trends Affecting Peerless and Its Business — If Peerless fails to adequately protect the Company’s intellectual property or faces a claim of intellectual property infringement by a third party, Peerless could lose the Company’s intellectual property rights or be liable for damages.”

Competition

      The market for outsourced imaging systems for digital document products is highly competitive and characterized by continuous pressure to enhance performance, add functionality, reduce costs and accelerate the release of new products. The Company competes on the basis of a refreshed base of core technologies and new MFP technologies, plus technology expertise, product functionality, development time and price. The Company’s technology and services primarily compete with solutions developed internally by OEMs. Virtually all of the Company’s OEM customers have significant investments in their existing solutions and have the substantial resources necessary to enhance existing products and to develop future products. These OEMs have or may develop competing imaging system technologies and may implement these systems into their products, thereby replacing the Company’s current or proposed technologies, eliminating the need for the Company’s services and products and limiting future opportunities for the Company. In fact, OEMs have increasingly been shifting away from third party solutions in favor of in-house development. Therefore, the Company is required to persuade these OEMs to outsource the development of their imaging systems and to provide products and solutions to these OEMs that favorably compete with their internally developed products. The best way to accomplish this continues to be to offer products, services, and time-to-market advantages that exceed what the OEMs are capable of doing using their own internal resources. The Company also competes with software and engineering services provided in the digital document product marketplace by other systems suppliers to OEMs. In this regard, the Company competes with, among others, Destiny Technology Corporation, EFI Electronics Corporation (formerly Electronics For Imaging), Zoran Corporation (formerly Oak Technologies), Global Graphics Software Ltd., and Software Imaging (formerly Software 2000).

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

Employees

      As of April 23, 2004 the Company had a total of 121 employees plus 19 who performed efforts as consultants and contractors. None of the Company’s employees is represented by a labor union, and the Company has never experienced any work stoppage. The Company considers its relations with its employees to be good.

Certain Factors and Trends Affecting Peerless and Its Business

The Company’s near term revenue may drop as a result of the timing of licensing revenues and the reduced demand for its existing monochrome technologies.

      The Company has traditionally generated its revenue from the licensing and sale of monochrome solutions to OEMs. While the Company is continuing to provide monochrome solutions to OEM customers and continuing to seek out additional distribution channels and customers for its monochrome solutions, the Company is increasing the focus of its research and development and marketing efforts on its Peerless Sierra Technologies product line of high speed, color imaging solutions. Until the Company’s Peerless Sierra Technologies becomes accepted in the marketplace — if such technology does become accepted in the marketplace — the Company’s overall revenue may stagnate or even decrease. If the Company’s revenue stagnates or decreases, the value of the Company’s securities may be adversely affected.

If the Company is unable to introduce the Peerless Sierra Technologies on a timely basis, the Company’s future revenue and operating results may be harmed.

      The Company’s future operating results will depend to a significant extent on the Company’s ability to introduce the new Peerless Sierra Technologies on a timely basis. The Company has spent a significant amount of time and capital developing the new Peerless Sierra Technologies. The Company currently expects to formally launch the Peerless Sierra Technologies hardware product into channel sales in the second quarter of fiscal year 2005, and obtain a design win with an OEM customer during fiscal year 2005, with licensing revenues expected in early fiscal year 2006. Any delays in the launch of channel sales or a design win with an OEM customer could harm the Company’s financial results.

If the marketplace does not accept Peerless’ new Peerless Sierra Technologies, the Company’s future revenue and operating results may be harmed.

      Peerless Sierra Technologies may not be accepted by the marketplace for many reasons including, among others, incompatibility with existing or forthcoming systems, lack of perceived need by customers, uncertainty whether the benefits exceed the cost, the availability of alternatives, and unwillingness to use new or unproven products. If the marketplace does not accept the Peerless Sierra Technologies or if the marketplace takes additional time to accept the Peerless Sierra Technologies than Peerless is expecting, the Company’s future revenues and operating results may be harmed.

The Company’s existing capital resources may not be sufficient and if Peerless is unable to raise additional capital, the Company’s business may suffer.

      The Company’s cash and short-term investment portfolio was $9.4 million at January 31, 2004 and the current ratio of assets to current liabilities was 2.3:1. For the fiscal year ended January 31, 2004, Peerless’ operations used $9.7 million in cash.

      The Company’s principal source of liquidity is the Company’s cash and cash equivalents and investments, which, as January 31, 2004 were approximately $9.4 million in the aggregate. If Peerless does not generate anticipated cash flow from licensing and services, or if expenditures are greater than expected, Peerless most likely will reduce discretionary spending, which could require a delay, scaling back or elimination of some or all of the Company’s development efforts, any of which could have a material adverse effect on the Company’s business, results of operations and prospects. Furthermore, if Peerless experiences negative cash flows greater than anticipated, and Peerless is unable to increase revenues or cut costs so that revenues generated from operating activities are sufficient to meet the Company’s obligations, Peerless will be required to obtain additional capital from other sources. Such sources might include issuances of debt or equity securities, bank financing or other means that might be available to increase the Company’s working capital. Under such circumstances, there is substantial doubt as to whether Peerless would be able to obtain additional capital on commercially reasonable terms or at all. The inability to obtain such resources on commercially acceptable terms could have a material adverse effect on the Company’s operations, liquidity and financial condition, the

Company’s prospects and the scope of strategic alternatives and initiatives available to the Company. Peerless does not have a credit facility.

The Company’s near term revenue from engineering services may drop as the Company may change its strategies in how it offers its products in the marketplace.

      Traditionally, the Company has generated its revenue from engineering services through engineering turnkey solutions for OEMs or licensing the Company’s SDKs to OEMs. In order to gain market acceptance for its new Peerless Sierra Technologies, as well as to make its current technologies more attractive, the Company may enter into contracts with OEMs wherein the Company may agree to provide initial customization and maintenance services without charge in order to obtain increased license revenues in the future. Under these contracts, the Company would normally recover development expenses through recurring license fees. The OEM would normally be asked to guarantee minimum licensing fees. However, the Company may elect to take certain risks with the OEM by not requiring minimums and the Company would have no guarantee or assurance that the OEMs would sell the products that contain the Company’s technology. If the OEMs under these contracts do not sell sufficient numbers of the product containing the Company’s technology, the Company may be unable to make-up for the revenue lost. If the Company is unable to make-up for the lost engineering revenue, the Company’s overall revenue may decrease — which may adversely affect the price of the Company’s securities.

Peerless has a history of losses and anticipates continued losses.

      Peerless was unprofitable in fiscal year 2004, and does not expect to be profitable in fiscal year 2005 until its fiscal fourth quarter. While Peerless believes that it could reach sustained profitability by the end of the fourth quarter of fiscal year 2005, there is no assurance that the Company will be profitable at such time or at any time in the future.

      Future losses will deplete the Company’s capital resources. The factors noted below have had and may continue to have a material adverse effect on the Company’s future revenues and/or results of operations.

The future demand for the Company’s current products is uncertain.

      Peerless’ monochrome technology and products have been in the marketplace for an average of 24 months as of January 31, 2004. This is flat with the average of 24 months that the Company’s products had been in the marketplace as of January 31, 2003, but represents a 17% decrease from the average of 29 months as of January 31, 2002. The decrease in the average age of current technology and products in the marketplace reflects several very old products that have stopped shipping which has offset the decline in demand for the Company’s monochrome technology and products. Although Peerless continues to license the Company’s current technology and products to certain OEMs, there can be no assurance that the OEMs will continue to need or utilize the current technology and products the Company offers.

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

      During fiscal year 2004, three customers, KonicaMinolta Holdings Corporation, Oki Data Corporation and Seiko Epson Corporation, each generated greater than 10% of the Company’s revenues and collectively contributed 61% of revenues. Block license revenues for the same time period totaled $16.0 million, or 63% of revenues. During fiscal year 2003, two customers, Oki Data Corporation and Konica Corporation, each generated greater than 10% of the revenues, and collectively contributed 47% of revenues. Block license revenues during the same period were $20.6 million, or 65% of revenues.

Peerless relies on relationships with Adobe Systems Incorporated and Novell Inc., and any change in those relationships will harm the Company’s business.

      The Company has licensing agreements with Adobe Systems Incorporated and Novell Inc. to bundle and sublicense their licensed products with the Company’s licensed software. These relationships accounted for $13.4 million in revenues and an associated $6.4 million in cost of revenues during fiscal year 2004. Should the agreement with any of these vendors be terminated or canceled, there is no assurance that the Company could replace that source of revenue within a short period of time, if at all. Such an event would have a material adverse effect on the Company’s operating results.

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

      Peerless is in negotiations with Canon Inc. regarding the PostScript sublicense agreement between Peerless and Canon executed as of April 1, 2001. The sublicense did not include several terms required to be included in all OEM sublicenses by Peerless’ license with Adobe. Although Adobe has indicated to Peerless that it has no current intention to pursue claims for alleged breach of the Adobe Peerless PostScript Sublicensing Agreement, Adobe has not agreed to waive the requirement that the missing terms be included in the Canon sublicense. To date, Peerless has been unable to amend the Canon sublicense in a manner acceptable to both Canon and Adobe. Furthermore, there is no assurance that Peerless will be able to resolve the issues in manners acceptable to both Adobe and Canon. Thus, Adobe may exercise its right to terminate its license agreement with Peerless and take other legal action against Peerless, if it so chooses. Termination of the Adobe agreement would have a material adverse effect on Peerless’ future operating results. Approximately 41% of Peerless’ revenue for fiscal year ended January 31, 2004 and approximately 49% of Peerless’ revenue for the fiscal year ended January 31, 2003 were derived from its licensing arrangement with Adobe Systems Incorporated. See “Peerless relies on relationships with Adobe Systems Incorporated and Novell Inc., and any change in those relationships will harm the Company’s business.”

Peerless may be unable to develop additional new and enhanced products that achieve market acceptance.

      Peerless currently derives substantially all of its revenues from licensing and sale of the Company’s monochrome imaging software and products and the sublicensing of third party technologies. Peerless expects that revenue from imaging products will continue to account for a substantial portion of revenues during fiscal year 2005 and beyond. The Company’s future success also depends in part on the Company’s ability to address the rapidly changing needs of potential customers in the marketplace, to introduce high-quality, cost-effective products, product enhancements and services on a timely basis, and to keep pace with technological developments and emerging industry standards. The Company’s failure to achieve its business plan to develop and to successfully introduce new products and product enhancements in the Company’s prime markets is likely to materially and adversely affect the Company’s business and financial results.

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

      The Company’s net trade accounts receivable was $6.1 million as of January 31, 2004, an increase from $2.0 million as of January 31, 2003, reflecting a $2.5 million receivable from a customer not received until February 2004 and significant collections from several major customers in fiscal year 2003. Although Peerless believes that the Company’s reserves for accounts receivable are adequate for the remainder of fiscal year

2005, there can be no assurance this is the case. If the Company’s reserves for accounts receivable are inadequate, it could have a material adverse effect on the Company’s results of operations.

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

      Despite these efforts, Peerless may be unable to effectively protect the Company’s proprietary rights and the enforcement of the Company’s proprietary rights may be cost prohibitive. Unauthorized parties may attempt to copy or otherwise obtain, distribute, or use the Company’s products or technology. Monitoring unauthorized use of the Company’s products is difficult. Peerless cannot be certain that the steps it takes to prevent unauthorized use of its technology, particularly in countries where the laws may not protect proprietary rights as fully as in the United States, will be effective.

      The Company’s source code also is protected as a trade secret. However, from time to time Peerless licenses the Company’s source code to OEMs, which subjects the Company to the risk of unauthorized use or misappropriation despite the contractual terms restricting disclosure, distribution, copying, and use. In addition, it may be possible for unauthorized third parties to copy the Company’s products or to reverse engineer in order to obtain and subsequently use and distribute the Company’s proprietary information.

      The Company holds patents issued in the United States, France, Germany, Great Britain, Japan and Hong Kong. The issued patents relate to techniques developed by the Company for generating output for continuous synchronous raster output devices, such as laser printers, compressing data for use with output devices, filtering techniques for use with output devices and communicating with peripheral devices over a network.

      The Company also has patent applications pending in the United States, the European Patent Office, Japan, Hong Kong, Taiwan, China, Australia, Korea, and India.

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

The Company’s international activities may expose the Company to risks associated with international business.

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

      During the past several years, and continuing into fiscal year 2005, the Pacific Rim economies have been financially depressed. As a result, companies in the imaging industry have reported negative financial impacts attributable to a decrease in demand from Pacific Rim customers. The Company’s Pacific Rim customers are comprised primarily of companies headquartered in Japan. These Japanese OEMs sell products containing the Company’s technology primarily in the North American, European, and Asian marketplaces. These revenues have declined and there can be no assurance that revenues from Japanese OEMs will not continue to decline in future quarters.

The Company’s stock price may experience extreme price and volume fluctuations.

      The Company’s common stock has experienced price volatility. In the 60-day period ending April 23, 2004, the closing price of the stock ranged from $1.71 per share to $2.28 per share, and, since the beginning of fiscal year 2004, the stock has closed as low as $1.37 per share. Such price volatility may occur in the future. Factors that could affect the trading price of the Company’s common stock include:

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

      Peerless has experienced a significant reduction in the financial performance of its engineering services that has been caused by many factors, including:

•	product development delays (see “Peerless must adapt to technology trends and evolving industry standards or the Company will not be competitive” above);

•	potential non-recurring engineering reduction for product customization (see “The Company’s near term revenue from engineering services may drop as the Company may change its strategies in how it offers its products in the marketplace.”);

•	third party delays; and

•	loss of new engineering services contracts.

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

      The Company leases its principal facilities in El Segundo, California. The operating lease, as amended, expires in December 2007. The Company also leases office space in Kent, Washington for PSIP and in Japan. The lease on the Kent property expires in May 2005. The lease on the Japan property expires in May 2004. The Company believes that its existing leased space is adequate for its current operations and that suitable replacement and additional space will be available in the future on commercially reasonable terms. In March 2004, the Company terminated a lease due to expire in May 2004 for leased space in Redwood City, CA, which was in excess of the Company’s needs.

Item 3.	Legal Proceedings

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of fiscal year 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      The Company’s common stock has been traded on the Nasdaq National Market under the symbol “PRLS” since its initial public offering on September 26, 1996. The table below sets forth, during the periods indicated, the high and low sales price for the Company’s common stock as reported on the Nasdaq National Market.

	Fiscal Year Ended January 31,

	2004		2003

Quarter	High	Low	High	Low

First	$2.12	$1.36	$1.93	$0.86
Second	$3.33	$1.43	$1.95	$1.01
Third	$4.00	$2.75	$1.42	$0.72
Fourth	$3.70	$1.91	$1.63	$0.97

      The closing price of the Company’s common stock on April 23, 2004 was $1.87. As of April 23, 2004, there were approximately 140 holders of record of the Company’s common stock.

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

      The statement of operations data for the fiscal years ended January 31, 2004, 2003, and 2002 and the balance sheet data at January 31, 2004 and 2003, are derived from, and should be read in conjunction with, the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The data set forth below (in thousands, except per share data) are qualified in their entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Years Ended January 31,

	2004	2003	2002	2001	2000

Statement of Operations Data:
Net sales	$25,254	$31,757	$29,767	$27,407	$42,076
Income (loss) from operations	(5,793)	240	(9,948)	(17,228)	4,133
Net income (loss)	(4,861)	124	(10,997)	(17,649)	3,441
Basic earnings (loss) per share	(0.31)	0.01	(0.73)	(1.19)	0.25
Diluted earnings (loss) per share	(0.31)	0.01	(0.73)	(1.19)	0.22

	Years Ended January 31,

	2004	2003	2002	2001	2000

Balance Sheet Data:
Total assets	$19,307	$24,107	$24,934	$37,108	$52,565
Long-term obligations	366	1,384	2,181	2,357	3,165

Selected Quarterly Financial Data (Unaudited):

	Year Ended January 31, 2004				Year Ended January 31, 2003

Quarter	Fourth	Third	Second*	First*	Fourth	Third	Second	First

Revenues	$7,653	$5,762	$6,152	$5,687	$8,290	$7,776	$7,092	$8,599
Gross margin	5,751	3,004	3,126	3,037	5,559	4,973	4,087	5,066
Gross margin %	75.15%	52.13%	50.81%	53.40%	67.06%	63.95%	57.63%	58.91%
Income (loss) from operations	$800	$(2,648)	$(2,522)	$(1,423)	$748	$339	$(1,039)	$192
Net income (loss)	643	(2,527)	(2,797)	(180)	528	180	(1,162)	578
Basic earnings (loss) per share	0.04	(0.16)	(0.18)	(0.01)	0.03	0.01	(0.08)	0.04
Diluted earnings (loss) per share	0.04	(0.16)	(0.18)	(0.01)	0.03	0.01	(0.08)	0.04

*	The Company has reclassified the amounts of $138 and $23 in the second and first quarter, respectively, from cost of revenues to operating expenses — research and development.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following analysis contains forward-looking statements that involve risks and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Annual Report on Form 10-K are based on current expectations, estimates, forecasts and projections about the industry in which Peerless operates, management’s beliefs and assumptions made by management. These statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of factors and trends that could impact the Company’s business and results, please refer to the section above entitled “Certain Factors and Trends Affecting Peerless and Its Business.”

      The following should be read in conjunction with the audited consolidated financial statements and related notes thereto contained in this Annual Report on Form 10-K.

Highlights

      Consolidated revenues for fiscal year 2004 were $25.3 million, a 20.4% decrease from the prior fiscal year. The decrease in revenues was primarily attributable to lower product licensing fees and engineering services revenues, which was partially offset by an increase in revenue from the Company’s application specific integrated circuits (ASICs). Product licensing revenues decreased as a result of decreased demand for OEM’s products containing the Company’s technologies, which resulted from the shift in demand from monochrome to color technologies and with OEMs developing their own solutions in monochrome product offerings. Engineering services revenues also decreased in fiscal year 2004 due to lack of expected design wins. Product licensing revenues for fiscal year 2004 were $19.9 million, including $16.0 million of block licenses, a decrease of 19.8% from the previous fiscal year. Thirteen block licensing agreements totaling $9.4 million were signed during fiscal year 2004, all of which was recognized as revenue during fiscal year 2004. This last fiscal year the Company has been presenting its new color technologies to its customers. Although there have been no design wins as of January 31, 2004, the Company has been engaged with a number of OEMs that are looking at the application of the Company’s Peerless Sierra Technologies in a number of specific products. The Company believes that, if it is able to successfully launch its high performance MFP color controller in May 2004, there will be a validation of the Company’s color offering, which will facilitate future OEM design wins.

      Engineering services and maintenance contract backlog at January 31, 2004 approximated $0.4 million; this compares to $1.4 million as of January 31, 2003, reflecting the lack of design wins in fiscal year 2004.

      On February 20, 2003, the Company announced the sale of its remaining interest in Netreon. As a result of the sale, the Company recorded in other income a gain of $971,000, net of expenses, associated with this transaction in the first quarter of fiscal year 2004. The Company had announced the divestiture of its Netreon storage management operations on January 31, 2002, effective January 29, 2002. Peerless retained the networking technology obtained from the Company’s 1999 acquisition of Netreon for continuing integration into Peerless’ core document imaging products. As a result of the divestiture, the Company experienced a decline in operating expenses of approximately 30% in fiscal year 2003 from levels experienced during fiscal year 2002. Because the effective date of the divestiture so closely approximated the Company’s year end, the fiscal year 2002 consolidated results of operations included Netreon’s results for the entire year.

      During fiscal year 2004, the Company continued to improve on and support its core monochrome imaging operations and technologies; however, the Company also continued to increase its focus on developing its new high performance color architecture — Peerless Sierra Technologies. The Company believes that on a going forward basis revenue generated from the Company’s Peerless Sierra Technologies will begin to increase as a percentage of total revenue.

General

      The Company generates revenue from its OEMs through the sale of imaging solutions in either turnkey or SDK form. Historically, OEM demand for turnkey solutions had exceeded demand for SDK solutions. However, in the fiscal year 2000, the Company experienced a shift in demand away from turnkey solutions towards demand for the Company’s SDKs, particularly for its mature monochrome solutions. The Company has attempted to expand its high performance color solutions, by seamlessly incorporating the Company’s networking technologies and related imaging technologies licensed from third parties.

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

      Peerless’ technology has addressed the worldwide market for monochrome printers (21-69 pages per minute, or “PPM”) and MFP (21-110 PPM). This market has been consolidating, and the demand for the monochrome technology and products offered by the Company declined throughout fiscal year 2004. The Company believes that unit volume for these types of printers will grow at lower rates than in past years. Available data indicate that retail prices are declining in these segments. There has been a decline in the number of monochrome contracts that the Company has with OEMs under which the Company is currently performing services and granting licenses, and this decline is likely to continue along with the demand for the monochrome technology and products the Company presently offers. Competitors have merged into larger business units with the resulting strength to acquire and impose a competitive advantage in the Company’s market segments.

      Sales decreased during fiscal year 2004, as the Company is continuing to meet sales resistance from its customers. In the past, OEMs have reduced the absolute number of new products being developed and in some instances, OEMs have preferred to perform in-house development projects for the products that they are developing and/or planning to launch. Although there have been fewer opportunities for the Company to sell its turnkey services and SDKs, the Company continued to support its current OEM controller customers in the digital printing devices business with its existing technology and has sized the organization to provide the necessary support and maintenance.

      In response to the Company’s belief that the demand for the Company’s core monochrome offerings may grow at lower rates than in past years and that the Company may continue to meet sales resistance from its customers, Peerless has recently developed and commercialized high performance color imaging and printing technologies and a new open architecture named “Peerless Sierra Technologies.” Peerless believes that products based on its Peerless Sierra Technologies address key growth areas in the imaging market including: increased demand for color imaging, the emergence of MFPs, and continued demand for faster low cost monochrome printing solutions, to which many of the Peerless Sierra Technologies attributes are applicable.

      During the last fiscal year, Peerless introduced Peerless Sierra Technologies at trade shows in the United States and demonstrated it in Japan. Peerless believes that Peerless Sierra Technologies will increase the Company’s future license revenues if the Company is able to successfully introduce it into the marketplace and the Company begins sale of this technology. Peerless believes that the launch of its high performance color MFP controller into the distribution channels will be followed by sales to OEMs for utilization of its high performance color technology, with licensing revenues beginning in early fiscal year 2006. See, however, “If the Company is unable to sell the new Peerless Sierra Technologies on a timely basis, the Company’s future revenue and operating results may be harmed” and “If the marketplace does not accept Peerless’ new Peerless Sierra Technologies, the Company’s future revenues and operating results may be harmed” in the section entitled “Certain Factors and Trends Affecting Peerless and Its Business” of this Annual Report on Form 10-K. Peerless believes that its new Peerless Sierra Technologies will contribute an increasing percentage of the Company’s overall revenue in the future.

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

      In addition, as a result of the decline in the embedded controller business, the Company is exploring opportunities to enhance the value of the Company, including new market opportunities, mergers, acquisitions, spin-offs and/or the sale of all or a portion of Company’s assets.

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

      The Company accounts for its software revenues in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-9, Staff Accounting Bulletin No. 104, “Revenue Recognition” and Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Over the past two years, the Company entered into block license agreements that represent unit licenses for products that will be licensed over a period of time. In accordance with SOP 97-2, revenue is recognized when the following attributes have been met: 1) an agreement exists between the Company and the OEM selling product utilizing the Company’s intellectual property and/or a third party’s intellectual property for which Peerless is an authorized licensor, 2) delivery and acceptance of the intellectual property has occurred, 3) the fees associated with the sale are fixed and determinable and 4) collection of the fees are probable. Under the Company’s accounting policies, fees are fixed and determinable if 90% of the fees are to be collected within a twelve-month period, in accordance with SOP 97-2. If more than 10% of the payments of fees extend beyond a twelve-month period, they are recognized as revenues when they are due for payment, in accordance with SOP 97-2. As of January 31, 2004, the Company had no such revenues to be recognized in future periods.

      The Company recognizes revenues for certain of its engineering services projects on a percentage-of-completion basis, in accordance with Accounting Research Bulletin 45, “Long-Term Construction-Type Contracts” and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The estimates to complete the projects are determined by the individual project-engineering manager responsible for the oversight of the individual projects. The estimates are made at end of each accounting period and are subject to unforeseen circumstances that can increase or decrease the hours necessary to complete the efforts. For fiscal year 2004, the Company reported no engineering services revenues on a percentage-of-completion basis.

      The Company provides an accrual for estimated product licensing costs owed to third party vendors whose technology is included in the products sold by the Company. The accrual is impacted by estimates of the mix of products shipped under certain of the Company’s block license agreements. The estimates are based on historical data and available information as provided by the Company’s customers concerning projected shipments. Should actual shipments under these agreements vary from these estimates, adjustments to the estimated accruals for product licensing costs may be required. Such losses have historically been within management’s expectations.

      As of January 31, 2004, the Company had net operating loss carryforwards available to reduce future federal and state income of approximately $7.0 million and $6.4 million, respectively, which expire through fiscal years 2022 for federal and 2013 for state, respectively. In addition, as of January 31, 2004, the Company had tax credit carryforwards available to reduce future income tax liabilities of approximately $6.9 million, which expire between fiscal years 2005 and 2023. The realization of these assets is based upon management’s estimates of future taxable income. The Company has provided a valuation allowance for all of its net deferred tax assets because of the uncertainty with respect to the Company’s ability to generate future taxable income to realize the deferred tax assets. With a change in management’s assessment of the uncertainty, the valuation allowance will be adjusted accordingly.

      The Company grants credit terms in the normal course of business to its customers. The Company continuously monitors collections and payments from its customers and maintains allowances for doubtful accounts for estimated losses resulting from the inability of any customers to make required payments. Estimated losses are based primarily on specifically identified customer collection issues. If the financial condition of any of the Company’s customers, or the economy as a whole, were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Such losses have historically been within management’s expectations.

      The Company’s recurring product licensing revenues are dependent, in part, on the timing and accuracy of product sales reports received from the Company’s OEM customers. These reports are provided only on a calendar quarter basis and, in any event, are subject to delay and potential revision by the OEM. Therefore, the Company is required to estimate all of the recurring product licensing revenues for the last month of each fiscal quarter and to further estimate all of its quarterly revenues from an OEM when the report from such OEM is not received in a timely manner. In the event the Company is unable to estimate such revenues accurately prior to reporting financial results, the Company may be required to adjust revenues in subsequent periods. Fiscal year 2004 revenues subject to such estimates were minimal. Actual results have historically been consistent with management’s estimates.

Results of Operations

      The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company’s statements of operations to total revenues.

				Percentage Change
	Percentage of Total			Years Ended
	Revenues Years Ended			January 31,
	January 31,
				2004 vs.	2003 vs.
	2004	2003	2002	2003	2002

Statements of Operations Data:
Revenues:
Product licensing	79%	78%	73%	(20)%	15%
Engineering services and maintenance	13	16	21	(37)	(18)
Other	8	6	6	16	(9)

Total revenues	100	100	100	(20)	(7)
Cost of revenues:
Product licensing	25	26	21	(23)	31
Engineering services and maintenance	12	9	19	8	(50)
Other	4	3	4	(4)	(19)

Total cost of revenues	41	38	44	(14)	(9)

Gross margin	59	62	56	(24)	19

Operating expenses:
Research and development	47	31	46	21	(28)
Sales and marketing	18	14	20	—	(24)
General and administrative	17	16	23	(14)	(25)

Total operating expenses	82	61	89	7	(27)

				Percentage Change
	Percentage of Total			Years Ended
	Revenues Years Ended			January 31,
	January 31,
				2004 vs.	2003 vs.
	2004	2003	2002	2003	2002

Income (loss) from operations	(23)	1	(33)	*	(102)
Other income	6	—	8	*	*
Loss on divestiture of storage operations	—	—	(8)	*	*
Interest income, net	1	1	2	(63)	(50)

Income (loss) before income taxes	7	2	(31)	(778)	(107)
Provision for income taxes	3	2	6	42	(73)

Net income (loss)	(19)%	0%	(37)%	* %	(101)%

*	Percentage change calculations not meaningful.

Net Income

      Net loss for the twelve month period ended January 31, 2004 was $(4.9) million or $(0.31) per basic and diluted share, compared to net income of $0.1 million, or $0.01 per basic and diluted share, in fiscal year 2003, and a net loss of $(11.0) million, or $(0.73) per basic and diluted share, in fiscal year 2002.

Revenues

      Consolidated revenues for fiscal year 2004 were $25.3 million, compared to $31.8 million in fiscal year 2003, and $29.8 million in fiscal year 2002. The decrease from fiscal year 2003 to fiscal year 2004 was primarily attributable to decreased licensing and engineering services revenues, which were partially offset by higher ASICs revenues. The increase in fiscal year 2003 was generally attributable to increased licensing revenues, which were partially offset by lower engineering services and maintenance and ASICs revenues.

      Product licensing revenues for fiscal year 2004 were $19.9 million, compared to $24.9 million in fiscal year 2003, and $21.6 million in fiscal year 2002. Block licensing agreements totaling $9.4 million were signed during fiscal year 2004, all of which was recognized as revenue during the year. This is compared with block licensing agreements of $19.5 million signed in fiscal year 2003, of which approximately $13.6 million was recognized as revenue during fiscal year 2003, with the remaining $5.9 million being recognized in the five quarters following the end of fiscal year 2003. The decrease in product licensing revenue in fiscal year 2004 is mainly attributable to the decrease in demand for the OEMs’ products containing the Company’s core monochrome technology. The increase in product licensing revenue in fiscal year 2003 compared to fiscal year 2002 was mainly attributable to an increase in sales of third party technology addressing OEM requirements.

      Engineering services and maintenance revenues generated by the Company were $3.2 million in fiscal year 2004, compared to $5.0 million in fiscal year 2003, and $6.1 million in fiscal year 2002. The fiscal year 2003 and 2004 decreases were primarily the result of a lack of design wins for the Company’s Peerless Sierra Technologies. Revenue generated by ASIC sales were $2.1 million in fiscal year 2004, compared $1.9 million in fiscal year 2003, and $2.0 million in fiscal year 2002. Contract and maintenance backlog at January 31, 2004 was approximately $0.4 million, as compared with $1.4 million at January 31, 2003.

Cost of Revenues

      Cost of revenues for fiscal year 2004 was $10.3 million, compared to $12.1 million in fiscal year 2003, and $13.2 million in fiscal year 2002. Product licensing costs were $6.3 million in fiscal year 2004, compared to $8.3 million in fiscal year 2003, and $6.3 million in fiscal year 2002. The decrease from fiscal year 2003 to fiscal year 2004 was primarily due to decreased product licensing revenues, offset by an additional accrual for settlement of certain third party licensing costs totaling $0.5 million. The increase from fiscal year 2002 to fiscal year 2003 was primarily due to increased product licensing revenues and higher levels of third party technology content in the products licensed in those revenues. Engineering services and maintenance costs decreased 50% in fiscal year 2003 from fiscal year 2002, due to lower levels of revenues and improved performance.

Gross Margin

      Gross margin as a percentage of total revenues was 59% in fiscal year 2004, compared to 62% in fiscal year 2003, and 56% in fiscal year 2002. The decrease in fiscal year 2004 was largely due to higher levels of product licensing costs for third party technology associated with certain of the Company’s licensing revenues. The increase in fiscal year 2003 was largely due to increased product licensing fees and engineering services margins, which improved to 44% in fiscal year 2003 from 7% in fiscal year 2002, due to reduced costs for engineering services.

Operating Expenses

      Operating expenses for fiscal year 2004 were $20.7 million, compared to $19.4 million in fiscal year 2003, and $26.5 million in fiscal year 2002.

•	Research and development expenses were $11.8 million in fiscal year 2004, compared to $9.8 million in fiscal year 2003, and $13.6 million in fiscal year 2002. The increase in fiscal year 2004 was primarily due to higher staffing and consulting costs associated with the continued development of the Company’s Peerless Sierra Technologies. The decrease in fiscal year 2003 was primarily due to the divestiture of Netreon.

•	Sales and marketing expenses were $4.5 million in fiscal year 2004, compared to $4.6 million in fiscal year 2003, and $6.0 million in fiscal year 2002. The decrease from fiscal year 2002 to fiscal year 2003 was also primarily due to the divestiture of Netreon. The Company continued to focus on the future launch of Peerless Sierra Technologies and on developing new OEM customers, attending industry trade shows, and evaluating other opportunities to promote the Company’s core and new color imaging and network solutions.

•	General and administrative expenses were $4.4 million in fiscal year 2004, compared to $5.1 million in fiscal year 2003, and $6.9 million in fiscal year 2002. The decrease in fiscal year 2004 was primarily due to the reduction of consulting costs. In addition, during fiscal year 2004, the Company received a $0.2 million insurance refund for costs associated with completed legal proceedings. The decrease in fiscal year 2003 was due in large part to a recovery and reduction of legal expenses, a result of the successful resolution of litigation matters. Also included in the fiscal year 2003 was a write-off of approximately $0.7 million for the reduction in office space located at the Company’s headquarters.

Interest Income, Other Income and Expenses, and Taxes

      Interest income earned in all fiscal years was attributable to interest and investment income earned on cash and cash equivalents and investment balances. The decreases in both fiscal years 2004 and 2003 in interest income were due to lower yields on a lower level of the Company’s investments in government and corporate bonds.

      Included in other income in fiscal year 2004 was $1.0 million from the Company’s sale of its remaining interest in Netreon, Inc., announced on February 20, 2003. In addition, the Company recorded a gain of $0.6 million associated with the termination of a sublease of a portion of its leased office space at its headquarters in El Segundo, California. Additionally, the Company recorded a $121,000 loss for a correction to fiscal year 2002 reported accrued interest. In fiscal year 2002, the Company resolved a disputed claim regarding the licensing of its intellectual property and reported non-recurring other income of $2.3 million and collected a $1.5 million receivable. In addition, the Company recorded a $2.3 million loss in connection with the divestiture of the Netreon storage management operations.

      The provisions for income taxes for all fiscal years were primarily the result of foreign income taxes paid. In fiscal year 2004, the foreign income taxes paid were offset by the release of certain long-term tax liabilities. In fiscal year 2003, the foreign income taxes paid were offset by the Company’s receipt of a tax benefit of

$0.6 million as a result of a change in the tax code that allowed the Company to carry back losses to obtain a tax refund. The Company has provided a valuation allowance on its net deferred tax assets because of the uncertainty with respect to the Company’s ability to generate future taxable income to realize the deferred tax assets.

Contractual Obligations

      The following table summarizes the Company’s significant contractual obligations at January 31, 2004, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods. This table excludes amounts already recorded on the Company’s consolidated balance sheets at January 31, 2004.

	Payments Due by Period

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating lease obligations	$4,882	$1,213	$2,492	$1,177	$—
Outstanding purchase orders	199	199	—	—	—

Total	$5,081	$1,412	$2,492	$1,177	$—

Liquidity and Capital Resources

      The Company’s principal source of liquidity is its cash and cash equivalents and investments, which, as of January 31, 2004 were $9.4 million in the aggregate. For the twelve month period ended January 31, 2004, the Company experienced substantial negative cash flow, primarily the result of the net loss incurred during the year, and the timing of collections of accounts receivable.

      Compared to January 31, 2003, total assets at January 31, 2004 decreased 20% to $19.3 million and stockholders’ equity decreased 27% to $11.8 million. The Company’s cash and short-term investment portfolio was $9.4 million at January 31, 2004, a decrease of 41% from January 31, 2003. The decrease in the value of the Company’s investment portfolio was primarily due to the negative cash flow resulting from the operating loss during fiscal year 2004. The ratio of current assets to current liabilities was 2.3:1 compared to 2.9:1 last year. The Company used $9.7 million in cash during the twelve month period ended January 31, 2004 from operations as compared to $3.7 million in cash provided by operations during the twelve month period ended January 31, 2003. This decrease in cash was primarily due to the Company’s loss from operations.

      The Company’s investing activities during the fiscal year ended January 31, 2004 resulted in a net use of cash of $37,000. It is the Company’s policy to invest the majority of its unused cash in low risk government and commercial debt securities. The Company has not historically purchased derivative instruments or entered into hedging transactions. For the twelve month period ended January 31, 2004, the Company invested approximately $0.4 million in property, equipment and leasehold improvements compared to $0.2 million during the previous twelve month period.

      During fiscal year 2004, $0.4 million was provided by the issuance of common stock under the Company’s employee stock purchase plan and exercise of stock options. Net cash provided by financing activities was $0.4 million during fiscal year 2004 and $0.1 million in fiscal year 2003.

      During the twelve month period ended January 31, 2004, cash and investments decreased by $8.6 million compared to a $3.4 million increase in the prior fiscal year. The decrease in fiscal year 2004 was primarily due to operating losses during fiscal year 2004 and the timing of licensing collections, and the increase in fiscal year 2003 was primarily due to profitable operations and the lowering of days sales outstanding due to the timing of license collections.

      At January 31, 2004, net trade receivables were $4.1 million higher than at January 31, 2003, due primarily to the timing of the signing of new licensing agreements at the end of fiscal year 2004. In fiscal year 2003, the Company increased its efforts to collect accounts receivable in a timely manner. As a result of these increased efforts, the Company had a $3.1 million reduction in current net trade receivables.

      The Company does not have a credit facility; however, it is exploring opportunities to obtain a line of credit for short-term financing in order to provide for working capital needs associated with the expected launch of its channel product in the second quarter of fiscal year 2005 and to avoid disruptions of its current investment levels.

      The Company expects cash and investments will decrease during fiscal year 2005 to approximately $3.0 million by the end of this year’s third quarter. Although the Company expects the cash position to increase thereafter with the expected sales growth associated with the Peerless Sierra Technologies, there can be no assurances that the Company will experience the anticipated increase in the Peerless Sierra Technologies sales in the fourth quarter or at all. The Company expects to reduce operating expenses in the second quarter as a result of completion of the majority of the Peerless Sierra Technologies development effort. However, if the remaining development costs are higher than expected or the anticipated level of Peerless Sierra Technologies sales is lower than anticipated and the Company is unable to further reduce its operating expenses, the Company may need to take significant measures to preserve and maintain continued business operations. In such event, the Company may need to further reduce costs and may have to access to the capital markets to raise additional funding. There is no assurance that the Company would be successful in raising capital at attractive terms or at all, and should the Company be successful in raising capital, the financing may be dilutive to current shareholders.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      As of January 31, 2004, the Company does not hold any positions in equity securities of other publicly traded companies.

      The Company’s exposure to interest rate risk relates primarily to the Company’s non-equity investment portfolio. The primary objectives of the Company’s investment activities are to preserve the principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company from time to time maintains a portfolio of cash equivalents, fixed rate debt instruments of the federal, state, and local governments and high-quality corporate issuers and short-term investments in money market funds. As discussed in Note 3 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, as of January 31, 2004, the Company held approximately $1.6 million in debt securities issued by the federal, state, and local governments and $2.7 million in corporate debt securities. Although the Company is subject to interest rate risks in these investments, the Company believes an effective increase or decrease of 10% in interest rate percentages would not have a material adverse effect on its results from operations. Consequently, the Company’s interest rate risk is minimal.

      The Company has not entered into any derivative financial instruments. Currently all of the Company’s contracts, including those involving foreign entities, are denominated in U.S. dollars and as a result, the Company has experienced no significant foreign exchange gains and losses to date. The Company has not engaged in foreign currency hedging activities to date, and has no intention of doing so.

Item 8.	Consolidated Financial Statements and Supplementary Data

      See Index to Financial Statements on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Peerless management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      As required by Rule 13(a)-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that, as of end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

      There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART III

Item 10.	Directors and Executive Officers

      The information required by this Item is incorporated by reference to the Peerless Proxy Statement.

Item 11.	Executive Compensation

      The information required by this Item is incorporated by reference to the Peerless Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item is incorporated by reference to the Peerless Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item is incorporated by reference to the Peerless Proxy Statement.

Item 14.	Principal Accounting Fees and Services

      The information required by this Item is incorporated by reference to the Peerless Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

      (b) Reports on Form 8-K:

      None.

      (c) Exhibits:

      The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit
Number

3.1(1)	Certificate of Incorporation of the Company.
3.2(9)	Amended and Restated Bylaws of the Company.
4.1	Instruments defining the rights of security holders. Reference is made to Exhibits 3.1 and 3.2.
4.2(4)	Rights Agreement, dated October 7, 1998, between the Company and Wells Fargo Shareowner Services, a division of Wells Fargo Bank Minnesota, N.A., formerly known as Norwest Shareowner Services, as Rights Agent.
10.1(10)(2)	1996 Equity Incentive Plan, as amended and form of stock option agreements thereunder.
10.2(11)(2)	1996 Employee Stock Purchase Plan, as amended.
10.3(1)(3)	Reference Post Appendix No. 2 to the Adobe Third Party License dated February 11, 1993.
10.4(1)	Amendment No. 1 to the Adobe Third Party License dated November 29, 1993.
10.5(1)(3)	PCL Development and License Agreement (the “PCL License “) dated June 14, 1993, between the Registrant and Adobe.
10.6(1)(3)	Amendment No. 1 to the PCL License dated October 31, 1993.
10.7(1)(3)	Letter Modification to the PCL License dated August 5, 1994.
10.8(1)(3)	Addendum No. 1 to the PCL License dated March 31, 1995.
10.9(1)(3)	Letter Modification to the PCL License dated August 30, 1995.

Exhibit
Number

10.10(1)	Lease Agreement between the Company and Continental Development Corporation dated February 6, 1992, and Addendum, dated February 6, 1992.
10.11(1)	First Amendment to Office Lease dated December 1, 1995, between the Company and Continental Development Corporation.
10.12(5)	Second Amendment to Office Lease dated April 8, 1997, between the Company and Continental Development Corporation.
10.13(5)	Third Amendment to Office Lease dated December 16, 1997, between the Company and Continental Development Corporation.
10.14(6)	Fourth Amendment to Office Lease dated April 22, 1998, between the Company and Continental Development Corporation.
10.15(7)	Agreement and Plan of reorganization and Merger by and among Peerless Systems Corporation, Auco Merger and Auco, Inc. dated as of April 6, 1999.
10.16(8)	Marubun Supplier/ Distribution Agreement dated December 14, 1999.
10.17(8)	Lease PSN McKelvy Family Trust (386 Main Street) Standard Industrial/ Commercial Single-Tenant dated March 14, 1997.
10.18(8)	Lease PSIP Kent Centennial Limited Partnership dated January 31, 1996.
10.19(2)(12)	Form of Indemnification Agreement, effective as of March 12, 2001.
10.20(13)	Settlement Agreement and Mutual Release dated April 11, 2001 between Peerless Systems Corporation and Gordon L. Hanson.
10.21(9)	Settlement Agreement and Mutual Release, effective as of April 27, 2001, by and among the State of Wisconsin Investment Board, Peerless Systems Corporation and Edward A. Gavaldon.
10.22(14)	Series A Preferred Stock Purchase Agreement dated January 29, 2002 by and among Netreon, Inc., a Delaware corporation, Netreon, Inc., a California corporation and each of the several purchasers named therein.
10.23(14)	Series A Preferred Stock Contribution Agreement dated January 29, 2002 by and between Netreon, Inc., a Delaware corporation and Peerless Systems Corporation.
10.24(3)(15)	Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and the Company effective as of July 23, 1999.
10.25(3)(15)	Custom Sales Agreement between the Company and International Business Machines effective as of April 23, 2001.
10.26(3)(15)	Master Technology License Agreement dated January 16, 2000 between Konica Corporation and Peerless Systems Corporation.
10.27(3)(15)	License Software Addendum #1 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 16, 2000.
10.28(3)(15)	License Software Addendum #2 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 19, 2000.
10.29(3)(15)	License Software Addendum #3 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of July 21, 2000.
10.30(3)(15)	License Software Addendum #4 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of March 1, 2001.
10.31(3)(15)	License Software Addendum #5 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of July 1, 2001.
10.32(3)(15)	License Software Addendum #7 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 1, 2002.
10.33(3)(15)	License Software Addendum #8 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 1, 2002.
10.34(3)(15)	License Software Addendum #9 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 1, 2002.

Exhibit
Number

10.35(15)	Master Technology License Agreement dated April 1, 1997 between Kyocera Corporation and Peerless Systems Corporation.
10.36(3)(15)	Licensed Software Addendum #1 to Master Technology License Agreement by and between Kyocera Corporation and the Company effective as of December 28, 1999.
10.37(3)(15)	Amendment #3 to Licensed Software Addendum #1 to Master Technology License Agreement by and between Kyocera Corporation and the Company effective as of September 28, 2001.
10.38(3)(15)	Licensed Software Addendum #3 to Master Technology License Agreement by and between Kyocera Mita Corporation and the Company effective as of May 1, 2002.
10.39(3)(15)	Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc.
10.40(3)(15)	Licensed System Addendum No. 1 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc.
10.41(3)(15)	Licensed System Addendum No. 2 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc.
10.42(3)(15)	Licensed System Addendum No. 3 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc. effective as of August 25, 2000.
10.43(3)(15)	Attachment #1 to Licensed System Addendum #3 by and between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated March 1, 2001.
10.44(3)(15)	Attachment #2 to Licensed System Addendum #3 by and between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated July 1, 2001.
10.45(3)(15)	Licensed System Addendum No. 4 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc. effective as of February 1, 2002.
10.46(15)	Master Technology License Agreement dated April 1, 2000 between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc.
10.47(3)(15)	Licensed System Addendum #1 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. dated April 1, 2000.
10.48(3)(15)	Licensed System Addendum #2 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc.
10.49(3)(15)	Licensed System Addendum #3 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc.
10.50(3)(15)	Attachment #1 to Licensed System Addendum #3 by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. dated May 1, 2001.
10.51(3)(15)	Attachment #2 to Licensed System Addendum #3 by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. dated July 23, 2001.
10.52(3)(15)	Licensed System Addendum #4 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. effective as of October 19, 2001.
10.53(3)(15)	Licensed System Addendum #5 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. effective as of December 1, 2001.
10.54(3)(15)	Licensed System Addendum #6 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. effective as of April 30, 2002.
10.55(3)(15)	Nest Office SDK Development and Reseller Agreement Statement of Work 8 to BDA No. N-A-1 between and Novell, Inc. and Peerless Systems Networking effective as of August 17, 1999.

Exhibit
Number

10.56(3)(15)	Amendment No. 1 to Nest Office SDK Development and Reseller Agreement Statement of Work 8 to BDA No. N-A-1 between and Novell, Inc. and Peerless Systems Networking effective as of August 17, 1999.
10.57(15)	Business Development Agreement by and between Novell and Auco, Inc effective as of September 6, 1996.
10.58(16)	Amendment No. 4 to Licensed System Addendum No. 4 dated February 1, 2002 by and between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated September 1, 2002.(15)
10.59(16)	Amendment No. 3 to Postscript Software Development Agreement by and between Adobe Systems Incorporated and the Company dated October 25, 2002.
10.60(3)(17)	Amendment No. 1 to Licensed System Agreement No. 7 dated November 1, 2001 by and between Konica Corporation and Peerless Systems Corporation dated January 1, 2003.
10.61(3)(17)	Licensed System Agreement Addendum No. 10 to Master Technology License Agreement dated January 16, 2000 by and between Konica Corporation and Peerless Systems Corporation dated January 17, 2003.
10.62(3)(17)	Licensed System Addendum #8 to Master Technology License Agreement dated April 1, 2000 by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. effective as of January 6, 2003.
10.63(3)(18)	Amendment No. 4 to the Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of July 31, 2003.
10.64(3)(18)	Amendment No. 10 to the Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of July 31, 2003.
10.65(3)(19)	Amendment No. 5 to Licensed System Addendum No. 4 between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated February 1, 2002.
10.66(3)(19)	Amendment No. 8 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of September 30, 2003.
10.67(3)(19)	Amendment No. 9 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of September 15, 2003.
10.68(3)(19)	Amendment No. 12 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of September 22, 2003.
10.69(20)	Licensed Software Addendum No. 14 to Master Technology License Agreements dated January 16, 2000 and June 12, 1997 by and between KonicaMinolta Business Technologies, Inc. and Peerless Systems Corporation, effective as of October 1, 2003.
10.70(20)	Amendment #2 to the LSA #9 by and between KonicaMinolta Business Technologies, Inc. and Peerless Systems Corporation, effective as of November 1, 2003.
10.71(20)	Amendment No. 5 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of December 16, 2003.
10.72(20)	Amendment No. 6 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of July 31, 2002.
10.73	Amendment No. 7 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of May 22, 2003.

Exhibit
Number

10.74(20)	Amendment No. 11 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of February 9, 2004.
10.75	Amendment No. 14 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of December 16, 2003.
10.76	Amendment No. 15 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 6, 2004.
10.77(2)	Change in Control Agreement of Chief Executive Officer.
10.78(2)	Form of Change in Control Agreement of certain members of senior management.
10.79(2)	Form of Transaction Incentive Plan of certain members of senior management.
21	Registrant’s Wholly-Owned Subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney. Reference is made to the signature page to this Annual Report on Form 10-K.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed in the Company’s Registration Statement on Form S-1 (File No. 333-09357), as amended and incorporated herein by reference.

(2)	Management contract or compensatory plan or arrangement.

(3)	Subject to a Confidential Treatment Order.

(4)	Previously filed in the Company’s Current Report on Form 8-K, filed October 13, 1999, and incorporated herein by reference.

(5)	Previously filed in the Company’s 1998 Annual Report filed on Form 10-K, filed April 24, 1998, and incorporated herein by reference.

(6)	Previously filed in the Company’s 1999 Annual Report filed on Form 10-K, filed April 26, 1999, and incorporated herein by reference.

(7)	Previously filed in the Company’s Registration Statement on Form S-4 (File No. 333-77049) as amended and incorporated herein by reference.

(8)	Previously filed in the Company’s 2000 Annual Report filed on Form 10-K, filed April 28, 2000, and incorporated herein by reference.

(9)	Previously filed in the Company’s Current Report on Form 8-K, filed July 2, 2001, and incorporated herein by reference.

(10)	Previously filed in the Company’s Registration Statement on Form S-8 (File No. 333-73562), filed November 16, 2001, and incorporated herein by reference.

(11)	Previously filed in the Company’s Registration Statement on Form S-8 (File No. 333-57362), filed March 21, 2001, and incorporated herein by reference.

(12)	Previously filed in the Company’s Amendment No. 4 to its Registration Statement on Form S-3 (File No. 333-60284), filed July 27, 2001, and incorporated herein by reference.

(13)	Previously filed in the Company’s 2001 Annual Report filed on Form 10-K, filed May 1, 2001, and incorporated herein by reference.

(14)	Previously filed in the Company’s 2002 Annual Report on Form 10-K, filed May 1, 2002, and incorporated herein by reference.

(15)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2002, filed September 16, 2002, and incorporated herein by reference.

(16)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2002, filed December 16, 2002, and incorporated herein by reference.

(17)	Previously filed in the Company’s 2003 Annual Report on Form 10-K filed May 1, 2003, and incorporated herein by reference.

(18)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2003, filed September 15, 2003, and incorporated herein by reference.

(19)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2003, filed December 15, 2003, and incorporated herein by reference.

(20)	Confidential treatment has been requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2004.

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

Signature	Title	Date

/s/ HOWARD J. NELLOR Howard J. Nellor	Chief Executive Officer, President & Director (Principal Executive Officer)	April 30, 2004

/s/ ROBERT G. BARRETT Robert G. Barrett	Director	April 30, 2004

/s/ LOUIS C. COLE Louis C. Cole	Director	April 30, 2004

/s/ ROBERT L. NORTH Robert L. North	Director	April 30, 2004

/s/ WILLIAM R. NEIL William R. Neil	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2004

PEERLESS SYSTEMS CORPORATION

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Peerless Systems Corporation

      We have audited the accompanying consolidated balance sheets of Peerless Systems Corporation as of January 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15 (a) for each of the three years in the period ended January 31, 2004. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peerless Systems Corporation at January 31, 2004 and 2003 and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for each of the three years in the period ended January 31 2004, when considered in relation to the basic financial statements take as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Los Angeles, California

March 12, 2004

PEERLESS SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended January 31,

	2004	2003	2002

	(In thousands, except per share amounts)
Revenues:
Product licensing	$19,931	$24,856	$21,606
Engineering services and maintenance	3,178	5,047	6,132
Other	2,145	1,854	2,029

Total revenues	25,254	31,757	29,767

Cost of revenues:
Product licensing	6,333	8,251	6,309
Engineering services and maintenance	3,066	2,850	5,708
Other	937	971	1,206

Total cost of revenues	10,336	12,072	13,223

Gross margin	14,918	19,685	16,544

Operating expenses:
Research and development	11,771	9,766	13,634
Sales and marketing	4,540	4,552	6,001
General and administrative	4,400	5,127	6,857

Total operating expenses	20,711	19,445	26,492

Income (loss) from operations	(5,793)	240	(9,948)

Interest income, net	138	374	743
Other income	1,490	—	2,320
Loss on divestiture of storage operations	—	—	(2,303)

Total other income	1,628	374	760

Income (loss) before provision for income taxes	(4,165)	614	(9,188)
Provision for income taxes	696	490	1,809

Net income (loss)	$(4,861)	$124	$(10,997)

Basic earnings (loss) per share	$(0.31)	$0.01	$(0.73)

Diluted earnings (loss) per share	$(0.31)	$0.01	$(0.73)

Weighted average common shares outstanding — basic	15,575	15,282	15,062

Weighted average common shares outstanding — diluted	15,575	15,722	15,062

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 31,

	2004	2003

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,069	$14,355
Short-term investments	4,341	1,729
Trade accounts receivable, less allowance for doubtful accounts of $141 and $202 in 2004 and 2003, respectively	6,146	2,015
Unbilled receivables	—	88
Prepaid expenses and other current assets	622	817

Total current assets	16,178	19,004
Investments	—	1,945
Property and equipment, net	1,981	2,205
Other assets	1,148	953

Total assets	$19,307	$24,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$897	$688
Accrued wages	384	1,091
Accrued compensated absences	805	657
Accrued product licensing costs	2,834	2,221
Income taxes payable	469	121
Other current liabilities	428	653
Deferred revenue	1,323	1,081

Total current liabilities	7,140	6,512
Other tax liabilities	—	980
Other liabilities	366	404

Total liabilities	7,506	7,896

Stockholders’ equity:
Common stock, $.001 par value, 30,000 shares authorized, 15,866 and 15,450 shares issued and outstanding in 2004 and 2003, respectively	15	15
Additional paid-in capital	49,295	48,882
Accumulated deficit	(37,434)	(32,573)
Accumulated other comprehensive income	38	—
Treasury stock, 150 shares in 2004 and 2003	(113)	(113)

Total stockholders’ equity	11,801	16,211

Total liabilities and stockholders’ equity	$19,307	$24,107

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

								Accumulated
	Common Stock		Treasury Stock		Additional			Other	Total
					Paid-In	Deferred	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Comp.	Deficit	Income	Equity

	(In thousands)
Balances, January 31, 2001	14,909	$15	—	$—	$48,471	$(58)	$(21,700)	$—	$26,728
Issuance of put options	—	—	—	—	(232)	—	—	—	(232)
Repurchase of common stock	—	—	(150)	(113)	113	—	—	—	—
Expiration of put options	—	—	—	—	209	—	—	—	209
Issuance of common stock	406	—	—	—	209	—	—	—	209
Exercise of stock options	62	—	—	—	19	—	—	—	19
Amortization of deferred compensation	—	—	—	—	—	58	—	—	58
Net loss		—	—	—	—	—	(10,997)	—	(10,997)

Balances, January 31, 2002	15,377	15	(150)	(113)	48,789	—	(32,697)	—	15,994
Issuance of common stock	—	—	—	—	30	—	—	—	30
Exercise of stock options	73	—	—	—	63	—	—	—	63
Net income	—	—	—	—	—	—	124	—	124

Balances, January 31, 2003	15,450	15	(150)	(113)	48,882	—	(32,573)	—	16,211
Issuance of common stock	294	—	—	—	317	—	—	—	317
Exercise of stock options	122	—	—	—	96	—	—	—	96
Comprehensive loss:
Net loss	—	—	—	—	—	—	(4,861)	—	(4,861)
Foreign currency translation adjustment	—	—	—	—	—	—	—	38	38

Total comprehensive loss									(4,823)

Balances, January 31, 2004	15,866	$15	(150)	$(113)	$49,295	$—	$(37,434)	$38	$11,801

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended January 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(4,861)	$124	$(10,997)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation and amortization	1,375	1,510	2,126
Net gain from sublease termination	(938)	—	—
Gain from Netreon sale	(971)	—	—
Loss on divestiture of storage operations	—	—	2,303
Loss from lease amendment	—	725	—
Other	(54)	31	48
Changes in operating assets and liabilities:
Trade accounts receivable and unbilled receivables	(4,043)	3,215	1,269
Prepaid expenses and other assets	245	(885)	(60)
Long-term receivable	—	—	1,500
Accounts payable	209	(54)	(150)
Accrued product licensing costs	613	1,337	(1,073)
Deferred revenue	242	(746)	1,001
Other liabilities	(1,479)	(1,581)	(1,287)

Net cash provided (used) by operating activities	(9,662)	3,676	(5,320)

Cash flows from investing activities:
Proceeds from sale of Netreon	971	—	—
Proceeds from sublease termination	639	—	—
Purchases of property and equipment	(388)	(215)	(914)
Purchases of available-for-sale securities	(16,819)	(2,488)	(7,640)
Proceeds from sales of available-for-sale securities	16,162	2,407	13,454
Divestiture of storage operations	—	—	(1,343)
Purchases of software licenses	(602)	(128)	(137)
Restricted cash	—	(20)	742

Net cash provided (used) by investing activities	(37)	(444)	4,162

Cash flows from financing activities:
Proceeds from issuance of common stock	317	30	209
Proceeds from exercise of common stock options	96	63	19
Repurchase of common stock	—	—	(113)

Net cash provided by financing activities	413	93	115

Net increase (decrease) in cash and cash equivalents	(9,286)	3,325	(1,043)
Cash and cash equivalents, beginning of period	14,355	11,030	12,073

Cash and cash equivalents, end of period	$5,069	$14,355	$11,030

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$1,325	$1,805	$1,629
Interest	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

1.	Organization, Business and Summary of Significant Accounting Policies:

      Organization and Business: Peerless Systems Corporation (“Peerless” or the “Company”) was incorporated in the state of California in April 1982 and reincorporated in the state of Delaware in September 1996. Peerless develops and licenses software-based digital imaging and networking systems and supporting electronic technologies and provides custom engineering services to Original Equipment Manufacturers (“OEMs”) of digital document products located primarily in the United States and Japan. Digital document products include printers, copiers, fax machines, scanners and color products, as well as multifunction products that perform a combination of these imaging functions. In order to process digital text and graphics, digital document products rely on a core set of imaging software and supporting electronics, collectively known as a digital imaging system. Network interfaces supply the core technologies to digital document products that enable them to communicate over local area networks and the Internet.

      The Company has incurred losses from operations and has reported negative operating cash flows. As of January 31, 2004, the Company had an accumulated deficit of $37.4 million and cash and short-term investments of $9.4 million. The Company has no material financial commitments other than those under operating lease agreements. The Company believes that its existing cash and short-term investments, and any cash generated from operations will be sufficient to fund its working capital requirements, capital expenditures and other obligations through the next 12 months. Long term, the Company may face significant risks associated with the successful execution of its business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand its marketing activities, to develop new or enhance existing services or products, and to respond to competitive pressures or to acquire complementary services, businesses, or technologies. If the Company is not successful in generating sufficient cash flow from operations, it may need to raise additional capital through public or private financing, strategic relationships, or other arrangements.

      Principles of Consolidation and Basis of Presentation: The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. As a result of the Netreon exchange transaction, the Company’s Netreon subsidiary was deconsolidated effective January 29, 2002. Although the Company initially retained an equity interest in the business formed as a result of the transaction, the Company did not record a related investment and had no continuing obligation to fund this business. In February 2003, the Company sold its remaining interest in Netreon (see Note 2).

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

      The Company provides an accrual for estimated product licensing costs owed to third party vendors whose technology is included in the products sold by the Company. The accrual is impacted by estimates of the mix of products shipped under certain of the Company’s block license agreements. The estimates are based on historical data and available information as provided by the Company’s customers concerning projected shipments. Should actual shipments under these agreements vary from these estimates, adjustments to the estimated accruals for product licensing costs may be required.

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

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share amounts)

condition of any of the Company’s customers, or the economy as a whole, were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

      The Company’s recurring product licensing revenues are dependent, in part, on the timing and accuracy of product sales reports received from the Company’s OEM customers. These reports are provided only on a calendar quarter basis and, in any event, are subject to delay and potential revision by the OEM. Therefore, the Company is required to estimate all of the recurring product licensing revenues for the last month of each fiscal quarter and to further estimate all of its quarterly revenues from an OEM when the report from such OEM is not received in a timely manner. In the event the Company is unable to estimate such revenues accurately prior to reporting financial results, the Company may be required to adjust revenues in subsequent periods. Fiscal year 2004 revenues subject to such estimates were minimal.

      Cash and Cash Equivalents: Cash and cash equivalents represent cash and highly liquid investments which mature within three months from date of purchase.

      Investments: The Company’s investments at January 31, 2004 and 2003 consisted of available-for-sale U.S. government debt, state and local government debt and corporate debt. Available-for-sale securities are carried at fair value. Unrealized gains and losses, if material, are reported as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included in results of operations. Realized gains and losses are calculated using the specific identification method and were not material to the Company’s results of operations in any period presented.

      Fair Value of Financial Investments: Cash and cash equivalents, accounts payable, and accrued liabilities are carried at cost, which management believes approximates fair value due to the short term maturity of these instruments. Investments, which are available-for-sale securities, are carried at fair value. Fair value of publicly traded investments is based on quoted market rates.

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

      Long-Lived Assets: The Company currently evaluates long-lived assets, including intangible assets, for impairment when events or changes indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based upon management’s estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a write-down to reduce the related asset to its estimated fair value.

      Capitalization of Software Development Costs: The Company follows the working model approach to determine technological feasibility of its products. Costs that are incurred subsequent to establishing technological feasibility are immaterial and, therefore, the Company expenses all costs associated with the development of its products as such costs are incurred.

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share amounts)

      Employee Stock-Based Compensation: The Company accounts for its stock option plans and employee stock purchase plan under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees,” and related Interpretations. Under APB No. 25, no stock-based compensation is reflected in net income (loss), as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted is fixed at that point in time. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (see Note 10, “Stock Option and Purchase Plans”):

	Year Ended January 31,

	2004	2003	2002

Net income (loss) as reported	$(4,861)	$124	$(10,997)
Stock-based compensation, net of tax	(1,506)	(3,275)	(6,107)

Proforma net loss	$(6,367)	$(3,151)	$(17,104)

Net income (loss) per share as reported:
Basic	$(0.31)	$0.01	$(0.73)

Diluted	$(0.31)	$0.01	$(0.73)

Proforma net loss per share:
Basic	$(0.41)	$(2.06)	$(1.14)

Diluted	$(0.41)	$(2.00)	$(1.14)

      In determining the fair value, the Company used the Black-Scholes model, assumed no dividend per year, used expected lives ranging from 2 to 10 years, expected volatility of 71.7%, 84.8%, and 130.6% for the years ended January 31, 2004, 2003, and 2002, respectively, and risk free interest rates of 2.97%, 3.71%, and 3.27% for the years ended January 31, 2004, 2003, and 2002, respectively. The weighted average per share fair value of options granted during the year with exercise prices equal to market price on the date of grant was $1.39, $0.82, and $0.80 per share for the years ended January 31, 2004, 2003, and 2002, respectively.

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

      The Company also enters into engineering services contracts with certain of its OEMs to provide a turnkey solution, adapting the Company’s software and supporting electronics to specific OEM requirements. Revenues on such contracts are recognized over the course of the engineering work on a percentage-of-completion basis. Progress-to-completion under percentage-of-completion is determined based on direct costs, consisting primarily of labor and materials, expended on the arrangement. The Company provides for any anticipated losses on such contracts in the period in which such losses are first determinable. At January 31, 2004 and 2003, the Company had no on-going contract engineering work being accounted for under a percentage-of-completion basis on which an accrual for losses on contracts was required. The Company also

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share amounts)

provides engineering support based on a time-and-material basis. Revenues from this support are recognized as the services are performed.

      Recurring licensing revenues are derived from per unit fees paid by the Company’s customers upon manufacturing and subsequent commercial shipment of products incorporating Peerless technology and certain third party technology, of which the Company is a sub-licensor. These recurring licensing revenues are recognized on a per unit basis as products are shipped commercially. In certain cases, the Company may sell a block license, that is, a specific quantity of licensed units that may be shipped in the future, or the Company may require the customer to pay minimum royalty commitments. Associated payments are typically made in one lump sum or extend over a period of four or more quarters. The Company generally recognizes revenues associated with block licenses and minimum royalty commitments on delivery and acceptance of software, when collection of the resulting receivable is probable, when the fee is fixed and determinable, and when the Company has no future obligations. In cases where block licenses or minimum royalty commitments have extended payment terms and the fees are not fixed and determinable, revenue is recognized as payments become due. Further, when earned royalties exceed minimum royalty commitments, revenues are recognized on a per unit basis as products are shipped commercially.

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

      Deferred revenue consists of prepayments of licensing fees and payments billed to customers in advance of revenue recognized on engineering services or support contracts. Unbilled receivables arise when the revenue recognized on a contract exceeds billings due to timing differences related to billing milestones as specified in the contract.

      Research and Development Costs: Research and development costs are generally expensed as incurred. Costs to purchase software from third-parties for research and development that have identifiable alternative future uses (in research and development projects or otherwise) are capitalized as intangible assets and amortized over their expected useful life (see Note 5).

      Advertising Costs: Advertising costs are expensed as incurred in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” Advertising expenses are recorded in sales and marketing expense and were immaterial to the results of operations for all periods presented.

      Income Taxes: The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred income taxes are recognized for the tax consequences in future years resulting from differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. Income tax provision is the tax payable for the period and the change during the period in net deferred income tax assets and liabilities.

      Comprehensive Loss: In accordance with SFAS No. 130, “Reporting Comprehensive Income,” all components of comprehensive loss, including net losses, are reported in the financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s other comprehensive income for January 31, 2004 consisted of foreign currency translation gains and is reported in stockholders’ equity.

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share amounts)

      Earnings Per Share: Basic earnings per share (“basic EPS”) is computed by dividing net income (loss) available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings per share (“diluted EPS”) is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares include outstanding options under the Company’s employee stock option plan (which are included under the treasury stock method) and any outstanding convertible securities. A reconciliation of basic EPS to diluted EPS is presented in Note 8 to the Company’s financial statements.

      Reclassifications: Certain previously reported financial information has been reclassified to conform to the fiscal 2004 presentation.

      Foreign Currency Translation: The financial statements of the Company’s non-U.S. subsidiary are translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” The assets and liabilities of the Company’s non-U.S. subsidiary whose “functional” currencies are other than the U.S. dollar are translated at current rates of exchange. Revenue and expense items are translated at the average exchange rate for the year. The resulting translated adjustments are recorded directly into accumulated other comprehensive income (loss). Transaction gains and losses are included in net income in the period they occur. Foreign currency translation and transaction gains and losses have not been significant in any period presented.

      Recent Accounting Pronouncements: On December 17, 2003, the Staff of the Securities and Exchange Commission (“SEC” or the “Staff”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition,” which supercedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” issued with SAB 101 that had been codified in SEC Staff Accounting Bulletin Topic 13, “Revenue Recognition.” While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material effect on the Company’s financial condition or results of operations.

2.	Divestiture and Sale:

Netreon Divestiture and Sale:

      In January 2002, the Company exchanged all of the outstanding capital stock of Netreon for 7,714 shares of Series A Preferred Stock of Netreon, Inc., a Delaware corporation (“Newco”), representing a 40.8% interest in the voting shares of Newco stock. The remaining 59.2% of the voting shares of Newco stock was held by parties external to the Company, including a former executive officer of Netreon, who is also a former member of the Company’s board of directors. The Company did not expect to realize the cost of the Netreon capital stock exchanged or costs incurred which were direct and incremental to the transaction. As a result, the Company did not record an investment in Newco and recorded a $2.3 million charge to loss on divestiture of storage operations. Among other things, this included a $947 payment made to a landlord to terminate the Company’s obligations under one of Netreon’s leases and a $420 accrual for other Netreon lease obligations to be paid by the Company through fiscal year 2005. The Company has no continuing obligation to provide funding in any form to Newco.

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share amounts)

      In February, 2003, the Company sold its remaining interest in Netreon. As a result of the sale, the Company recorded in other income a gain of $971, net of expenses, associated with this transaction in the first quarter of fiscal year 2004 (see Note 15).

3.	Investments:

      Investments available-for-sale at January 31 consisted of the following:

	2004	2003

Available-for-sale securities:
Maturities within one year:
Corporate debt securities	$499	$—
State and local government debt securities	403	816
U.S. government debt securities	—	913

	902	1,729

Maturities after one year through five years:
Corporate debt securities	2,218	—
State and local government debt securities	421	417
U.S. government debt securities	400	1,228

	3,039	1,645

Maturities after ten years:
U.S. government debt securities	400	—
Corporate debt securities	—	300

	400	300

Total investments	$4,341	$3,674

      The above available-for-sale securities include $3.4 million of investments with contractual maturities greater than one year which are classified on the consolidated balance sheets as current investments, based on the Company’s intention to use these investments to fund current operations, if necessary.

      The fair value of available-for-sale securities at January 31, 2004 and 2003 approximated their carrying value (amortized cost). Unrealized gains or losses on available-for-sale securities were immaterial for all periods presented.

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share amounts)

4.	Property and Equipment:

      Property and equipment at January 31 consisted of the following:

	2004	2003

Computers and other equipment	$8,036	$7,698
Furniture	479	464
Leasehold improvements	2,378	2,105
Construction-in-progress	—	10

	10,893	10,277
Less, accumulated depreciation and amortization	(8,912)	(8,072)

	$1,981	$2,205

      Depreciation and amortization for the years ended January 31, 2004, 2003, and 2002 was $1,018, $1,321, and $1,930, respectively.

      During fiscal year 2003, the Company amended the building lease of its headquarters in California, resulting in a reduction of office space. The Company recorded charges of approximately $0.7 million for costs associated with the amendment of the lease and the write-off of certain leasehold improvements.

      In February 2003, a sublessee terminated a sublease that involved approximately 9,000 square feet of the Company’s California headquarters. As a result of the termination, the Company received $639 in cash and a forfeited deposit, which is included in other income. In addition, the Company received $299 in net fixed assets returned to the Company, which was classified as operating expenses, the same classification used in a prior period when a loss was recognized for the disposal of these same assets. The assets were recorded at fair market value. The total gain from the sublease termination was $938.

5.	Other Assets:

      In fiscal year 2004, the Company converted a royalty-bearing perpetual license to a fully paid up perpetual license to use certain third party color technology to be incorporated into the Company’s high performance color architecture and products. The licensed technology is presently being applied in several of the Company’s research and development projects and will be incorporated into the Company’s new products. The Company determined this license has alternate future uses and has capitalized the cost as an intangible asset, included in other assets. The cost of $1,100 for this license is being amortized over a two-year period during its use on such projects and products. Accumulated amortization from the acquired prepaid licenses totaled $229 at January 31, 2004. As of January 31, 2004, the Company anticipates that total charges to be recognized in future periods from the amortization of the acquired technology will be approximately $550 and $321 in fiscal years 2005 and 2006, respectively.

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share amounts)

6.	Deferred Revenues

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

      Deferred revenues consisted of the following at January 31:

	2004	2003

Product licensing	$63	$25
Engineering services and maintenance	1,260	1,056

	$1,323	$1,081

7.	Income Taxes:

      The income tax provision for the years ended January 31 consisted of:

	2004	2003	2002

Current:
Federal	$(980)	$(1,621)	$(200)
State	1	1	2
Foreign	1,675	2,110	2,007

	$696	$490	$1,809

      The foreign tax provision was comprised of foreign withholding taxes on license fees and royalty payments.

      The Company’s current income tax provision was benefited by approximately $980 and $1,080 for fiscal years 2004 and 2003, respectively, for the elimination of certain pending income tax matters and related liabilities. At January 31, 2004, the Company has no remaining liabilities related to these matters.

      Temporary differences that give rise to the deferred tax provision for the years ended January 31, consisted of:

	2004	2003

Deferred tax assets:
Net operating loss carryforwards	$2,735	$776
Accrued liabilities	326	268
Allowance for doubtful accounts	56	79
Property and equipment	119	90
Deferred expenses	171	177
Tax credit carryforwards	6,862	7,767
Other	20	76

Total deferred tax assets	10,289	9,233

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share amounts)

	2004	2003

Deferred tax liabilities
State taxes	(1)	(1)
Other	—	(5)

Total deferred tax liabilities	(1)	(6)

Subtotal	10,288	9,227
Valuation allowance	(10,288)	(9,227)

Net deferred income tax asset	$—	$—

      The Company provided a valuation allowance on its net deferred tax assets because of the uncertainty with respect to the Company’s ability to generate future taxable income to realize the deferred tax assets. As a result of the Netreon divestiture (see Note 2), the Company will no longer file a consolidated return with Netreon. The deferred tax assets and liabilities, including net operating losses, have been adjusted to reflect this change in ownership.

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

      The provision for income taxes for the years ended January 31, differed from the amount that would result from applying the federal statutory rate as follows:

	2004	2003	2002

Statutory federal income tax rate	(34.0)%	34.0%	(34.0)%
Foreign provision	40.2	353.9	21.9
Divestiture of Netreon	—	—	8.5
Other nondeductible expenses	0.5	2.5	0.5
State tax	(4.2)	5.8	(1.0)
Change in valuation allowance	25.5	(137.4)	26.0
Preacquisition reserves	—	—	(2.2)
Other	(11.3)	(176.9)	—

Provision for income taxes	16.7%	81.9%	19.7%

      As of January 31, 2004, the Company had net operating loss carryforwards available to reduce future federal and state income of approximately $6,954 and $6,358, respectively, which expire through the periods ending in fiscal years 2022 for federal and 2013 for state. In addition, as of January 31, 2004, the Company had tax credit carryforwards available to reduce future income tax liabilities of approximately $6,862, which expire between fiscal years 2004 and 2023. Utilization of the net operating loss and tax carryforwards will be subject to an annual limitation if a change in the Company’s ownership should occur as defined by Section 382 and Section 383 of the Internal Revenue Code.

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share amounts)

8.	Earnings (Loss) Per Share:

      Earnings (loss) per share for the years ended January 31, is calculated as follows:

	2004			2003			2002

			Per			Per			Per
	Net		Share	Net		Share	Net		Share
	Loss	Shares	Amount	Income	Shares	Amount	Loss	Shares	Amount

Basic EPS
Earnings (loss) available to common stock holders	$(4,861)	15,575	$(0.31)	$124	15,282	$0.01	$(10,997)	15,062	$(0.73)

Effect of Dilutive Securities
Options				—	440

Diluted EPS
Earnings (loss) available to common stockholders with assumed conversions	$(4,861)	15,575	$(0.31)	$124	15,722	$0.01	$(10,997)	15,062	$(0.73)

      The Company has certain common stock options that are not included in the calculation of diluted earnings (loss) per share in fiscal years 2004 and 2002 because the effects are antidilutive. The stock options are described in Notes 1 and 10.

9.	Issuance and Purchase of Shares:

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

10.	Stock Option and Purchase Plans:

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

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share amounts)

      The following represents option activity for the years ended January 31 under the 1992 Stock Option Plan:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Per Share		Per Share		Per Share
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Options outstanding at beginning of year	22	$1.51	29	$1.29	152	$1.45
Options granted	—		—		—
Options exercised	(1)	$0.53	(7)	$0.53	(1)	$0.53
Options forfeited	—	—	—		(122)	$1.43

Options outstanding at year-end	21	$1.56	22	$1.51	29	$1.29

Options exercisable at year-end	21	$1.56	22	$1.51	29	$1.29

Options available for future grant	—

Weighted average remaining contractual life in years	1.7

Range of per share exercise prices for options outstanding at year-end	$1.42 - $1.65

      Incentive Plan: In May 1996, the Board adopted the Company’s 1996 Stock Option Plan. The Company’s 1996 Equity Incentive Plan (the “Incentive Plan”) was adopted by the Board of Directors in July 1996 as an amendment and restatement of the Company’s 1996 Plan. At that time, the Board had authorized and reserved an aggregate of 1,267 shares of common stock for issuance under the Incentive Plan. Additional shares of common stock were authorized and reserved for issuance under the Incentive Plan in June 1998, June 1999, June 2001, and June 2003 in the amounts of 1,200, 750, 750, and 700 shares, respectively.

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

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share amounts)

      The following represents option activity under the Incentive Plan for the years ended January 31:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Per Share		Per Share		Per Share
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Options outstanding at beginning of year	3,121	$2.82	2,735	$3.68	2,457	$6.19
Options granted	266	$2.34	794	$1.23	1,523	$0.92
Options exercised	(121)	$0.78	(66)	$0.89	(61)	$0.31
Options forfeited	(185)	$1.65	(342)	$3.12	(1,184)	$4.49

Options outstanding at year-end	3,081	$2.70	3,121	$2.82	2,735	$3.68

Options exercisable at year-end	1,849	$3.60	1,532	$4.32	1,193	$5.70

Options available for future grant	1,050

Weighted average remaining contractual life in years	7.2

Range of per share exercise prices for options outstanding at year-end	$0.39 - $22.38

      For various price ranges, weighted average characteristics of outstanding stock options under the Incentive Plan at January 31, 2004 were as follows:

	Outstanding Options			Exercisable Options

		Weighted	Weighted		Weighted
		Average	Average		Average
	Shares	Remaining	Per Share	Shares	Per Share
	Under	Life	Exercise	Under	Exercise
	Option	(Years)	Price	Option	Price

$0.00 to $2.31	2,332	7.1	$1.22	1,212	$1.25
$2.31 to $4.63	342	6.9	$3.31	235	$3.53
$4.63 to $6.94	85	5.1	$5.09	80	$5.09
$6.94 to $9.25	97	4.5	$8.48	97	$8.48
$9.25 to $11.56	52	3.5	$10.86	52	$10.86
$11.56 to $13.88	76	5.4	$12.99	76	$12.99
$13.88 to $16.19	67	4.2	$14.13	67	$14.13
$16.19 to $18.50	14	3.7	$17.14	14	$17.14
$18.50 to $20.81	1	4.3	$19.75	1	$19.75
$20.81 to $22.38	15	4.4	$22.15	15	$22.15

Total	3,081			1,849

      Deferred Compensation: During the year ended January 31, 1997, the Company recorded deferred compensation costs of $452 for the difference between the exercise price and the deemed fair value of the Company’s common stock at the date of grant for options issued under the Incentive Plan. Of the total deferred expense, the Company recognized $58 as compensation expense during the year ended January 31, 2002.

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share amounts)

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

      Under the Purchase Plan, during the years ended January 31, 2004 and 2002, employees purchased 294 and 406 shares of common stock at weighted average per share prices of $1.09 and $4.57, respectively. No purchases were made by employees during fiscal year 2003.

11.	Shareholder Rights Plan:

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

12.	Employee Savings Plan:

      The Company maintains an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code (the “Code”) for all of the Peerless full-time employees. The plan allows employees to make specified percentage pretax contributions up to the maximum dollar limitation prescribed by the Code. The Company has the option to contribute to the plan up to a maximum of $2,000 per employee per year. Company contributions to the plan during the years ended January 31, 2004, 2003, and 2002 were $176, $151, and $219, respectively.

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share amounts)

13.	International Operations:

      The Company’s long-lived assets are located principally in the United States. The Company’s revenues for the years ended January 31, which are transacted in U.S. dollars, are derived based on sales to customers in the following geographic regions:

	Years Ended January 31,

	2004	2003	2002

United States	$3,255	$3,599	$3,826
Japan	21,912	27,584	25,856
Other	87	574	85

	$25,254	$31,757	$29,767

14.	Segment Reporting:

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

      The segment information presented below for fiscal year 2002 as to revenues, operating loss, depreciation and amortization, and capital expenditures is reported for the storage segment through the period ending January 29, 2002, the effective date of the Company’s announced divestiture of its storage operations. No information as to assets is given, as the storage operation was not part of the Company as of January 31, 2002.

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

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share amounts)

      The table below presents segment information for fiscal year ended January 31:

	Imaging	Storage		Total Segments

2004
Revenues	$25,254	$	N/A	$25,254
Operating loss	$(5,793)	$	N/A	$(5,793)
Depreciation and amortization	$1,375	$	N/A	$1,375
Capital expenditures	$388	$	N/A	$388
2003
Revenues	$31,757	$	N/A	$31,757
Operating income	$240	$	N/A	$240
Depreciation and amortization	$1,510	$	N/A	$1,510
Capital expenditures	$215	$	N/A	$215
2002
Revenues	$29,654		$113	$29,767
Operating loss	$(742)		$(9,206)	$(9,948)
Depreciation and amortization	$1,788		$338	$2,126
Capital expenditures	$369		$545	$914

15.	Other Income:

      On February 20, 2003, the Company sold its remaining interest in Netreon. As a result of the sale, the Company recorded in other income a gain of $971, net of expenses, associated with this transaction in the first quarter of fiscal year 2004.

      On February 28, 2003, a sublessee terminated a sublease that involved approximately 9,000 square feet of the Company’s El Segundo, California headquarters. As a result of the sublease termination, the Company recorded in other income a gain of $639 for cash and a forfeited deposit associated with this transaction in the first quarter of fiscal year 2004.

      The Company resolved a disputed claim regarding the licensing of its intellectual property and reported non-recurring other income of $2.3 million and collected a $1.5 million receivable during fiscal year 2002.

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share amounts)

16.	Commitments:

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

Operating
Leases

2005	$1,213
2006	1,218
2007	1,274
2008	1,177

$4,882

      Total rental expense, net of sublease income, was $1,372, $1,226, and $2,460 for the years ended January 31, 2004, 2003, and 2002, respectively.

      The Company has outstanding purchase orders of approximately $199 for materials and services at the end of fiscal year 2004.

17.	Risks and Uncertainties:

      Concentration of Credit Risk: The Company had cash and certificates of deposit on deposit at banks at certain times throughout the year that was in excess of federally insured limits.

      The Company’s credit risk in accounts receivable, which are generally not collateralized, is concentrated with customers which are OEMs of laser printers and printer peripheral technologies. The financial loss, should a customer be unable to meet its obligation to the Company, would be equal to the recorded accounts receivable. At January 31, 2004, four customers collectively represented 86% of total trade accounts receivable and at January 31, 2003, three customers collectively represented 65%. For the years ended January 31 the following customers, not necessarily the same from year to year, represented greater than ten percent of total revenues:

	2004

			2003

					2002

Customer A	$7,688	30%	$7,458	24%	$7,405	25%
Customer B	4,666	19%	7,448	23%	4,856	16%
Customer C	2,946	12%	—		4,306	15%

	$15,300	61%	$14,906	47%	$16,567	56%

      A significant portion of the Company’s revenue is generated from the sale of block licenses. Block license revenue represented 63%, 65%, 58% of total revenue for the fiscal years 2004, 2003 and 2002.

      Litigation: The Company is involved from time to time in various claims and legal actions incident to its operations, either as plaintiff or defendant. In the opinion of management, after consulting with legal counsel, no claims are currently expected to have a material adverse effect on the Company’s financial position, operating results, or cash flows.

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share amounts)

      Contingency: The Company has come to a tentative agreement to resolve a dispute with one of its licensors regarding contractual language with respect to certain licensing rates. Although the agreement has not yet been signed, the Company is confident that it will successfully resolve the matter without a change to its accrued product licensing costs; however, if the Company is unable to successfully resolve this matter, this could potentially result in a material increase in cost of sales.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions(a)	Period

	(In thousands)
Year Ended January 31, 2002
Reserves deducted from assets to which they apply:
Allowances for uncollectible accounts receivable	$755	$(150)	$(505)	$100
Year Ended January 31, 2003
Reserves deducted from assets to which they apply:
Allowances for uncollectible accounts receivable	$100	$110	$(8)	$202
Year Ended January 31, 2004
Reserves deducted from assets to which they apply:
Allowances for uncollectible accounts receivable	$202	$(61)	$—	$141

(a)	Accounts written off, net of recoveries.

S-1