Form 10-Q
period 2004-04-30
PEERLESS SYSTEMS CORP
filed 2004-06-14
CIK 897893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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

          The number of shares of Common Stock outstanding as of June 8, 2004 was 15,834,421.

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

      These forward-looking statements are projections and estimations based upon the information available to the Company at this time. Thus they involve known and unknown factors and trends affecting Peerless and its business such that actual results could differ materially from those projected in the forward-looking statements made in this Quarterly Report on Form 10-Q. Factors and trends affecting Peerless and its business include, but are not limited to, the following factors and trends as well as other factors and trends described from time to time in our reports filed with the Securities and Exchange Commission: (a) the Company’s near term revenue may drop as a result of the timing of licensing revenues and the reduced demand for its existing monochrome technologies; (b) if the Company is unable to introduce its Peerless Sierra Technologies on a timely basis, the Company’s future revenue and operating results may be harmed; (c) if the marketplace does not accept the Company’s new Peerless Sierra Technologies, the Company’s future revenue and operating results may be harmed; (d) the Company’s existing capital resources may not be sufficient, and if the Company is unable to raise additional capital its business may suffer; (e) the Company’s near term revenue from engineering services may drop as it may change its strategies in how it offers its products in the marketplace; (f) the Company has a history of losses and anticipates continued losses; (g) the future demand for the Company’s current products is uncertain; (h) the Company relies on relationships with certain customers and any change in those relationships will harm the Company’s business; (i) the Company relies on relationships with Adobe Systems Incorporated and Novell Inc., and any change in those relationships will harm the Company’s business; (j) the Company, as a sublicensor of third party intellectual property, is subject to audits of the Company’s licensing fee costs; (k) the Company is currently in discussions with Adobe Systems Incorporated and Canon Inc. to remedy a contract dispute, which, if not remedied, could result in the loss of the Adobe agreement and harm to the Company’s business; (l) the Company may be unable to develop additional new and enhanced products that achieve market acceptance; (m) if the Company is not in compliance with its licensing agreements, it may lose its rights to sublicense technology, and the Company’s competitors are aggressively pursuing the sale of licensed third party technology; (n) the industry for imaging systems for digital products involves intense competition and rapid technological changes, and the Company’s business may suffer if its competitors develop superior technology; (o) the Company’s reserves for accounts receivable may not be adequate; (p) if the Company fails to adequately protect its intellectual property or faces a claim of intellectual property infringement by a third party, it could lose its intellectual property rights or be liable for damages; (q) the Company’s international activities may expose it to risks associated with international business; (r) demand from Pacific Rim customers has and may continue to decline; (s) the Company’s stock price may experience extreme price and volume fluctuations; (t) the Company’s business may suffer if its third party distributors are unable to distribute the Company’s products and address customer needs effectively; (u) the Company relies on certain third party providers for applications to develop the Company’s ASICs, and as a result the Company is vulnerable to any problems experienced by these providers, which may delay product shipments to the Company’s customers; (v) the Company’s licensing revenue is subject to significant fluctuations; (w) the Company’s revenue from engineering services is subject to significant fluctuations; (x) the Company may be unable to deploy its employees effectively in connection with changing demands from its original equipment manufacturer customers; and (y) the Company may be unable to implement its business plan effectively. Please see pages 18 through 25 of this Quarterly Report on Form 10-Q for a more in depth discussion of these factors and trends affecting Peerless and its business.

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

PEERLESS SYSTEMS CORPORATION

TRADEMARKS

      Peerless®, Memory Reduction Technology® (MRT), PeerlessPowered®, WinExpress®, PeerlessPrint®, redipS®, AccelePrint®, SyntheSys®, QuickPrint® and PerfecTone® are registered trademarks of Peerless Systems Corporation. MagicPrintTM, VersaPageTM and EverestTM are trademarks of Peerless Systems Corporation and are the subjects of applications pending for registration with the United States Patent and Trademark Office. PeerlessPageTM, ImageWorksTM, PeerlessDriverTM, and WebWorksTM are trademarks of Peerless Systems Corporation. Peerless Systems, P logo, and Peerless logo are trademarks and service marks of Peerless Systems Corporation registered in Japan. Peerless is a trademark of Peerless Systems Corporation that is registered in France, Spain and Taiwan and is the subject of applications for registration pending in Australia, China, the European Community, Hong Kong, Italy, Korea, Taiwan and the United Kingdom. RedipS is a trademark of Peerless Systems Corporation registered in Canada and in the European Community. PeerlessPrint is a trademark of Peerless Systems Corporation that is the subject of an application for registration pending in Japan. PeerlessPrint (in Katakana) is a trademark of Peerless Systems Corporation that is the subject of an application for registration pending in Japan. Everest is a trademark of Peerless Systems Corporation that is the subject of an application for registration pending in the People’s Republic of China, Japan, Korea and the European Community.

PART I — FINANCIAL INFORMATION

Item 1 —	Financial Statements.

PEERLESS SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 30,	January 31,
	2004	2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,741	$5,069
Short-term investments	4,287	4,341
Trade accounts receivable, net	1,543	6,146
Prepaid expenses and other current assets	862	622

Total current assets	10,433	16,178
Property and equipment, net	1,951	1,981
Other assets	1,136	1,148

Total assets	$13,520	$19,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,016	$897
Accrued wages	516	384
Accrued compensated absences	857	805
Accrued product licensing costs	1,569	2,834
Income taxes payable	43	469
Other current liabilities	285	428
Deferred revenue	1,010	1,323

Total current liabilities	5,296	7,140
Other liabilities	353	366

Total liabilities	5,649	7,506

Stockholders’ equity:
Common stock	15	15
Additional paid-in capital	49,485	49,295
Accumulated deficit	(41,546)	(37,434)
Accumulated other comprehensive income	30	38
Treasury stock	(113)	(113)

Total stockholders’ equity	7,871	11,801

Total liabilities and stockholders’ equity	$13,520	$19,307

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	April 30,

	2004	2003

Revenues:
Product licensing	$1,909	$4,158
Engineering services and maintenance	898	833
Other	686	696

Total revenues	3,493	5,687

Cost of revenues:
Product licensing	419	1,563
Engineering services and maintenance	1,048	808
Other	272	302

Total cost of revenues	1,739	2,673

Gross margin	1,754	3,014

Operating expenses:
Research and development	3,378	2,291
Sales and marketing	1,216	1,171
General and administrative	1,169	975

Total operating expenses	5,763	4,437

Loss from operations	(4,009)	(1,423)

Interest income, net	15	37
Other income	—	1,490

Total other income	15	1,527

Income (loss) before income taxes	(3,994)	104
Provision for income taxes	118	284

Net loss	$(4,112)	$(180)

Basic and diluted loss per share	$(0.26)	$(0.01)

Weighted average common shares outstanding — basic and diluted	15,784	15,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 30,

	2004	2003

Cash flows from operating activities:
Net loss	$(4,112)	$(180)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	387	315
Net gain from sublease termination	—	(938)
Gain from Netreon sale	—	(971)
Other	(8)	(12)
Changes in operating assets and liabilities:
Receivables	4,603	(939)
Prepaid expenses and other assets	(227)	(153)
Accounts payable	119	1
Accrued product licensing costs	(1,265)	540
Deferred revenue	(313)	407
Other liabilities	(398)	(776)

Net cash used by operating activities	(1,214)	(2,706)

Cash flows from investing activities:
Purchases of available-for-sale securities	(395)	(5,590)
Proceeds from sales of available-for-sale securities	449	1,250
Purchases of property and equipment	(180)	(84)
Purchases of software licenses	(178)	—
Proceeds from sale of Netreon	—	971
Proceeds from sublease termination	—	639

Net cash used by investing activities	(304)	(2,814)

Cash flows from financing activities:
Proceeds from issuance of common stock	172	137
Proceeds from exercise of common stock options	18	7

Net cash provided by financing activities	190	144

Net decrease in cash and cash equivalents	(1,328)	(5,376)
Cash and cash equivalents, beginning of period	5,069	14,355

Cash and cash equivalents, end of period	$3,741	$8,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Basis of Presentation:

      The accompanying unaudited condensed consolidated financial statements of Peerless Systems Corporation (the “Company” or “Peerless”) have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on April 30, 2004. The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.

2.     Significant Accounting Policies:

      Business: The Company has incurred losses from operations and has reported negative operating cash flows. As of April 30, 2004, the Company had an accumulated deficit of $41.5 million and cash and short-term investments of $8.0 million. The Company has no material financial commitments other than those under operating lease agreements and inventory purchase orders. The Company believes that its existing cash and short-term investments, and any cash generated from operations will be sufficient to fund its working capital requirements, capital expenditures and other obligations through the next 12 months. Long term, the Company may face significant risks associated with the successful execution of its business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand its marketing activities, to develop new or enhance existing services or products, and to respond to competitive pressures or to acquire complementary services, businesses, or technologies. If the Company is not successful in generating sufficient cash flow from operations, it may need to raise additional capital through public or private financing, strategic relationships, or other arrangements.

      Revenue Recognition: The Company recognizes revenues in accordance with Statement of Position 97-2 “Software Revenue Recognition” as amended by Statement of Position 98-9. In December 2003, the Company adopted Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements.” The adoption did not impact the Company’s revenue recognition policy.

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

      The Company also enters into engineering services contracts with certain of its OEMs to provide turnkey solutions, adapting the Company’s software and supporting electronics to specific OEM requirements. Revenues on such contracts are recognized over the course of the engineering work on a percentage-of-completion basis. Progress-to-completion under percentage-of-completion is determined based on direct costs, consisting primarily of labor and materials, expended on the arrangement. The Company provides for any anticipated losses on such contracts in the period in which such losses are first determinable. At April 30, 2004 and January 31, 2004, the Company had no engineering contracts on which it required any loss provisions. The Company also provides engineering support on a time-and-material basis. Revenues from this support are recognized as the services are performed. Maintenance revenues are recognized ratably over the term of the maintenance contract.

PEERLESS SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

PEERLESS SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accurately prior to reporting financial results, the Company may be required to adjust revenues in subsequent periods.

      Employee Stock-Based Compensation: The Company accounts for its stock option plans and employee stock purchase plan under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees,” and related Interpretations. Under APB No. 25, no stock-based compensation is reflected in net income (loss), as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted is fixed at that point in time. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”:

	Three Months Ended
	April 30,

	2004	2003

	(In thousands, except
	per share amounts)
Net loss as reported	$(4,112)	$(180)
Stock-based compensation, net of taxes	(188)	(385)

Pro forma net loss	$(4,300)	$(565)

Loss per share as reported, basic and diluted	$(0.26)	$(0.01)

Pro forma net loss per share, basic and diluted	$(0.27)	$(0.04)

      In determining the fair value, the Company used the Black-Scholes model, assumed no dividends per year, used expected lives ranging from 2 to 10 years, expected volatility of 67.7% and 82.2% for the three months ended April 30, 2004 and 2003, respectively, and risk free interest rates of 3.07% and 2.87% for the three months ended April 30, 2004 and 2003, respectively. The weighted average per share fair values of options granted during the periods presented with exercise prices equal to market price on the date of grant were $1.12 and $1.33 for the three months ended April 30, 2004 and 2003, respectively. There were no options granted with exercise prices below market price on the date of grant during any of the periods presented.

PEERLESS SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Investments:

      Investments consisted of the following:

	April 30,	January 31,
	2004	2004

	(In thousands)
Available-for-sale securities:
Maturities within one year:
Corporate debt securities	$1,025	$499
State and local government debt securities	415	403

	1,440	902

Maturities after one year through five years:
Corporate debt securities	2,048	2,218
U.S. government debt securities	399	400
State and local government debt securities	—	421

	2,447	3,039

Maturities after ten years:
U.S. government debt securities	400	400

Total investments	$4,287	$4,341

      The above available-for-sale securities includes $2.8 million of investments with contractual maturities greater than one year which are classified on the condensed consolidated balance sheets as current investments, based on the Company’s intention to use these investments to fund current operations, if necessary.

      The fair value of available-for-sale securities at April 30, 2004 and January 31, 2004 approximated their carrying value (amortized cost). Unrealized gains or losses on securities were immaterial for all periods presented.

      In the first quarter of fiscal year 2004, the Company recorded a $121,000 loss for a correction to fiscal year 2002 reported accrued interest.

4.     Concentration of Revenues:

      During the first quarter of fiscal year 2005, five customers each generated greater than 10% of the revenues of the Company and collectively contributed 82% of such revenues. Block license revenues for the same time period were 25% of the revenues of the Company. During the first quarter of fiscal year 2004, four customers generated greater than 10% of the revenues of the Company, and collectively contributed 68% of revenues of the Company. Block license revenues for the first quarter of fiscal year 2004 accounted for 67% of the revenues of the Company.

5.     Income Taxes:

      The provision for income taxes consisted primarily of foreign income taxes paid. In the quarter ended April 30, 2003, the Company benefited by approximately $245,000 for the elimination of certain pending income tax matters and related liabilities. At April 30, 2004 and January 31, 2004, the Company had no remaining liabilities related to these matters.

PEERLESS SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Netreon Sale:

      On February 20, 2003, the Company announced the sale of its remaining interest in Netreon. As a result of the sale, the Company recorded in other income a gain of $971,000, net of expenses, associated with this transaction in the first quarter of fiscal year 2004.

7.     Sublease Termination:

      On February 28, 2003, a sublesee terminated a sublease that involved approximately 9,000 square feet of the Company’s El Segundo, California headquarters. As a result of the termination, the Company received $639,000 in cash and a forfeited deposit, which is included in other income. In addition, the Company received $299,000 in net fixed assets returned to the Company, which was classified as operating expenses, the same classification used in a prior period when a loss was recognized for the disposal of these same assets. The assets were recorded at fair market value.

8.     Purchase of Perpetual License:

      On August 26, 2003, the Company’s Board of Directors approved the conversion of a royalty bearing perpetual license to a fully paid up perpetual license to use certain third party color technology that is being incorporated into the Company’s high performance color architecture and products. The licensed technology is presently being applied in several of the Company’s research and development projects and will be incorporated into the Company’s new products. The total cost of $1.1 million for this license has been capitalized and is being amortized into research and development expenses over a two-year period during its use on such projects and products. Accumulated amortization from the acquired prepaid licenses totaled $275,000 at April 30, 2004.

9.     Commitments

      On March 17, 2004, the Company signed a non-cancelable agreement to purchase motherboards from Arrow Electronics for $685,000. Deliveries of the material are scheduled through November 2004.

PEERLESS SYSTEMS CORPORATION

Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

      The Company, together with its wholly-owned subsidiary, Peerless Systems Imaging Products, Inc. (“PSIP”), is a provider of software-based imaging and networking technology to original equipment manufacturers (“OEMs”) of digital document products. The Peerless imaging solution is based on a combination of software and imaging application specific integrated circuits (“ASIC”), which together form a cost-effective imaging system that addresses virtually all sectors of the printing market, from low-end small office/home office (“SOHO”) inkjets to high-end laser digital color copiers and printers. The low-cost, high performance printers and multifunction products (“MFPs”) that incorporate the Company’s imaging solutions are increasingly replacing expensive standalone copiers and printers in corporate offices. Additionally, the Company’s embedded directory agent technology enables networked devices to use directory services. These directory services can authenticate users and administer their access rights. They also allow a device to list its configuration parameters in a central directory on the network, and to configure itself automatically without the need for user intervention.

      The Company has developed and continues to develop controller products and applications for sale to OEMs and distribution channels. Digital document products include monochrome (black and white) and color printers, copiers, fax machines and scanners, as well as multifunction products (“MFPs”) that perform a combination of these imaging functions. In order to process digital text and graphics, digital document products rely on a core set of imaging software and supporting electronics, collectively known as a digital imaging system. Network interfaces supply the core technologies to digital document products that enable them to communicate over local and wide area networks and the Internet. The Peerless family of products and engineering services provide fully integrated advanced and proprietary imaging and networking technologies that enable the Company’s OEM customers and third party developers for OEMs to develop stand-alone and networked digital printers, copiers, and MFPs quickly and cost effectively. The Company markets its solutions directly to OEM customers including Canon, KonicaMinolta, Kyocera/ Mita, Lenovo (formerly Legend), Oki Data, Panasonic, Ricoh, and Seiko Epson. The Company has expanded its solution offerings by incorporating related imaging and networking technologies developed internally or licensed from third parties. The Company has developed more diverse distribution channels for its products and is expanding its target market to include distributors, value added resellers, system integrators, and OEM sales operations. The Company is also expanding its target market geographically to include the People’s Republic of China and Taiwan.

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

      In response to the Company’s belief that the demand for the Company’s core monochrome offerings may grow at lower rates than in past years and that the Company may continue to meet sales resistance from its customers for its monochrome offerings, Peerless has recently developed and commercialized high performance color imaging and printing technologies and a new open architecture called “Peerless Sierra Technologies.” Peerless believes that products based on its Peerless Sierra Technologies address key growth areas in the imaging market including: increased demand for color imaging, the emergence of MFPs, and continued demand for faster low cost monochrome printing solutions, to which many of the Peerless Sierra Technologies attributes are applicable.

      During the last fiscal year, Peerless introduced Peerless Sierra Technologies at trade shows in the United States and demonstrated it in Japan. In the first quarter of fiscal year 2005, the Company shipped to three potential customers for testing and evaluation its Everest controller, the first product of its Peerless Sierra Technologies family. The Company is currently working on refining and finishing the product, with Everest’s expected release to be in the third quarter of this fiscal year.

      In addition, the Company is continuing to explore opportunities to enhance the value of the Company, including new market opportunities, mergers, acquisitions, spin-offs, and/or the sale of all or a portion of the Company’s assets.

Liquidity and Capital Resources

      Compared to January 31, 2004, total assets at April 30, 2004 decreased 30% to $13.5 million and stockholders’ equity decreased 33% to $7.9 million, primarily the result of the net loss. The Company’s cash and investment portfolio at April 30, 2004 was $8.0 million, down from $9.4 million as of January 31, 2004, and the ratio of current assets to current liabilities was 2.0:1, which is lower than the 2.3:1 ratio as of January 31, 2004. The decrease was primarily the result of the operating losses incurred during the three-month period. The Company’s operations used $1.2 million in cash during the quarter ended April 30, 2004, compared to $2.7 million in cash used by operations during the quarter ended April 30, 2003.

      During the quarter ended April 30, 2004, $0.3 million in cash was used by the Company’s investing activities. It is the Company’s policy to invest the majority of its unused cash in low risk government and commercial debt securities. The Company has not historically purchased, nor does it expect to purchase in the future, derivative instruments or enter into hedging transactions. During the first quarter of fiscal year 2005, the Company invested $0.2 million in property, equipment and leasehold improvements, compared to $0.1 million invested during the first quarter of fiscal year 2004.

      At April 30, 2004, the Company’s principal source of liquidity, cash and cash equivalents and investments, was $8.0 million, a decrease of $1.4 million from January 31, 2004, compared to a decrease of $1.0 million in the comparable quarter ended April 30, 2003. The Company does not have a credit facility; however, it is exploring opportunities to obtain a line of credit for short-term financing in order to provide for working capital needs associated with the expected launch of its channel product in the third quarter of fiscal year 2005.

      During the quarter ended April 30, 2004, the Company entered into an agreement to purchase motherboards for the manufacturing of its Peerless Sierra Technologies controller products. The non-cancelable agreement provides for the delivery of the material through November, 2004, for an aggregate amount of $0.7 million.

      Subsequent to April 30, 2004, the Company, nearing the completion of its current Peerless Sierra Technologies development efforts, reduced its staffing level through a reduction-in-force. As a result of this action, the Company will be required to make severance payments to the affected employees in the aggregate amount of approximately $263,000.

      If the Company does not generate anticipated cash flow from sales, or if expenditures are greater than expected, the Company most likely will reduce discretionary spending, which would require the Company to delay, scale back or eliminate some or all of its development efforts, any of which could have a material adverse effect on the Company’s business, results of operations and prospects. Further, if the Company continues to experience negative cash flows, as is anticipated, and is unable to increase revenues or cut costs so that revenues generated from operating activities are sufficient to meet the Company’s obligations, the Company will exhaust its current capital resources, and will be required to obtain additional capital from other sources. Such sources might include issuance of debt or equity securities, bank financing or other means that might be available to the Company to increase its working capital. Under such circumstances, there is substantial doubt as to whether the Company would be able to obtain additional capital on commercially acceptable terms or at all. The inability to obtain such resources on commercially acceptable terms would have a material adverse effect on the Company, its operations, liquidity and financial condition, its prospects and the scope of strategic alternatives and initiatives available to the Company.

Results of Operations

Comparison of Quarters Ended April 30, 2004 and 2003

	Percentage of		Percentage
	Total Revenues		Change
	Three Months		Three Months
	Ended April 30,		Ended
			April 30,
	2004	2003	2004 vs. 2003

Statements of Operations Data:
Revenues:
Product licensing	55%	73%	(54)%
Engineering services and maintenance	26	15	8
Other	19	12	(1)

Total revenues	100	100	(39)

Cost of revenues:
Product licensing	12	28	(73)
Engineering services and maintenance	30	14	30
Other	8	5	(10)

Total cost of revenues	50	47	(35)

Gross margin	50	53	(42)

Operating expenses:
Research and development	97	40	47
Sales and marketing	35	21	4
General and administrative	33	17	20

Total operating expenses	165	78	30

Loss from operations	(115)	(25)	(182)

Interest income	0	1	(60)
Other income, net	0	26	*

Total other income	0	27	(99)

Income (loss) before income taxes	(115)	2	*
Provision for income taxes	3	5	(59)

Net loss	(118)%	(3)%	(2,184)%

*	Percentage change calculations not meaningful.

Net Income

      The Company’s net loss in the first quarter of fiscal year 2005 was $(4.1) million, or $(0.26) per share, compared to a net loss of $(0.2) million, or $(0.01) per share, in the first quarter of fiscal year 2004.

Revenues

      Consolidated revenues were $3.5 million for the first quarter of fiscal year 2005, compared to $5.7 million for the first quarter of fiscal year 2004. The decrease in fiscal year 2005 was attributable to lower product licensing revenues, which resulted from a license renewal delay caused by an OEM product launch delay.

Cost of Revenues

      Total cost of revenues was $1.7 million in the first quarter of fiscal year 2005, compared to $2.7 million in the first quarter of fiscal year 2004. The decrease was due to lower product licensing costs in the first quarter of fiscal year 2005. Product licensing costs were $0.4 million in the first quarter of fiscal year 2005 as compared to $1.6 million in the first quarter of fiscal year 2004. The decrease in the first quarter of fiscal year 2005 was due to the lower level of licensing revenues in the current fiscal year period. In addition, licensing revenues from Peerless intellectual property was proportionately higher to total revenues in the first quarter of fiscal year 2005 than in the comparable quarter in fiscal year 2004.

Gross Margin

      The Company’s gross margin decreased to 50% in the first quarter of fiscal year 2005 compared with 53% in the first quarter of fiscal year 2004. The decrease in fiscal year 2005 was due to losses sustained by engineering services and maintenance activities, offset by an increase in licensing margins due to the cost factors noted above.

Operating Expenses

      Total operating expenses for the first quarter of fiscal year 2005 increased 30% to $5.8 million, compared with $4.4 million for the same period one year ago.

•	Research and development expenses increased 47% to $3.4 million in the first quarter of fiscal year 2005 from $2.3 million in the comparable quarter in fiscal year 2004. The increase was primarily the result of higher staffing and consulting costs associated with the continued development of the Company’s Peerless Sierra Technologies. The Company expects to see a decrease in research and development expenses as a result of a reduction in engineering personnel due to the reduced level of effort as the Peerless Sierra Technologies development nears completion.

•	Sales and marketing expenses were $1.2 million for the first quarters of both fiscal years 2005 and 2004. The Company continued to focus on the future launch of Peerless Sierra Technologies and on developing new OEM customers, attending industry trade shows, and evaluating other opportunities to promote the Company’s core and new imaging and network solutions. The Company believes such expenses will remain relatively flat in future periods.

•	General and administrative expenses increased 20% to $1.2 million in the first quarter of fiscal year 2005 from $1.0 million in the comparable quarter in fiscal year 2004. Costs in the first quarter of fiscal year 2004 were lower due largely to the receipt of a $0.2 million insurance refund for costs associated with completed legal proceedings. The Company believes such expenses will remain relatively flat in future periods.

Other Income and Expenses

      Other income in the first quarter of fiscal year 2004 included a gain of $1.0 million, net of expenses, associated with the Company’s sale of its remaining interest in Netreon, Inc., which was announced on February 20, 2003. In addition, the Company recorded a gain of $0.6 million associated with the termination of a sublease of a portion of its leased office space in its headquarters in El Segundo, California. Additionally, the Company recorded a $121,000 loss for a correction to fiscal year 2002 reported accrued interest.

Income Taxes

      The provision for income taxes for the first quarter of fiscal year 2005 decreased to $0.1 million from $0.3 million in the comparable quarter in fiscal year 2004. The decrease was primarily the result of lower levels of licensing revenues in the first quarter of fiscal year 2005, offset by the release of certain long-term tax liabilities in the first quarter of fiscal year 2004. The Company has provided a valuation allowance on its net deferred tax assets because of the uncertainty with respect to its ability to generate future taxable income to realize its deferred tax assets.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk.

      The Company is exposed to a variety of risks in its investments, mainly a lowering of interest rates. The primary objective of the Company’s investment activities is to preserve the principal of its investments, while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company from time to time maintains its portfolio of cash equivalents, fixed rate debt instruments of the U.S. Government and high-quality corporate issuers and short-term investments in money market funds. Although the Company is subject to interest rate risks, the Company believes an effective increase or decrease of 10% in interest rate percentages would not have a material adverse effect on its results from operations.

      The Company has not entered into any derivative financial instruments. Currently all of the Company’s contracts, including those involving foreign entities, are denominated in U.S. dollars. The Company has experienced no foreign exchange gains or losses to date. The Company has not engaged in foreign currency hedging activities to date and has no intention of doing so. The Company’s international business is subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and to a lesser extent foreign exchange rate volatility. Accordingly, the Company’s future results could be materially and adversely affected by changes in these or other factors.

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

If the Company is unable to introduce its Peerless Sierra Technologies on a timely basis, the Company’s future revenue and operating results may be harmed.

      The Company’s future operating results will depend to a significant extent on the Company’s ability to introduce its new Peerless Sierra Technologies on a timely basis. The Company has spent a significant amount of time and capital developing its new Peerless Sierra Technologies. Any delays in the launch of channel sales or a design win with an OEM customer could harm the Company’s financial results.

If the marketplace does not accept our new Peerless Sierra Technologies, the Company’s future revenue and operating results may be harmed.

      Peerless Sierra Technologies may not be accepted by the marketplace for many reasons including, among others, incompatibility with existing or forthcoming systems, lack of perceived need by customers, uncertainty whether the products’ benefits exceed their cost, the availability of alternatives, and unwillingness to use new or unproven products. If the marketplace does not accept the Company’s Peerless Sierra Technologies or if the marketplace takes additional time to accept the Peerless Sierra Technologies than Peerless is expecting, the Company’s future revenues and operating results may be harmed.

The Company’s existing capital resources may not be sufficient and if Peerless is unable to raise additional capital, the Company’s business may suffer.

      The Company’s cash and short-term investment portfolio was $8.0 million at April 30, 2004 and the current ratio of assets to current liabilities was 2.0:1. For the quarter ended April 30, 2004, Peerless’ operations used $1.3 million in cash.

      The Company’s principal source of liquidity is its cash and cash equivalents and investments, which, as of April 30, 2004 were approximately $8.0 million in the aggregate. If Peerless does not generate anticipated cash flow from licensing and services, or if expenditures are greater than expected, Peerless most likely will reduce further discretionary spending, which could require a delay, scaling back or elimination of some or all of the Company’s development efforts, any of which could have a material adverse effect on the Company’s business, results of operations and prospects. Furthermore, if Peerless experiences negative cash flows greater than anticipated, and Peerless is unable to increase revenues or cut costs so that revenues generated from operating activities are sufficient to meet the Company’s obligations, Peerless will be required to obtain additional capital from other sources. Such sources might include issuances of debt or equity securities, bank financing or other means that might be available to increase the Company’s working capital. Under such circumstances, there is substantial doubt as to whether Peerless would be able to obtain additional capital on commercially acceptable terms or at all. The inability to obtain such resources on commercially acceptable terms could have a material adverse effect on the Company’s operations, liquidity and financial condition, the Company’s prospects and the scope of strategic alternatives and initiatives available to the Company. Peerless does not currently have a credit facility.

The Company’s near term revenue from engineering services may drop as the Company may change its strategies in how it offers its products in the marketplace.

      Traditionally, the Company has generated its revenue from engineering services through engineering turnkey solutions for OEMs or licensing the Company’s SDKs to OEMs. In order to gain market acceptance for its new Peerless Sierra Technologies, as well as to make its current technologies more attractive, the Company may enter into contracts with OEMs wherein the Company may agree to provide initial customization and maintenance services without charge in order to obtain increased license revenues in the future. Under these contracts, the Company would normally recover development expenses through recurring license fees. The contracting OEM would normally be asked to guarantee minimum licensing fees. However, the Company may elect to take certain risks with the contracting OEM by not requiring minimums and the Company would have no guarantee or assurance that the contracting OEMs would sell the products that contain the Company’s technology. If the OEMs under these contracts do not sell sufficient numbers of the product containing the Company’s technology, the Company may be unable to make up for the engineering services revenue lost. If the Company is unable to make up for the lost engineering services revenue, the Company’s overall revenue may decrease — which may adversely affect the price of the Company’s securities.

Peerless has a history of losses and anticipates continued losses.

      Peerless was unprofitable in the first quarter of fiscal year 2005, and does not expect to be profitable in fiscal year 2005 until its fiscal fourth quarter. There is no assurance that the Company will be profitable at such time or at any time in the future.

      Future losses will deplete the Company’s capital resources. The factors noted below have had and may continue to have a material adverse effect on the Company’s future revenues and/or results of operations.

The future demand for the Company’s current products is uncertain.

      Peerless’ monochrome technology and products have been in the marketplace for an average of 28 months as of April 30, 2004. This is a 17% increase from the average of 24 months that the Company’s products had been in the marketplace as of April 30, 2003. The increase in the average age represents the decline in demand for the Company’s monochrome technology and products, partially offset by the impact of older products that have stopped shipping. Although Peerless continues to license the Company’s current technology and products to certain OEMs, there can be no assurance that the OEMs will continue to need or utilize the current technology and products the Company offers.

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

      During the first quarter of fiscal year 2005, five customers, Seiko Epson Corporation, Marubun Corporation, Novell Inc., Kyocera Mita Corporation, and Konica Minolta Holdings Corporation, each generated greater than 10% of the Company’s revenues and collectively contributed 82% of such revenues. Block license revenues for the same time period totaled $0.9 million, or 25% of the Company’s revenues. During the first quarter of fiscal year 2004, four customers, Oki Data Corporation, Konica Corporation, Seiko Epson Corporation, and Marubun Corporation, each generated greater than 10% of the Company’s revenues, and collectively contributed 68% of such revenues. Block license revenues during the same period were $3.8 million, or 67% of the Company’s revenues.

Peerless relies on relationships with Adobe Systems Incorporated and Novell Inc., and any change in those relationships will harm the Company’s business.

      The Company has licensing agreements with Adobe Systems Incorporated and Novell Inc. to bundle and sublicense their licensed products with the Company’s licensed software. These relationships accounted for $0.7 million in revenues and an associated $0.4 million in cost of revenues during the first quarter of fiscal year 2005. Should the Company’s agreements with any of these vendors be terminated or canceled, there is no assurance that the Company could replace the affected source of revenue in a timely manner, if at all. Such an event would have a material adverse effect on the Company’s operating results.

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

      Peerless is in negotiations with Canon Inc. regarding the PostScript sublicense agreement between Peerless and Canon executed as of April 1, 2001. The sublicense did not include several terms required to be included in all OEM sublicenses by Peerless’ license with Adobe. Although Adobe has indicated to Peerless that it has no current intention to pursue claims for alleged breach of the Adobe Peerless PostScript Sublicensing Agreement, Adobe has not agreed to waive the requirement that the missing terms be included in the Canon sublicense. To date, Peerless has been unable to amend the Canon sublicense in a manner acceptable to both Canon and Adobe. Furthermore, there is no assurance that Peerless will be able to resolve the issues in manner acceptable to both Adobe and Canon. Thus, Adobe may exercise its right to terminate its license agreement with Peerless and take other legal action against Peerless, if it so chooses. Termination of the Adobe agreement would have a material adverse effect on Peerless’ future operating results. Approximately 21% of Peerless’ revenue for the three months ended April 30, 2004 and approximately 56% of Peerless’ revenue for the three months ended April 30, 2003 were derived from its licensing arrangement with

Adobe Systems Incorporated. See “Peerless relies on relationships with Adobe Systems Incorporated and Novell Inc., and any change in those relationships will harm the Company’s business.”

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

      Peerless currently sublicenses third party technologies to the Company’s OEM customers; such sublicenses account for a significant amount of the Company’s gross revenues. Such sublicense agreements are non-exclusive. If Peerless is determined not to be in compliance with the Company’s agreements with its licensors, Peerless may forfeit the Company’s right to sublicense these technologies. Likewise, if such sublicense agreements were canceled, Peerless would lose the Company’s right to sublicense the affected technologies. Additionally, the licensing of these technologies has become very competitive with competitors possessing substantially greater financial and technical resources and market penetration than Peerless. As competitors are pursuing aggressive strategies to obtain similar rights as held by Peerless to sublicense these third party technologies, there is no assurance that Peerless can remain competitive in the marketplace if one or more competitors are successful.

The industry for imaging systems for digital document products involves intense competition and rapid technological changes, and the Company’s business may suffer if its competitors develop superior technology.

      The market for imaging systems for digital document products is highly competitive and characterized by continuous pressure to enhance performance, to introduce new features and to accelerate the release of new products. Peerless competes on the basis of technology expertise, product functionality, development time and price. Peerless’ technology and services primarily compete with solutions developed internally by OEMs. Virtually all of the Company’s OEM customers have significant investments in their existing solutions and have the substantial resources necessary to enhance existing products and to develop future products. These OEMs possess or may develop competing imaging systems technologies and may implement these systems into their products, thereby replacing the Company’s current or proposed technologies, eliminating a need for the Company’s services and products and limiting the Company’s future opportunities. Therefore, Peerless must persuade these OEMs to outsource the development of their imaging systems to the Company and to provide products and solutions to these OEMs that cost-effectively compete with their internally developed products. Peerless also competes with software and engineering services provided in the digital document product marketplace by other systems suppliers to OEMs.

      As the digital document printing industry continues to develop, competition and pricing pressures will increase from OEMs, existing competitors and other companies that may enter the Company’s existing or future markets with similar or substitute solutions that may be less costly or provide better performance or functionality. Peerless anticipates increasing competition for the Company’s color products under development, particularly as new competitors develop and enter products in this marketplace. Some of the Company’s existing competitors, many of the Company’s potential competitors, and virtually all of the Company’s OEM customers have substantially greater financial, technical, marketing and sales resources than Peerless. If price competition increases, competitive pressures could require the Company to reduce the amount of royalties received on new licenses and to reduce the cost of the Company’s engineering services in order to maintain existing business and generate additional product licensing revenues. This could reduce profit margins and result in losses and a decrease in market share. No assurance can be given as to the Company’s ability to compete favorably with the internal development capabilities of the Company’s current and prospective OEM customers or with other third party digital imaging system suppliers and the inability to do so would have a material adverse effect on the Company’s operating results.

The Company’s reserves for accounts receivable may not be adequate.

      The Company’s net trade accounts receivable was $1.5 million as of April 30, 2004, a decrease from $6.1 million as of January 31, 2004, reflecting the low level of revenues in the first quarter of fiscal year 2005 and collection of January 31, 2004 balances. Although Peerless believes that the Company’s reserves for accounts receivable are adequate for the remainder of fiscal year 2005, there can be no assurance this is the case. If the Company’s reserves for accounts receivable are inadequate, it could have a material adverse effect on the Company’s results of operations.

If Peerless fails to adequately protect the Company’s intellectual property or face a claim of intellectual property infringement by a third party, Peerless could lose the Company’s intellectual property rights or be liable for damages.

      The Company’s success is heavily dependent upon the Company’s proprietary technology. To protect the Company’s proprietary rights, Peerless relies on a combination of patent, copyright, trade secret and trademark laws, as well as the early implementation and enforcement of nondisclosure and other contractual restrictions. As part of the Company’s confidentiality procedures, Peerless’ policies are to enter into written nondisclosure agreements with the Company’s employees, consultants, prospective customers, OEMs and strategic partners and to take affirmative steps to limit access to and distribution of the Company’s software, intellectual property and other proprietary information.

      Despite these efforts, Peerless may be unable to effectively protect the Company’s proprietary rights and the enforcement of the Company’s proprietary rights may be cost prohibitive. Unauthorized parties may attempt to copy or otherwise obtain, distribute, or use the Company’s products or technology. Monitoring unauthorized use of the Company’s products is difficult. Peerless cannot be certain that the steps it takes to prevent unauthorized use of its technology, particularly in countries where laws may not protect proprietary rights as fully as in the United States, will be effective.

      The Company’s source code also is protected as a trade secret. However, from time to time Peerless licenses the Company’s source code to OEMs, which subjects the Company to the risk of unauthorized use or misappropriation despite the contractual terms restricting disclosure, distribution, copying, and use. In addition, it may be possible for unauthorized third parties to copy the Company’s products or to reverse engineer the Company’s products in order to obtain and subsequently use and distribute the Company’s proprietary information.

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

      As the number of patents, copyrights, trademarks and other intellectual property rights in the Company’s industry increases, products based on the Company’s technologies may become the subjects of infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future. Any such claims, regardless of merit, could be time consuming, divert the efforts of the Company’s technical and management personnel from productive tasks, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company’s operating results. In addition, Peerless may initiate claims or litigation against third parties for infringement of the Company’s proprietary rights or to establish the validity of the Company’s proprietary rights. Litigation to determine the validity of any claims, whether or not such litigation is determined in the Company’s favor, could result in significant expenses and divert the efforts of the Company’s technical and management personnel from productive tasks. In addition, Peerless may lack sufficient resources to initiate a meritorious claim. In the event of an adverse ruling in any litigation regarding intellectual property, Peerless may be required to pay substantial damages, discontinue the use and sale of infringing products, and expend significant resources to develop non-infringing technology or obtain licenses to infringing or substituted technology. The Company’s failure to develop, or license on acceptable terms, a substitute technology if required could have a material adverse effect on the Company’s operating results.

The Company’s international activities may expose it to risks associated with international business.

      The Company is substantially dependent on its international business activities. Risks inherent in the Company’s international business activities include:

•	disruptions, including by terrorists, of normal channels of distribution;

•	disruptions, including by terrorists, of normal communications lines;

•	major currency rate fluctuations;

•	changes in the economic condition of foreign countries;

•	the imposition of government controls;

•	tailoring of products to local requirements;

•	trade restrictions;

•	changes in tariffs and taxes; and

•	the burdens of complying with a wide variety of foreign laws and regulations, any of which could have a material adverse effect on the Company’s operating results.

      If the Company is unable to adapt to international conditions, its business may be adversely affected.

Demand from Pacific Rim customers has continued to and may continue to decline.

      During the past several years, and continuing into fiscal year 2005, the economies of Pacific Rim countries have been financially depressed. As a result, companies in the imaging industry have reported negative financial impacts attributable to a decrease in demand from Pacific Rim customers. The Company’s Pacific Rim customers are comprised primarily of companies headquartered in Japan. These Japanese OEMs sell products containing the Company’s technology primarily in the North American, European, and Asian marketplaces. These revenues have declined and there can be no assurance that revenues from Japanese OEMs will not continue to decline in future quarters.

The Company’s stock price may experience extreme price and volume fluctuations.

      The Company’s common stock has experienced price volatility. In the 60-day period ending June 8, 2004, the closing price of the Company’s common stock ranged from $1.09 per share to $2.08 per share. During the same period, daily volume for the Company’s common stock has ranged from 3,800 shares traded to 250,200 shares traded. Such price and volume volatility may occur in the future. Factors that could affect the trading price and volume of the Company’s common stock include:

•	macroeconomic conditions;

•	actual or anticipated fluctuations in quarterly results of operations;

•	announcements of new products or significant technological innovations by the Company or its competitors;

•	developments or disputes with respect to proprietary rights;

•	losses of major OEM customers;

•	general trends in the industry; and

•	overall market conditions and other factors.

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

      Peerless has developed a “fabless” distribution model for the sale of ASICs. Peerless has no direct distribution experience and places reliance on third party distributors to maintain inventories to address OEM needs, manage manufacturing logistics, and distribute the Company’s products in a timely manner. There can be no assurance that these distribution agreements will be maintained or will prove adequate to meet the Company’s needs and contractual requirements.

Peerless relies on certain third party providers for applications to develop the Company’s ASICs. As a result, Peerless is vulnerable to any problems experienced by these providers, which may delay product shipments to the Company’s customers.

      Currently, Peerless relies on two independent parties, IBM Microelectronics and NEC Microelectronics, each of which provides unique ASICs incorporating the Company’s imaging technology for use by the Company’s OEMs. These sole source providers are subject to materials shortages, excess demand, reduction in capacity and/or other factors that may disrupt the flow of goods to the Company’s customers thereby adversely affecting the Company’s customer relationships. Any such disruption could limit or delay production or shipment of the products incorporating the Company’s technologies, which could have a material adverse effect on the Company’s operating results.

Peerless’ licensing revenue is subject to significant fluctuations.

      The Company’s recurring licensing revenue model has shifted from per-unit royalties paid upon OEM shipment of its products and guaranteed quarterly minimum royalties to a model that results in revenues associated with the sale of SDKs and block licenses. The reliance on block licenses has occurred due to aging OEM products in the marketplace, OEM demands in negotiating licensing agreements, reductions in the number of OEM products shipping and a design win mix that changed from object code licensing arrangements to SDKs. Revenues may continue to fluctuate significantly from quarter to quarter as the number and value of design wins vary, or if the signing of block licenses are delayed or the licensing opportunities are lost to competitors. Any of these factors could have a material adverse effect on the Company’s operating results.

The Company’s revenue from engineering services is subject to significant fluctuations.

      Peerless has experienced a significant reduction in the financial performance of its engineering services that has been caused by many factors, including:

•	product development delays (see “Peerless must adapt to technology trends and evolving industry standards or the Company will not be competitive” above);

•	potential non-recurring engineering reduction for product customization (see “The Company’s near term revenue from engineering services may drop as the Company may change its strategies in how it offers its products in the marketplace”);

•	third party delays; and

•	losses of new engineering services contracts.

      There can be no assurance that these and similar factors will not continue to impact future engineering services results adversely.

Peerless may be unable to deploy the Company’s employees effectively in connection with changing demands from the Company’s OEM customers.

      The industry in which Peerless operates has experienced significant downturns, both in the United States and abroad, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Over the past two years, Peerless has experienced a shift in OEM demand from the historically prevailing requirement for turnkey solutions toward SDKs. Because Peerless has experienced a general decrease in demand for engineering services, engineering services resources have been re-deployed to research and development. Should this trend abruptly change, Peerless may be unable to re-deploy its employees effectively and in a timely manner, which inability could have a material adverse effect on the Company’s operational results.

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

Item 4 —	Controls and Procedures.

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Peerless management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      As required by Rule 13(a)-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that, as of end of the period covered by this report, the Company’s disclosure controls and procedures were effective at ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported as required in applicable SEC rules and forms.

      There have been no significant changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1 —	Legal Proceedings.

      None.

Item 2 —	Changes in Securities and Use of Proceeds.

      None.

Item 3 —	Defaults Upon Senior Securities.

      None.

Item 4 —	Submission of Matters to a Vote of Security Holders.

      None.

Item 5 —	Other Information.

      None.

Item 6 —	Exhibits and Reports on Form 8-K.

      (a) Exhibits:

10.80	Amendment No. 16 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 6, 2004.

10.81	Licensed Software Addendum #5 to Master Technology License Agreement dated April 1, 1997, entered into as of February 17, 2004.

10.82	Amendment No. 19 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of April 1, 2004.

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002 (the “Act”).

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Act.

32.1	Certification pursuant to Section 906 of the Act.

      (b) Reports on Form 8-K:

None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PEERLESS SYSTEMS CORPORATION

By:	/s/ HOWARD J. NELLOR

Howard J. Nellor
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 14, 2004

By:	/s/ WILLIAM R. NEIL

William R. Neil
Vice President of Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: June 14, 2004