Form 10-Q
period 2004-07-31
PEERLESS SYSTEMS CORP
filed 2004-09-14
CIK 897893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

          The number of shares of Common Stock outstanding as of September 8, 2004 was 15,994,147.

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

      These forward-looking statements are projections and estimations based upon the information available to the Company at this time. Thus they involve known and unknown factors and trends affecting Peerless and its business such that actual results could differ materially from those projected in the forward-looking statements made in this Quarterly Report on Form 10-Q. Factors and trends affecting Peerless and its business include, but are not limited to, the following factors and trends as well as other factors and trends described from time to time in our reports filed with the Securities and Exchange Commission: (a) the Company’s near term revenue may drop as a result of the timing of licensing revenues and the reduced demand for its existing monochrome technologies; (b) if the Company is unable to introduce its Peerless Sierra Technologies on a timely basis, the Company’s future revenue and operating results may be harmed; (c) if the marketplace does not accept our new Peerless Sierra Technologies, the Company’s future revenue and operating results may be harmed; (d) the Company’s forecasts for our Peerless Sierra Technologies may not be realized, and losses for the disposition of excess inventories may result; (e) the Company’s existing capital resources may not be sufficient, and if the Company is unable to raise additional capital its business may suffer; (f) the Company’s near term revenue from engineering services may drop as it may change its strategies in how it offers its products in the marketplace; (g) Peerless has a history of losses and anticipates continued losses; (h) the future demand for the Company’s current products is uncertain; (i) Peerless relies on relationships with certain customers and any adverse change in those relationships will harm the Company’s business; (j) Peerless relies on relationships with Adobe Systems Incorporated and Novell Inc., and any adverse change in those relationships will harm the Company’s business; (k) the Company, as a sublicensor of third party intellectual property, is subject to audits of the Company’s licensing fee costs; (l) the Company has negotiated with Adobe Systems Incorporated and Canon Inc. to remedy a contract dispute, which, if not remedied, could result in the loss of the Adobe agreement and harm to the Company’s business; (m) Peerless may be unable to develop additional new and enhanced products that achieve market acceptance; (n) if Peerless is not in compliance with the Company’s licensing agreements, Peerless may lose the Company’s rights to sublicense technology, and the Company’s competitors are aggressively pursuing the sale of licensed third party technology; (o) the industry for imaging systems for digital products involves intense competition and rapid technological changes, and the Company’s business may suffer if its competitors develop superior technology; (p) the Company’s reserves for accounts receivable may not be adequate; (q) if Peerless fails to adequately protect the Company’s intellectual property or faces a claim of intellectual property infringement by a third party, Peerless could lose the Company’s intellectual property rights or be liable for damages; (r) the Company’s international activities may expose it to risks associated with international business; (s) demand from Pacific Rim customers has continued to and may continue to decline; (t) the Company’s stock price may experience extreme price and volume fluctuations; (u) the Company’s common stock was moved to the Nasdaq SmallCap Market and may not provide adequate liquidity; (v) the Company’s business may suffer if the Company’s third party distributors are unable to distribute the Company’s products and address customer needs effectively; (w) Peerless relies on certain third party providers for applications to develop the

Company’s ASICs, and as a result the Company is vulnerable to any problems experienced by these providers, which may delay product shipments to the Company’s customers; (x) Peerless’ licensing revenue is subject to significant fluctuations; (y) the Company’s revenue from engineering services is subject to significant fluctuations; (z) Peerless may be unable to deploy the Company’s employees effectively in connection with changing demands from the Company’s original equipment manufacturer customers; and (aa) Peerless may be unable to implement its business plan effectively. Please see pages 20 through 28 of this Quarterly Report on Form 10-Q for a more in depth discussion of these factors and trends affecting Peerless and its business.

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

PEERLESS SYSTEMS CORPORATION

TRADEMARKS

      Peerless®, Memory Reduction Technology® (MRT), PeerlessPowered®, WinExpress®, PeerlessPrint®, AccelePrint®, SyntheSys®, QuickPrint® and PerfecTone® are registered trademarks of Peerless Systems Corporation. MagicPrintTM, VersaPageTM and EverestTM are trademarks of Peerless Systems Corporation and are the subjects of applications pending for registration with the United States Patent and Trademark Office. PeerlessPageTM, ImageWorksTM, PeerlessDriverTM, redipSTM, and WebWorksTM are trademarks of Peerless Systems Corporation. Peerless Systems, P logo, and Peerless logo are trademarks and service marks of Peerless Systems Corporation registered in Japan. Peerless is a trademark of Peerless Systems Corporation that is registered in France, Spain, Taiwan, and the United Kingdom, and is the subject of applications for registration pending in Australia, China, the European Union, Hong Kong, Italy, and Korea. RedipS is a trademark of Peerless Systems Corporation registered in Canada and in the European Union. PeerlessPrint is a trademark of Peerless Systems Corporation that is the subject of an application for registration pending in Japan. PeerlessPrint (in Katakana) is a trademark of Peerless Systems Corporation that is the subject of an application for registration pending in Japan. Everest is a trademark of Peerless Systems Corporation that is the subject of an application for registration pending in the People’s Republic of China, Japan, Korea and the European Union.

PART I — FINANCIAL INFORMATION

Item 1 —	Financial Statements.

PEERLESS SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 31,	January 31,
	2004	2004

ASSETS
Current assets:
Cash and cash equivalents	$2,505	$5,069
Short-term investments	2,947	4,341
Trade accounts receivable, net	3,474	6,146
Inventory	167	2
Prepaid expenses and other current assets	635	620

Total current assets	9,728	16,178
Property and equipment, net	1,761	1,981
Other assets	956	1,148

Total assets	$12,445	$19,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$592	$897
Accrued wages	433	384
Accrued compensated absences	798	805
Accrued product licensing costs	2,306	2,834
Income taxes payable	3	469
Other current liabilities	282	428
Deferred revenue	1,219	1,323

Total current liabilities	5,633	7,140
Other liabilities	345	366

Total liabilities	5,978	7,506

Stockholders’ equity:
Common stock	15	15
Additional paid-in capital	49,552	49,295
Accumulated deficit	(43,013)	(37,434)
Accumulated other comprehensive income	26	38
Treasury stock	(113)	(113)

Total stockholders’ equity	6,467	11,801

Total liabilities and stockholders’ equity	$12,445	$19,307

See accompanying notes.

PEERLESS SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 31,		July 31,

	2004	2003	2004	2003

Revenues:
Product licensing	$4,890	$4,706	$6,799	$8,864
Engineering services and maintenance	581	879	1,479	1,712
Other	832	567	1,518	1,263

Total revenues	6,303	6,152	9,796	11,839

Cost of revenues:
Product licensing	1,219	2,044	1,638	3,607
Engineering services and maintenance	827	869	1,875	1,677
Other	337	251	609	553

Total cost of revenues	2,383	3,164	4,122	5,837

Gross margin	3,920	2,988	5,674	6,002

Operating expenses:
Research and development	3,025	2,900	6,403	5,191
Sales and marketing	1,032	1,217	2,248	2,388
General and administrative	1,332	1,393	2,501	2,368

Total operating expenses	5,389	5,510	11,152	9,947

Loss from operations	(1,469)	(2,522)	(5,478)	(3,945)

Interest income, net	3	33	18	70
Other income	—	—	—	1,490

Total other income	3	33	18	1,560

Loss before income taxes	(1,466)	(2,489)	(5,460)	(2,385)
Provision for income taxes	1	308	119	592

Net loss	$(1,467)	$(2,797)	$(5,579)	$(2,977)

Basic and diluted loss per share	$(0.09)	$(0.18)	$(0.35)	$(0.19)

Weighted average common shares outstanding — basic and diluted	15,835	15,529	15,810	15,476

See accompanying notes.

PEERLESS SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	July 31,

	2004	2003

Cash flows from operating activities:
Net loss	$(5,579)	$(2,977)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	769	665
Net gain from sublease termination	—	(938)
Gain from Netreon sale	—	(971)
Other	54	19
Changes in operating assets and liabilities:
Receivables	2,672	(355)
Inventory	(165)	(4)
Prepaid expenses and other assets	13	(124)
Accounts payable	(305)	(238)
Accrued product licensing costs	(528)	106
Deferred revenue	(104)	(238)
Other liabilities	(591)	446

Net cash used by operating activities	(3,764)	(4,609)

Cash flows from investing activities:
Purchases of available-for-sale securities	(399)	(7,325)
Proceeds from sales of available-for-sale securities	1,793	3,525
Purchases of property and equipment	(208)	(155)
Purchases of software licenses	(177)	(90)
Proceeds from sale of Netreon	—	971
Proceeds from sublease termination	—	639

Net cash provided (used) by investing activities	1,009	(2,435)

Cash flows from financing activities:
Proceeds from issuance of common stock	172	197
Proceeds from exercise of common stock options	19	7

Net cash provided by financing activities	191	204

Net decrease in cash and cash equivalents	(2,564)	(6,840)
Cash and cash equivalents, beginning of period	5,069	14,355

Cash and cash equivalents, end of period	$2,505	$7,515

See accompanying notes.

PEERLESS SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2.     Significant Accounting Policies:

      Business: The Company has incurred losses from operations and has reported negative operating cash flows. As of July 31, 2004, the Company had an accumulated deficit of $43.0 million and cash and short-term investments of $5.5 million. The Company has no material financial commitments other than those under operating lease agreements and inventory purchase orders. The Company believes that its existing cash and short-term investments, and any cash generated from operations will be sufficient to fund its working capital requirements, capital expenditures and other obligations through the next 12 months. Long term, the Company may face significant risks associated with the successful execution of its business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand its marketing activities, to develop new or enhance existing services or products, and to respond to competitive pressures or to acquire complementary services, businesses, or technologies. If the Company is not successful in generating sufficient cash flow from operations, it may need to raise additional capital through public or private financing, strategic relationships, or other arrangements. The Company is currently working with a bank to establish a credit facility that would allow for short-term borrowing against outstanding receivables. The credit facility would generally only provide coverage for short-term working capital needs and the Company may require additional long-term capital to finance working capital requirements.

      Revenue Recognition: The Company recognizes revenues in accordance with Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9. In December 2003, the Company adopted Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements.” The adoption did not impact the Company’s revenue recognition policy.

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

      The Company also enters into engineering services contracts with certain of its original equipment manufacturers (“OEMs”) to provide turnkey solutions, adapting the Company’s software and supporting electronics to specific OEM requirements. Revenues on such contracts are recognized over the course of the engineering work on a percentage-of-completion basis. Progress-to-completion under percentage-of-completion is determined based on direct costs, consisting primarily of labor and materials, expended on the arrangement. The Company provides for any anticipated losses on such contracts in the period in which such losses are first determinable. At July 31, 2004 and January 31, 2004, the Company had no engineering contracts on which it required any loss provisions. The Company also provides engineering support on a time-

PEERLESS SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and-material basis. Revenues from this support are recognized as the services are performed. Maintenance revenues are recognized ratably over the term of the maintenance contract.

      Recurring licensing revenues are derived from per unit fees paid by the Company’s customers upon manufacturing and subsequent commercial shipment of products incorporating Peerless technology and certain third party technology, of which the Company is a sub-licensor. These recurring licensing revenues are recognized on a per unit basis as products are shipped commercially. In certain cases, the Company may sell a block license, that is, a specific quantity of licensed units that may be shipped in the future, or the Company may require the customer to pay minimum royalty commitments. Associated payments are typically made in one lump sum or extend over a period of four or more quarters. The Company generally recognizes revenues associated with block licenses and minimum royalty commitments on delivery and acceptance of software, when collection of the resulting receivable is probable, when the fee is fixed or determinable, and when the Company has no future obligations. In cases where block licenses or minimum royalty commitments have extended payment terms and the fees are not fixed or determinable, revenue is recognized as payments become due. Further, when earned royalties exceed minimum royalty commitments, revenues are recognized on a per unit basis as products are shipped commercially.

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

      The Company recognizes revenue from sales of its application specific integrated circuits (“ASIC”) when the earnings process is completed, as evidenced by an agreement with the customer, transfer of title, as well as fixed pricing and probable collectibility.

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

PEERLESS SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Employee Stock-Based Compensation: The Company accounts for its stock option plans and employee stock purchase plan under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees,” and related Interpretations. Under APB No. 25, no stock-based compensation is generally reflected in net income (loss), as options granted under the plans generally had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted is fixed at that point in time. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure:”

	Three Months Ended		Six Months Ended
	July 31,		July 31,

	2004	2003	2004	2003

	(In thousands, except per share amounts)
Net loss as reported	$(1,467)	$(2,797)	$(5,579)	$(2,977)
Stock-based compensation, net of taxes	(187)	(201)	(375)	(403)

Pro forma net loss	$(1,654)	$(2,998)	$(5,954)	$(3,380)

Loss per share as reported, basic and diluted	$(0.09)	$(0.18)	$(0.35)	$(0.19)

Pro forma net loss per share, basic and diluted	$(0.10)	$(0.19)	$(0.38)	$(0.22)

      In determining the fair value, the Company used the Black-Scholes model, assumed no dividends per year, used expected lives ranging from 2 to 10 years, expected volatility of 78.0% and 84.9% for the three months and six months ended July 31, 2004 and 2003, respectively, and risk free interest rates of 3.44% and 2.87% for the three and six months ended July 31, 2004 and 2003, respectively. The weighted average per share fair values of options granted during the periods presented with exercise prices equal to market price on the date of grant were $0.81 and $1.51 for the three months ended July 31, 2004 and 2003, respectively, and $0.83 and $1.38 for the six months ended July 31, 2004 and 2003, respectively.

PEERLESS SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Short-term Investments:

      Short-term investments consisted of the following:

	July 31,	January 31,
	2004	2004

	(In thousands)
Available-for-sale securities:
Maturities within one year:
Corporate debt securities	$1,754	$499
U.S. government debt securities	398	—
State and local government debt securities	410	403

	2,562	902

Maturities after one year through five years:
Corporate debt securities	385	2,218
U.S. government debt securities	—	400
State and local government debt securities	—	421

	385	3,039

Maturities after ten years:
U.S. government debt securities	—	400

Total investments	$2,947	$4,341

      Investments with contractual maturities greater than one year are classified on the condensed consolidated balance sheets as current investments, based on the Company’s intention to use these investments to fund current operations, if necessary.

      The fair value of available-for-sale securities at July 31, 2004 and January 31, 2004 approximated their carrying value (amortized cost). Unrealized gains or losses on securities were immaterial for all periods presented.

      In the first quarter of fiscal year 2004, the Company recorded a $121,000 loss for a correction to fiscal year 2002 reported accrued interest.

4.     Inventory

      Inventory consisted of the following:

	July 31,	January 31,
	2004	2004

	(In thousands)
Raw material	$83	$—
Work-in-process	82	—
Finished goods	2	2

Total inventory	$167	$2

      Inventory is stated at lower of cost or realizable value.

5.     Concentration of Revenues:

      During the three months ended July 31, 2004, five customers each generated greater than 10% of the revenues of the Company and collectively contributed 83% of such revenues. Block license revenues for the same time period were 53% of the revenues of the Company. During the three months ended July 31, 2003,

PEERLESS SYSTEMS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

four customers generated greater than 10% of the revenues of the Company, and collectively contributed 55% of revenues of the Company. Block license revenues for the second quarter of fiscal year 2004 accounted for 59% of the revenues of the Company.

6.     Income Taxes:

      On July 1, 2004, a new tax treaty between Japan and the United States went into effect. The new treaty eliminates the requirement of the Company’s Japanese customers to withhold income taxes on royalty payments due to Peerless. The impact was to nearly eliminate the Company’s provision for income taxes in the three months ended July 31, 2004.

      The provision for income taxes in the six months ended July 31, 2004 and the three and six months ended July 31, 2003 consisted primarily of foreign income taxes paid. In the three and six months ended July 31, 2003, the Company benefited by approximately $245,000 and $490,000, respectively, for the elimination of certain income tax matters and related liabilities. At July 31, 2004 and January 31, 2004, the Company had no remaining liabilities related to these matters.

      The Company has provided a full valuation allowance on its net deferred tax assets because of the uncertainty with respect to its ability to generate future taxable income to realize its deferred tax assets.

7.     Netreon Sale:

      On February 20, 2003, the Company announced the sale of its remaining interest in Netreon. As a result of the sale, the Company recorded in other income a gain of $971,000, net of expenses, associated with this transaction in the six months ended July 31, 2003.

8.     Sublease Termination:

      On February 28, 2003, a sublesee terminated a sublease that involved approximately 9,000 square feet of the Company’s El Segundo, California headquarters. As a result of the termination, the Company received $639,000 in cash and a forfeited deposit, which is included in other income in the six months ended July 31, 2003. In addition, the Company received $299,000 in net fixed assets returned to the Company, which was classified as a reduction to operating expenses, the same classification used in a prior period when a loss was recognized for the disposal of these same assets. The assets were recorded at fair market value.

9.     Purchase of Perpetual License:

      On August 26, 2003, the Company’s Board of Directors approved the conversion of a royalty bearing perpetual license to a fully paid up perpetual license to use certain third party color technology that is being incorporated into the Company’s high performance color architecture and products. The licensed technology is presently being applied in several of the Company’s research and development projects and will be incorporated into the Company’s new products. The total cost of $1.1 million for this license has been capitalized and is being amortized into research and development expenses over a two-year period during its use on such projects and products. Accumulated amortization from the acquired prepaid licenses totaled $412,000 at July 31, 2004.

10.     Commitments

      The Company has commitments under purchase orders for the production of its Everest controller from Cal Quality Electronics, Inc. As of July 31, 2004, the outstanding amount on these purchase orders was $120,000.

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

      The Company has developed and continues to develop controller products and applications for sale to OEMs and distribution channels. Digital document products include monochrome (black and white) and color printers, copiers, fax machines and scanners, as well as MFPs that perform a combination of these imaging functions. In order to process digital text and graphics, digital document products rely on a core set of imaging software and supporting electronics, collectively known as a digital imaging system. Network interfaces supply the core technologies to digital document products that enable them to communicate over local and wide area networks and the Internet. The Peerless family of products and engineering services provide fully integrated advanced and proprietary imaging and networking technologies that enable the Company’s OEM customers and third party developers for OEMs to develop stand-alone and networked digital printers, copiers, and MFPs quickly and cost effectively. The Company markets its solutions directly to OEM customers including Canon, Konica Minolta, Kyocera/ Mita, Lenovo (formerly Legend), Oki Data, Panasonic, Ricoh, and Seiko Epson. The Company has expanded its solution offerings by incorporating related imaging and networking technologies developed internally or licensed from third parties. The Company has developed more diverse distribution channels for its products and is expanding its target market to include distributors, value added resellers, system integrators, and OEM sales operations. The Company is also expanding its target market geographically to include the People’s Republic of China and Taiwan.

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

      Revenue received for block licenses is recognized in accordance with Statement of Position 97-2, which requires that revenue be recognized after acceptance by the OEM and if fees are fixed or determinable and the collection of fees is probable. For block licenses that have a significant portion of the payments due within twelve months, revenue is recognized at the time the block license becomes effective.

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

Liquidity and Capital Resources

      Compared to January 31, 2004, total assets at July 31, 2004 decreased 36% to $12.4 million and stockholders’ equity decreased 45% to $6.5 million, primarily the result of the net loss during the six months ended July 31, 2004. The Company’s cash and investment portfolio at July 31, 2004 was $5.5 million, down from $9.4 million as of January 31, 2004, and the ratio of current assets to current liabilities was 1.7:1, which is lower than the 2.3:1 ratio as of January 31, 2004. The decrease was primarily the result of the operating losses incurred during the six-month period. The Company’s operations used $3.8 million in cash during the six months ended July 31, 2004, compared to $4.6 million in cash used by operations during the quarter ended July 31, 2003.

      During the six months ended July 31, 2004, $1.0 million in cash was provided by the Company’s investing activities. It is the Company’s policy to invest the majority of its unused cash in low risk government and commercial debt securities. The Company has not historically purchased, nor does it expect to purchase in the future, derivative instruments or enter into hedging transactions. During both the six months ended July 31, 2004 and 2003, the Company invested $0.2 million in property, equipment and leasehold improvements.

      At July 31, 2004, the Company’s principal source of liquidity, cash, cash equivalents and investments, was $5.5 million, a decrease of $3.9 million from January 31, 2004, compared to a decrease of $3.1 million in the comparable period in fiscal year 2004. The Company does not have a credit facility; however, it is exploring opportunities with its bank to obtain a line of credit for short-term financing in order to provide for short-term working capital needs associated with the expected launch of its channel product in the third quarter of fiscal year 2005.

      The Company has commitments under purchase orders for the production of its Everest controller from Cal Quality Electronics, Inc. As of July 31, 2004, the outstanding amount on these purchase orders was $120,000.

      During the quarter ended July 31, 2004, the Company, nearing the completion of its current Peerless Sierra Technologies development efforts, reduced its staffing level through a reduction-in-force. As a result of this action, the Company incurred a liability for severance payments of approximately $263,000. As of July 31, 2004, approximately $55,000 remained unpaid.

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

Critical Accounting Policies

      The Company recognizes revenue from sales of its application specific integrated circuits (“ASIC”) when the earnings process is completed, as evidenced by an agreement with the customer, transfer of title, as well as fixed pricing and probable collectibility.

Results of Operations

Comparison of Quarters Ended July 31, 2004 and 2003

	Percentage of		Percentage
	Total Revenues		Change
	Three Months		Three Months
	Ended July 31,		Ended
			July 31,
	2004	2003	2004 vs. 2003

Statements of Operations Data:
Revenues:
Product licensing	78%	77%	4%
Engineering services and maintenance	9	14	(34)
Other	13	9	47

Total revenues	100	100	2

Cost of revenues:
Product licensing	20	33	(40)
Engineering services and maintenance	13	14	(5)
Other	5	4	34

Total cost of revenues	38	51	(25)

Gross margin	62	49	31

Operating expenses:
Research and development	48	47	4
Sales and marketing	16	20	(15)
General and administrative	21	23	(4)

Total operating expenses	85	90	(2)

Loss from operations	(23)	(41)	42
Interest income, net	—	—	*

Loss before income taxes	(23)	(41)	41

Provision for income taxes	—	5	*

Net loss	(23)%	(46)%	48%

*	Percentage change calculations not meaningful.

Net Loss

      The Company’s net loss in the three months ended July 31, 2004 was $(1.5) million, or $(0.09) per share, compared to a net loss of $(2.8) million, or $(0.18) per share, in the comparable three month period ended July 31, 2003.

Revenues

      Consolidated revenues in the three months ended July 31, 2004 were $6.3 million, compared to $6.2 million in the comparable three month period ended July 31, 2003. The increase was due to higher product licensing and ASICs revenues, offset by lower engineering services and maintenance revenues.

Cost of Revenues

      Total cost of revenues in the three months ended July 31, 2004 was $2.4 million, compared to $3.2 million in the comparable three month period ended July 31, 2003. The decrease was due in large part to the decrease in product licensing costs of $0.8 million. Product licensing costs in the three months ended July 31, 2003 included an additional accrual of approximately $0.7 million for certain disputed third party licensing costs. The additional accrual represented management’s best estimate of the Company’s exposure related to the licensor’s claim. The dispute was subsequently settled for $0.5 million in the fourth quarter of fiscal year 2004.

Gross Margin

      The Company’s gross margin in the three months ended July 31, 2004 was 62%, compared to 49% in the comparable three month period ended July 31, 2003. The increase in gross margin was primarily the result of the lower level of cost of revenues, as discussed above, and the higher proportion of the Company’s intellectual property included in licensing revenues.

Operating Expenses

      Total operating expenses during the three months ended July 31, 2004 were $5.4 million, compared to $5.5 million in the comparable three month period ended July 31, 2003.

•	Research and development expenses increased 4% to $3.0 million in the second quarter of fiscal year 2005 from $2.9 million in the comparable quarter in fiscal year 2004. The Company expects to see a decrease in research and development expenses as a result of a reduction in engineering personnel due to the reduced level of effort associated with the development of Peerless Sierra Technologies.

•	Sales and marketing expenses decreased 15% to $1.0 million in the second quarter of fiscal year 2005 from $1.2 million in the comparable quarter of fiscal year 2004. The decrease was the result of a reduction in staffing levels. The Company continued to focus on the future launch of Peerless Sierra Technologies and on developing new OEM customers, attending industry trade shows, and evaluating other opportunities to promote the Company’s core and new imaging and network solutions. The Company believes such expenses will remain relatively flat in future periods.

•	General and administrative expenses decreased 4% to $1.3 million in the second quarter of fiscal year 2005 from $1.4 million in the comparable quarter in fiscal year 2004. The Company believes such expenses will be slightly lower in future quarters, due to the high level of stockholder-related expenses associated with the Company’s annual stockholders’ meeting in the three months ended July 31, 2004.

Income Taxes

      On July 1, 2004, a new tax treaty between Japan and the United States became effective, resulting in the elimination of Peerless’ Japanese customers’ requirements to withhold taxes on royalty payments to the Company. Provision for income taxes was $1,000 in the three months ended July 31, 2004, compared to $308,000 in the three months ended July 31, 2003. The decrease was due to the change in the tax treaty, and because nearly all of the Company’s payments were received in the period subsequent to the effective date of the new treaty and were therefore not subject to withhold taxes. In prior periods, the provisions for income taxes were primarily related to these withheld taxes.

      The Company has provided a full valuation allowance on its net deferred tax assets because of the uncertainty with respect to its ability to generate future taxable income to realize its deferred tax assets.

Comparison of Six Months Ended July 31, 2004 and 2003

	Percentage of		Percentage
	Total Revenues		Change
	Six Months		Six Months
	Ended July 31,		Ended
			July 31,
	2004	2003	2004 vs. 2003

Statements of Operations Data:
Revenues:
Product licensing	69%	75%	(23)%
Engineering services and maintenance	15	14	(14)
Other	16	11	20

Total revenues	100	100	(17)

Cost of revenues:
Product licensing	17	30	(55)
Engineering services and maintenance	19	14	12
Other	6	5	10

Total cost of revenues	42	49	(29)

Gross margin	58	51	(5)

Operating expenses:
Research and development	65	44	23
Sales and marketing	23	20	(6)
General and administrative	26	20	6

Total operating expenses	114	84	12

Loss from operations	(56)	(33)	(39)

Interest income, net	—	1	*
Other income	—	12	*

Total other income	—	13	*

Loss before income taxes	(56)	(20)	(129)

Provision for income taxes	1	5	(80)

Net loss	(57)%	(25)%	(87)%

*	Percentage change calculations not meaningful.

Net Loss

      The Company’s net loss in the six months ended July 31, 2004 was $(5.6) million, or $(0.35) per share, compared to a net loss of $(3.0) million, or $(0.19) per share, in the comparable six month period ended July 31, 2003.

Revenues

      Consolidated revenues in the six months ended July 31, 2004 were $9.8 million, compared to $11.8 million in the comparable six month period ended July 31, 2003. The decrease was primarily due to lower product licensing and engineering services and maintenance revenues, offset by an increase in sales of the Company’s ASICs.

Cost of Revenues

      Total cost of revenues in the six months ended July 31, 2004 was $4.1 million, compared to $5.8 million in the comparable six month period ended July 31, 2003. Product licensing costs were $1.6 million in the first six months of the current fiscal year, compared to $3.6 million in the first six months of the last fiscal year; this decrease was the primary reason for the lower level of cost of revenues. The decrease in product licensing costs was due to lower levels of product licensing revenues, and proportionately higher levels of Peerless intellectual property in the product licensing revenues of the current fiscal year as compared to the prior fiscal year.

Gross Margin

      The Company’s gross margin in the six months ended July 31, 2004 was 58%, compared to 51% in the comparable six month period ended July 31, 2003. The improvement in the gross margin was primarily the result of lower product licensing costs, as discussed above.

Operating Expenses

      Total operating expenses in the six months ended July 31, 2004 were $11.2 million, compared to $9.9 million in the comparable six month period ended July 31, 2003.

•	Research and development expenses increased 23% to $6.4 million in the first six months of fiscal year 2005 from $5.2 million in the comparable period in fiscal year 2004. The increase was primarily the result of higher staffing and consulting costs associated with the continued development of the Company’s Peerless Sierra Technologies. The majority of the increase occurred in the first quarter of this fiscal year; as discussed previously, research and development expenses increased only 4% in the second quarter of fiscal year 2005 as compared to the second quarter of fiscal year 2004, reflecting cost reductions as the Company nears the completion of the development of its Peerless Sierra Technologies.

•	Sales and marketing expenses decreased 6% to $2.2 million for the first six months of fiscal year 2005, as compared to $2.4 million in the first six months of fiscal year 2004. The decrease was due to a reduction in staffing levels. The Company continued to focus on the future launch of Peerless Sierra Technologies and on developing new OEM customers, attending industry trade shows, and evaluating other opportunities to promote the Company’s core and new imaging and network solutions.

•	General and administrative expenses increased 6% to $2.5 million in the first six months of fiscal year 2005 from $2.4 million in the comparable period in fiscal year 2004. Costs in the first quarter of fiscal year 2004 were lower due largely to the receipt of a $0.2 million insurance refund for costs associated with completed legal proceedings.

Other Income and Expenses

      Other income in the six months ended July 31, 2003 included a gain of $1.0 million, net of expenses, associated with the Company’s sale of its remaining interest in Netreon, Inc., which was announced on February 20, 2003. In the same period, the Company recorded a gain of $0.6 million associated with the termination of a sublease of a portion of its leased office space in its headquarters in El Segundo, California, and recorded a $121,000 loss for a correction to fiscal year 2002 reported accrued interest.

Income Taxes

      The provision for income taxes for the six months ended July 31, 2004 was $0.1 million, compared to $0.6 million for the six months ended July 31, 2003. The decrease was primarily the result of the new tax treaty between Japan and the United States, as discussed above, and lower levels of licensing revenues in the first quarter of fiscal year 2005. This was partially offset by the release of certain long-term tax liabilities in the first quarter of fiscal year 2004.

      The Company has provided a full valuation allowance on its net deferred tax assets because of the uncertainty with respect to its ability to generate future taxable income to realize its deferred tax assets.

Item 3 —	Quantitative and Qualitative Disclosures About Market Risk.

      The Company is exposed to a variety of risks in its investments, mainly a lowering of interest rates. The primary objective of the Company’s investment activities is to preserve the principal of its investments, while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company from time to time maintains its portfolio of cash equivalents, fixed rate debt instruments of the U.S. Government and high-quality corporate issuers and short-term investments in money market funds. Although the Company is subject to interest rate risks, the Company believes an effective increase or decrease of 10% in interest rate percentages would not have a material adverse effect on its results of operations.

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

The Company’s forecasts for our Peerless Sierra Technologies may not be realized, and losses for the disposition of excess inventories may result.

      The Company plans to maintain inventories to fill orders for its Peerless Sierra Technologies products on a timely basis. If the forecasts of expected orders are overstated, inventory levels may be too high, and if inventories cannot be liquidated through product orders, the Company may be required to write down the value of any excess unrealizable inventories, which would negatively impact our gross margin.

The Company’s existing capital resources may not be sufficient and if Peerless is unable to raise additional capital, the Company’s business may suffer.

      The Company’s cash and short-term investment portfolio was $5.5 million and the current ratio of current assets to current liabilities was 1.7:1 at July 31, 2004. For the six months ended July 31, 2004, Peerless’ operations used $3.8 million in cash.

      The Company’s principal source of liquidity is its cash and cash equivalents and investments, which, as of July 31, 2004 were approximately $5.5 million in the aggregate. If Peerless does not generate anticipated cash flow from licensing and services, or if expenditures are greater than expected, Peerless most likely will reduce further discretionary spending, which could require a delay, scaling back or elimination of some or all of the Company’s development efforts, any of which could have a material adverse effect on the Company’s business, results of operations and prospects. Furthermore, if Peerless experiences negative cash flows greater than anticipated, and Peerless is unable to increase revenues or cut costs so that revenues generated from operating activities are sufficient to meet the Company’s obligations, Peerless will be required to obtain additional capital from other sources. Such sources might include issuances of debt or equity securities, bank financing or other means that might be available to increase the Company’s working capital. Under such circumstances, there is substantial doubt as to whether Peerless would be able to obtain additional capital on commercially acceptable terms or at all. The inability to obtain such resources on commercially acceptable terms could have a material adverse effect on the Company’s operations, liquidity and financial condition, the Company’s prospects and the scope of strategic alternatives and initiatives available to the Company. Peerless does not currently have a credit facility; however, the Company is working with its bank to establish a credit facility that would allow for borrowing against outstanding receivables. The credit facility would generally only provide coverage for short-term working capital needs and the Company may require additional long-term capital to finance working capital requirements.

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

      Peerless was unprofitable in the first two fiscal quarters of fiscal year 2005, and does not expect to be profitable in fiscal year 2005 until its fiscal fourth quarter. There is no assurance that the Company will be profitable at such time or at any time in the future.

      Future losses will deplete the Company’s capital resources. The factors noted below have had and may continue to have a material adverse effect on the Company’s future revenues and/or results of operations.

The future demand for the Company’s current products is uncertain.

      Peerless’ monochrome technology and products have been in the marketplace for an average of 29 months as of July 31, 2004. This is a 16% increase from the average of 25 months that the Company’s products had been in the marketplace as of July 31, 2003. The increase in the average age represents the decline in demand for the Company’s monochrome technology and products, partially offset by the impact of older products that have stopped shipping. Although Peerless continues to license the Company’s current technology and products to certain OEMs, there can be no assurance that the OEMs will continue to need or utilize the current technology and products the Company offers.

Peerless relies on relationships with certain customers and any adverse change in those relationships will harm the Company’s business.

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

      During the second quarter of fiscal year 2005, five customers, Oki Data Corporation, Novell Inc., Canon Corporation, Marubun Corporation, and Kyocera Mita Corporation, each generated greater than 10% of the Company’s revenues and collectively contributed 83% of such revenues. Block license revenues for the same time period totaled $3.4 million, or 53% of the Company’s revenues. During the second quarter of fiscal year 2004, four customers, Konica Corporation, Seiko Epson Corporation, Oki Data Corporation, and Novell Inc., each generated greater than 10% of the Company’s revenues, and collectively contributed 55% of such revenues. Block license revenues during the same period were $3.6 million, or 59% of the Company’s revenues.

Peerless relies on relationships with Adobe Systems Incorporated and Novell Inc., and any adverse change in those relationships will harm the Company’s business.

      The Company has licensing agreements with Adobe Systems Incorporated and Novell Inc. to bundle and sublicense their licensed products with the Company’s licensed software. These relationships accounted for $2.5 million in revenues and an associated $1.2 million in cost of revenues during the second quarter of fiscal year 2005. Should the Company’s agreements with any of these vendors be terminated or canceled, there is no assurance that the Company could replace the affected source of revenue in a timely manner, if at all. Such an event would have a material adverse effect on the Company’s operating results.

The Company, as a sublicensor of third party intellectual property, is subject to audits of the Company’s licensing fee costs.

      The Company’s licensing agreements that include third party intellectual property result in royalties contractually due and payable to the third parties. The rates are subject to interpretation of contract language and intent of the contracting parties, and may result in disputes as to the correct rates. Peerless is subject to audits of the Company’s data serving as the basis for the royalties due. Such audits may result in adjustments to the royalty amounts due, which could have a material adverse effect on the Company’s operating results.

The Company has negotiated with Adobe Systems Incorporated and Canon Inc. to remedy a contract dispute, which, if not remedied, could result in the loss of the Adobe agreement and harm to the Company’s business.

      Peerless has negotiated with Canon Inc. regarding the PostScript sublicense agreement between Peerless and Canon executed as of April 1, 2001. The sublicense did not include several terms required to be included in all OEM sublicenses by Peerless’ license with Adobe. Although Adobe has indicated to Peerless that it has no current intention to pursue claims for alleged breach of the Adobe Peerless PostScript Sublicensing Agreement, Adobe has not agreed to waive the requirement that the missing terms be included in the Canon sublicense. To date, Peerless has been unable to amend the Canon sublicense in a manner acceptable to both Canon and Adobe. Furthermore, there is no assurance that Peerless will be able to resolve the issues in manner acceptable to both Adobe and Canon. Thus, Adobe may exercise its right to terminate its license agreement with Peerless and take other legal action against Peerless, if it so chooses. Termination of the Adobe agreement would have a material adverse effect on Peerless’ future operating results. Approximately 31% of Peerless’ revenue for the six months ended July 31, 2004 and approximately 44% of Peerless’ revenue for the six months ended July 31, 2003 were derived from its licensing arrangement with Adobe Systems Incorporated. See “Peerless relies on relationships with Adobe Systems Incorporated and Novell Inc., and any adverse change in those relationships will harm the Company’s business.”

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

      Peerless currently sublicenses third party technologies to the Company’s OEM customers; such sublicenses account for a significant amount of the Company’s gross revenues. Such sublicense agreements are non-exclusive. If Peerless is determined not to be in compliance with the Company’s agreements with its licensors, Peerless may forfeit the Company’s right to sublicense these technologies. Likewise, if such sublicense agreements were canceled, Peerless would lose the Company’s right to sublicense the affected technologies. Additionally, the licensing of these technologies has become very competitive with competitors possessing substantially greater financial and technical resources and market penetration than Peerless. As competitors are pursuing aggressive strategies to obtain similar rights as held by Peerless to sublicense these third party technologies, there is no assurance that Peerless can remain competitive in the marketplace if one or more competitors are successful. See “The Company has negotiated with Adobe Systems Incorporated and Canon, Inc. to remedy a contract dispute, which, if not remedied, could result in the loss of the Adobe agreement and harm to the Company’s business.”

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

      The Company’s net trade accounts receivable was $3.5 million as of July 31, 2004, a decrease from $6.1 million as of January 31, 2004. The decrease is primarily due to the lower level of revenues in the second quarter of fiscal year 2005 as compared to the fourth quarter of fiscal year 2004, and to the timing of collections of the amounts due from those contracts. Although Peerless believes that the Company’s reserves for accounts receivable are adequate for the remainder of fiscal year 2005, there can be no assurance this is the case. If the Company’s reserves for accounts receivable are inadequate, it could have a material adverse effect on the Company’s results of operations.

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

      The Company’s common stock has experienced price volatility. In the 60-day period ending September 8, 2004, the closing price of the Company’s common stock ranged from $0.84 per share to $1.28 per share. During the same period, daily volume for the Company’s common stock has ranged from 800 shares traded to 145,200 shares traded. Such price and volume volatility may occur in the future. Factors that could affect the trading price and volume of the Company’s common stock include:

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

The Company’s common stock was moved to the Nasdaq SmallCap Market and may not provide adequate liquidity.

      On June 18, 2004, Peerless received a notice from Nasdaq Stock Market that Peerless had failed to maintain the $10,000,000 minimum level of stockholders’ equity as required by Marketplace Rule 4450(a)(3) for companies listed on the Nasdaq National Market. The Company subsequently presented the Nasdaq Listing Qualifications Panel with a plan for achieving and sustaining compliance with the Nasdaq National Market listing standards. However, management determined that the Company’s time frame for regaining compliance would likely extend beyond the period required by Nasdaq. While the Company could appeal a potential denial for continued listing, management determined that the significant legal and administrative costs associated with such a process would not be in the best interest of the Company or its shareholders. On July 30, 2004, the Company announced that its common stock had been approved for transfer to the Nasdaq SmallCap Market from the Nasdaq National Market, effective at the opening of trading on August 2, 2004.

      There can be no assurance, however, that the Company will be able to maintain compliance with the continued listing standards of the Nasdaq SmallCap Market. For example, if the minimum bid price of the Company’s common stock falls below $1.00, and remains below $1.00 for thirty consecutive business days, the Company will not be in compliance with the Nasdaq SmallCap Market minimum bid requirements under Marketplace Rule 4310(c)(4).

      If Peerless is not able to maintain compliance, the Company’s common stock may be subject to removal from listing on the Nasdaq SmallCap Market. Trading in the Company’s common stock after a delisting, if any, would likely be conducted in the over-the-counter markets in the so-called “pink sheets” or the National Association of Securities Dealers’ Electronic Bulletin Board and could also be subject to additional restrictions. As a consequence of a delisting, the Company’s stockholders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company’s common stock. In addition, a delisting would make the Company’s common stock substantially less attractive as collateral for margin and purpose loans, for investment by financial institutions under their internal policies or state legal investment laws or as consideration in future capital raising transactions.

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

      As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that, as of end of the period covered by this report, the Company’s disclosure controls and procedures were effective at ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported as required in applicable SEC rules and forms.

      There have been no changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1 —	Legal Proceedings.

      None.

Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds.

      None.

Item 3 —	Defaults Upon Senior Securities.

      None.

Item 4 —	Submission of Matters to a Vote of Security Holders.

      The Company held its annual stockholders meeting on June 24, 2004. The following matters were voted upon at the meeting:

1. The election of four directors to serve on the Company’s Board of Directors:

	Votes Cast

		Against or
	For	Withheld

Robert G. Barrett	12,401,176	2,049,727
Louis C. Cole	12,001,511	2,449,392
Howard J. Nellor	14,327,551	123,352
Thomas G. Rotherham	14,314,076	136,827

2. The ratification of the Company’s selection of Ernst & Young as the Company’s independent auditors for the year ending January 31, 2005:

For	Against	Abstain

12,401,119	2,040,202	9,582

Item 5 —	Other Information.

      None.

Item 6 —	Exhibits and Reports on Form 8-K.

      (a) Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K:

1. The Company filed a Form 8-K on June 23, 2004 containing information regarding its receipt of notification from the Nasdaq Stock Market that the Company does not meet the continued listing requirements of The Nasdaq National Market.

2. The Company filed a Form 8-K on August 2, 2004 containing the Company’s press release dated July 30, 2004 announcing the transfer of its common stock from The Nasdaq National Market to The Nasdaq SmallCap Market effective August 2, 2004.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PEERLESS SYSTEMS CORPORATION

By:	/s/ HOWARD J. NELLOR

Howard J. Nellor
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 13, 2004

By:	/s/ WILLIAM R. NEIL

William R. Neil
Vice President of Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: September 13, 2004