Form 10-Q
period 2004-10-31
PEERLESS SYSTEMS CORP
filed 2004-12-15
CIK 897893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

or

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

          The number of shares of Common Stock outstanding as of December 8, 2004 was 15,997,142.

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

PEERLESS SYSTEMS CORPORATION

TRADEMARKS

      Peerless®, Memory Reduction Technology® (MRT), PeerlessPowered®, WinExpress®, PeerlessPrint®, AccelePrint®, SyntheSys®, QuickPrint®, PerfecTone® and VersaPage® are registered trademarks of Peerless Systems Corporation. MagicPrintTM and EverestTM are trademarks of Peerless Systems Corporation and are the subjects of applications pending for registration with the United States Patent and Trademark Office. PeerlessPageTM, ImageWorksTM, PeerlessDriverTM, redipSTM, and WebWorksTM are trademarks of Peerless Systems Corporation. Peerless Systems, P logo, and Peerless logo are trademarks and service marks of Peerless Systems Corporation registered in Japan. Peerless is a trademark of Peerless Systems Corporation that is registered in France, Spain, Taiwan, and the United Kingdom, and is the subject of applications for registration pending in Australia, China, the European Union, Hong Kong, Italy, and Korea. RedipS is a trademark of Peerless Systems Corporation registered in Canada and in the European Union. PeerlessPrint is a trademark of Peerless Systems Corporation that is the subject of an application for registration pending in Japan. PeerlessPrint (in Katakana) is a trademark of Peerless Systems Corporation that is the subject of an application for registration pending in Japan. Everest is a trademark of Peerless Systems Corporation that is the subject of an application for registration pending in the People’s Republic of China, Japan, Korea and the European Union.

PART I — FINANCIAL INFORMATION

Item 1 —	Financial Statements.

PEERLESS SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 31,	January 31,
	2004	2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,039	$5,069
Short-term investments	2,404	4,341
Trade accounts receivable, net	1,719	6,146
Unbilled receivables	1,271	—
Inventory	312	2
Prepaid expenses and other current assets	831	620

Total current assets	8,576	16,178
Property and equipment, net	1,565	1,981
Other assets	856	1,148

Total assets	$10,997	$19,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$605	$897
Accrued wages	442	384
Accrued compensated absences	805	805
Accrued product licensing costs	2,618	2,834
Income taxes payable	7	469
Other current liabilities	287	428
Deferred revenue	571	1,323

Total current liabilities	5,335	7,140
Other liabilities	336	366

Total liabilities	5,671	7,506

Stockholders’ equity:
Common stock	15	15
Additional paid-in capital	49,748	49,295
Accumulated deficit	(44,359)	(37,434)
Accumulated other comprehensive income	35	38
Treasury stock	(113)	(113)

Total stockholders’ equity	5,326	11,801

Total liabilities and stockholders’ equity	$10,997	$19,307

See accompanying notes.

PEERLESS SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

	2004	2003	2004	2003

Revenues:
Product licensing	$4,574	$4,456	$11,373	$13,320
Engineering services and maintenance	352	784	1,831	2,496
Other	75	522	1,593	1,785

Total revenues	5,001	5,762	14,797	17,601

Cost of revenues:
Product licensing	1,488	1,796	3,126	5,403
Engineering services and maintenance	593	729	2,468	2,245
Other	39	233	648	786

Total cost of revenues	2,120	2,758	6,242	8,434

Gross margin	2,881	3,004	8,555	9,167

Operating expenses:
Research and development	2,628	3,228	9,031	8,580
Sales and marketing	660	1,173	2,908	3,561
General and administrative	923	1,251	3,424	3,619

Total operating expenses	4,211	5,652	15,363	15,760

Loss from operations	(1,330)	(2,648)	(6,808)	(6,593)

Interest income, net	15	21	33	91
Other income	—	—	—	1,490

Total other income	15	21	33	1,581

Loss before income taxes	(1,315)	(2,627)	(6,775)	(5,012)
Provision for income taxes	31	(100)	150	492

Net loss	$(1,346)	$(2,527)	$(6,925)	$(5,504)

Basic and diluted loss per share	$(0.08)	$(0.16)	$(0.44)	$(0.35)

Weighted average common shares outstanding — basic and diluted	15,941	15,643	15,854	15,532

See accompanying notes.

PEERLESS SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended
	October 31,

	2004	2003

Cash flows from operating activities:
Net loss	$(6,925)	$(5,504)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	1,180	1,104
Net gain from sublease termination	—	(938)
Gain from Netreon sale	—	(971)
Other	63	39
Changes in operating assets and liabilities:
Trade and unbilled receivables	3,156	(364)
Inventory	(310)	—
Prepaid expenses and other assets	(147)	78
Accounts payable	(292)	(272)
Accrued product licensing costs	(216)	1,278
Deferred revenue	(752)	(336)
Other liabilities	(551)	(899)

Net cash used by operating activities	(4,794)	(6,785)

Cash flows from investing activities:
Purchases of available-for-sale securities	(400)	(16,506)
Proceeds from sales of available-for-sale securities	2,337	9,188
Purchases of property and equipment	(219)	(226)
Purchases of software licenses	(272)	(590)
Proceeds from sale of Netreon	—	971
Proceeds from sublease termination	—	639

Net cash provided (used) by investing activities	1,446	(6,524)

Cash flows from financing activities:
Proceeds from issuance of common stock	338	316
Proceeds from exercise of common stock options	25	91
Payments for deferred costs for financing arrangement	(45)	—

Net cash provided by financing activities	318	407

Net decrease in cash and cash equivalents	(3,030)	(12,902)
Cash and cash equivalents, beginning of period	5,069	14,355

Cash and cash equivalents, end of period	$2,039	$1,453

See accompanying notes.

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

2.     Significant Accounting Policies:

      Business: The Company has incurred losses from operations and has reported negative operating cash flows. As of October 31, 2004, the Company had an accumulated deficit of $44.4 million and cash and short-term investments of $4.4 million. The Company has no material financial commitments other than those under operating lease agreements and inventory purchase orders. The Company believes that its existing cash and short-term investments, and any cash generated from operations will be sufficient to fund its working capital requirements, capital expenditures and other obligations through the next twelve months. Long term, the Company may face significant risks associated with the successful execution of its business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand its marketing activities, to develop new or enhance existing services or products, and to respond to competitive pressures or to acquire complementary services, businesses, or technologies. If the Company is not successful in generating sufficient cash flow from operations, it may need to raise additional capital through public or private financing, strategic relationships, or other arrangements. The Company has established a credit facility with its bank, Silicon Valley Bank, which allows for short-term borrowing against outstanding receivables from certain of the Company’s customers. The credit facility will only provide coverage for short-term working capital needs and the Company may require additional long-term capital to finance working capital requirements.

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

      The Company also enters into engineering services contracts with certain of its original equipment manufacturers (“OEMs”) to provide turnkey solutions, adapting the Company’s software and supporting electronics to specific OEM requirements. Revenues on such contracts are recognized over the course of the engineering work on a percentage-of-completion basis. Progress-to-completion under percentage-of-completion is determined based on direct costs, consisting primarily of labor and materials, expended on the arrangement. The Company provides for any anticipated losses on such contracts in the period in which such losses are first determinable. At October 31, 2004 and January 31, 2004, the Company had no engineering contracts on which it required any loss provisions. The Company also provides engineering support on a

PEERLESS SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

time-and-material basis. Revenues from this support are recognized as the services are performed. Maintenance revenues are recognized ratably over the term of the maintenance contract.

      Recurring licensing revenues are derived from per unit fees paid by the Company’s customers upon manufacturing and subsequent commercial shipment of products incorporating Peerless technology and certain third party technology, of which the Company is a sub-licensor. These recurring licensing revenues are recognized on aper unit basis as products are shipped commercially. In certain cases, the Company may sell a block license, that is, a specific quantity of licensed units that may be shipped in the future, or the Company may require the customer to pay minimum royalty commitments. Associated payments are typically made in one lump sum or extend over a period of four or more quarters. The Company generally recognizes revenues associated with block licenses and minimum royalty commitments on delivery and acceptance of software, when collection of the resulting receivable is probable, when the fee is fixed or determinable, and when the Company has no future obligations. In cases where block licenses or minimum royalty commitments have extended payment terms and the fees are not fixed or determinable, revenue is recognized as payments become due. Further, when earned royalties exceed minimum royalty commitments, revenues are recognized on a per unit basis as products are shipped commercially.

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

PEERLESS SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

	2004	2003	2004	2003

	(Unaudited,
	in thousands, except per share amounts)
Net loss as reported	$(1,346)	$(2,527)	$(6,925)	$(5,504)
Stock-based compensation, net of taxes	(53)	(194)	(428)	(582)

Pro forma net loss	$(1,399)	$(2,721)	$(7,353)	$(6,086)

Loss per share as reported, basic and diluted	$(0.08)	$(0.16)	$(0.44)	$(0.35)

Pro forma net loss per share, basic and diluted	$(0.09)	$(0.17)	$(0.46)	$(0.39)

      In determining the fair value, the Company used the Black-Scholes model, assumed no dividends per year, used expected lives ranging from 2 to 10 years, expected volatility of 74.5% and 74.7% for the three months and nine months ended October 31, 2004 and 2003, respectively, and risk free interest rates of 3.43% and 2.89% for the three and nine months ended October 31, 2004 and 2003, respectively. The weighted average per share fair values of options granted during the periods presented with exercise prices equal to market price on the date of grant were $0.82 and $2.03 for the three months ended October 31, 2004 and 2003, respectively, and $0.79 and $1.48 for the nine months ended October 31, 2004 and 2003, respectively.

PEERLESS SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Short-term Investments:

      Short-term investments consisted of the following:

	October 31,	January 31,
	2004	2004

	(Unaudited)

	(In thousands)
Available-for-sale securities:
Maturities within one year:
Corporate debt securities	$1,618	$499
State and local government debt securities	404	403

	2,022	902

Maturities after one year through five years:
Corporate debt securities	382	2,218
U.S. government debt securities	—	400
State and local government debt securities	—	421

	382	3,039

Maturities after ten years:
U.S. government debt securities	—	400

Total investments	$2,404	$4,341

      Investments with contractual maturities greater than one year are classified on the condensed consolidated balance sheets as current investments, based on the Company’s intention to use these investments to fund current operations, if necessary.

      The fair value of available-for-sale securities at October 31, 2004 and January 31, 2004 approximated their carrying value (amortized cost). Unrealized gains or losses on securities were immaterial for all periods presented.

      In the first quarter of fiscal year 2004, the Company recorded a $121,000 loss for a correction to fiscal year 2002 reported accrued interest.

4.	Inventory:

      Inventory consisted of the following:

	October 31,	January 31,
	2004	2004

	(Unaudited)

	(In thousands)
Raw material	$85	$—
Work-in-process	225	—
Finished goods	2	2

Total inventory	$312	$2

      Inventory is stated at lower of cost or realizable value.

5.	Concentration of Revenues:

      During the three months ended October 31, 2004, four customers each generated greater than 10% of the revenues of the Company and collectively contributed 83% of such revenues. Block license revenues for the same time period were 63% of the revenues of the Company. During the three months ended October 31,

PEERLESS SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003, four customers generated greater than 10% of the revenues of the Company, and collectively contributed 77% of revenues of the Company. Block license revenues for the same time period were 59% of the revenues of the Company.

      During the nine months ended October 31, 2004, six customers each generated greater than 10% of the revenues of the Company and collectively contributed 80% of such revenues. Block license revenues for the same time period were 50% of the revenues of the Company. During the nine months ended October 31, 2003, four customers generated greater than 10% of the revenues of the Company, and collectively contributed 66% of revenues of the Company. Block license revenues for the same time period were 59% of the revenues of the Company.

6.	Income Taxes:

      On July 1, 2004, a new tax treaty between Japan and the United States went into effect. The new treaty generally eliminates the requirement of the Company’s Japanese customers to withhold income taxes on royalty payments due to Peerless. The impact was to nearly eliminate the Company’s provision for income taxes in the three months ended October 31, 2004.

      The provision for income taxes in the three and nine months ended October 31, 2004 and the three and nine months ended October 31, 2003 consisted primarily of foreign income taxes paid. In the three and nine months ended October 31, 2003, the Company benefited by approximately $245,000 and $735,000, respectively, for the elimination of certain income tax matters and related liabilities. At October 31, 2004 and January 31, 2004, the Company had no remaining liabilities related to these matters.

      The Company has provided a full valuation allowance on its net deferred tax assets because of the uncertainty with respect to its ability to generate future taxable income to realize its deferred tax assets.

7.	Netreon Sale:

      On February 20, 2003, the Company announced the sale of its remaining interest in Netreon. As a result of the sale, the Company recorded in other income a gain of $971,000, net of expenses, associated with this transaction in the nine months ended October 31, 2003.

8.	Sublease Termination:

      On February 28, 2003, a sublesee terminated a sublease that involved approximately 9,000 square feet of the Company’s El Segundo, California headquarters. As a result of the termination, the Company received $639,000 in cash and a forfeited deposit, which is included in other income in the nine months ended October 31, 2003. In addition, the Company received $299,000 in net fixed assets returned to the Company, which was classified as a reduction to operating expenses, the same classification used in a prior period when a loss was recognized for the disposal of these same assets. The assets were recorded at fair market value.

9.	Purchase of Perpetual License:

      On August 26, 2003, the Company’s Board of Directors approved the conversion of a royalty bearing perpetual license to a fully paid up perpetual license to use certain third party color technology that is being incorporated into the Company’s high performance color architecture and products. The licensed technology is presently being applied in several of the Company’s research and development projects and will be incorporated into the Company’s new products. The total cost of $1.1 million for this license has been capitalized and is being amortized into research and development expenses over a two-year period during its use on such projects and products. Accumulated amortization from the acquired prepaid licenses totaled $550,000 at October 31, 2004.

PEERLESS SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Commitments:

      The Company has commitments under purchase orders for the production of its Everest controller from Cal Quality Electronics, Inc. As of October 31, 2004, the outstanding amount on these purchase orders was $535,000.

11.	Credit Facility:

      On October 27, 2004, the Company entered into a credit facility with Silicon Valley Bank. The facility allows the Company to borrow up to a maximum of $4.0 million against qualified accounts receivable. Any borrowings against this facility would be made at prime plus 2.75% and are repaid with the collection of the individual receivable financed. The Company is required to maintain a quarterly tangible net worth in excess of $2.5 million. The Company issued 30,535 warrants with an exercise price of $1.31 to the bank in connection with this facility. The warrants expire on October 27, 2009. The cost of the facility, including the fair value of warrants issued of $23,900, was $68,600, which has been capitalized and will be amortized over the term of the agreement, which is one year.

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

      Revenue received for block licenses is recognized in accordance with Statement of Position 97-2, which requires that revenue be recognized after acceptance by the OEM and if fees are fixed or determinable and the collection of fees is probable. For block licenses that have a significant portion of the payments due within twelve months, revenue is recognized at the time the block license becomes effective. When more than 10% of the payments of fees extend beyond a twelve-month period, they are recognized as revenues when they are due for payment.

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

      Subsequent to October 31, 2004, the Company began shipping its Peerless Sierra Technologies Everest controllers to distributors of Konica Minolta Corporation MFPs for evaluation. As of December 14, 2004, the Company had shipped units for evaluation to 28 dealers.

      In addition, the Company is continuing to explore opportunities to enhance the value of the Company, including new market opportunities, mergers, acquisitions, spin-offs, and/or the sale of all or a portion of the Company’s assets.

Liquidity and Capital Resources

      Compared to January 31, 2004, total assets at October 31, 2004 decreased 43% to $11.0 million and stockholders’ equity decreased 55% to $5.3 million, primarily the result of the net loss during the nine months ended October 31, 2004. The Company’s cash and investment portfolio at October 31, 2004 was $4.4 million, down from $9.4 million as of January 31, 2004, and the ratio of current assets to current liabilities was 1.6:1, which is lower than the 2.3:1 ratio as of January 31, 2004. The decrease was primarily the result of the operating losses incurred during the nine months ended October 31, 2004. The Company’s operations used $4.8 million in cash during the nine months ended October 31, 2004, compared to $6.8 million in cash used by operations during the nines months ended October 31, 2003.

      During the nine months ended October 31, 2004, $1.4 million in cash was provided by the Company’s investing activities. It is the Company’s policy to invest the majority of its unused cash in low risk government and commercial debt securities. The Company has not historically purchased, nor does it expect to purchase in the future, derivative instruments or enter into hedging transactions. During both the nine months ended October 31, 2004 and 2003, the Company invested $0.2 million in property, equipment and leasehold improvements.

      At October 31, 2004, the Company’s principal source of liquidity, cash, cash equivalents and investments, was $4.4 million, a decrease of $5.0 million from January 31, 2004, compared to a decrease of $5.6 million in the comparable period in fiscal year 2004.

      At the end of the third quarter the Company entered into a new credit facility with Silicon Valley Bank. The facility allows the Company to borrow up to a maximum of $4.0 million against qualified accounts receivable. Any borrowings against this facility would be made at prime plus 2.75% and are repaid with the collection of the individual receivable financed. The Company is required to maintain a quarterly tangible net worth in excess of $2.5 million. The Company issued 30,535 warrants with an exercise price of $1.31 to the bank in connection with this facility. The warrants expire on October 27, 2009. The cost of the facility, including the fair value of warrants issued of $23,900, was $68,600, which has been capitalized and will be amortized over the term of the agreement, which is one year.

      The Company has commitments under purchase orders for the production of its Everest controller from Cal Quality Electronics, Inc. As of October 31, 2004, the outstanding amount on these purchase orders was $535,000.

      During the quarter ended July 31, 2004, the Company, nearing the completion of its current Peerless Sierra Technologies development efforts, reduced its staffing level through a reduction-in-force. As a result of this action, the Company incurred a liability for severance payments of approximately $263,000. As of October 31, 2004, approximately $18,000 remained unpaid.

      The Company believes that the net cash provided by operating activities, supplemented as necessary with borrowings available under its existing credit facility and existing cash and equivalents, will provide the Company with sufficient resources to meet working capital requirements and other cash needs over the next year. If the Company does not generate anticipated cash flow from sales, or if expenditures are greater than expected, the Company most likely will reduce discretionary spending, which would require the Company to delay, scale back or eliminate some or all of its development efforts, any of which could have a material adverse effect on the Company’s business, results of operations and prospects. Further, if the Company continues to experience negative cash flows, as is anticipated, and is unable to increase revenues or cut costs so that revenues generated from operating activities are sufficient to meet the Company’s obligations, the Company will exhaust its current capital resources, and will be required to obtain additional capital from other sources. Such sources might include issuance of debt or equity securities, bank financing or other means that might be available to the Company to increase its working capital. Under such circumstances, there is substantial doubt as to whether the Company would be able to obtain additional capital on commercially acceptable terms or at all. The inability to obtain such resources on commercially acceptable terms would have a material adverse effect on the Company, its operations, liquidity and financial condition, its prospects and the scope of strategic alternatives and initiatives available to the Company.

Results of Operations

Comparison of Quarters Ended October 31, 2004 and 2003

	Percentage of
	Total Revenues		Percentage
	Three Months		Change
	Ended		Three Months
	October 31,		Ended
			October 31,
	2004	2003	2004 vs. 2003

Statements of Operations Data:
Revenues:
Product licensing	92%	77%	3%
Engineering services and maintenance	7	14	(55)
Other	1	9	(86)

Total revenues	100	100	(13)

Cost of revenues:
Product licensing	29	31	(17)
Engineering services and maintenance	12	13	(19)
Other	1	4	(83)

Total cost of revenues	42	48	(23)

Gross margin	58	52	(4)

Operating expenses:
Research and development	53	56	(19)
Sales and marketing	13	20	(44)
General and administrative	18	22	(26)

Total operating expenses	84	98	(26)

Loss from operations	(26)	(46)	(50)
Interest income, net	—	—	(29)

Loss before income taxes	(26)	(46)	(50)

Provision for income taxes	1	(2)	(131)

Net loss	(27)%	(44)%	(47)%

Net Loss

      The Company’s net loss in the three months ended October 31, 2004 was $(1.3) million, or $(0.08) per share, compared to a net loss of $(2.5) million, or $(0.16) per share, in the comparable three month period ended October 31, 2003.

Revenues

      Consolidated revenues in the three months ended October 31, 2004 were $5.0 million, compared to $5.8 million in the comparable three month period ended October 31, 2003. ASIC sales were $75,000 in the three months ended October 31, 2004, compared to $522,000 in the comparable three month period ended October 31, 2003. The decline in revenues was due primarily to a delay in a shipment from the Company’s manufacturer to its distributor, delaying the recognition of $0.5 million in revenues until the fourth quarter.

Cost of Revenues

      Total cost of revenues in the three months ended October 31, 2004 was $2.1 million, compared to $2.8 million in the comparable three month period ended October 31, 2003. Product licensing costs were 17% lower in the current fiscal year period than in the comparable prior year period, due to a lower proportion of third-party technology included in certain of the Company’s licensing revenues. In addition, lower levels of revenues in engineering services and maintenance and ASICs sales resulted in decreased cost of revenues.

Gross Margin

      The Company’s gross margin in the three months ended October 31, 2004 was 58%, compared to 52% in the comparable three month period ended October 31, 2003. The increase was due primarily to the lower level of product licensing costs for third party technology associated with certain of the Company’s licensing revenues.

Operating Expenses

      Total operating expenses during the three months ended October 31, 2004 were $4.2 million, compared to $5.7 million in the comparable three month period ended October 31, 2003.

•	Research and development expenses decreased 19% to $2.6 million in the third quarter of fiscal year 2005 from $3.2 million in the comparable quarter in fiscal year 2004. The decrease was due to management cost controls and the reduced level of effort associated with the development of Peerless Sierra Technologies. The Company believes such expenses will decrease in future periods, as the development of Peerless Sierra Technologies nears completion.

•	Sales and marketing expenses decreased 44% to $0.7 million in the third quarter of fiscal year 2005 from $1.2 million in the comparable quarter of fiscal year 2004. The decrease was the result of a reduction in staffing levels. The Company continued to focus on the launch of Peerless Sierra Technologies and on developing new OEM customers, attending industry trade shows, and evaluating other opportunities to promote the Company’s core and new imaging and network solutions. The Company believes such expenses will remain relatively flat in future periods.

•	General and administrative expenses decreased 26% to $0.9 million in the second quarter of fiscal year 2005 from $1.3 million in the comparable quarter in fiscal year 2004. The decrease is primarily related to reduced staffing levels and legal expenses. The Company believes such expenses will remain relatively flat in future periods.

Income Taxes

      On July 1, 2004, a new tax treaty between Japan and the United States became effective, resulting in the elimination of Peerless’ Japanese customers’ requirements to withhold taxes on royalty payments to the Company. Provision for income taxes was $31,000 in the three months ended October 31, 2004, compared to a benefit for income taxes of $100,000 in the three months ended October 31, 2003. In the three months ended October 31, 2003, the tax benefit was the result of foreign income taxes paid, offset by the release of certain long-term tax liabilities.

      The Company has provided a full valuation allowance on its net deferred tax assets because of the uncertainty with respect to its ability to generate future taxable income to realize its deferred tax assets.

Comparison of Nine Months Ended October 31, 2004 and 2003

	Percentage of
	Total
	Revenues		Percentage
	Nine Months		Change
	Ended		Nine Months
	October 31,		Ended
			October 31,
	2004	2003	2004 vs. 2003

Statements of Operations Data:
Revenues:
Product licensing	77%	76%	(15)%
Engineering services and maintenance	12	14	(27)
Other	11	10	(11)

Total revenues	100	100	(16)

Cost of revenues:
Product licensing	21	31	(42)
Engineering services and maintenance	17	13	10
Other	4	4	(18)

Total cost of revenues	42	48	(26)

Gross margin	58	52	(7)

Operating expenses:
Research and development	61	49	5
Sales and marketing	20	20	(18)
General and administrative	23	20	(5)

Total operating expenses	104	89	(3)

Loss from operations	(46)	(37)	3

Interest income, net	—	—	(64)
Other income	—	9	*

Total other income	—	9	(98)

Loss before income taxes	(46)	(28)	35

Provision for income taxes	1	3	(70)

Net loss	(47)%	(31)%	26%

*	Percentage change calculations not meaningful.

Net Loss

      The Company’s net loss in the nine months ended October 31, 2004 was $(6.9) million, or $(0.44) per share, compared to a net loss of $(5.5) million, or $(0.35) per share, in the comparable nine month period ended October 31, 2003.

Revenues

      Consolidated revenues in the nine months ended October 31, 2004 were $14.8 million, compared to $17.6 million in the comparable nine month period ended October 31, 2003. The decrease was due to lower product licensing, engineering services and maintenance revenues, and ASICs revenues.

Cost of Revenues

      Total cost of revenues in the nine months ended October 31, 2004 was $6.2 million, compared to $8.4 million in the comparable nine month period ended October 31, 2003. Product licensing costs were $3.1 million in the first nine months of the current fiscal year, compared to $5.4 million in the first nine months of the last fiscal year; this decrease was the primary reason for the lower level of cost of revenues. The decrease in product licensing costs was due to lower levels of product licensing revenues, and proportionately lower levels of third-party technology in certain of the Company’s product licensing revenues of the current fiscal year as compared to the prior fiscal year.

Gross Margin

      The Company’s gross margin in the nine months ended October 31, 2004 was 58%, compared to 52% in the comparable nine month period ended October 31, 2003. The improvement in the gross margin was primarily the result of lower product licensing costs, as discussed above.

Operating Expenses

      Total operating expenses in the nine months ended October 31, 2004 were $15.4 million, compared to $15.8 million in the comparable nine month period ended October 31, 2003.

•	Research and development expenses increased 5% to $9.0 million in the first nine months of fiscal year 2005 from $8.6 million in the comparable period in fiscal year 2004. The increase was primarily the result of higher staffing and consulting costs associated with the continued development of the Company’s Peerless Sierra Technologies. The majority of the increase occurred in the first quarter of this fiscal year; research and development expenses increased only 4% in the second quarter, and, as previously discussed, decreased 19% in the third quarter of fiscal year 2005 as compared to the second and third quarters of fiscal year 2004, reflecting cost reductions as the Company neared the completion of the development of its Peerless Sierra Technologies.

•	Sales and marketing expenses decreased 18% to $2.9 million for the first nine months of fiscal year 2005, as compared to $3.6 million in the first nine months of fiscal year 2004. The decrease was due to a reduction in staffing levels. The Company continued to focus on the future launch of Peerless Sierra Technologies and on developing new OEM customers, attending industry trade shows, and evaluating other opportunities to promote the Company’s core and new imaging and network solutions.

•	General and administrative expenses decreased 5% to $3.4 million in the first nine months of fiscal year 2005 from $3.6 million in the comparable period in fiscal year 2004. Costs in the first nine months of fiscal year 2004 were lower due largely to the receipt of a $0.2 million insurance refund for costs associated with completed legal proceedings.

Other Income and Expenses

      Other income in the nine months ended October 31, 2003 included a gain of $1.0 million, net of expenses, associated with the Company’s sale of its remaining interest in Netreon, Inc., which was announced on February 20, 2003. In the same period, the Company recorded a gain of $0.6 million associated with the termination of a sublease of a portion of its leased office space in its headquarters in El Segundo, California, and recorded a $121,000 loss for a correction to fiscal year 2002 reported accrued interest.

Income Taxes

      The provision for income taxes for the nine months ended October 31, 2004 was $150,000, compared to $492,000 for the nine months ended October 31, 2003. The decrease was primarily the result of the new tax treaty between Japan and the United States, as discussed above, and lower levels of licensing revenues in the first quarter of fiscal year 2005. This was partially offset by the release of certain long-term tax liabilities in the first quarter of fiscal year 2004.

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

If the Company is unable to achieve its expected level of sales of Peerless Sierra Technologies on a timely basis, the Company’s future revenue and operating results may be harmed.

      The Company’s future operating results will depend to a significant extent on the Company’s success on its new Peerless Sierra Technologies. The Company has spent a significant amount of time and capital developing its new Peerless Sierra Technologies. Any significant problems associated with the launch of channel sales or a delay in licensing its Sierra Technologies in the future could harm the Company’s financial results.

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

      The Company’s cash and short-term investment portfolio was $4.4 million and the current ratio of current assets to current liabilities was 1.6:1 at October 31, 2004. For the nine months ended October 31, 2004, Peerless’ operations used $4.8 million in cash.

      The Company’s principal source of liquidity is its cash and cash equivalents and investments, which, as of October 31, 2004 were approximately $4.4 million in the aggregate. If Peerless does not generate anticipated cash flow from licensing and services, or if expenditures are greater than expected, Peerless most likely will reduce further discretionary spending, which could require a delay, scaling back or elimination of some or all of the Company’s development efforts, any of which could have a material adverse effect on the Company’s business, results of operations and prospects. Furthermore, if Peerless experiences negative cash flows greater than anticipated, and Peerless is unable to increase revenues or cut costs so that revenues generated from operating activities are sufficient to meet the Company’s obligations, Peerless will be required to obtain additional capital from other sources. Such sources might include issuances of debt or equity securities, bank financing or other means that might be available to increase the Company’s working capital. Under such circumstances, there is substantial doubt as to whether Peerless would be able to obtain additional capital on commercially acceptable terms or at all. The inability to obtain such resources on commercially acceptable terms could have a material adverse effect on the Company’s operations, liquidity and financial condition, the Company’s prospects and the scope of strategic alternatives and initiatives available to the Company. Peerless recently established a credit facility with its bank that allows for borrowing against outstanding receivables. The credit facility generally only provides coverage for short-term working capital needs and the Company may require additional long-term capital to finance working capital requirements.

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

      Peerless was unprofitable in the first three fiscal quarters of fiscal year 2005. There is no assurance that the Company will be profitable at any time in the future.

      Future losses will deplete the Company’s capital resources. The factors noted in this section, “Certain Factors and Trends Affecting Peerless and Its Business,” have had and may continue to have a material adverse effect on the Company’s future revenues and/or results of operations.

The future demand for the Company’s current products is uncertain.

      Peerless’ monochrome technology and products have been in the marketplace for an average of 27 months as of October 31, 2004. This is an 8% decrease from the average of 25 months that the Company’s products had been in the marketplace as of October 31, 2003. Although Peerless continues to license the Company’s current technology and products to certain OEMs, there can be no assurance that the OEMs will continue to need or utilize the current technology and products the Company offers.

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

      During the third quarter of fiscal year 2005, four customers, Konica Minolta Corporation, Kyocera Mita Corporation, Novell Inc., and Seiko Epson Corporation, each generated greater than 10% of the Company’s revenues and collectively contributed 83% of such revenues. Block license revenues for the same time period totaled $3.2 million, or 63% of the Company’s revenues. During the third quarter of fiscal year 2004, four customers, Oki Data Corporation, Konica Minolta Corporation, Seiko Epson Corporation, and Novell Inc., each generated greater than 10% of the Company’s revenues, and collectively contributed 77% of such revenues. Block license revenues during the same period were $3.4 million, or 59% of the Company’s revenues.

Peerless relies on relationships with Adobe Systems Incorporated and Novell Inc., and any adverse change in those relationships will harm the Company’s business.

      The Company has licensing agreements with Adobe Systems Incorporated and Novell Inc. to bundle and sublicense their licensed products with the Company’s licensed software. These relationships accounted for $3.5 million in revenues and an associated $1.4 million in cost of revenues during the third quarter of fiscal year 2005. Should the Company’s agreements with any of these vendors be terminated or canceled, there is no assurance that the Company could replace the affected source of revenue in a timely manner, if at all. Such an event would have a material adverse effect on the Company’s operating results.

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

      Peerless has negotiated with Canon Inc. regarding the PostScript sublicense agreement between Peerless and Canon executed as of April 1, 2001. The sublicense did not include several terms required to be included in all OEM sublicenses by Peerless’ license with Adobe. Although Adobe has indicated to Peerless that it has no current intention to pursue claims for alleged breach of the Adobe Peerless PostScript Sublicensing Agreement, Adobe has not agreed to waive the requirement that the missing terms be included in the Canon sublicense. To date, Peerless has been unable to amend the Canon sublicense in a manner acceptable to both Canon and Adobe. Furthermore, there is no assurance that Peerless will be able to resolve the issues in manner acceptable to both Adobe and Canon. Thus, Adobe may exercise its right to terminate its license agreement with Peerless and take other legal action against Peerless, if it so chooses. Termination of the Adobe agreement would have a material adverse effect on Peerless’ future operating results. Approximately 60% of Peerless’ revenue for the nine months ended October 31, 2004 and approximately 57% of Peerless’ revenue for the nine months ended October 31, 2003 were derived from its licensing arrangement with Adobe Systems Incorporated. See “Peerless relies on relationships with Adobe Systems Incorporated and Novell Inc., and any adverse change in those relationships will harm the Company’s business.”

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

      The Company’s net trade accounts receivable was $1.7 million as of October 31, 2004, a decrease from $6.1 million as of January 31, 2004. The decrease is primarily due to the lower level of revenues in the third quarter of fiscal year 2005 as compared to the fourth quarter of fiscal year 2004, and to the timing of collections of the amounts due from those contracts. Although Peerless believes that the Company’s reserves for accounts receivable are adequate for the remainder of fiscal year 2005, there can be no assurance this is the case. If the Company’s reserves for accounts receivable are inadequate, it could have a material adverse effect on the Company’s results of operations.

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

      The Company holds patents issued in the United States, France, Germany, Great Britain, Japan, Taiwan and Hong Kong. The issued patents relate to techniques developed by the Company for generating output for continuous synchronous raster output devices, such as laser printers, compressing data for use with output devices, filtering techniques for use with output devices and communicating with peripheral devices over a network.

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

      The Company’s common stock has experienced price volatility. In the 60-day period ending December 8, 2004, the closing price of the Company’s common stock ranged from $1.19 per share to $1.57 per share. During the same period, daily volume for the Company’s common stock has ranged from 1,100 shares traded to 392,700 shares traded. Such price and volume volatility may occur in the future. Factors that could affect the trading price and volume of the Company’s common stock include:

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

      On July 30, 2004, the Company announced that its common stock had been transferred from the Nasdaq National Market to the Nasdaq SmallCap Market. There can be no assurance, however, that the Company will be able to maintain compliance with the continued listing standards of the Nasdaq SmallCap Market. For example, if the minimum bid price of the Company’s common stock falls below $1.00, and remains below $1.00 for thirty consecutive business days, the Company will not be in compliance with the Nasdaq SmallCap Market minimum bid requirements under Marketplace Rule 4310(c)(4).

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

      On October 27, 2004, the Company entered into a new credit facility with Silicon Valley Bank. The facility will allow the Company to borrow up to a maximum of $4.0 million against qualified accounts receivable. Any borrowings against this facility would be made at prime plus 2.75% and are repaid with the collection of the individual receivable financed. The Company is required to maintain a quarterly tangible net worth in excess of $2.5 million. The cost of the facility was $68,600, which has been capitalized and will be amortized over the term of the agreement, which is one year. The Company issued 30,535 warrants to the bank with an exercise price of $1.31 in connection with this facility. The warrants expire on October 27, 2009.

      Effective October 15, 2004, the Company entered into Amendment No. 17 to the Postscript Software Development License and Supplement Agreement with Adobe Systems Incorporated. The amendment gives to the Company permission to develop and distribute Adobe software under Peerless’ own brands and amends testing and certification processes for Peerless-branded licensed systems.

      On October 1, 2004, the Company entered into an amendment to its lease agreement with BIT Holdings Forty-Eight, Inc., its landlord for the Company’s office space in Kent, Washington. The amendment extends the lease on the facility through May 31, 2010 and includes a monthly rent schedule through this date.

Item 6 —	Exhibits.

      (a) Exhibits:

10.83	Amendment to Lease between BIT Holdings Forty-Eight, Inc. and Peerless Systems Imaging Products, Inc. as of October 1, 2004.
10.84	Amendment No. 17 to the Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, Effective as of 15 October, 2004.
10.85	Silicon Valley Bank Loan and Security Agreement between Silicon Valley Bank and Peerless Systems Corporation dated October 27, 2004.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K:

      None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

PEERLESS SYSTEMS CORPORATION

By:	/s/ HOWARD J. NELLOR

Howard J. Nellor
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 15, 2004

By:	/s/ WILLIAM R. NEIL

William R. Neil
Vice President of Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: December 15, 2004