Form 10-K
period 2005-01-31
PEERLESS SYSTEMS CORP
filed 2005-05-02
CIK 897893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2005

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
Common Stock, $.001 Par Value Per Share
(Title of Class)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐          No ☑
      The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq SmallCap Market on July 31, 2004 was approximately $15,994,533.
      The number of shares of Common Stock outstanding as of April 26, 2005 was 16,387,584.
DOCUMENTS INCORPORATED BY REFERENCE
      Certain parts of the Peerless Systems Corporation Proxy Statement relating to the annual meeting of stockholders to be held on or around June 30, 2005 (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
      These forward-looking statements are just projections and estimations based upon the information available to the Company at this time. Thus they involve known and unknown factors and trends affecting Peerless and its business such that actual results could differ materially from those projected in the forward-looking statements made in this Annual Report on Form 10-K. Risks and uncertainties include, but are not limited to: (a) if Kyocera Mita Corporation and the Company do not enter into definitive agreements in support or replacement of the Memorandum of Understanding (MOU) between the companies, it may harm the Company’s financial results; (b) under new regulations required by the Sarbanes-Oxley Act of 2002, an adverse opinion on internal controls over financial reporting could be issued by our independent registered public accounting firm, and this could have a negative impact on our stock price; (c) recent and proposed regulations related to equity incentives could adversely affect our ability to attract and retain key personnel; (d) the impact of Microsoft’s “Longhorn” operating system could have an adverse impact on the Company’s future licensing revenues; (e) the Company’s near term revenue may drop as a result of the timing of licensing revenues and the reduced demand for its existing monochrome technologies; (f) if the Company is unable to achieve its expected level of sales of Peerless Sierra Technologies, the Company’s future revenue and operating results may be harmed; (g) if the marketplace does not accept Peerless’ new Peerless Sierra Technologies, the Company’s future revenue and operating results may be harmed; (h) the Company’s forecasts for its Everest controller may not be realized, and losses for the disposition of excess inventories may result; (i) the Company’s existing capital resources may not be sufficient and if Peerless is unable to raise additional capital, the Company’s business may suffer; (j) Peerless has a history of losses; (k) the future demand for the Company’s current products is uncertain; (l) Peerless relies on relationships with certain customers and any adverse change in those relationships will harm the Company’s business; (m) Peerless relies on relationships with Adobe Systems Incorporated and Novell Inc., and any adverse change in those relationships will harm the Company’s business; (n) the Company, as a sublicensor of third party intellectual property, is subject to audits of the Company’s licensing fee costs; and (o) the Company has negotiated with Adobe Systems Incorporated and Canon Inc. to remedy a contract dispute, which, if not remedied, could result in the loss of the Adobe agreement and harm to the Company’s business. Those factors and trends affecting Peerless and its business include those set forth in pages 16 through 25 of this Annual Report on Form 10-K.
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

PEERLESS SYSTEMS CORPORATION
ANNUAL REPORT ON FORM 10-K
For the Year Ended January 31, 2005

TRADEMARKS
      Peerless®, Memory Reduction Technology® (MRT), PeerlessPowered®, PeerlessPrint®, AccelePrint®, SyntheSys®, QuickPrint®, PerfecTone® and VersaPage® are registered trademarks of Peerless Systems Corporation. Everesttm is a trademark of Peerless Systems Corporation and is the subject of an application pending for registration with the United States Patent and Trademark Office. PeerlessPagetm, ImageWorkstm, PeerlessDrivertm, PeerlessColortm, PeerlessTrappingtm, and WebWorkstm are trademarks of Peerless Systems Corporation. Peerless Systems, P logo, and Peerless logo are trademarks and service marks of Peerless Systems Corporation registered in Japan. Peerless is a trademark of Peerless Systems Corporation that is registered in Australia, France, Hong Kong, Spain, Taiwan, and the United Kingdom, and is the subject of applications for registration pending in China, the European Union, Italy, and Korea. PeerlessPrint is a trademark of Peerless Systems Corporation that is the subject of an application for registration pending in Japan. PeerlessPrint (in Katakana) is a trademark of Peerless Systems Corporation that is the subject of an application for registration pending in Japan. Everest is a trademark of Peerless Systems Corporation that is registered in Korea and is the subject of an application for registration pending in the People’s Republic of China, Japan, and the European Union.

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
      The Company has developed and continues to develop controller products and applications for sale to OEMs and distribution channels. Digital document products include monochrome (black and white) and color printers, copiers, fax machines and scanners, as well as multifunction products (“MFPs”) that perform a combination of these imaging functions. In order to process digital text and graphics, digital document products rely on a core set of imaging software and supporting electronics, collectively known as a digital imaging system. Network interfaces supply the core technologies to digital document products that enable them to communicate over local and wide area networks and the Internet. The Peerless family of products and engineering services provide fully integrated advanced and proprietary imaging and networking technologies that enable the Company’s OEM customers and third party developers for OEMs to develop stand-alone and networked digital printers, copiers, and MFPs quickly and cost effectively. The Company markets its solutions directly to OEM customers including Canon, KonicaMinolta, Kyocera Mita, Lenovo (formerly Legend), Oki Data, Panasonic, Ricoh, and Seiko Epson. The Company has expanded its solution offerings by incorporating related imaging and networking technologies developed internally or licensed from third parties. The Company has developed more diverse distribution channels for its products and expanded its target markets to distributors, value added resellers, system integrators, OEM sales operations, and geographically to the People’s Republic of China.
      The Company’s traditional embedded development focus has historically been to offer high performing systems at a lower cost compared to competitive offerings. Peerless controllers achieve their performance objectives by interpreting printer description languages such as Adobe PostScript3, PeerlessPrint®5C or PeerlessPrint®5E, PeerlessPrint®6, and PeerlessPrint®7 while simultaneously executing raster image processing commands on Peerless’ proprietary co-processor. Lower component costs result from reducing the amount of random access memory (“RAM”) required to process raster images through the use of Peerless’ proprietary application specific integrated circuit (“ASIC”) compression technology. Integrating network components further reduces the cost of Peerless’ solutions and software typically supplied by third party technology vendors in separately mounted network interface cards. Peerless software has a modular architecture allowing for fast replacement of the key components required to support new printer and copier engine interfaces. This architecture helps OEMs meet the fast time to market requirements in today’s hardcopy imaging business. These three core areas of higher performance, lower cost, and fast time to market describe the competitive advantages of Peerless technologies in the printer controller markets.
      In addition to its core monochrome technologies, Peerless has recently developed and commercialized a high performance color imaging and printing technology and new open architecture named “Peerless Sierra Technologies.” Peerless believes that based on the Peerless Sierra Technologies architecture, it can address key growth areas in the imaging market including: increased demand for color imaging, the emergence of MFPs, and continued demand for faster low cost monochrome printing solutions. The Peerless Sierra Technologies line of products can produce high resolution color quality imaging on an architecture that can print full continuous tone (“contone”) color at speeds ranging from 20 pages per minute up to 100 pages per minute (or more). Peerless Sierra Technologies can achieve monochrome printing speeds well in excess of 150 pages per minute. The Company’s commercial launch of its Everest controllers based on this technology took place in the fourth quarter of fiscal year 2005. Shipments of the controllers are being made to select product dealers. Peerless believes that its new Peerless Sierra Technologies will contribute an increasing percentage of the Company’s overall revenue in the future.

      In June 1999, Peerless acquired Auco, Inc., which became a wholly-owned subsidiary of the Company and was re-named Netreon, Inc. (“Netreon”). While retaining the networking technology related to imaging obtained from the acquisition, on January 29, 2002, Peerless divested itself of Netreon and the network storage components. The Company continued to hold a minority interest in the newly independent storage management software company arising from the divestiture through the fiscal year ended January 31, 2003. All interest in Netreon was sold for $1 million on February 2, 2003, just after the close of fiscal year 2003.
      In December 1999, the Company acquired HDE, Inc. (“HDE”), a developer of digital imaging and Internet printing products. After the acquisition, HDE’s name was changed to Peerless Systems Imaging Products, Inc. (“PSIP”) and PSIP became a wholly-owned subsidiary of Peerless. This acquisition expanded Peerless’ presence in the digital imaging and Internet printing solutions markets, and added new customers to the Company’s portfolio. In conjunction with PSIP’s strategic relationship with Adobe Systems Incorporated, Peerless now ranks among the leading embedded Adobe PostScript suppliers to the imaging market. PSIP has engaged in the development of Internet printing solutions, such as enabling users to print without the need to load printer drivers on their computing device. PSIP also supports the development of imaging technologies as applied to advanced architectures, fax, imaging enhancement, and workflow control.
      Peerless was incorporated in California in 1982 and reincorporated in Delaware in September 1996. Peerless makes its periodic and current reports and amendments to such reports available, free of charge, on its website (www.peerless.com) as soon as reasonably practicable after such filing is electronically filed with, or furnished to the Securities and Exchange Commission.
Digital Document Products — Industry Background
      The Company believes today’s office and home/office environment is increasingly dependent on a variety of electronic imaging products such as printers, copiers, fax machines, scanners, and MFP devices. Historically, most electronic imaging products in the office environment have been stand-alone, monochrome machines, which were dedicated to a single print, copy, fax or scan function. However, with the proliferation of personal computers, desktop publishing software, network computing, and high resolution color graphics, documents are increasingly being created, stored and transmitted digitally, thereby increasing the need for digital document reproduction and printing.
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
      To date, the majority of embedded imaging systems have been developed and produced internally by digital document product manufacturers such as Hewlett-Packard, Xerox, and Canon, whereas attached and stand-alone imaging controllers have, for the most part, been developed by third party suppliers. Based primarily on International Data Corporation (“IDC”) projections, the Company estimates that the total worldwide digital document hardware market (defined as worldwide color and monochrome laser printers, MFPs, single function digital copiers, and wide format printers) will be approximately $44 billion in 2005. The Company also estimates that its core color and monochrome printer and MFP market (defined as monochrome laser devices 14 pages per minute and faster and color laser devices 10 pages per minute and faster) includes some of the fastest growing segments for its controller and licensing products. IDC projects that the worldwide color above 10 pages per minute and monochrome above 14 pages per minute printers and MFPs will be $33 billion in 2005 and grow at a compound annual growth rate of 5% from 2004 to 2008. IDC forecasts that unit shipments of worldwide monochrome laser MFP devices 14 pages per minute and faster will grow at a compound annual rate of 13% from 2004-2008, and that unit shipments of worldwide color laser MFP devices 10 pages per minute and faster will grow at a compound annual growth rate of nearly 20%

from 2004 to 2008. The market value for the latter segment will grow at a compound annual growth rate of greater than 11% during that period, to approximately $10 billion by 2008. The Company is targeting this segment with its new products.
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
      Demand for higher performance at lower prices. Like other high technology markets, the digital document products market is under constant pressure to offer higher performance products and higher quality solutions at prices that are equivalent to or lower than previous levels. Digital imaging companies are employing a variety of software and hardware technologies in order to process greater volumes of data in cost effective ways. As end users demand higher levels of print performance and quality, digital imaging systems must increase in sophistication without becoming prohibitively expensive. The Company’s high performance color technologies and the Company’s approach to low cost application of these technologies address this market need.
      Demand for color imaging. Market research indicates that the desire for cost effective color printing in the office is increasing and end users are demanding color printing at monochrome speeds and prices. Digital document product manufacturers are addressing the performance issue with more sophisticated imaging devices that are capable of printing multiple colors concurrently (commonly called “tandem” print engines), which in turn require more sophisticated digital imaging systems to supply them with print data. An entire new market is emerging for products that offer “convenience” color printing in the office and Enterprise. These products are designed to replace their monochrome equivalents at competitive price points with affordable total cost-of-ownership. The Company believes its new Peerless Sierra Technologies is ideally suited to help Peerless’ OEMs and channel partners bridge the gap between monochrome and color digital imaging.
      Emergence of multifunction products. The advent of MFPs has eroded the boundaries between the previously distinct printer, copier, fax and scanner market sectors. MFPs offer several functions, (i.e., copying, printing, emailing, scanning, and faxing) in one product. MFPs range from small home products to large high-speed office devices. Most of the largest vendors in the printer, copier and fax markets have now introduced MFPs, which has required each vendor to broaden its imaging expertise. At the same time, the need for concurrent processing of multiple digital document product functions has created the need for real-time, multitasking operating system support. Peerless Sierra Technologies was designed to address the complex requirements of driving and managing these richly featured MFP devices.
      Increased role of networking. Within the office environment, digital document products are increasingly being deployed in a networked configuration. Because multiple local area network protocols and network operating systems are deployed in the corporate network environment, networked digital document products must support a broad array of networking technologies in order to maximize accessibility by various user groups. The network environment is also changing rapidly and becoming increasingly complex, with a growing requirement for remote network management that extends across local area networks, wide area networks, the Enterprise information technology (“IT”) environment and the Internet. A key indicator of the growing network management requirements is the increase in the deployment of directory based management systems that consolidate information about all network resources and users in a centrally managed directory such as Microsoft Active Directory or Novell Directory Services. The Company’s core networking technology, the Peerless Software Print Server (“SPS”) has been completely integrated into its family of controller products and is also available to its customers as a stand-alone software development kit (“SDK”). The SPS SDK is often considered one of the most complete networking solutions in the imaging industry.
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
      Over the past year, Peerless has developed new high performance color printing and MFP technologies under the umbrella of its Peerless Sierra Technologies architecture. These new technologies enable the Company to provide products and offerings in previously unreachable markets within the Enterprise, such as the convenience color market for the walk-up end user.
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

      Systems architecture. The Company has extended its core systems architecture to include new features and functions, such as support for its new PCL-XL 3.0 emulation, PeerlessPrint®, and the latest version of Adobe PostScript 3, a fast tandem print engine interface, and advanced networking. Additional architectural improvements occurred during the development of Peerless Sierra Technologies. This new architecture takes advantage of modern hardware and software design methodologies that have allowed the Company to establish a modular approach to its architecture and support such functions as job management, color management, networking, scanning and faxing. This modular approach has enabled the Company to have standardized interfaces for its family of products and further allows for its imaging solutions to be ported to a variety of platforms, printer languages and applications. One significant advantage of this system’s modularity is that the standardized PeerlessPage interface provides the ability to support multiple printer languages. The PeerlessPage object-based imaging modules are both platform and device-independent, and are able to accommodate a variety of print engines and controller architectures. An important example of this system’s portability is the fact that prototype versions of Peerless Sierra Technologies were designed to run on top of the VxWorks operating system while current product quality versions are designed to run on top of the Linux operating system. The Peerless Sierra Technologies architecture is capable of supporting very high resolution monochrome and color digital documents and products.
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
      Technology partners. The Company has established relationships that permit it to offer its customers complementary technologies developed by various technology partners, including Adobe and Novell. Adobe has been a development partner with Peerless since 1992 and the relationship has grown with each new application of Peerless and Adobe technologies. In 1999, Adobe and Peerless entered into a PostScript Software Development License and Sublicense Agreement that expanded the application and integration of the respective technologies. The Company’s relationship with Adobe permits the Company to offer a convenient and optimized Adobe PostScript-enabled solution, as well as directly sublicense PostScript to its OEM customers. Peerless has also invested in the development of PSIP’s VersaPage API technology which is designed to better enable OEMs to integrate Adobe PostScript into their products.
      Peerless also has a strategic relationship with Novell. The relationship covers networking and device management software licenses for imaging devices across the Novell Directory Services server environment, which includes Novell Embedded Systems Technology Server Software. The Company’s agreement with Novell enables Peerless to directly sublicense embedded directory and network services technology for multiple market segments, allowing Peerless to offer greater functionality for all network devices, extending the Company’s reach from digital output systems to other devices such as set top boxes and cable modems. Peerless also provides custom engineering to OEMs for implementation of Novell Distributed Print Server gateways.
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
      Develop and enhance strategic relationships in the digital document market. The Company intends to develop and enhance its relationships with key participants in the digital document product market. For example, the Company has strategic relationships with industry leaders such as Adobe, Novell, and IBM.
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
      Develop sales of new hardware products. The development of the first Peerless Sierra Technologies based controller was completed in fiscal year 2005, followed by its launch into the marketplace in the fourth quarter of fiscal year 2005. The Company believes that the introduction of the controller will result in future sales to OEMs for the use of this technology.
Products and Solutions
      The main source of Peerless’ revenues comes from its licensed software-based imaging and networking systems for the digital document product marketplace. The Company’s technology and engineering services provide advanced imaging solutions that enable the Company’s OEM customers to develop digital printers, copiers and MFPs cost effectively. The Company delivers its products to its OEM customers in multiple ways, including: licensing of the Company’s SDKs that provide imaging and networking technology for the OEM’s internal product development; turnkey product development whereby the Company provides the technology and the additional engineering services necessary to integrate the appropriate technology into a complete imaging system solution optimized to the OEM’s specific requirements; and a co-development relationship that combines the licensing of Peerless technology with joint Peerless or third party co-development firms and OEM engineering resources.
      Peerless’ technology allows copiers and printers to be shared across work groups, a distributed enterprise and the Internet. The Company’s products support a wide range of digital printing devices for both direct connect and networked configurations, including: desktop color printers; digital black and white copiers; digital black and white laser printers; digital color copiers and language-enabled (i.e., PostScript, PeerlessPrint®5C, PeerlessPrint®6, or PeerlessPrint®7), as well as raster-based desktop inkjet printers. Peerless’ raster-based solutions (often referred to as “GDI” or “Windows” printing technology) are marketed under the trade name AccelePrint®, and are capable of driving a variety of lower cost monochrome and color devices, including both printers and copiers.
      In addition to existing products, Peerless is developing new controller products and solutions targeted for direct sales to the distribution channels. These markets include OEM distributors and companies that sell OEM engines and peripherals which in some cases are privately branded. In the fourth quarter of fiscal year 2005, the Company began shipping its new Everest controller products to selected OEM dealers of MFPs.
      Peerless also announced the release of its PeerlessPrint®7 SDK, which delivered improvements in the image quality of the printer control language. PeerlessPrint®7 includes PeerlessColortm, a new International Color Consortium (“ICC”)-based color workflow tool and PeerlessTrappingtm color image enhancement software.
      Subsequent to the January 31, 2005, the Company signed a Memorandum of Understanding (MOU) with Kyocera Mita Corporation to provide engineering services in the development of several new color products. The binding agreement is for three years, with payments of $2 million dollars per quarter over that period.
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
      Page Descriptor Languages (“PDL”). Peerless provides OEMs with support for the most widely used and standard PDLs, namely Adobe’s PostScript Software and Hewlett-Packard’s Printer Control Language (“PCL”). The Company offers PeerlessPrint® technology, which emulates Hewlett-Packard’s PCL. The current level of emulation coincides with Hewlett-Packard’s PCL-XL Protocol 3.0 specification.
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
      Color management software. Peerless color management software is based on the use of industry standard ICC profiles, which ensures the highest degree of fidelity and user-specifiable flexibility when rendering digital documents on color output devices. This software supports four different rendering intents, Perceptual, Saturation, Relative Colorimetric, and Absolute Colorimetric, which allows the end user to select the appropriate rendering mode for diverse document types such as reports, presentations, and photographs.
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
      Networking technology. Peerless supports an array of networking protocols allowing its OEM customers to address a broad range of end-user networking requirements and scenarios. The Peerless network software product family encompasses network printing and scanning, internet fax, and network management features including Simple Network Management Protocol, Directory Services, and Web-based services. Through integration of industry standard network management agents, the software can integrate seamlessly into existing organizational network management applications. Peerless is also actively engaged in addressing advanced security requirements that are becoming mandatory for addressing both health provider and government-related industries. Security of both the network and applications will open up new markets and opportunities for Peerless network technology going forward.
      Certification services. To complement the licensing of PostScript that the Company provides through its relationship with Adobe, Peerless provides engineering support to PostScript licensees to certify the OEM’s PostScript implementation. This service includes support for all phases of the certification process and reduces the time to achieve final product certification.
      Complete controllers. Based on its Peerless Sierra Technologies, the Company’s new Everest controller offers multifunction capabilities, supporting high-performance, simultaneous color printing, scanning, and faxing. During fiscal year 2005, the Company formally launched the controller, shipping to select dealers of the Konica Minolta bizhubtm C350 color MFP. The Company has an arrangement with a contract manufacturer to manufacture and ship the controllers.
Customers and Markets

Customers
      The Company currently derives substantially all of its revenues from direct sales to digital document product OEMs. Four of the Company’s customers, Konica Minolta, Novell, Seiko Epson, and Kyocera Mita each generated more than 10% of the Company’s total revenues for fiscal year 2005. Revenues from the Company’s top three customers accounted for 53%, 61%, and 55% of the Company’s total revenues for fiscal years 2005, 2004, and 2003, respectively. Although the Company has expanded and diversified its customer base through focused sales efforts and acquisitions, the Company anticipates that its future revenues may be similarly concentrated with a limited number of customers. The Company’s largest customers vary to some extent from year to year as product cycles end, contractual relationships expire and new products and customers emerge. Many of the engineering services and a number of licensing arrangements with the Company’s customers are provided on a project-by-project basis, are terminable with limited or no notice, and in certain instances are not governed by long-term agreements. Because a limited number of customers generate a large percentage of the Company’s revenues, any loss of these customers would have a material adverse impact on the Company’s results of operations. See “Certain Factors and Trends Affecting Peerless and Its Business — Peerless relies on relationships with certain customers and any adverse change in those relationships will harm the Company’s business,” for a discussion of the Company’s reliance on a limited number of customers.
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

Markets
      Segments. The Company sells its products and services to OEMs which produce products for the enterprise and office sector of the digital document product market, which is characterized by digital document products ranging in price from approximately $1,000 to in excess of $40,000 each. These products typically offer high performance differentiated by customized features. In many cases, digital document product manufacturers demand turnkey, customized digital imaging solutions that include imaging software, controller design and network interface card design. As a result of these unique requirements, Peerless typically addresses the office sector of the digital document product market via direct OEM relationships with individual digital document product manufacturers. The Company’s major customers in the office market in the fiscal year 2005 included KonicaMinolta, Seiko Epson, Kyocera Mita, Oki Data, Canon, Panasonic, and Riso.
      Geography. Since the majority of the Company’s OEM customers are comprised primarily of companies headquartered in Japan, revenues from customers outside the United States accounted for 85% of the Company’s total revenues in fiscal years 2005, and 87% in fiscal years 2004 and 2003. Further, the Company expects that sales to customers located outside the United States may increase in absolute dollars in the future. These customers sell products containing Peerless’ technology primarily in the North American and European marketplaces. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on Asian markets.
      All of the Company’s contracts with international customers are, and the Company expects that in the future will be, denominated in U.S. dollars. As a result, the Company is currently not subject to foreign currency transaction and translation gains and losses. However, see “Certain Factors and Trends Affecting Peerless and Its Business — The Company’s international activities may expose the Company to risks associated with international business.”
Sales and Marketing
      The Company markets its products to OEMs that sell digital document products to the worldwide market. The Company directs most of its sales efforts through its headquarters in California and its subsidiary, Peerless K.K., in Japan. Sales to European digital document product manufacturers are conducted out of the Company’s California headquarters. The Company has extended its sales efforts to include distributors, value added resellers, system integrators, and geographically based OEM sales operations. The Company has invested in an additional regional sales presence on the east coast of the United States. The Company markets its technology directly to OEMs, as well as through focused trade relations and branding programs. Direct

OEM marketing consists of focused public relations activities and the development of sales collateral, mailers, trade show attendance, and sales support. The Company has devoted increased time and resources to increasing Peerless’ presence in media accessed by OEM customers. The Company directs public relations and product branding programs toward building awareness of the Peerless brand name.
      With the launch of the Company’s Everest controller there has been an expansion of Peerless’ sales and marketing efforts to include the Konica Minolta dealer network. Focused sales and training efforts have been applied to this network to create dealer awareness of the performance capabilities of the Everest controller and the necessary steps to install the controller. Peerless has also retained on a commission basis four additional sales representatives to sell to the Konica Minolta dealers.
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
      The Company’s engineers work closely with OEMs that desire a turnkey solution, developing customized interfaces and applications specific to individual OEMs. The Company typically receives a fee for such engineering services. To further support the development of technology and products for the Company’s OEMs, Peerless has established co-development relationships with Metatechno, a Japan based company that provides product development support for some of the Peerless OEMs in Japan, and WeSoft, a Hong Kong based company that currently supports development and testing of customer projects. The Metatechno relationship provides local technical support to Peerless OEMs and has proved valuable in addressing the cultural and language differences. In addition, the Company has established a relationship with NTL of Japan, to focus on the integration of server-based development. Peerless expects that WeSoft will play a similar role as Peerless addresses the Southeast Asia market, including China.
Intellectual Property and Proprietary Rights
      The Company’s success is heavily dependent upon its proprietary technology. To protect its proprietary rights, the Company relies on the combination of patent, copyright, trade secret and trademark laws. The Company also enters into nondisclosure agreements and other contractual provisions and restrictions.
      The Company has fifty-five patents and patents pending on a world-wide basis. As of January 31, 2005, the Company had 11 issued U.S. patents, 8 pending U.S. patent applications and various foreign counterpart patents and applications in the European Patent Office, Japan, Hong Kong, Taiwan, China, Australia, India, and Korea. The issued patents and applications relate to techniques developed by the Company for generating output for continuous synchronous raster output devices, such as laser printers, compressing data for use with output devices, filtering techniques for use with output devices and communicating with peripheral devices over a network.
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
Competition
      The market for outsourced imaging systems for digital document products is highly competitive and characterized by continuous pressure to enhance performance, add functionality, reduce costs and accelerate the release of new products. The Company competes on the basis of a refreshed base of core technologies and new MFP technologies, plus technology expertise, product functionality, development time and price. The Company’s technology and services primarily compete with solutions developed internally by OEMs. Virtually all of the Company’s OEM customers have significant investments in their existing solutions and have the substantial resources necessary to enhance existing products and to develop future products. These OEMs have or may develop competing imaging system technologies and may implement these systems into their products, thereby replacing the Company’s current or proposed technologies, eliminating the need for the Company’s services and products and limiting future opportunities for the Company. In fact, OEMs have increasingly been shifting away from third party solutions in favor of in-house development. Therefore, the Company is required to persuade these OEMs to outsource the development of their imaging systems and to provide products and solutions to these OEMs that favorably compete with their internally developed products. The best way to accomplish this continues to be to offer products, services, and time-to-market advantages that exceed what the OEMs are capable of doing using their own internal resources. The Company also competes with software and engineering services provided in the digital document product marketplace by other systems suppliers to OEMs. In this regard, the Company competes with, among others, Destiny Technology Corporation, EFI Electronics Corporation, Global Graphics Software Ltd., Software Imaging, and Zoran Corporation (formerly Oak Technologies).

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
Employees
      As of April 26, 2005 the Company had a total of 96 employees plus 9 who performed efforts as consultants and contractors. None of the Company’s employees is represented by a labor union, and the Company has never experienced any work stoppage. The Company considers its relations with its employees to be good.
Certain Factors and Trends Affecting Peerless and Its Business

If Kyocera Mita Corporation and the Company do not enter into definitive agreements in support or replacement of the Memorandum of Understanding (MOU) between the companies, it may harm the Company’s financial results.
      Peerless and Kyocera Mita may never come to agreement on the terms of definitive agreements regarding the development of Kyocera Mita products by Peerless or enter into definitive agreements relating to their relationship described in the MOU. If the parties do not enter into definitive agreements, the relationship between the parties may be limited to the MOU. Even if Peerless and Kyocera Mita do enter into definitive agreements, the terms of the definitive agreements may be less beneficial to Peerless than the terms set forth in the MOU. If the parties do not enter into definitive agreements or the terms of the definitive agreements are less beneficial to Peerless than the terms set forth in the MOU, it may harm the Company’s financial results.

Under new regulations required by the Sarbanes-Oxley Act of 2002 (SOX), an adverse opinion on internal controls over financial reporting could be issued by our independent registered public accounting firm, and this could have a negative impact on our stock price.
      Section 404 of SOX requires that the Company establish and maintain an adequate internal control structure and procedures for financial reporting and assess on an on-going basis the design and operating effectiveness of the internal control structure and procedures for financial reporting. The Company’s independent registered public accounting firm is required to attest audit both the design and operating effectiveness of the Company’s internal controls and management’s assessment of the design and the effectiveness of its internal controls. If the Company’s aggregate market value exceeds $75 million as of July 31, 2005 the attest audit by the Company’s independent registered public accounting firm would be required for fiscal year end January 31, 2006. If the aggregate market value is lower than $75 million the attest audit would not be required until fiscal year end January 31, 2007. The Company’s aggregate market value as of April 29, 2005 was approximately $49 million. Although no known material weaknesses exist at this time, it is possible that material weaknesses may be found in the future. If the Company is unable to remediate the weaknesses, the independent registered public accounting firm would be required to issue an adverse opinion on the Company’s internal controls.

      Because opinions on internal controls have not been required in the past, it is uncertain what impact an adverse opinion would have upon the Company’s stock price.

Recent and proposed regulations related to equity incentives could adversely affect our ability to attract and retain key personnel.
      Since its inception, the Company has used stock options and other long-term equity incentives as a fundamental component of its employee retention packages. The Company believes that stock options and other long-term equity incentives directly motivate its employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Peerless. The Financial Accounting Standards Board has announced changes that, when implemented, will require the Company to record a charge to earnings for employee stock option grants and issuances of stock under employee stock purchase plans. This regulation could negatively impact the Company’s results of operations. In addition, new regulations implemented by the Nasdaq National Market requiring shareholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, the Company may incur increased costs, change its equity incentive strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect the Company’s business.

The impact of Microsoft’s “Longhorn” operating system could have an adverse impact on the Company’s future licensing revenues.
      Among the changes announced for Microsoft’s “Longhorn” operating system are fundamental changes to the printing and networking subsystems within the operating system. Of particular relevance to Peerless is Microsoft’s development of a new page description language (PDL) and peripheral device connectivity methods, the format of which would be licensed by Microsoft on a royalty-free basis to both OEMs and 3rd party technology providers such as Peerless. Should Peerless fail to support these technologies on a timely basis, or should OEMs decide to support these technologies on their own without use of Peerless’ products, it could have an adverse impact on the Company’s potential licensing revenues from these enhanced products. In addition, to the extent that Peerless’ current PDL products are perceived as being gradually rendered obsolete over the long term by these new Microsoft technologies, it could have an adverse impact on Peerless’ ability to generate new sales of its current PDL products.

The Company’s near term revenue may drop as a result of the timing of licensing revenues and the reduced demand for its existing monochrome technologies.
      The Company has traditionally generated its revenue from the licensing and sale of monochrome solutions to OEMs. While the Company is continuing to provide monochrome solutions to OEM customers and continuing to seek out additional distribution channels and customers for its monochrome solutions, the Company is increasing the focus of its research and development and marketing efforts on its Peerless Sierra Technologies product line of high performance, high speed, color imaging solutions. Until the Company’s Peerless Sierra Technologies becomes accepted in the marketplace — if such technology does become accepted in the marketplace — the Company’s overall license revenue may stagnate or even decrease. If the Company’s revenue stagnates or decreases, the value of the Company’s securities may be adversely affected.

If the Company is unable to achieve its expected level of sales of Peerless Sierra Technologies on a timely basis, the Company’s future revenue and operating results may be harmed.
      The Company’s future operating results will depend to a significant extent on the Company’s success of its new Peerless Sierra Technologies. The Company has spent a significant amount of time and capital developing its new Peerless Sierra Technologies. Any material problems associated with the launch of channel sales or a delay in licensing its Peerless Sierra Technologies in the future could harm the Company’s financial results.

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

The Company’s forecasts for its Everest controller may not be realized, and losses for the disposition of excess inventories may result.
      The Company plans to maintain inventories to fill orders for its Everest controller products on a timely basis. If the forecasts of expected orders are not achieved, inventory levels may be too high, and if inventories cannot be liquidated through product orders, the Company may be required to write down the value of any excess unrealizable inventories, which would negatively impact the Company’s gross margin.

The Company’s existing capital resources may not be sufficient and if Peerless is unable to raise additional capital, the Company’s business may suffer.
      The Company’s cash and short-term investment portfolio was $6.5 million at January 31, 2005 and the current ratio of current assets to current liabilities was 1.8:1. For the fiscal year ended January 31, 2005, Peerless’ operations used $2.7 million in cash.
      The Company’s principal source of liquidity is the Company’s cash and cash equivalents and investments, which, as of January 31, 2005 were approximately $6.5 million in the aggregate. If Peerless does not generate anticipated cash flow from licensing and services, or if expenditures are greater than expected, Peerless most likely will reduce discretionary spending, which could require a delay, scaling back or elimination of some or all of the Company’s development efforts, any of which could have a material adverse effect on the Company’s business, results of operations and prospects. Furthermore, if Peerless experiences negative cash flows greater than anticipated, and Peerless is unable to increase revenues or cut costs so that revenues generated from operating activities are sufficient to meet the Company’s obligations, Peerless will be required to obtain additional capital from other sources. Such sources might include issuances of debt or equity securities, bank financing or other means that might be available to increase the Company’s working capital. Under such circumstances, there is substantial doubt as to whether Peerless would be able to obtain additional capital on commercially reasonable terms or at all. The inability to obtain such resources on commercially acceptable terms could have a material adverse effect on the Company’s operations, liquidity and financial condition, the Company’s prospects and the scope of strategic alternatives and initiatives available to the Company. Peerless recently established a credit facility with its bank that allows for borrowing against outstanding receivables. The credit facility generally only provides coverage for short-term working capital needs and the Company may require additional long-term capital to finance working capital requirements.

Peerless has a history of losses.
      Peerless was unprofitable in fiscal year 2005. There is no assurance that the Company will be profitable at any time in the future.
      Future losses will deplete the Company’s capital resources. The factors noted in this section, “Certain Factors and Trends Affecting Peerless and Its Business,” have had and may continue to have a material adverse effect on the Company’s future revenues and/or results of operations.

The future demand for the Company’s current products is uncertain.
      Peerless’ monochrome technology and products have been in the marketplace for an average of 29 months as of January 31, 2005. This is a 21% increase from the average of 24 months that the Company’s products had been in the marketplace as of January 31, 2004. The increase in the average age of current technology and products in the marketplace reflects the aging of the Company’s monochrome technology and products. Although Peerless continues to license the Company’s current technology and products to certain OEMs, there can be no assurance that the OEMs will continue to need or utilize the current technology and products the Company offers.

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
      During fiscal year 2005, four customers, KonicaMinolta Holdings Corporation, Novell, Inc., Seiko Epson Corporation, and Kyocera Mita Corporation each generated greater than 10% of the Company’s revenues and collectively contributed 63% of revenues. Block license revenues for the same time period totaled $12.8 million, or 56% of revenues. During fiscal year 2004, three customers, KonicaMinolta Holdings Corporation, Oki Data Corporation and Seiko Epson Corporation, each generated greater than 10% of the revenues, and collectively contributed 61% of revenues. Block license revenues during the same period were $16.0 million, or 63% of revenues.

Peerless relies on relationships with Adobe Systems Incorporated and Novell Inc., and any adverse change in those relationships will harm the Company’s business.
      The Company has licensing agreements with Adobe Systems Incorporated and Novell Inc. to bundle and sublicense their licensed products with the Company’s licensed software. These relationships accounted for $10.2 million in revenues and an associated $4.1 million in cost of revenues during fiscal year 2005. Should the agreement with any of these vendors be terminated or canceled, there is no assurance that the Company could replace that source of revenue within a short period of time, if at all. Such an event would have a material adverse effect on the Company’s operating results.

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
      Peerless has negotiated with Canon Inc. regarding the PostScript sublicense agreement between Peerless and Canon executed as of April 1, 2001. The sublicense did not include several terms required to be included in all OEM sublicenses by Peerless’ license with Adobe. Although Adobe has indicated to Peerless that it has no current intention to pursue claims for alleged breach of the Adobe Peerless PostScript Sublicensing Agreement, Adobe has not agreed to waive the requirement that the missing terms be included in the Canon sublicense. To date, Peerless has been unable to amend the Canon sublicense in a manner acceptable to both Canon and Adobe. Furthermore, there is no assurance that Peerless will be able to resolve the issues in a manner acceptable to both Adobe and Canon. Thus, Adobe may exercise its right to terminate its license agreement with Peerless and take other legal action against Peerless, if it so chooses. Termination of the Adobe agreement would have a material adverse effect on Peerless’ future operating results. Approximately

31% of Peerless’ revenue for the fiscal year ended January 31, 2005 and approximately 41% of Peerless’ revenue for the fiscal year ended January 31, 2004 were derived from its licensing arrangement with Adobe Systems Incorporated. See “Peerless relies on relationships with Adobe Systems Incorporated and Novell Inc., and any adverse change in those relationships will harm the Company’s business.”

Peerless may be unable to develop additional new and enhanced products that achieve market acceptance.
      Peerless currently derives substantially all of its revenues from licensing and sale of the Company’s monochrome imaging software and products and the sublicensing of third party technologies. Peerless expects that revenue from imaging products will continue to account for a substantial portion of revenues during fiscal year 2006 and beyond. The Company’s future success also depends in part on the Company’s ability to address the rapidly changing needs of potential customers in the marketplace, to introduce high-quality, cost-effective products, product enhancements and services on a timely basis, and to keep pace with technological developments and emerging industry standards. The Company’s failure to achieve its business plan to develop and to successfully introduce new products and product enhancements in the Company’s prime markets is likely to materially and adversely affect the Company’s business and financial results.

If Peerless is not in compliance with the Company’s licensing agreements, Peerless may lose the Company’s rights to sublicense technology; the Company’s competitors are aggressively pursuing the sale of licensed third party technology.
      Peerless currently sublicenses third party technologies to the Company’s OEM customers, which sublicenses account for a significant amount of the Company’s gross revenues. Such sublicense agreements are non-exclusive. If Peerless is determined not to be in compliance with the Company’s agreements with its licensors, Peerless may forfeit the Company’s right to sublicense these technologies. Likewise, if such sublicense agreements were canceled, Peerless would lose the Company’s right to sublicense the affected technologies. Additionally, the licensing of these technologies has become very competitive with competitors possessing substantially greater financial and technical resources and market penetration than Peerless. As competitors are pursuing aggressive strategies to obtain similar rights as held by Peerless to sublicense these third party technologies, there is no assurance that Peerless can remain competitive in the marketplace if one or more competitors are successful. See “The Company has negotiated with Adobe Systems Incorporated and Canon, Inc. to remedy a contract dispute, which, if not remedied, could result in the loss of the Adobe agreement and harm to the Company’s business.”

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
      The Company’s net trade accounts receivable was $2.0 million as of January 31, 2005, a decrease from $6.1 million as of January 31, 2004. Significant collections at the end of fiscal year 2005 and a $2.5 million receivable from a customer not received until February 2004 after the close of fiscal year 2004 accounted for the decrease. Although Peerless believes that the Company’s reserves for accounts receivable are adequate for the remainder of fiscal year 2006, there can be no assurance this is the case. If the Company’s reserves for accounts receivable are inadequate, it could have a material adverse effect on the Company’s results of operations.

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
      As the number of patents, copyrights, trademarks and other intellectual property rights in the Company’s industry increases, products based on the Company’s technologies may become the subjects of infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future. Any such claims, regardless of merit, could be time consuming, divert the efforts of the Company’s technical and management personnel from productive tasks, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company’s operating results. In addition, Peerless may initiate claims or litigation against third parties for infringement of the Company’s proprietary rights or to establish the validity of the Company’s proprietary rights. Litigation to determine the validity of any claims, whether or not such litigation is determined in the Company’s favor, could result in significant expenses and divert the efforts of the Company’s technical and management personnel from productive tasks. In addition, Peerless may lack sufficient resources to initiate a meritorious claim. In the event of an adverse ruling in any litigation regarding intellectual property, Peerless may be required to pay substantial damages, discontinue the use and sale of infringing products, and expend significant resources to develop non-infringing technology or obtain licenses to infringing or substituted technology. The Company’s failure to develop, or license on acceptable terms, a substitute technology, if required, could have a material adverse effect on the Company’s operating results.

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
      During the past several years, and continuing into fiscal year 2006, the Pacific Rim economies have been financially depressed. As a result, companies in the imaging industry have reported negative financial impacts attributable to a decrease in demand from Pacific Rim customers. The Company’s Pacific Rim customers are comprised primarily of companies headquartered in Japan. These Japanese OEMs sell products containing the Company’s technology primarily in the North American, European, and Asian marketplaces. These revenues have declined and there can be no assurance that revenues from Japanese OEMs will not continue to decline in future quarters.

The Company’s stock price may experience extreme price and volume fluctuations.
      The Company’s common stock has experienced price volatility. In the 60-day period ending April 26, 2005, the closing price of the stock ranged from $1.68 per share to $2.62 per share, and, since the beginning of fiscal year 2005, the stock has closed as low as $0.84 per share. Such price volatility may occur in the future. Factors that could affect the trading price of the Company’s common stock include:

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
      Peerless has experienced a significant reduction in the financial performance of its engineering services that has been caused by many factors, including:

•	product development delays;

•	potential non-recurring engineering reduction for product customization;

•	third party delays; and

•	loss of new engineering services contracts.
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
      The Company leases its principal facilities in El Segundo, California. The operating lease, as amended, expires in December 2007. The Company also leases office space in Kent, Washington for PSIP and in Japan. The lease on the Kent property expires in May 2010. The lease on the Japan property expires in October 2006. The Company believes that its existing leased space is adequate for its current operations and that suitable replacement and additional space will be available in the future on commercially reasonable terms. In March 2004, the Company terminated a lease due to expire in May 2004 for leased space in Redwood City, CA, which was in excess of the Company’s needs.

Item 3.	Legal Proceedings
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of fiscal year 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      The Company’s common stock was traded on the Nasdaq National Market under the symbol “PRLS” since its initial public offering on September 26, 1996 until July 30, 2004, when the Company’s common stock was moved to the Nasdaq SmallCap Market. The table below sets forth, during the periods indicated, the high and low sales price for the Company’s common stock as reported on the Nasdaq National and SmallCap Markets.

	Fiscal Year Ended January 31,

	2005		2004

Quarter	High	Low	High	Low

First	$2.65	$1.55	$2.12	$1.36
Second	$2.03	$0.90	$3.33	$1.43
Third	$1.60	$0.75	$4.00	$2.75
Fourth	$1.75	$1.00	$3.70	$1.91
      The closing price of the Company’s common stock on April 26, 2005 was $2.61. As of April 26, 2005, there were approximately 129 holders of record of the Company’s common stock.
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
      The statement of operations data for the fiscal years ended January 31, 2005, 2004, and 2003 and the balance sheet data at January 31, 2005 and 2004, are derived from, and should be read in conjunction with, the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The data set forth below (in thousands, except per share data) are qualified in their entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Years Ended January 31,

	2005	2004	2003	2002	2001

Statement of Operations Data:
Net sales	$23,078	$25,254	$31,757	$29,767	$27,407
Income (loss) from operations	(5,677)	(5,793)	240	(9,948)	(17,228)
Net income (loss)	(5,805)	(4,861)	124	(10,997)	(17,649)
Basic earnings (loss) per share	(0.37)	(0.31)	0.01	(0.73)	(1.19)
Diluted earnings (loss) per share	(0.37)	(0.31)	0.01	(0.73)	(1.19)

	Years Ended January 31,

	2005	2004	2003	2002	2001

Balance Sheet Data:
Total assets	$12,647	$19,307	$24,107	$24,934	$37,108
Long-term obligations	418	366	1,384	2,181	2,357

Selected Quarterly Financial Data (Unaudited):

	Year Ended January 31, 2005				Year Ended January 31, 2004

Quarter	Fourth	Third	Second	First	Fourth	Third	Second*	First*

Revenues	$8,281	$5,001	$6,303	$3,493	$7,653	$5,762	$6,152	$5,687
Gross margin	5,710	2,881	3,920	1,754	5,751	3,004	3,126	3,037
Gross margin %	68.95%	57.61%	62.19%	50.21%	75.15%	52.13%	50.81%	53.40%
Income (loss) from operations	$1,131	$(1,330)	$(1,469)	$(4,009)	$800	$(2,648)	$(2,522)	$(1,423)
Net income (loss)	1,120	(1,346)	(1,467)	(4,112)	643	(2,527)	(2,797)	(180)
Basic earnings (loss) per share	0.07	(0.08)	(0.09)	(0.26)	0.04	(0.16)	(0.18)	(0.01)
Diluted earnings (loss) per share	0.07	(0.08)	(0.09)	(0.26)	0.04	(0.16)	(0.18)	(0.01)

*	The Company has reclassified the amounts of $138 and $23 in the second and first quarter, respectively, from cost of revenues to operating expenses — research and development.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Highlights
      Consolidated revenues for fiscal year 2005 were $23.1 million, an 8.6% decrease from the prior fiscal year. The decrease in revenues was primarily attributable to lower product licensing fees and engineering services revenues, which was partially offset by an increase in revenue from the Company’s application specific integrated circuits (ASICs). Product licensing revenues decreased as a result of decreased demand for OEM’s products containing the Company’s technologies, which resulted from the shift in demand from monochrome to color technologies and with OEMs developing their own solutions in monochrome product offerings. Engineering services revenues also decreased in fiscal year 2005 due to lack of design wins. Product licensing revenues for fiscal year 2005 were $18.2 million, including $12.8 million of block licenses, a decrease of 8.9% from the previous fiscal year. Fourteen block licensing agreements totaling $13.1 million were signed during fiscal year 2005, $12.7 million of which was recognized as revenue during fiscal year 2005. The remaining $0.4 million will be recognized in the second quarter of fiscal year 2006. The Company launched its new Everest controller product utilizing Peerless Sierra Technologies in the fourth quarter of fiscal year 2005 and, subsequent to January 31, 2005, the Company obtained a design win in a Memorandum of Understanding (“MOU”) with Kyocera Mita Corporation that would involve the development of future products utilizing Peerless Sierra Technologies. The Company believes that these events will lead to validation of the Company’s color offering, which will facilitate future OEM design wins, and subsequent licensing revenues.

      Engineering services and maintenance contract backlog at January 31, 2005 was approximately $0.6 million; this compares to $0.4 million as of January 31, 2004, the low level reflecting the lack of design wins in fiscal years 2005 and 2004. Subsequent to January 31, 2005, the Company entered into a binding MOU with Kyocera Mita that includes minimum payments of $8 million per year for the next three years for engineering services.
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
      While the Company continued to improve on and support its core monochrome imaging operations and technologies, it also continued to increase its focus on developing its new high performance color architecture — Peerless Sierra Technologies. The Company began shipping a new Everest controller for the Konica Minolta bizhubtm 350 during fiscal year 2005 to Konica Minolta dealers. As a result of this and the Kyocera Mita MOU, the Company believes that on a going forward basis revenue generated from the Company’s Peerless Sierra Technologies will begin to increase as a percentage of total revenue.
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
      The Company derives revenues from the sale of controllers for MFP devices. Peerless sells its controllers to certain OEM dealers for distribution to end users. Because it is a relatively new product, the Company has been unable to establish a history regarding returns of the products shipped. Therefore, the Company recognizes revenue only upon sales through to end users.
      Historically, a limited number of customers have provided a substantial portion of the Company’s revenues. Therefore, the availability and successful closing of new contracts, or modifications and additions to existing contracts with these customers may materially impact the Company’s financial position and results of operations from quarter to quarter.
      Peerless’ technology has addressed the worldwide market for monochrome printers (21-69 pages per minute, or “PPM”) and MFP (21-110 PPM). This market has been consolidating, and the demand for the monochrome technology and products offered by the Company declined throughout fiscal year 2005. The Company believes that unit volume for these types of printers will grow at lower rates than in past years. Available data indicate that retail prices are declining in these segments. There has been a decline in the number of monochrome contracts that the Company has with OEMs under which the Company is currently performing services and granting licenses, and this decline is likely to continue along with the demand for the monochrome technology and products the Company presently offers. Competitors have merged into larger business units with the resulting strength to acquire and impose a competitive advantage in the Company’s market segments.
      Sales decreased during fiscal year 2005, as the Company is continuing to meet sales resistance from its customers. In the past, OEMs have reduced the absolute number of new products being developed and in some instances, OEMs have preferred to perform in-house development projects for the products that they are developing and/or planning to launch. Although there have been fewer opportunities for the Company to sell its turnkey services and SDKs, the Company continued to support its current OEM controller customers in the digital printing devices business with its existing technology and has sized the organization to provide the necessary support and maintenance.
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
      During the last fiscal year, Peerless launched a new MFP controller product, Everest, containing Peerless Sierra Technologies into the marketplace. Peerless believes that the launch of its high performance color MFP controller into the distribution channels will be followed by sales to OEMs for utilization of its high performance color technology, with licensing revenues beginning in fiscal year 2007. See, however, “If the Company is unable to achieve its expected level of sales of Peerless Sierra Technologies on a timely basis, the Company’s future revenue and operating results may be harmed” and “If the marketplace does not accept Peerless’ new Peerless Sierra Technologies, the Company’s future revenues and operating results may be harmed” in the section entitled “Certain Factors and Trends Affecting Peerless and Its Business” of this Annual Report on Form 10-K. Peerless believes that its new Peerless Sierra Technologies will contribute an increasing percentage of the Company’s overall revenue in the future.

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
      In addition, as a result of the complexities of the imaging industry, the Company continues to explore opportunities to enhance the value of the Company, including new market opportunities, mergers, acquisitions and/or the sale of all or a portion of Company’s assets.
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
      The Company recognizes revenues for certain of its engineering services projects on a percentage-of-completion basis, in accordance with Accounting Research Bulletin 45, “Long-Term Construction-Type Contracts” and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The estimates to complete the projects are determined by the individual project-engineering manager responsible for the oversight of the individual projects. The estimates are made at the end of each accounting period and are subject to unforeseen circumstances that can increase or decrease the hours necessary to complete the efforts. For fiscal year 2004, the Company reported no engineering services revenues on a percentage-of-completion basis.
      The Company derives revenues from the shipments of its controllers to certain dealers of OEM MFP devices. Because the product is relatively new, Peerless has been unable to establish a history of returns of the products by the dealers. Therefore, the Company recognizes revenues for these shipments only upon the sale of the controllers through to end users.

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
      As of January 31, 2005, the Company had net operating loss carryforwards available to reduce future federal and state income of approximately $13.7 million and $8.2 million, respectively, which begin to expire in fiscal years 2021 for federal and 2006 for state, respectively. In addition, as of January 31, 2005, the Company had tax credit carryforwards available to reduce future income tax liabilities of approximately $9.4 million, which begin to expire in fiscal year 2006. The realization of these assets is based upon management’s estimates of future taxable income. The Company has provided a valuation allowance for all of its net deferred tax assets because of the uncertainty with respect to the Company’s ability to generate future taxable income to realize the deferred tax assets. With a change in management’s assessment of the uncertainty, the valuation allowance will be adjusted accordingly.
      The Company grants credit terms in the normal course of business to its customers. The Company continuously monitors collections and payments from its customers and maintains allowances for doubtful accounts for estimated losses resulting from the inability of any customers to make required payments. Estimated losses are based primarily on specifically identified customer collection issues. If the financial condition of any of the Company’s customers, or the economy as a whole, were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Actual results have historically been consistent with management’s estimates.
      The Company’s recurring product licensing revenues are dependent, in part, on the timing and accuracy of product sales reports received from the Company’s OEM customers. These reports are provided only on a calendar quarter basis and, in any event, are subject to delay and potential revision by the OEM. Therefore, the Company is required to estimate all of the recurring product licensing revenues for the last month of each fiscal quarter and to further estimate all of its quarterly revenues from an OEM when the report from such OEM is not received in a timely manner. In the event the Company is unable to estimate such revenues accurately prior to reporting financial results, the Company may be required to adjust revenues in subsequent periods. Fiscal year 2005 revenues subject to such estimates were minimal. Actual results have historically been consistent with management’s estimates.
      The valuation of the Company’s inventory is dependent on its ability to estimate the level of future sales of its Peerless Sierra Technologies based controllers. Although the Company believes that it has enough information to estimate such sales, the product’s sales history is short, and, if actual results differ materially from the estimates, the Company may be required to adjust its valuation of its inventory.

Results of Operations
      The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company’s statements of operations to total revenues.

				Percentage Change
	Percentage of Total			Years Ended
	Revenues Years Ended			January 31,
	January 31,
				2005 vs.	2004 vs.
	2005	2004	2003	2004	2003

Statements of Operations Data:
Revenues:
Product licensing	79%	79%	78%	(9)%	(20)%
Engineering services and maintenance	11	13	16	(16)	(37)
Other	10	8	6	5	16

Total revenues	100	100	100	(9)	(20)

Cost of revenues:
Product licensing	19	25	26	(32)	(23)
Engineering services and maintenance	14	12	9	9	8
Other	5	4	3	22	(4)

Total cost of revenues	38	41	38	(15)	(14)

Gross margin	62	59	62	(4)	(24)

Operating expenses:
Research and development	51	47	31	—	21
Sales and marketing	16	18	14	(19)	—
General and administrative	20	17	16	3	(14)

Total operating expenses	87	82	61	(4)	7

Income (loss) from operations	(25)	(23)	1	(2)	*

Interest income, net	—	1	1	(83)	(63)
Other income	—	6	—	*	*

	—	7	1	(99)	*

Income (loss) before income taxes	(25)	(16)	2	36	(778)
Provision for income taxes	—	3	2	(78)	42

Net income (loss)	(25)%	(19)%	0%	19%	* %

*	Percentage change calculations not meaningful.

Net Income
      Net loss for the twelve month period ended January 31, 2005 was $(5.8) million or $(0.37) per basic and diluted share, compared to a net loss of $(4.9) million, or $(0.31) per basic and diluted share, in fiscal year 2004, and net income of $0.1 million, or $0.01 per basic and diluted share, in fiscal year 2003.

Revenues
      Consolidated revenues for fiscal year 2005 were $23.1 million, compared to $25.3 million in fiscal year 2004, and $31.8 million in fiscal year 2003. The decreases in both periods were primarily attributable to decreased licensing and engineering services revenues, which were partially offset by higher ASICs revenues.

      Product licensing revenues for fiscal year 2005 were $18.2 million, compared to $19.9 million in fiscal year 2004, and $24.9 million in fiscal year 2003. Block licensing agreements totaling $13.1 million were signed during fiscal year 2005, of which $12.7 million was recognized as revenue during the year. The remaining $0.4 million will be recognized in the second quarter of fiscal year 2006. This is compared with block licensing agreements of $9.4 million signed in fiscal year 2004, all of which was recognized as revenue during fiscal year 2004. The decreases in product licensing revenue in fiscal years 2005 and 2004 are mainly attributable to the decrease in demand for the OEMs’ products containing the Company’s core monochrome technology.
      Engineering services and maintenance revenues generated by the Company were $2.7 million in fiscal year 2005, compared to $3.2 million in fiscal year 2004, and $5.0 million in fiscal year 2003. The decreases were primarily the result of a lack of design wins for the Company’s Peerless Sierra Technologies. Revenue generated by ASIC sales was $2.3 million in fiscal year 2005, compared to $2.1 million in fiscal year 2004, and $1.9 million in fiscal year 2003. Contract and maintenance backlog at January 31, 2005 was approximately $0.6 million, as compared with $0.4 million at January 31, 2004.

Cost of Revenues
      Cost of revenues for fiscal year 2005 was $8.8 million, compared to $10.3 million in fiscal year 2004, and $12.1 million in fiscal year 2003. Product licensing costs were $4.3 million in fiscal year 2005, compared to $6.3 million in fiscal year 2004, and $8.3 million in fiscal year 2003. The decreases in fiscal years 2005 and 2004 as compared to fiscal years 2004 and 2003, respectively, were due to decreased product licensing revenues and lower levels of third party technologies in those revenues than in the previous comparable years. In fiscal year 2004, the Company recorded an additional accrual for the settlement of certain third party licensing costs totaling $0.5 million.

Gross Margin
      Gross margin as a percentage of total revenues was 62% in fiscal year 2005, compared to 59% in fiscal year 2004, and 62% in fiscal year 2003. The increase in fiscal year 2005 was due primarily to a proportionately higher level of Peerless intellectual property in its licensing revenues, resulting in a lower cost of sales. The decrease in fiscal year 2004 was largely due to higher levels of product licensing costs for third party technology associated with certain of the Company’s licensing revenues.

Operating Expenses
      Operating expenses for fiscal year 2005 were $19.9 million, compared to $20.7 million in fiscal year 2004, and $19.4 million in fiscal year 2003.

•	Research and development expenses were $11.7 million in fiscal year 2005, compared to $11.8 million in fiscal year 2004, and $9.8 million in fiscal year 2003. In fiscal year 2005, expenditures increased early in the fiscal year, as development of the Company’s Peerless Sierra Technologies continued. However, as the development effort neared its completion, research and development expenditures decreased in the ensuing quarters as compared to the comparable prior year’s quarters, resulting in a small decrease from fiscal year 2004. The increase in fiscal year 2004 was primarily due to higher staffing and consulting costs associated with the development of the Company’s Peerless Sierra Technologies.

•	Sales and marketing expenses were $3.7 million in fiscal year 2005, compared to $4.5 million in fiscal year 2004, and $4.6 million in fiscal year 2003. The decrease in fiscal year 2005 from fiscal year 2004 was the result of a reduction in staffing levels. The Company continued to focus on the launch of Peerless Sierra Technologies and on developing new OEM customers, attending industry trade shows, and evaluating other opportunities to promote the Company’s core and new color imaging and network solutions.

•	General and administrative expenses were $4.6 million in fiscal year 2005, compared to $4.4 million in fiscal year 2004, and $5.1 million in fiscal year 2003. The increase in fiscal year 2005 was due primarily to increased consulting costs. The decrease in fiscal year 2004 was primarily due to the reduction of consulting costs. In addition, during fiscal year 2004, the Company received a $0.2 million insurance refund for costs associated with completed legal proceedings.

Interest Income, Other Income and Expenses, and Taxes
      Interest income earned in all fiscal years was attributable to interest and investment income earned on cash and cash equivalents and investment balances. The decrease in fiscal year 2005 was primarily a result of a lower level of investments than in the previous fiscal year. The decrease in fiscal year 2004 in interest income was due to lower yields on a lower level of the Company’s investments in government and corporate bonds.
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
      The provisions for income taxes for all fiscal years were primarily the result of foreign income taxes paid. These income taxes were paid through withholdings on payments of licensing revenues made by the Company’s customers to Peerless. In July 2004, a new tax treaty between the United States and Japan ended the requirement for such income taxes. The effect was to nearly eliminate the Company’s foreign income tax provision in all periods subsequent to the effective date of the new treaty. In fiscal year 2004, the foreign income taxes paid were offset by the release of certain long-term tax liabilities. In fiscal year 2003, the foreign income taxes paid were offset by the Company’s receipt of a tax benefit of $0.6 million as a result of a change in the tax code that allowed the Company to carry back losses to obtain a tax refund. The Company has provided a valuation allowance on its net deferred tax assets because of the uncertainty with respect to the Company’s ability to generate future taxable income to realize the deferred tax assets.
Contractual Obligations
      The following table summarizes the Company’s significant contractual obligations at January 31, 2005, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods. This table excludes amounts already recorded on the Company’s consolidated balance sheets at January 31, 2005.

	Payments Due by Period

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(In thousands)
Operating lease obligations	$4,276	$1,243	$2,706	$278	$49
Outstanding purchase orders	155	155	—	—	—

Total	$4,431	$1,398	$2,706	$278	$49

Liquidity and Capital Resources
      The Company’s principal source of liquidity is its cash and cash equivalents and investments, which, as of January 31, 2005 were $6.5 million in the aggregate, compared to $9.4 million at January 31, 2004. The decrease was primarily the result of the net loss incurred during the year and the investment in inventory for the new Peerless Sierra Technologies controllers, net of the timing of collections of accounts receivable.
      Compared to January 31, 2004, total assets at January 31, 2005 decreased 34% to $12.6 million and stockholders’ equity decreased 45% to $6.5 million. The ratio of current assets to current liabilities was 1.8:1 compared to 2.3:1 last year. The Company used $2.7 million in cash during the twelve month period ended January 31, 2005 from operations as compared to $9.7 million in cash used by operations during the twelve month period ended January 31, 2004.

      The Company’s investing activities during the fiscal year ended January 31, 2005 provided cash of $2.4 million. This is the result of the sales of investments to provide funds for the Company’s operations. It is the Company’s policy to invest the majority of its unused cash in low risk government and commercial debt securities. The Company has not historically purchased derivative instruments or entered into hedging transactions. For the twelve month period ended January 31, 2005, the Company invested approximately $0.2 million in property, equipment and leasehold improvements compared to $0.4 million during the previous twelve month period.
      During fiscal year 2005, $0.4 million was provided by the issuance of common stock under the Company’s employee stock purchase plan and exercise of stock options. Net cash provided by financing activities was $0.3 million during fiscal year 2005 and $0.4 million in fiscal year 2004.
      At January 31, 2005, net trade receivables were $4.1 million lower than at January 31, 2004, due primarily to the timing of the signings and collections of new licensing agreements at the end of the fiscal years. In fiscal year 2005, the Company signed and collected significant agreements at the end of the year; in fiscal year 2004, the Company was unable to collect agreements signed at the end of the year.
      As previously mentioned, subsequent to January 31, 2005, the Company signed an MOU with Kyocera Mita Corporation. The MOU provides, among other things, for quarterly payments of $2.0 million for the next three years for the development of future products.
      During fiscal year 2005, the Company established a credit facility with its bank that allows for borrowing against outstanding receivables. The credit facility generally only provides coverage for short-term working capital needs and the Company may require additional long-term capital to finance working capital requirements.
      The Company expects cash and investments will increase during fiscal year 2006. The Company expects the recently signed contract with Kyocera Mita to provide much of the increase, and, although the Company expects the cash position to further increase with the expected sales growth associated with the Peerless Sierra Technologies, there can be no assurances that the Company will experience the anticipated increase in the Peerless Sierra Technologies sales subsequent to January 31, 2006. The Company expects to reduce operating expenses as a result of completion of the majority of the Peerless Sierra Technologies development effort. However, if the level of Peerless Sierra Technologies sales is lower than anticipated, the Company may need to take significant measures to preserve and maintain continued business operations. In such event, the Company may need to further reduce costs and may have to access the capital markets to raise additional funding. There is no assurance that the Company would be successful in raising capital at attractive terms or at all, and should the Company be successful in raising capital, the financing may be dilutive to current shareholders.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      As of January 31, 2005, the Company does not hold any positions in equity securities of other publicly traded companies.
      The Company’s exposure to interest rate risk relates primarily to the Company’s non-equity investment portfolio. The primary objectives of the Company’s investment activities are to preserve the principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company from time to time maintains a portfolio of cash equivalents, fixed rate debt instruments of the federal, state, and local governments and high-quality corporate issuers and short-term investments in money market funds. As discussed in Note 3 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, as of January 31, 2005, the Company held approximately $1.4 million in corporate debt securities. Although the Company is subject to interest rate risks in these investments, the Company believes an effective increase or decrease of 10% in interest rate percentages would not have a material adverse effect on its results from operations. Consequently, the Company’s interest rate risk is minimal.
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

Item 9B.	Other Information
      None.

PART III

Item 10.	Directors and Executive Officers
      The information required by this Item is incorporated by reference to the Peerless Proxy Statement.

Item 11.	Executive Compensation
      The information required by this Item is incorporated by reference to the Peerless Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this Item is incorporated by reference to the Peerless Proxy Statement.

Item 13.	Certain Relationships and Related Transactions
      The information required by this Item is incorporated by reference to the Peerless Proxy Statement.

Item 14.	Principal Accounting Fees and Services
      The information required by this Item is incorporated by reference to the Peerless Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
      (a) Documents filed as a part of this Annual Report on Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedule:
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
      (b) Exhibits:
      The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit
Number

3	.1(1)	Certificate of Incorporation of the Company.

3	.2(9)	Amended and Restated Bylaws of the Company.

4.1		Instruments defining the rights of security holders. Reference is made to Exhibits 3.1 and 3.2.

4	.2(4)	Rights Agreement, dated October 7, 1998, between the Company and Wells Fargo Shareowner Services, a division of Wells Fargo Bank Minnesota, N.A., formerly known as Norwest Shareowner Services, as Rights Agent.

10	.1(10)(2)	1996 Equity Incentive Plan, as amended and form of stock option agreements thereunder.

10	.2(11)(2)	1996 Employee Stock Purchase Plan, as amended.

10	.3(1)(3)	Reference Post Appendix No. 2 to the Adobe Third Party License dated February 11, 1993.

10	.4(1)	Amendment No. 1 to the Adobe Third Party License dated November 29, 1993.

10	.5(1)(3)	PCL Development and License Agreement (the “PCL License”) dated June 14, 1993, between the Registrant and Adobe.

10	.6(1)(3)	Amendment No. 1 to the PCL License dated October 31, 1993.

10	.7(1)(3)	Letter Modification to the PCL License dated August 5, 1994.

10	.8(1)(3)	Addendum No. 1 to the PCL License dated March 31, 1995.

10	.9(1)(3)	Letter Modification to the PCL License dated August 30, 1995.

10	.10(1)	Lease Agreement between the Company and Continental Development Corporation dated February 6, 1992, and Addendum, dated February 6, 1992.

Exhibit
Number

10	.11(1)	First Amendment to Office Lease dated December 1, 1995, between the Company and Continental Development Corporation.

10	.12(5)	Second Amendment to Office Lease dated April 8, 1997, between the Company and Continental Development Corporation.

10	.13(5)	Third Amendment to Office Lease dated December 16, 1997, between the Company and Continental Development Corporation.

10	.14(6)	Fourth Amendment to Office Lease dated April 22, 1998, between the Company and Continental Development Corporation.

10	.15(7)	Agreement and Plan of reorganization and Merger by and among Peerless Systems Corporation, Auco Merger and Auco, Inc. dated as of April 6, 1999.

10	.16(8)	Marubun Supplier/Distribution Agreement dated December 14, 1999.

10	.17(8)	Lease PSN McKelvy Family Trust (386 Main Street) Standard Industrial/Commercial Single-Tenant dated March 14, 1997.

10	.18(8)	Lease PSIP Kent Centennial Limited Partnership dated January 31, 1996.

10	.19(2)(12)	Form of Indemnification Agreement, effective as of March 12, 2001.

10	.20(13)	Settlement Agreement and Mutual Release dated April 11, 2001 between Peerless Systems Corporation and Gordon L. Hanson.

10	.21(9)	Settlement Agreement and Mutual Release, effective as of April 27, 2001, by and among the State of Wisconsin Investment Board, Peerless Systems Corporation and Edward A. Gavaldon.

10	.22(14)	Series A Preferred Stock Purchase Agreement dated January 29, 2002 by and among Netreon, Inc., a Delaware corporation, Netreon, Inc., a California corporation and each of the several purchasers named therein.

10	.23(14)	Series A Preferred Stock Contribution Agreement dated January 29, 2002 by and between Netreon, Inc., a Delaware corporation and Peerless Systems Corporation.

10	.24(3)(15)	Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and the Company effective as of July 23, 1999.

10	.25(3)(15)	Custom Sales Agreement between the Company and International Business Machines effective as of April 23, 2001.

10	.26(3)(15)	Master Technology License Agreement dated January 16, 2000 between Konica Corporation and Peerless Systems Corporation.

10	.27(3)(15)	License Software Addendum #1 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 16, 2000.

10	.28(3)(15)	License Software Addendum #2 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 19, 2000.

10	.29(3)(15)	License Software Addendum #3 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of July 21, 2000.

10	.30(3)(15)	License Software Addendum #4 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of March 1, 2001.

10	.31(3)(15)	License Software Addendum #5 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of July 1, 2001.

10	.32(3)(15)	License Software Addendum #7 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 1, 2002.

10	.33(3)(15)	License Software Addendum #8 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 1, 2002.

10	.34(3)(15)	License Software Addendum #9 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 1, 2002.

10	.35(15)	Master Technology License Agreement dated April 1, 1997 between Kyocera Corporation and Peerless Systems Corporation.

Exhibit
Number

10	.36(3)(15)	Licensed Software Addendum #1 to Master Technology License Agreement by and between Kyocera Corporation and the Company effective as of December 28, 1999.

10	.37(3)(15)	Amendment #3 to Licensed Software Addendum #1 to Master Technology License Agreement by and between Kyocera Corporation and the Company effective as of September 28, 2001.

10	.38(3)(15)	Licensed Software Addendum #3 to Master Technology License Agreement by and between Kyocera Mita Corporation and the Company effective as of May 1, 2002.

10	.39(3)(15)	Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc.

10	.40(3)(15)	Licensed System Addendum No. 1 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc.

10	.41(3)(15)	Licensed System Addendum No. 2 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc.

10	.42(3)(15)	Licensed System Addendum No. 3 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc. effective as of August 25, 2000.

10	.43(3)(15)	Attachment #1 to Licensed System Addendum #3 by and between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated March 1, 2001.

10	.44(3)(15)	Attachment #2 to Licensed System Addendum #3 by and between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated July 1, 2001.

10	.45(3)(15)	Licensed System Addendum No. 4 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc. effective as of February 1, 2002.

10	.46(15)	Master Technology License Agreement dated April 1, 2000 between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc.

10	.47(3)(15)	Licensed System Addendum #1 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. dated April 1, 2000.

10	.48(3)(15)	Licensed System Addendum #2 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc.

10	.49(3)(15)	Licensed System Addendum #3 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc.

10	.50(3)(15)	Attachment #1 to Licensed System Addendum #3 by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. dated May 1, 2001.

10	.51(3)(15)	Attachment #2 to Licensed System Addendum #3 by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. dated July 23, 2001.

10	.52(3)(15)	Licensed System Addendum #4 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. effective as of October 19, 2001.

10	.53(3)(15)	Licensed System Addendum #5 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. effective as of December 1, 2001.

10	.54(3)(15)	Licensed System Addendum #6 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. effective as of April 30, 2002.

10	.55(3)(15)	Nest Office SDK Development and Reseller Agreement Statement of Work 8 to BDA No. N-A-1 between and Novell, Inc. and Peerless Systems Networking effective as of August 17, 1999.

Exhibit
Number

10	.56(3)(15)	Amendment No. 1 to Nest Office SDK Development and Reseller Agreement Statement of Work 8 to BDA No. N-A-1 between and Novell, Inc. and Peerless Systems Networking effective as of August 17, 1999.

10	.57(15)	Business Development Agreement by and between Novell and Auco, Inc effective as of September 6, 1996.

10	.58(16)	Amendment No. 4 to Licensed System Addendum No. 4 dated February 1, 2002 by and between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated September 1, 2002.(15)

10	.59(16)	Amendment No. 3 to Postscript Software Development Agreement by and between Adobe Systems Incorporated and the Company dated October 25, 2002.

10	.60(3)(17)	Amendment No. 1 to Licensed System Agreement No. 7 dated November 1, 2001 by and between Konica Corporation and Peerless Systems Corporation dated January 1, 2003.

10	.61(3)(17)	Licensed System Agreement Addendum No. 10 to Master Technology License Agreement dated January 16, 2000 by and between Konica Corporation and Peerless Systems Corporation dated January 17, 2003.

10	.62(3)(17)	Licensed System Addendum #8 to Master Technology License Agreement dated April 1, 2000 by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. effective as of January 6, 2003.

10	.63(3)(18)	Amendment No. 4 to the Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of July 31, 2003.

10	.64(3)(18)	Amendment No. 10 to the Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of July 31, 2003.

10	.65(3)(19)	Amendment No. 5 to Licensed System Addendum No. 4 between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated February 1, 2002.

10	.66(3)(19)	Amendment No. 8 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of September 30, 2003.

10	.67(3)(19)	Amendment No. 9 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of September 15, 2003.

10	.68(3)(19)	Amendment No. 12 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of September 22, 2003.

10	.69(20)	Licensed Software Addendum No. 14 to Master Technology License Agreements dated January 16, 2000 and June 12, 1997 by and between KonicaMinolta Business Technologies, Inc. and Peerless Systems Corporation, effective as of October 31, 2003

10	.70(20)	Amendment #2 to the LSA #9 by and between KonicaMinolta Business Technologies, Inc. and Peerless Systems Corporation, effective as of November 1, 2003

10	.71(20)	Amendment No. 5 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of December 16, 2003.

10	.72(20)	Amendment No. 6 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of July 31, 2002.

10	.73(20)	Amendment No. 7 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of May 22, 2003.

Exhibit
Number

10	.74(20)	Amendment No. 11 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of February 9, 2004.

10	.75(20)	Amendment No. 14 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of December 16, 2003.

10	.76(20)	Amendment No. 15 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 6, 2004.

10	.77(2)(20)	Change in Control Agreement of Chief Executive Officer.

10	.78(2)(20)	Form of Change in Control Agreement of certain members of senior management.

10	.79(2)(20)	Form of Transaction Incentive Plan of certain members of senior management.

10	.80(21)	Amendment No. 16 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 6, 2004.

10	.81(21)	Licensed Software Addendum #5 to Master Technology License Agreement dated April 1, 1997, entered into as of February 17, 2004.

10	.82(21)	Amendment No. 19 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of April 1, 2004.

10	.83(22)	Amendment to Lease between BIT Holdings Forty-Eight, Inc. and Peerless Systems Imaging Products, Inc. as of October 1, 2004.

10	.84(22)	Amendment No. 17 to the Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, Effective as of 15 October, 2004.

10	.85(22)	Silicon Valley Bank Loan and Security Agreement between Silicon Valley Bank and Peerless Systems Corporation dated October 27, 2004.

10	.86(23)	Memorandum of Understanding by and between Kyocera Mita Corporation and Peerless Systems Corporation, effective as of February 1, 2005.

10	.87(23)	Amendment No. 21 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 1, 2005.

10.88		Confidential Separation Agreement and Mutual Release by and between Denis Retoske and Peerless Systems Corporation dated June 4, 2004.

10.89		Peerless/Consultant Consulting Agreement by and between Denis Retoske and Peerless Systems Corporation dated June 4, 2004.

10.90		Notice of Termination of Consulting Relationship Letter from Peerless Systems Corporation to Denis Retoske dated March 28, 2005.

21		Registrant’s Wholly-Owned Subsidiaries.

23.1		Consent of Independent Registered Public Accounting Firm.

24.1		Power of Attorney. Reference is made to the signature page to this Annual Report on Form 10-K.

31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed in the Company’s Registration Statement on Form S-1 (File No. 333-09357), as amended and incorporated herein by reference.

(2)	Management contract or compensatory plan or arrangement.

(3)	Subject to a Confidential Treatment Order.

(4)	Previously filed in the Company’s Current Report on Form 8-K, filed October 13, 1999, and incorporated herein by reference.

(5)	Previously filed in the Company’s 1998 Annual Report filed on Form 10-K, filed April 24, 1998, and incorporated herein by reference.

(6)	Previously filed in the Company’s 1999 Annual Report filed on Form 10-K, filed April 26, 1999, and incorporated herein by reference.

(7)	Previously filed in the Company’s Registration Statement on Form S-4 (File No. 333-77049) as amended and incorporated herein by reference.

(8)	Previously filed in the Company’s 2000 Annual Report filed on Form 10-K, filed April 28, 2000, and incorporated herein by reference.

(9)	Previously filed in the Company’s Current Report on Form 8-K, filed July 2, 2001, and incorporated herein by reference.

(10)	Previously filed in the Company’s Registration Statement on Form S-8 (File No. 333-73562), filed November 16, 2001, and incorporated herein by reference.

(11)	Previously filed in the Company’s Registration Statement on Form S-8 (File No. 333-57362), filed March 21, 2001, and incorporated herein by reference.

(12)	Previously filed in the Company’s Amendment No. 4 to its Registration Statement on Form S-3 (File No. 333-60284), filed July 27, 2001, and incorporated herein by reference.

(13)	Previously filed in the Company’s 2001 Annual Report filed on Form 10-K, filed May 1, 2001, and incorporated herein by reference.

(14)	Previously filed in the Company’s 2002 Annual Report on Form 10-K, filed May 1, 2002, and incorporated herein by reference.

(15)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2002, filed September 16, 2002, and incorporated herein by reference.

(16)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2002, filed December 16, 2002, and incorporated herein by reference.

(17)	Previously filed in the Company’s 2003 Annual Report on Form 10-K filed May 1, 2003, and incorporated herein by reference.

(18)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2003, filed September 15, 2003, and incorporated herein by reference.

(19)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2003, filed December 15, 2003, and incorporated herein by reference.

(20)	Previously filed in the Company’s 2004 Annual Report on Form 10-K filed April 30, 2004, and incorporated herein by reference.

(21)	Previously filed in the Company’s Quarterly Report for the period ended April 30, 2004, filed June 14, 2004, and incorporated herein by reference.

(22)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2004, filed December 15, 2004, and incorporated herein by reference.

(23)	Confidential treatment has been requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of May, 2005.

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

Signature	Title	Date

/s/ Howard J. Nellor Howard J. Nellor	Chief Executive Officer, President & Director (Principal Executive Officer)	May 2, 2005

/s/ Robert G. Barrett Robert G. Barrett	Director	May 2, 2005

/s/ Louis C. Cole Louis C. Cole	Director	May 2, 2005

/s/ Thomas G. Rotherham Thomas G. Rotherham	Director	May 2, 2005

/s/ William R. Neil William R. Neil	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	May 2, 2005

PEERLESS SYSTEMS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Peerless Systems Corporation
      We have audited the accompanying consolidated balance sheets of Peerless Systems Corporation as of January 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peerless Systems Corporation at January 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Los Angeles, California
March 17, 2005

PEERLESS SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended January 31,

	2005	2004	2003

	(In thousands, except per share amounts)
Revenues:
Product licensing	$18,163	$19,931	$24,856
Engineering services and maintenance	2,664	3,178	5,047
Other	2,251	2,145	1,854

Total revenues	23,078	25,254	31,757

Cost of revenues:
Product licensing	4,318	6,333	8,251
Engineering services and maintenance	3,353	3,066	2,850
Other	1,142	937	971

Total cost of revenues	8,813	10,336	12,072

Gross margin	14,265	14,918	19,685

Operating expenses:
Research and development	11,723	11,771	9,766
Sales and marketing	3,668	4,540	4,552
General and administrative	4,551	4,400	5,127

Total operating expenses	19,942	20,711	19,445

Income (loss) from operations	(5,677)	(5,793)	240

Interest income, net	23	138	374
Other income	—	1,490	—

Total other income	23	1,628	374

Income (loss) before provision for income taxes	(5,654)	(4,165)	614
Provision for income taxes	151	696	490

Net income (loss)	$(5,805)	$(4,861)	$124

Basic earnings (loss) per share	$(0.37)	$(0.31)	$0.01

Diluted earnings (loss) per share	$(0.37)	$(0.31)	$0.01

Weighted average common shares outstanding — basic	15,891	15,575	15,282

Weighted average common shares outstanding — diluted	15,891	15,575	15,722

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS

	January 31,

	2005	2004

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,099	$5,069
Short-term investments	1,397	4,341
Trade accounts receivable, less allowance for doubtful accounts of $125 and $141 in 2005 and 2004, respectively	2,037	6,146
Unbilled receivables	952	—
Inventory	688	2
Prepaid expenses and other current assets	397	620

Total current assets	10,570	16,178
Property and equipment, net	1,382	1,981
Other assets	695	1,148

Total assets	$12,647	$19,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$870	$897
Accrued wages	410	384
Accrued compensated absences	754	805
Accrued product licensing costs	2,364	2,834
Income taxes payable	8	469
Other current liabilities	462	428
Deferred revenue	897	1,323

Total current liabilities	5,765	7,140
Other liabilities	418	366

Total liabilities	6,183	7,506

Commitments
Stockholders’ equity:
Common stock, $.001 par value, 30,000 shares authorized, 16,172 and 15,866 shares issued and outstanding in 2005 and 2004, respectively	16	15
Additional paid-in capital	49,761	49,295
Accumulated deficit	(43,239)	(37,434)
Accumulated other comprehensive income	39	38
Treasury stock, 150 shares in 2005 and 2004	(113)	(113)

Total stockholders’ equity	6,464	11,801

Total liabilities and stockholders’ equity	$12,647	$19,307

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
	Common Stock		Treasury Stock		Additional		Other	Total
					Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

	(In thousands)
Balances, January 31, 2002	15,377	$15	150	$(113)	$48,789	$(32,697)	$—	$15,994
Issuance of common stock	—	—	—	—	30	—	—	30
Exercise of stock options	73	—	—	—	63	—	—	63
Net income	—	—	—	—	—	124	—	124

Balances, January 31, 2003	15,450	15	150	(113)	48,882	(32,573)	—	16,211
Issuance of common stock	294	—	—	—	317	—	—	317
Exercise of stock options	122	—	—	—	96	—	—	96
Comprehensive loss:
Net loss	—	—	—	—	—	(4,861)	—	(4,861)
Foreign currency translation adjustment	—	—	—	—	—	—	38	38

Total comprehensive loss								(4,823)

Balances, January 31, 2004	15,866	15	150	(113)	49,295	(37,434)	38	11,801
Issuance of common stock	251	1	—	—	337	—	—	338
Exercise of stock options	55	—	—	—	39	—	—	39
Non-employee stock option grants and modifications	—	—	—	—	66	—	—	66
Issuance of common stock warrants	—	—	—	—	24	—	—	24
Comprehensive loss:
Net loss	—	—	—	—	—	(5,805)	—	(5,805)
Foreign currency translation adjustment	—	—	—	—	—	—	1	1

Total comprehensive loss								(5,804)

Balances, January 31, 2005	16,172	$16	150	$(113)	$49,761	$(43,239)	$39	$6,464

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended January 31,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(5,805)	$(4,861)	$124
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation and amortization	1,567	1,375	1,510
Net gain from sublease termination	—	(938)	—
Gain from Netreon sale	—	(971)	—
Loss from lease amendment	—	—	725
Other	67	(54)	31
Changes in operating assets and liabilities:
Trade accounts receivable	4,109	(4,043)	3,215
Unbilled receivables	(952)	—	—
Inventory	(686)	—	—
Prepaid expenses and other assets	268	245	(885)
Accounts payable	(27)	209	(54)
Accrued product licensing costs	(470)	613	1,337
Deferred revenue	(426)	242	(746)
Other liabilities	(376)	(1,479)	(1,581)

Net cash provided (used) by operating activities	(2,731)	(9,662)	3,676

Cash flows from investing activities:
Purchases of property and equipment	(230)	(388)	(215)
Purchases of available-for-sale securities	(400)	(16,819)	(2,488)
Proceeds from sales of available-for-sale securities	3,344	16,162	2,407
Purchases of software licenses	(285)	(602)	(128)
Proceeds from sale of Netreon	—	971	—
Proceeds from sublease termination	—	639	—
Restricted cash	—	—	(20)

Net cash provided (used) by investing activities	2,429	(37)	(444)

Cash flows from financing activities:
Proceeds from issuance of common stock	338	317	30
Proceeds from exercise of common stock options	39	96	63
Payments for deferred costs for financing arrangement	(45)	—	—

Net cash provided by financing activities	332	413	93

Net increase (decrease) in cash and cash equivalents	30	(9,286)	3,325
Cash and cash equivalents, beginning of period	5,069	14,355	11,030

Cash and cash equivalents, end of period	$5,099	$5,069	$14,355

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$613	$1,325	$1,805
Interest	$—	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

1.	Organization, Business and Summary of Significant Accounting Policies:
      Organization and Business: Peerless Systems Corporation (“Peerless” or the “Company”) was incorporated in the state of California in April 1982 and reincorporated in the state of Delaware in September 1996. Peerless develops and licenses software-based digital imaging and networking systems and supporting electronic technologies and provides custom engineering services to Original Equipment Manufacturers (“OEMs”) of digital document products located primarily in the United States and Japan. Digital document products include printers, copiers, fax machines, scanners and color products, as well as multifunction products (“MFP”) that perform a combination of these imaging functions. In order to process digital text and graphics, digital document products rely on a core set of imaging software and supporting electronics, collectively known as a digital imaging system. Network interfaces supply the core technologies to digital document products that enable them to communicate over local area networks and the Internet.
      Liquidity: The Company has incurred losses from operations and has reported negative operating cash flows. As of January 31, 2005, the Company had an accumulated deficit of $43.2 million and cash and short-term investments of $6.5 million. The Company has no material financial commitments other than those under operating lease agreements. The Company believes that its existing cash and short-term investments, and any cash generated from operations will be sufficient to fund its working capital requirements, capital expenditures and other obligations through the next 12 months.
      The Company signed a three-year, $24.0 million agreement with Kyocera Mita Corporation subsequent to January 31, 2005 (see Note 19), which provides for quarterly payments of $2.0 million. The long term liquidity of the Company is dependent upon this agreement. Should the agreement be terminated, the Company’s cash flow assumptions would be materially affected, and the Company would need to scale its operations to match the decrease in cash flows and may need to raise additional capital. The Company also has established a credit facility with its bank, Silicon Valley Bank, which allows for short-term borrowing against outstanding receivables from certain of the Company’s customers. The credit facility will only provide coverage for short-term working capital needs and the Company may require additional long-term capital to finance working capital requirements.
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
      The Company grants credit terms in the normal course of business to its customers. The Company continuously monitors collections and payments from its customers and maintains allowances for doubtful accounts for estimated losses resulting from the inability of any customers to make required payments. Estimated losses are based primarily on specifically identified customer collection issues. If the financial condition of any of the Company’s customers, or the economy as a whole, were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Actual results have historically been consistent with management’s estimates.
      The Company’s recurring product licensing revenues are dependent, in part, on the timing and accuracy of product sales reports received from the Company’s OEM customers. These reports are provided only on a calendar quarter basis and, in any event, are subject to delay and potential revision by the OEM. Therefore, the Company is required to estimate all of the recurring product licensing revenues for the last month of each fiscal quarter and to further estimate all of its quarterly revenues from an OEM when the report from such OEM is not received in a timely manner. In the event the Company is unable to estimate such revenues accurately prior to reporting financial results, the Company may be required to adjust revenues in subsequent periods. Fiscal year 2005 revenues subject to such estimates were minimal.
      The valuation of the Company’s inventory is dependent on its ability to estimate the level of future sales of its Peerless Sierra Technologies based controllers. Although the Company believes that it has enough information to estimate such sales, the product’s sales history is short, and, if actual results differ from the estimates, the Company may be required to adjust its valuation of its inventory.
      Cash and Cash Equivalents: Cash and cash equivalents represent cash and highly liquid investments which mature within three months from date of purchase.
      Investments: The Company’s investments at January 31, 2005 and 2004 consisted of available-for-sale U.S. government debt, state and local government debt and corporate debt. Available-for-sale securities are carried at fair value. Unrealized gains and losses, if material, are reported as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included in results of operations. Realized gains and losses are calculated using the specific identification method and were not material to the Company’s results of operations in any period presented.
      Fair Value of Financial Investments: Cash and cash equivalents, accounts payable, and accrued liabilities are carried at cost, which management believes approximates fair value due to the short term maturity of these instruments. Investments, which are available-for-sale securities, are carried at fair value. Fair value of publicly traded investments is based on quoted market rates.
      Inventory: Inventory is accounted for on a specific identification basis. Inventory is carried at lower of cost or realizable value.

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share amounts)
      Property and Equipment: Property and equipment are stated at cost, less accumulated depreciation. Depreciation on property and equipment is calculated using the straight-line method as follows:

Computers and other equipment	3 to 5 years
Furniture	10 years
Leasehold improvements	Shorter of useful life or lease term
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

	Year Ended January 31,

	2005	2004	2003

Net income (loss) as reported	$(5,805)	$(4,861)	$124
Stock-based compensation, net of tax	(465)	(1,506)	(3,275)

Proforma net loss	$(6,270)	$(6,367)	$(3,151)

Net income (loss) per share as reported:
Basic	$(0.37)	$(0.31)	$0.01

Diluted	$(0.37)	$(0.31)	$0.01

Proforma net loss per share:
Basic	$(0.39)	$(0.41)	$(0.21)

Diluted	$(0.39)	$(0.41)	$(0.21)

      In determining the fair value, the Company used the Black-Scholes model, assumed no dividend per year, used expected lives ranging from 2 to 10 years, expected volatility of 75.0%, 71.7%, and 84.8% for the

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share amounts)
years ended January 31, 2005, 2004, and 2003, respectively, and risk free interest rates of 3.47%, 2.97%, and 3.71% for the years ended January 31, 2005, 2004, and 2003, respectively. The weighted average per share fair value of options granted during the year with exercise prices equal to market price on the date of grant was $0.81, $1.39, and $0.82 per share for the years ended January 31, 2005, 2004, and 2003, respectively.
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
      The Company also enters into engineering services contracts with certain of its OEMs to provide a turnkey solution, adapting the Company’s software and supporting electronics to specific OEM requirements. Revenues on such contracts are recognized over the course of the engineering work on a percentage-of-completion basis. Progress-to-completion under percentage-of-completion is determined based on direct costs, consisting primarily of labor and materials, expended on the arrangement. The Company provides for any anticipated losses on such contracts in the period in which such losses are first determinable. At January 31, 2005 and 2004, the Company had no significant loss contracts. The Company also provides engineering support based on a time-and-material basis. Revenues from this support are recognized as the services are performed.
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
      For fees on multiple element arrangements, values are allocated among the elements based on vendor specific objective evidence of fair value (“VSOE”). If VSOE does not exist, all revenue for the arrangement is deferred until the earlier of the point at which such VSOE does exist or all elements of the arrangement have been delivered. The Company generally establishes VSOE based upon standalone sales of similar products or services. If an arrangement includes software and service elements, a determination is made as to whether the service element can be accounted for separately as services are performed.
      The Company derives revenues from the sale of controllers for MFP devices. Peerless sells its controllers to certain OEM dealers for distribution to end users. Because it is a relatively new product, the Company has been unable to establish a history regarding returns of the products shipped. Therefore, the Company recognizes revenue only upon sales through to end users.
      Deferred revenue consists of prepayments of licensing fees, payments billed to customers in advance of revenue recognized on engineering services or support contracts, and shipments of controllers that have not

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share amounts)
been sold to end users. Unbilled receivables arise when the revenue recognized on engineering support or block license contracts exceeds billings due to timing differences related to billing milestones as specified in the contract.
      Research and Development Costs: Research and development costs are generally expensed as incurred. Costs to purchase software from third-parties for research and development that have identifiable alternative future uses (in research and development projects or otherwise) are capitalized as intangible assets and amortized over their expected useful life (see Note 6).
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
      Comprehensive Loss: In accordance with SFAS No. 130, “Reporting Comprehensive Income,” all components of comprehensive loss, including net losses, are reported in the financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s other comprehensive income for fiscal years January 31, 2005 and 2004 consisted of foreign currency translation gains and is reported in stockholders’ equity.
      Earnings Per Share: Basic earnings per share (“basic EPS”) is computed by dividing net income (loss) available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings per share (“diluted EPS”) is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares include outstanding options under the Company’s employee stock option plan (which are included under the treasury stock method) and any outstanding convertible securities. A reconciliation of basic EPS to diluted EPS is presented in Note 9 to the Company’s financial statements.
      Reclassifications: Certain previously reported financial information has been reclassified to conform to the fiscal 2005 presentation.
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
      Recent Accounting Pronouncements: On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB Opinion No. 25, “Accounting

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share amounts)
for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in Statement 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative.
      SFAS 123(R) must be adopted by the Company for fiscal years beginning after December 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS 123(R) on February 1, 2006. SFAS 123(R) permits companies to adopt its requirements using one of two methods.
      The first method is a modified prospective transition method whereby a company would recognize share-based employee costs from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are non-vested as of the effective date of SFAS 123(R) would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS 123.
      The second adoption method is a modified retrospective transition method whereby a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS 123(R) in accordance with the original provisions of SFAS 123, that is, an entity would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with SFAS 123. A company would not be permitted to make any changes to those amounts upon adoption of SFAS 123(R) unless those changes represent a correction of an error. For periods after the date of adoption of SFAS 123(R), the modified prospective transition method described above would be applied.
      The Company currently expects to adopt SFAS 123(R) using the modified prospective transition method, and expects the adoption to have an effect on its results of operations similar to the amounts reported historically in the Company’s footnotes (see Note 1) under the pro forma disclosure provisions of SFAS 123.

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
      In February, 2003, the Company sold its remaining interest in Netreon. As a result of the sale, the Company recorded in other income a gain of $971, net of expenses, associated with this transaction in the first quarter of fiscal year 2004 (see Note 14).

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share amounts)

3.	Investments:
      Investments available-for-sale at January 31 consisted of the following:

	2005	2004

Available-for-sale securities:
Maturities within one year:
Corporate debt securities	$1,397	$499
State and local government debt securities	—	403

	1,397	902

Maturities after one year through five years:
Corporate debt securities	—	2,218
State and local government debt securities	—	421
U.S. government debt securities	—	400

	—	3,039

Maturities after ten years:
U.S. government debt securities	—	400

Total investments	$1,397	$4,341

      As of January 31, 2004, the above available-for-sale securities include $3.4 million of investments with contractual maturities greater than one year which are classified on the consolidated balance sheets as current investments, based on the Company’s intention to use these investments to fund current operations, if necessary.
      The fair value of available-for-sale securities at January 31, 2005 and 2004 approximated their carrying value (amortized cost). Unrealized gains or losses on available-for-sale securities were immaterial for all periods presented.

4.	Inventory
      Inventory at January 31 consisted of the following:

	2005	2004

Raw material	$37	$—
Finished goods	651	2

Total inventory	$688	$2

      Inventory is stated at lower of cost or realizable value.

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share amounts)

5.	Property and Equipment:
      Property and equipment at January 31 consisted of the following:

	2005	2004

Computers and other equipment	$8,251	$8,036
Furniture	494	479
Leasehold improvements	2,378	2,378

	11,123	10,893
Less, accumulated depreciation and amortization	(9,741)	(8,912)

	$1,382	$1,981

      Property and equipment depreciation and amortization for the years ended January 31, 2005, 2004, and 2003 was $829, $1,018, and $1,321, respectively.
      During fiscal year 2003, the Company amended the building lease of its headquarters in California, resulting in a reduction of office space. The Company recorded charges of approximately $0.7 million for costs associated with the amendment of the lease and the write-off of certain leasehold improvements.
      In February 2003, a sublesee terminated a sublease that involved approximately 9,000 square feet of the Company’s California headquarters. As a result of the termination, the Company received $639 in cash and a forfeited deposit, which is included in other income. In addition, the Company received $299 in net fixed assets returned to the Company, which was classified as operating expenses, the same classification used in a prior period when a loss was recognized for the disposal of these same assets. The assets were recorded at fair market value. The total gain from the sublease termination was $938.

6.	Other Assets:
      In fiscal year 2004, the Company converted a royalty-bearing perpetual license to a fully paid-up perpetual license to use certain third party color technology to be incorporated into the Company’s high performance color architecture and products. The licensed technology is presently being applied in several of the Company’s research and development projects and will be incorporated into the Company’s new products. The Company determined this license has alternate future uses and has capitalized the cost as an intangible asset, included in other assets. The cost of $1,100 for this license is being amortized over a two-year period during its use on such projects and products. Accumulated amortization from the acquired prepaid licenses totaled $779 at January 31, 2005. For the years ended January 31, 2005 and 2004, the Company recorded amortization expense of $550 and $229, respectively. The remaining amortization expense of $321 will be recorded in fiscal year 2006.

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

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share amounts)
      Deferred revenues consisted of the following at January 31:

	2005	2004

Product licensing	$25	$63
Engineering services and maintenance	767	1,260
Other	105	—

	$897	$1,323

8.	Income Taxes:
      The income tax provision for the years ended January 31 consisted of:

	2005	2004	2003

Current:
Federal	$—	$(980)	$(1,621)
State	1	1	1
Foreign	150	1,675	2,110

	$151	$696	$490

      The foreign tax provision was comprised of foreign withholding taxes on license fees and royalty payments. On July 1, 2004, a new tax treaty between Japan and the United States went into effect. The new treaty generally eliminates the requirement of the Company’s Japanese customers to withhold income taxes on royalty payments due to Peerless. The impact was to nearly eliminate the Company’s provision for income taxes in the period since the treaty went into effect.
      The Company’s current income tax provision was benefited by approximately $980 and $1,080 for fiscal years 2004 and 2003, respectively, for the elimination of certain pending income tax matters and related liabilities. At January 31, 2005, the Company has no remaining liabilities related to these matters.
      Temporary differences for the years ended January 31, consisted of:

	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$5,130	$2,735
Accrued liabilities	308	326
Allowance for doubtful accounts	48	56
Property and equipment	560	119
Inventory	83	—
Deferred expenses	197	171
Tax credit carryforwards	9,353	6,862
Other	2	20

Total deferred tax assets	15,681	10,289
Deferred tax liabilities:
State income taxes	(1)	(1)

Subtotal	15,680	10,288
Valuation allowance	(15,680)	(10,288)

Net deferred income tax asset	$—	$—

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
      The provision for income taxes for the years ended January 31, differed from the amount that would result from applying the federal statutory rate as follows:

	2005	2004	2003

Statutory federal income tax rate	(34.0)%	(34.0)%	34.0%
Foreign provision	2.7	40.2	353.9
Other nondeductible expenses	0.3	0.5	2.5
State tax	(5.8)	(4.2)	5.8
Change in valuation allowance	50.9	25.5	(137.4)
Other	(11.4)	(11.3)	(176.9)

Provision for income taxes	2.7%	16.7%	81.9%

      As of January 31, 2005, the Company had net operating loss carryforwards available to reduce future federal and state income of approximately $13,673 and $8,248, respectively, which will begin to expire in fiscal years 2021 for federal and 2006 for state. In addition, as of January 31, 2005, the Company had tax credit carryforwards available to reduce future income tax liabilities of approximately $9,353, which will begin to expire in fiscal year 2006. Utilization of the net operating loss and tax carryforwards will be subject to an annual limitation if a change in the Company’s ownership should occur as defined by Section 382 and Section 383 of the Internal Revenue Code.

9.	Earnings (Loss) Per Share:
      Earnings (loss) per share for the years ended January 31, is calculated as follows:

	2005			2004			2003

			Per			Per			Per
	Net		Share	Net		Share	Net		Share
	Loss	Shares	Amount	Loss	Shares	Amount	Income	Shares	Amount

Basic EPS
Earnings (loss) available to common stock holders	$(5,805)	15,891	$(0.37)	$(4,861)	15,575	$(0.31)	$124	15,282	$0.01

Effect of Dilutive Securities
Options							—	440

Diluted EPS
Earnings (loss) available to common stockholders with assumed conversions	$(5,805)	15,891	$(0.37)	$(4,861)	15,575	$(0.31)	$124	15,722	$0.01

      The Company has certain common stock options and warrants that are not included in the calculation of diluted earnings (loss) per share in fiscal years 2005 and 2004 because the effects are antidilutive.

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
      The following represents option activity for the years ended January 31 under the 1992 Stock Option Plan:

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Per Share		Per Share		Per Share
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Options outstanding at beginning of year	21	$1.56	22	$1.51	29	$1.29
Options granted	—		—		—
Options exercised	—		(1)	$0.53	(7)	$0.53
Options forfeited	(3)	$1.43	—		—

Options outstanding at year-end	18	$1.59	21	$1.56	22	$1.51

Options exercisable at year-end	18	$1.59	21	$1.56	22	$1.51

Options available for future grant	—

Weighted average remaining contractual life in years	1.0

Range of per share exercise prices for options outstanding at year-end	$1.43 - $1.65

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

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share amounts)
      The following represents option activity under the Incentive Plan for the years ended January 31:

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Per Share		Per Share		Per Share
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Options outstanding at beginning of year	3,081	$2.71	3,121	$2.82	2,735	$3.68
Options granted	963	$1.33	266	$2.34	794	$1.23
Options exercised	(55)	$0.73	(121)	$0.78	(66)	$0.89
Options forfeited	(234)	$3.86	(185)	$1.65	(342)	$3.12

Options outstanding at year-end	3,755	$2.30	3,081	$2.70	3,121	$2.82

Options exercisable at year-end	2,176	$2.99	1,849	$3.60	1,532	$4.32

Options available for future grant	284

Weighted average remaining contractual life in years	6.7

Range of per share exercise prices for options outstanding at year-end	$0.39-$22.38

      For various price ranges, weighted average characteristics of outstanding stock options under the Incentive Plan at January 31, 2005 were as follows:

	Outstanding Options			Exercisable Options

		Weighted	Weighted		Weighted
		Average	Average		Average
	Shares	Remaining	Per Share	Shares	Per Share
	Under	Life	Exercise	Under	Exercise
	Option	(Years)	Price	Option	Price

$0.00 to $1.00	609	5.8	$0.74	471	$0.73
$1.00 to $1.25	477	6.8	$1.16	313	$1.17
$1.25 to $1.50	1,440	8.6	$1.33	309	$1.37
$1.50 to $2.00	482	4.6	$1.65	458	$1.64
$2.00 to $2.25	110	8.1	$2.10	29	$2.10
$2.25 to $5.00	346	5.2	$3.68	305	$3.76
$5.00 to $22.38	291	3.6	$11.76	291	$11.76

Total	3,755			2,176

      Other Stock Options: During fiscal year 2005, the Company granted stock options to two non-employees of the Company in connection with an agreement with the non-employees to provide services to the Company. The stock options are for the purchase 25 shares at an exercise price of $3.27 and 25 shares at an exercise price of $4.27. The options are fully vested and expire on May 24, 2014. The fair value of the options was recorded as an operating expense at the time of grant. The fair value of the options was $31 and was determined using the Black-Scholes method.
      In connection with an employee separation agreement entered into during fiscal year 2005, the Company accelerated the vesting and extended the terms of stock options held by this employee. The Company recorded compensation expense of $35 related to these modifications.

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share amounts)
      Employee Stock Purchase Plan: In July 1996, the Company’s Board of Directors approved the Employee Stock Purchase Plan (the “Purchase Plan”) covering an aggregate of 300 shares of the Company’s common stock. An additional 500 shares were approved by the stockholders in June 2000, with an additional 1,000 shares approved in June 2002. Under the Purchase Plan, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following the adoption of the Purchase Plan. The offering period for any offering will be no more than 27 months. Plan offering periods have been six months since the inception of the plan. Employees are eligible to participate if they are employed by the Company or an affiliate of the Company designated by the Board of Directors and meet eligibility standards established by the Board of Directors. Employees who participate in an offering can have up to 15% of their earnings withheld pursuant to the Purchase Plan and applied, on specified dates determined by the Board of Directors, to the purchase of shares of common stock. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date or the purchase date of each offering period. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company and its affiliates. The Purchase Plan will terminate at the Board of Directors’ discretion.
      Under the Purchase Plan, during the years ended January 31, 2005 and 2004, employees purchased 251 and 294 shares of common stock at weighted average per share prices of $1.35 and $1.09, respectively. No purchases were made by employees during fiscal year 2003. As of January 31, 2005, 633 shares remained available for purchase under the Purchase Plan.
      Warrants: On October 27, 2004, the Company issued to Silicon Valley Bank (SVB) warrants to purchase 31 shares of the Company’s common stock at a warrant price of $1.31 per share. The warrants were issued in connection with the establishment of a credit facility with SVB for borrowings to be made against the Company’s receivables (See Note 18). The warrants expire on October 27, 2009. As of January 31, 2005, all warrants remained outstanding. The fair value of the warrants was capitalized as a financing cost and is being amortized over the one-year term of the credit facility. The fair value of the warrants was $24 and was determined using the Black-Scholes method.

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
      The Company maintains an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code (the “Code”) for all of the Peerless full-time employees. The plan allows employees to make specified percentage pretax contributions up to the maximum dollar limitation prescribed by the Code. The Company has the option to contribute to the plan up to a maximum of $2,000 per employee per year. Company contributions to the plan during the years ended January 31, 2005, 2004, and 2003 were $163, $176, and $151, respectively.

13.	Segment Reporting:
      The Company operates in one reportable business segment, Imaging. Peerless provides software-based digital imaging and networking technology for digital document products and provides directory and management software for networked storage devices and integrates proprietary software into enterprise networks of original equipment manufacturers.
      The Company’s long-lived assets are located principally in the United States. The Company’s revenues for the years ended January 31, which are transacted in U.S. dollars, are derived based on sales to customers in the following geographic regions:

	Years Ended January 31,

	2005	2004	2003

United States	$3,384	$3,255	$3,599
Japan	19,673	21,912	27,584
Other	21	87	574

	$23,078	$25,254	$31,757

14.	Other Income:
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

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share amounts)

15.	Commitments:
      Operating Leases: The Company leases its offices and certain operating equipment under operating leases that expire through fiscal year 2011. The principal operating leases covering the Company’s office space contain certain predetermined rent increases calculated at the inception of the lease based on the lessor’s estimate of expected increases in the fair market value of the leased space. These leases provide for renewal options of one to five years, at then fair rental value. Future minimum rental payments under long-term operating leases for the years ending January 31 are as follows:

Operating
Leases

2006	$1,243
2007	1,399
2008	1,307
2009	136
2010	142
Thereafter	49

$4,276

      Total rental expense, net of sublease income, was $1,369, $1,372, and $1,226 for the years ended January 31, 2005, 2004, and 2003, respectively.
      The Company has outstanding purchase orders of approximately $155 for materials and services at the end of fiscal year 2005.

16.	Risks and Uncertainties:
      Concentration of Credit Risk: The Company had cash and certificates of deposit on deposit at banks at certain times throughout the year that was in excess of federally insured limits.
      The Company’s credit risk in accounts receivable, which are generally not collateralized, is concentrated with customers which are OEMs of laser printers and printer peripheral technologies. The financial loss, should a customer be unable to meet its obligation to the Company, would be equal to the recorded accounts receivable. At January 31, 2005, three customers collectively represented 69% of total trade accounts receivable and at January 31, 2004, four customers collectively represented 86%. For the years ended January 31 the following customers, not necessarily the same from year to year, represented greater than ten percent of total revenues:

	2005		2004		2003

Customer A	$6,567	28%	$7,688	30%	$7,458	24%
Customer B	2,984	13%	4,666	19%	7,448	23%
Customer C	2,653	12%	2,946	12%	—
Customer D	2,400	10%	—		—

	$14,604	63%	$15,300	61%	$14,906	47%

      A significant portion of the Company’s revenue is generated from the sale of block licenses. Block license revenue represented 56%, 63%, and 65% of total revenue for the fiscal years 2005, 2004, and 2003.
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

17.	Related Party Transactions:
      In fiscal years 2005 and 2004, the Company engaged a consulting firm controlled by an officer of the Company to provide sales and marketing services. Sales and marketing expenses for the years ended January 31, 2005 and 2004 included $115 and $220, respectively, for the services performed by this related entity. No such expenses were incurred in fiscal year 2003. No significant balances were owed to the entity at January 31, 2005 or 2004.

18.	Credit Facility:
      On October 27, 2004, the Company entered into a credit facility with Silicon Valley Bank. The facility allows the Company to borrow up to a maximum of $4.0 million against qualified accounts receivable. Any borrowings against this facility would be made at prime plus 2.75% and are repaid with the collection of the individual receivable financed. The Company is required to maintain a quarterly tangible net worth. The cost of the facility, including the fair value of warrants issued (see Note 10), was $69, which has been capitalized and will be amortized over the term of the agreement, which is one year. At January 31, 2005, there were no outstanding amounts owed against the facility, and, based on eligible receivables as of that date, $2.0 million was available for borrowing.

19.	Subsequent Event:
      On March 1, 2005, the Company entered into a Memorandum of Understanding (“MOU”) with Kyocera Mita Corporation (“Kyocera Mita”) to provide non-exclusive engineering services and high-performance imaging technologies for use in a forthcoming line of Kyocera Mita printers and multi-function products. Pursuant to the MOU, Kyocera Mita has agreed to pay Peerless an aggregate of $24.0 million, which will be paid in $2.0 million quarterly payments over the initial three-year term of the MOU with the first payment to be made no later than April 29, 2005. Peerless is also eligible for certain performance incentives and will be due license fees from Kyocera Mita for all Peerless and its third-party technologies that are incorporated into Kyocera Mita products. The MOU, which states that it is binding, is effective as of February 1, 2005, and extends to January 31, 2008. The MOU will automatically renew on an annual basis after January 31, 2008, unless terminated by either party.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Allowances for Uncollectible Accounts Receivable:	of Period	Expenses	Deductions(a)	Period

	(In thousands)
Year Ended January 31, 2003
Reserves deducted from assets to which they apply:
Allowances for uncollectible accounts receivable	$100	$110	$(8)	$202
Year Ended January 31, 2004
Reserves deducted from assets to which they apply:
Allowances for uncollectible accounts receivable	$202	$(61)	$—	$141
Year Ended January 31, 2005
Reserves deducted from assets to which they apply:
Allowances for uncollectible accounts receivable	$141	$15	$(31)	$125

(a)	Accounts written off, net of recoveries.

S-1

EXHIBIT INDEX

Exhibit
Number

3	.1(1)	Certificate of Incorporation of the Company.

3	.2(9)	Amended and Restated Bylaws of the Company.

4.1		Instruments defining the rights of security holders. Reference is made to Exhibits 3.1 and 3.2.

4	.2(4)	Rights Agreement, dated October 7, 1998, between the Company and Wells Fargo Shareowner Services, a division of Wells Fargo Bank Minnesota, N.A., formerly known as Norwest Shareowner Services, as Rights Agent.

10	.1(10)(2)	1996 Equity Incentive Plan, as amended and form of stock option agreements thereunder.

10	.2(11)(2)	1996 Employee Stock Purchase Plan, as amended.

10	.3(1)(3)	Reference Post Appendix No. 2 to the Adobe Third Party License dated February 11, 1993.

10	.4(1)	Amendment No. 1 to the Adobe Third Party License dated November 29, 1993.

10	.5(1)(3)	PCL Development and License Agreement (the “PCL License”) dated June 14, 1993, between the Registrant and Adobe.

10	.6(1)(3)	Amendment No. 1 to the PCL License dated October 31, 1993.

10	.7(1)(3)	Letter Modification to the PCL License dated August 5, 1994.

10	.8(1)(3)	Addendum No. 1 to the PCL License dated March 31, 1995.

10	.9(1)(3)	Letter Modification to the PCL License dated August 30, 1995.

10	.10(1)	Lease Agreement between the Company and Continental Development Corporation dated February 6, 1992, and Addendum, dated February 6, 1992.

10	.11(1)	First Amendment to Office Lease dated December 1, 1995, between the Company and Continental Development Corporation.

10	.12(5)	Second Amendment to Office Lease dated April 8, 1997, between the Company and Continental Development Corporation.

10	.13(5)	Third Amendment to Office Lease dated December 16, 1997, between the Company and Continental Development Corporation.

10	.14(6)	Fourth Amendment to Office Lease dated April 22, 1998, between the Company and Continental Development Corporation.

10	.15(7)	Agreement and Plan of reorganization and Merger by and among Peerless Systems Corporation, Auco Merger and Auco, Inc. dated as of April 6, 1999.

10	.16(8)	Marubun Supplier/Distribution Agreement dated December 14, 1999.

10	.17(8)	Lease PSN McKelvy Family Trust (386 Main Street) Standard Industrial/Commercial Single-Tenant dated March 14, 1997.

10	.18(8)	Lease PSIP Kent Centennial Limited Partnership dated January 31, 1996.

10	.19(2)(12)	Form of Indemnification Agreement, effective as of March 12, 2001.

10	.20(13)	Settlement Agreement and Mutual Release dated April 11, 2001 between Peerless Systems Corporation and Gordon L. Hanson.

10	.21(9)	Settlement Agreement and Mutual Release, effective as of April 27, 2001, by and among the State of Wisconsin Investment Board, Peerless Systems Corporation and Edward A. Gavaldon.

10	.22(14)	Series A Preferred Stock Purchase Agreement dated January 29, 2002 by and among Netreon, Inc., a Delaware corporation, Netreon, Inc., a California corporation and each of the several purchasers named therein.

10	.23(14)	Series A Preferred Stock Contribution Agreement dated January 29, 2002 by and between Netreon, Inc., a Delaware corporation and Peerless Systems Corporation.

Exhibit
Number

10	.24(3)(15)	Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and the Company effective as of July 23, 1999.

10	.25(3)(15)	Custom Sales Agreement between the Company and International Business Machines effective as of April 23, 2001.

10	.26(3)(15)	Master Technology License Agreement dated January 16, 2000 between Konica Corporation and Peerless Systems Corporation.

10	.27(3)(15)	License Software Addendum #1 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 16, 2000.

10	.28(3)(15)	License Software Addendum #2 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 19, 2000.

10	.29(3)(15)	License Software Addendum #3 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of July 21, 2000.

10	.30(3)(15)	License Software Addendum #4 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of March 1, 2001.

10	.31(3)(15)	License Software Addendum #5 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of July 1, 2001.

10	.32(3)(15)	License Software Addendum #7 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 1, 2002.

10	.33(3)(15)	License Software Addendum #8 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 1, 2002.

10	.34(3)(15)	License Software Addendum #9 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 1, 2002.

10	.35(15)	Master Technology License Agreement dated April 1, 1997 between Kyocera Corporation and Peerless Systems Corporation.

10	.36(3)(15)	Licensed Software Addendum #1 to Master Technology License Agreement by and between Kyocera Corporation and the Company effective as of December 28, 1999.

10	.37(3)(15)	Amendment #3 to Licensed Software Addendum #1 to Master Technology License Agreement by and between Kyocera Corporation and the Company effective as of September 28, 2001.

10	.38(3)(15)	Licensed Software Addendum #3 to Master Technology License Agreement by and between Kyocera Mita Corporation and the Company effective as of May 1, 2002.

10	.39(3)(15)	Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc.

10	.40(3)(15)	Licensed System Addendum No. 1 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc.

10	.41(3)(15)	Licensed System Addendum No. 2 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc.

10	.42(3)(15)	Licensed System Addendum No. 3 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc. effective as of August 25, 2000.

10	.43(3)(15)	Attachment #1 to Licensed System Addendum #3 by and between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated March 1, 2001.

10	.44(3)(15)	Attachment #2 to Licensed System Addendum #3 by and between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated July 1, 2001.

10	.45(3)(15)	Licensed System Addendum No. 4 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc. effective as of February 1, 2002.

10	.46(15)	Master Technology License Agreement dated April 1, 2000 between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc.

Exhibit
Number

10	.47(3)(15)	Licensed System Addendum #1 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. dated April 1, 2000.

10	.48(3)(15)	Licensed System Addendum #2 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc.

10	.49(3)(15)	Licensed System Addendum #3 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc.

10	.50(3)(15)	Attachment #1 to Licensed System Addendum #3 by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. dated May 1, 2001.

10	.51(3)(15)	Attachment #2 to Licensed System Addendum #3 by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. dated July 23, 2001.

10	.52(3)(15)	Licensed System Addendum #4 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. effective as of October 19, 2001.

10	.53(3)(15)	Licensed System Addendum #5 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. effective as of December 1, 2001.

10	.54(3)(15)	Licensed System Addendum #6 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. effective as of April 30, 2002.

10	.55(3)(15)	Nest Office SDK Development and Reseller Agreement Statement of Work 8 to BDA No. N-A-1 between and Novell, Inc. and Peerless Systems Networking effective as of August 17, 1999.

10	.56(3)(15)	Amendment No. 1 to Nest Office SDK Development and Reseller Agreement Statement of Work 8 to BDA No. N-A-1 between and Novell, Inc. and Peerless Systems Networking effective as of August 17, 1999.

10	.57(15)	Business Development Agreement by and between Novell and Auco, Inc effective as of September 6, 1996.

10	.58(16)	Amendment No. 4 to Licensed System Addendum No. 4 dated February 1, 2002 by and between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated September 1, 2002.(15)

10	.59(16)	Amendment No. 3 to Postscript Software Development Agreement by and between Adobe Systems Incorporated and the Company dated October 25, 2002.

10	.60(3)(17)	Amendment No. 1 to Licensed System Agreement No. 7 dated November 1, 2001 by and between Konica Corporation and Peerless Systems Corporation dated January 1, 2003.

10	.61(3)(17)	Licensed System Agreement Addendum No. 10 to Master Technology License Agreement dated January 16, 2000 by and between Konica Corporation and Peerless Systems Corporation dated January 17, 2003.

10	.62(3)(17)	Licensed System Addendum #8 to Master Technology License Agreement dated April 1, 2000 by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. effective as of January 6, 2003.

10	.63(3)(18)	Amendment No. 4 to the Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of July 31, 2003.

10	.64(3)(18)	Amendment No. 10 to the Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of July 31, 2003.

10	.65(3)(19)	Amendment No. 5 to Licensed System Addendum No. 4 between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated February 1, 2002.

Exhibit
Number

10	.66(3)(19)	Amendment No. 8 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of September 30, 2003.

10	.67(3)(19)	Amendment No. 9 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of September 15, 2003.

10	.68(3)(19)	Amendment No. 12 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of September 22, 2003.

10	.69(20)	Licensed Software Addendum No. 14 to Master Technology License Agreements dated January 16, 2000 and June 12, 1997 by and between KonicaMinolta Business Technologies, Inc. and Peerless Systems Corporation, effective as of October 31, 2003

10	.70(20)	Amendment #2 to the LSA #9 by and between KonicaMinolta Business Technologies, Inc. and Peerless Systems Corporation, effective as of November 1, 2003

10	.71(20)	Amendment No. 5 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of December 16, 2003.

10	.72(20)	Amendment No. 6 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of July 31, 2002.

10	.73(20)	Amendment No. 7 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of May 22, 2003.

10	.74(20)	Amendment No. 11 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of February 9, 2004.

10	.75(20)	Amendment No. 14 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of December 16, 2003.

10	.76(20)	Amendment No. 15 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 6, 2004.

10	.77(2)(20)	Change in Control Agreement of Chief Executive Officer.

10	.78(2)(20)	Form of Change in Control Agreement of certain members of senior management.

10	.79(2)(20)	Form of Transaction Incentive Plan of certain members of senior management.

10	.80(21)	Amendment No. 16 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 6, 2004.

10	.81(21)	Licensed Software Addendum #5 to Master Technology License Agreement dated April 1, 1997, entered into as of February 17, 2004.

10	.82(21)	Amendment No. 19 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of April 1, 2004.

10	.83(22)	Amendment to Lease between BIT Holdings Forty-Eight, Inc. and Peerless Systems Imaging Products, Inc. as of October 1, 2004.

10	.84(22)	Amendment No. 17 to the Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, Effective as of 15 October, 2004.

10	.85(22)	Silicon Valley Bank Loan and Security Agreement between Silicon Valley Bank and Peerless Systems Corporation dated October 27, 2004.

Exhibit
Number

10	.86(23)	Memorandum of Understanding by and between Kyocera Mita Corporation and Peerless Systems Corporation, effective as of February 1, 2005.

10	.87(23)	Amendment No. 21 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 1, 2005.

10.88		Confidential Separation Agreement and Mutual Release by and between Denis Retoske and Peerless Systems Corporation dated June 4, 2004.

10.89		Peerless/Consultant Consulting Agreement by and between Denis Retoske and Peerless Systems Corporation dated June 4, 2004.

10.90		Notice of Termination of Consulting Relationship Letter from Peerless Systems Corporation to Denis Retoske dated March 28, 2005.

21		Registrant’s Wholly-Owned Subsidiaries.

23.1		Consent of Independent Registered Public Accounting Firm.

24.1		Power of Attorney. Reference is made to the signature page to this Annual Report on Form 10-K.

31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed in the Company’s Registration Statement on Form S-1 (File No. 333-09357), as amended and incorporated herein by reference.

(2)	Management contract or compensatory plan or arrangement.

(3)	Subject to a Confidential Treatment Order.

(4)	Previously filed in the Company’s Current Report on Form 8-K, filed October 13, 1999, and incorporated herein by reference.

(5)	Previously filed in the Company’s 1998 Annual Report filed on Form 10-K, filed April 24, 1998, and incorporated herein by reference.

(6)	Previously filed in the Company’s 1999 Annual Report filed on Form 10-K, filed April 26, 1999, and incorporated herein by reference.

(7)	Previously filed in the Company’s Registration Statement on Form S-4 (File No. 333-77049) as amended and incorporated herein by reference.

(8)	Previously filed in the Company’s 2000 Annual Report filed on Form 10-K, filed April 28, 2000, and incorporated herein by reference.

(9)	Previously filed in the Company’s Current Report on Form 8-K, filed July 2, 2001, and incorporated herein by reference.

(10)	Previously filed in the Company’s Registration Statement on Form S-8 (File No. 333-73562), filed November 16, 2001, and incorporated herein by reference.

(11)	Previously filed in the Company’s Registration Statement on Form S-8 (File No. 333-57362), filed March 21, 2001, and incorporated herein by reference.

(12)	Previously filed in the Company’s Amendment No. 4 to its Registration Statement on Form S-3 (File No. 333-60284), filed July 27, 2001, and incorporated herein by reference.

(13)	Previously filed in the Company’s 2001 Annual Report filed on Form 10-K, filed May 1, 2001, and incorporated herein by reference.

(14)	Previously filed in the Company’s 2002 Annual Report on Form 10-K, filed May 1, 2002, and incorporated herein by reference.

(15)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2002, filed September 16, 2002, and incorporated herein by reference.

(16)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2002, filed December 16, 2002, and incorporated herein by reference.

(17)	Previously filed in the Company’s 2003 Annual Report on Form 10-K filed May 1, 2003, and incorporated herein by reference.

(18)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2003, filed September 15, 2003, and incorporated herein by reference.

(19)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2003, filed December 15, 2003, and incorporated herein by reference.

(20)	Previously filed in the Company’s 2004 Annual Report on Form 10-K filed April 30, 2004, and incorporated herein by reference.

(21)	Previously filed in the Company’s Quarterly Report for the period ended April 30, 2004, filed June 14, 2004, and incorporated herein by reference.

(22)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2004, filed December 15, 2004, and incorporated herein by reference.

(23)	Confidential treatment has been requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission.