Form 10-Q
period 2005-04-30
PEERLESS SYSTEMS CORP
filed 2005-06-14
CIK 897893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
      The number of shares of Common Stock outstanding as of June 8, 2005 was 16,413,019.

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
      These forward-looking statements are just projections and estimations based upon the information available to the Company at this time. Thus they involve known and unknown factors and trends affecting Peerless and its business such that actual results could differ materially from those projected in the forward-looking statements made in this Quarterly Report on Form 10-Q. Risks and uncertainties include, but are not limited to: (a) if Kyocera-Mita Corporation and the Company do not enter into definitive agreements relating to the Memorandum of Understanding (“MOU”) between the companies, it may harm the Company’s financial results; (b) under new regulations required by the Sarbanes-Oxley Act of 2002, an adverse opinion on internal controls over financial reporting could be issued by the Company’s independent registered public accounting firm, and this could have a negative impact on the Company’s stock price; (c) recent and proposed regulations related to equity incentives could adversely affect the Company’s ability to attract and retain key personnel; (d) the impact of Microsoft’s “Longhorn” operating system could have an adverse impact on the Company’s future licensing revenues; (e) the Company’s near term revenue may drop as a result of the timing of licensing revenues and the reduced demand for its existing monochrome technologies; (f) if the Company is unable to achieve its expected level of sales of Peerless Sierra Technologies, the Company’s future revenue and operating results may be harmed; (g) if the marketplace does not accept Peerless’ new Peerless Sierra Technologies, the Company’s future revenue and operating results may be harmed; (h) the Company’s forecasts for its Everest controller may not be realized, and losses for the disposition of excess inventories may result; (i) the Company’s existing capital resources may not be sufficient and if Peerless is unable to raise additional capital, the Company’s business may suffer; (j) Peerless has a history of losses; (k) the future demand for the Company’s current products is uncertain; (l) Peerless relies on relationships with certain customers and any adverse change in those relationships will harm the Company’s business; (m) Peerless relies on relationships with Adobe Systems Incorporated and Novell Inc., and any adverse change in those relationships will harm the Company’s business; (n) the Company, as a sublicensor of third party intellectual property, is subject to audits of the Company’s licensing fee costs; and (o) the Company has negotiated with Adobe Systems Incorporated and Canon Inc. to remedy a contract dispute, which, if not remedied, could result in the loss of the Adobe agreement and harm to the Company’s business. Please see pages 17 through 25 of this Quarterly Report on Form 10-Q for a more in depth discussion of these factors and trends affecting Peerless and its business.
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

PEERLESS SYSTEMS CORPORATION
TRADEMARKS
      Peerless®, Memory Reduction Technology® (MRT), PeerlessPowered®, PeerlessPrint®, AccelePrint®, SyntheSys®, QuickPrint®, PerfecTone® and VersaPage® are registered trademarks of Peerless Systems Corporation. Everesttm is a trademark of Peerless Systems Corporation and is the subject of an application pending for registration with the United States Patent and Trademark Office. MagicPrinttm, PeerlessPagetm, ImageWorkstm, PeerlessDrivertm, PeerlessColortm, PeerlessTrappingtm, and WebWorkstm are trademarks of Peerless Systems Corporation. Peerless Systems, P logo, and Peerless logo are trademarks and service marks of Peerless Systems Corporation registered in Japan. Peerless is a trademark of Peerless Systems Corporation that is registered in Australia, France, Hong Kong, Spain, Taiwan, and the United Kingdom, and is the subject of applications for registration pending in China, the European Union, Italy, and Korea. PeerlessPrint is a trademark of Peerless Systems Corporation that is the subject of an application for registration pending in Japan. PeerlessPrint (in Katakana) is a trademark of Peerless Systems Corporation that is the subject of an application for registration pending in Japan. Everest is a trademark of Peerless Systems Corporation that is registered in Korea and is the subject of an application for registration pending in the People’s Republic of China, Japan, and the European Union.

PART I — FINANCIAL INFORMATION

Item 1 —	Financial Statements.
PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 30,	January 31,
	2005	2005

ASSETS
Current assets:
Cash and cash equivalents	$5,362	$5,099
Short-term investments	1,384	1,397
Trade accounts receivable, net	4,166	2,037
Unbilled receivables	101	952
Inventory	662	688
Prepaid expenses and other current assets	451	397

Total current assets	12,126	10,570
Property and equipment, net	1,284	1,382
Other assets	435	695

Total assets	$13,845	$12,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$472	$870
Accrued wages	662	410
Accrued compensated absences	827	754
Accrued product licensing costs	2,150	2,364
Other current liabilities	480	470
Deferred revenue	1,533	897

Total current liabilities	6,124	5,765
Other liabilities	409	418

Total liabilities	6,533	6,183

Stockholders’ equity:
Common stock	16	16
Additional paid-in capital	50,198	49,761
Accumulated deficit	(42,825)	(43,239)
Accumulated other comprehensive income	36	39
Treasury stock	(113)	(113)

Total stockholders’ equity	7,312	6,464

Total liabilities and stockholders’ equity	$13,845	$12,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended
	April 30,

	2005	2004

Revenues:
Product licensing	$2,922	$1,909
Engineering services and maintenance	3,170	898
Hardware sales	1,123	686

Total revenues	7,215	3,493

Cost of revenues:
Product licensing	721	419
Engineering services and maintenance	1,970	1,048
Hardware sales	608	272

Total cost of revenues	3,299	1,739

Gross margin	3,916	1,754

Operating expenses:
Research and development	1,262	3,378
Sales and marketing	940	1,216
General and administrative	1,277	1,169

Total operating expenses	3,479	5,763

Income (loss) from operations	437	(4,009)
Other income (expense)	(21)	15

Income (loss) before income taxes	416	(3,994)
Provision for income taxes	2	118

Net income (loss)	$414	$(4,112)

Basic earnings (loss) per share	$0.03	$(0.26)

Diluted earnings (loss) per share	$0.02	$(0.26)

Weighted average common shares outstanding — basic	16,215	15,784

Weighted average common shares outstanding — diluted	17,294	15,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	April 30,

	2005	2004

Cash flows from operating activities:
Net income (loss)	$414	$(4,112)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation and amortization	376	387
Other	24	(8)
Changes in operating assets and liabilities:
Trade accounts receivables	(2,129)	4,603
Unbilled receivables	851	—
Inventory	26	—
Prepaid expenses and other assets	150	(227)
Accounts payable	(398)	119
Accrued product licensing costs	(214)	(1,265)
Deferred revenue	636	(313)
Other liabilities	326	(398)

Net cash provided (used) by operating activities	62	(1,214)

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(395)
Proceeds from sales of available-for-sale securities	—	449
Purchases of property and equipment	(89)	(180)
Purchases of software licenses	(147)	(178)

Net cash used by investing activities	(236)	(304)

Cash flows from financing activities:
Proceeds from issuance of common stock	163	172
Proceeds from exercise of common stock options	274	18

Net cash provided by financing activities	437	190

Net increase (decrease) in cash and cash equivalents	263	(1,328)
Cash and cash equivalents, beginning of period	5,099	5,069

Cash and cash equivalents, end of period	$5,362	$3,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation:
      The accompanying unaudited condensed consolidated financial statements of Peerless Systems Corporation (the “Company” or “Peerless”) have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on May 2, 2005. The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.

2.	Significant Accounting Policies:
      Liquidity: Historically, the Company has incurred losses from operations and has reported negative operating cash flows. As of April 30, 2005, the Company had an accumulated deficit of $42.8 million and cash and short-term investments of $6.7 million. The Company had no material financial commitments other than those under operating lease agreements. Subsequent to April 30, 2005, the Company made a commitment under a purchase order of $401,000 for the production of its Everest controllers from its contract manufacturer. The Company believes that its existing cash and short-term investments, and any cash generated from operations will be sufficient to fund its working capital requirements, capital expenditures and other obligations through at least the next twelve months.
      On March 1, 2005, the Company entered into a binding Memorandum of Understanding (“MOU”) with Kyocera-Mita Corporation (“Kyocera-Mita”) to provide a range of non-exclusive engineering services and product development services (see Note 7). Pursuant to the MOU, Kyocera-Mita has agreed to pay the Company an aggregate of $24.0 million, which will be paid in $2.0 million quarterly payments over the initial three-year term of the MOU. The long term liquidity of the Company is dependent upon this MOU. Should the MOU be terminated or Kyocera-Mita and the Company not enter into definitive agreements, the Company’s cash flow assumptions would be materially affected, and the Company would need to scale its operations to match the decrease in cash flows and may need to raise additional capital. The Company also has established a credit facility with its bank, Silicon Valley Bank, which allows for borrowing of up to $4.0 million against outstanding receivables from certain of the Company’s customers. The credit facility generally only provides coverage for short-term working capital needs and the Company may require additional long-term capital to finance working capital requirements.
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

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company also enters into engineering services contracts with certain of its original equipment manufacturers (“OEMs”) to provide a turnkey solution, adapting the Company’s software and supporting electronics to specific OEM requirements. Revenues on such contracts are recognized over the course of the engineering work on a percentage-of-completion basis. Progress-to-completion under percentage-of-completion is determined based on direct costs, consisting primarily of labor and materials, expended on the arrangement. The Company provides for any anticipated losses on such contracts in the period in which such losses are first determinable. At April 30, 2005 and January 31, 2005, the Company had no significant loss contracts. The Company also provides engineering support based on a time-and-material basis. Revenues from this support are recognized as the services are performed.
      Recurring licensing revenues are derived from per unit fees paid by the Company’s customers upon manufacturing and subsequent commercial shipment of products incorporating Peerless technology and certain third party technology, of which the Company is a sub-licensor. These recurring licensing revenues are recognized on a per unit basis as products are shipped commercially. In certain cases, the Company may sell a block license, that is, a specific quantity of licensed units that may be shipped in the future, or the Company may require the customer to pay minimum royalty commitments. Associated payments are typically made in one lump sum or extend over a period of four or more quarters. The Company generally recognizes revenues associated with block licenses and minimum royalty commitments when evidence of an arrangement exists, on delivery and acceptance of software, when collection of the resulting receivable is probable, when the fee is fixed and determinable, and when the Company has no future obligations. In cases where block licenses or minimum royalty commitments have extended payment terms and the fees are not fixed and determinable, revenue is recognized as payments become due. Further, when earned royalties exceed minimum royalty commitments, revenues are recognized on a per unit basis as products are shipped commercially.
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
      The Company derives revenues from the sale of controllers for multifunction products (“MFP”). Peerless sells its controllers to certain OEM dealers for distribution to end users. Because it is a relatively new product, the Company has been unable to establish a history regarding returns of the products shipped. Therefore, the Company recognizes revenue only upon sales through to end users.
      Deferred revenue consists of prepayments of licensing fees, payments billed to customers in advance of revenue recognized on engineering services or support contracts, and shipments of controllers that have not been sold to end users. Unbilled receivables arise when the revenue recognized on engineering support or block license contracts exceeds billings due to timing differences related to billing milestones as specified in the contract.
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

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
projected shipments. Should actual shipments under these agreements vary from these estimates, adjustments to the estimated accruals for product licensing costs may be required. Actual results have historically been consistent with management’s estimates.
      The Company grants credit terms in the normal course of business to its customers. The Company continuously monitors collections and payments from its customers and maintains allowances for doubtful accounts for estimated losses resulting from the inability of any customers to make required payments. Estimated losses are based primarily on specifically identified customer collection issues. If the financial condition of any of the Company’s customers, or the economy as a whole, were to deteriorate, resulting in their inability to make payments, additional allowances may be required. Actual results have historically been consistent with management’s estimates.
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
      Employee Stock-Based Compensation: The Company accounts for its stock option plans and employee stock purchase plan under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under APB No. 25, no stock-based compensation is reflected in net income (loss), as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted is fixed at that point in time. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”:

	Three Months Ended
	April 30,

	2005	2004

	(Unaudited)
	(In thousands, except
	per share amounts)
Net income (loss) as reported	$414	$(4,112)
Stock-based compensation, net of taxes	(103)	(188)

Pro forma net income (loss)	$311	$(4,300)

Basic earnings (loss) per share as reported	$0.03	$(0.26)

Pro forma basic earnings (loss) per share	$0.02	$(0.27)

Diluted earnings (loss) per share as reported	$0.02	$(0.26)

Pro forma diluted earnings (loss) per share	$0.02	$(0.27)

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In determining the fair value, the Company used the Black-Scholes model, assumed no dividends per year, used expected lives ranging from 2 to 10 years, expected volatility of 78.4% and 67.7% for the three months ended April 30, 2005 and 2004, respectively, and risk free interest rates of 3.99% and 3.07% for the three months ended April 30, 2005 and 2004, respectively. The weighted average per share fair values of options granted during the periods presented with exercise prices equal to market price on the date of grant were $1.36 and $1.12 for the three months ended April 30, 2005 and 2004, respectively. There were no options granted with exercise prices below market price on the date of grant during any of the periods presented.

3.	Investments:
      Investments consisted of the following:

	April 30,	January 31,
	2005	2005

	(Unaudited)
	(In thousands)
Available-for-sale securities:
Maturities within one year:
Corporate debt securities	$1,384	$1,397

      The fair value of available-for-sale securities at April 30, 2005 and January 31, 2005 approximated their carrying value (amortized cost). Unrealized gains or losses on securities were immaterial for all periods presented.

4.	Inventory:
      Inventory consisted of the following:

	April 30,	January 31,
	2005	2005

	(Unaudited)
	(In thousands)
Raw material	$34	$37
Finished goods	628	651

Total inventory	$662	$688

      Inventory is stated at lower of cost or realizable value.

5.	Concentration of Revenues:
      During the first quarter of fiscal year 2006, four customers each generated greater than 10% of the revenues of the Company and collectively contributed 74% of such revenues. Block license revenues for the same time period were 21% of the revenues of the Company. During the first quarter of fiscal year 2005, five customers generated greater than 10% of the revenues of the Company, and collectively contributed 82% of revenues of the Company. Block license revenues for the first quarter of fiscal year 2005 accounted for 25% of the revenues of the Company.

6.	Income Taxes:
      On July 1, 2004, a new tax treaty between Japan and the United States went into effect. The new treaty generally eliminates the requirement of the Company’s Japanese customers to withhold income taxes on royalty payments due to Peerless. The impact was to nearly eliminate the Company’s provision for income taxes in the period since the treaty went into effect. During the quarter ended April 30, 2005, the Company

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
had minimal provision for income taxes as all taxable income is offset by the net operating loss carried forward. In the quarter ended April 30, 2004, the provision for income taxes consisted primarily of foreign income taxes paid.
      The Company has provided a full valuation allowance on its net deferred tax assets because of the uncertainty with respect to its ability to generate future taxable income to realize its deferred tax assets.

7.	Kyocera-Mita MOU:
      On March 1, 2005, the Company entered into a binding MOU with Kyocera-Mita to provide a range of non-exclusive engineering services and product development services. Pursuant to the MOU, Kyocera-Mita has agreed to pay the Company an aggregate of $24.0 million, which will be paid in $2.0 million quarterly payments over the initial three-year term of the MOU. The Company is also eligible for certain performance incentives and may be due license fees from Kyocera-Mita for all Peerless and its third-party technologies that are incorporated into Kyocera-Mita products. The MOU, which states that it is binding, is effective as of February 1, 2005, and extends to January 31, 2008. The MOU will automatically renew on an annual basis after January 31, 2008, unless terminated by either party.
      For the quarter ended April 30, 2005, the Company recognized revenues of approximately $2.2 million on the MOU, including $0.3 million for an incentive bonus for performance during the first quarter of fiscal year 2006.

8.	Other Assets:
      On August 26, 2003, the Company’s Board of Directors approved the conversion of a royalty bearing perpetual license to a fully paid up perpetual license to use certain third party color technology that is being incorporated into the Company’s high performance color architecture and products. The licensed technology is presently being applied in several of the Company’s research and development projects and will be incorporated into the Company’s new products. The total cost of $1.1 million for this license has been capitalized and is being amortized into research and development expenses over a two-year period during its use on such projects and products. Accumulated amortization from the acquired prepaid licenses totaled $0.9 million at April 30, 2005.

9.	Related Party Transactions:
      In fiscal years 2006 and 2005, the Company engaged a consulting firm controlled by an officer of the Company to provide sales and marketing services. Sales and marketing expenses for the three months ended April 30, 2005 and 2004 included $5,000 and $74,000, respectively, for the services performed by this consulting firm. No significant balances were owed to this entity at April 30, 2005 or January 31, 2005.

10.	Subsequent Event:
      On June 7, 2005, the Company made a commitment under a purchase order for $401,000 for the production of Everest controllers from its contract manufacturer, Cal Quality Electronics, Inc.

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
Overview
      The Company, together with its wholly-owned subsidiary, Peerless Systems Imaging Products, Inc. (“PSIP”), licenses software-based imaging and networking technology in embedded, attached and stand-alone digital document products and integrates proprietary software into the printers, copiers, and multifunction products (“MFPs”) of original equipment manufacturers (“OEMs”). The Peerless imaging solution is based on a combination of software and imaging application specific integrated circuits (“ASIC”), which together form a cost-effective imaging system that addresses virtually all sectors of the printing market, from low-end small office/home office (“SOHO”) inkjets to high-end laser digital color copiers and printers. The low-cost, high performance printers and MFPs that incorporate the Company’s imaging solutions are increasingly replacing expensive standalone copiers and printers in corporate offices. Additionally, the Company’s embedded directory agent technology enables networked devices to use directory services. These directory services can authenticate users and administer their access rights. They also allow a device to list its configuration parameters in a central directory on the network, and to configure itself automatically without the need for user intervention.
      The Company has developed and continues to develop controller products and applications for sale to OEMs and distribution channels. Digital document products include monochrome (black and white) and color printers, copiers, fax machines and scanners, as well as MFPs that perform a combination of these imaging functions. In order to process digital text and graphics, digital document products rely on a core set of imaging software and supporting electronics, collectively known as a digital imaging system. Network interfaces supply the core technologies to digital document products that enable them to communicate over local and wide area networks and the Internet. The Peerless family of products and engineering services provide fully integrated advanced and proprietary imaging and networking technologies that enable the Company’s OEM customers and third party developers for OEMs to develop stand-alone and networked digital printers, copiers, and MFPs quickly and cost effectively. The Company markets its solutions directly to OEM customers including Canon, Konica Minolta, Kyocera-Mita, Lenovo (formerly Legend), Oki Data, Panasonic, Ricoh, and Seiko Epson. The Company has expanded its solution offerings by incorporating related imaging and networking technologies developed internally or licensed from third parties. The Company has developed more diverse distribution channels for its products and expanded its target markets to distributors, value added resellers, system integrators, OEM sales operations, and geographically to the People’s Republic of China.
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
      In response to the Company’s belief that the demand for the Company’s core monochrome offerings may grow at lower rates than in past years and that the Company may continue to meet sales resistance from its customers, Peerless has recently developed and commercialized high performance color imaging and a printing technology and a new open architecture called “Peerless Sierra Technologies.” Peerless believes that products based on its Peerless Sierra Technologies address key growth areas in the imaging market including: increased demand for color imaging, the emergence of MFPs, and continued demand for faster, low cost monochrome printing solutions, to which many of the Peerless Sierra Technologies attributes are applicable.
      During the fourth quarter of fiscal year 2005, Peerless launched a new MFP controller product, Everest, containing Peerless Sierra Technologies into the marketplace. Shipments of the controllers are being made to select product dealers. Because it is a relatively new product, the Company has been unable to establish a history regarding returns of the products shipped. Therefore, the Company recognizes revenue only upon sales through to end users. Peerless believes that its new Peerless Sierra Technologies will contribute an increasing percentage of the Company’s overall revenue in the future.
      In addition, as a result of the complexities of the imaging industry, the Company continues to explore opportunities to enhance the value of the Company, including new market opportunities, mergers, acquisitions, and/or the sale of all or a portion of the Company’s assets.
Liquidity and Capital Resources
      Compared to January 31, 2005, total assets at April 30, 2005 increased 9% to $13.8 million and stockholders’ equity increased 13% to $7.3 million, primarily the result of the net income. The Company’s cash and investment portfolio at April 30, 2005 was $6.7 million, an increase of 4% from $6.5 million as of January 31, 2005, and the ratio of current assets to current liabilities was 2.0:1, which is an increase from the 1.8:1 ratio as of January 31, 2005. The increase was primarily the result of the operating profit generated during the three-month period. The Company’s operations provided $62,000 in cash during the quarter ended April 30, 2005, compared to $1.2 million in cash used by operations during the quarter ended April 30, 2004.

      During the quarter ended April 30, 2005, $0.2 million in cash was used by the Company’s investing activities. It is the Company’s policy to invest the majority of its unused cash in low risk government and commercial debt securities. The Company has not historically purchased, nor does it expect to purchase in the future, derivative instruments or enter into hedging transactions. During the first quarter of fiscal year 2005, the Company invested $89,000 in property, equipment and leasehold improvements, compared to $0.2 million invested during the first quarter of fiscal year 2005.
      At April 30, 2005, the Company’s principal source of liquidity, cash and cash equivalents and investments was $6.7 million, an increase of $0.2 million from January 31, 2005, compared to a decrease of $1.0 million in the comparable quarter ended April 30, 2004. Peerless established a credit facility with its bank that allows for borrowing against outstanding receivables. The credit facility generally only provides coverage for short-term working capital needs and the Company may require additional long-term capital to finance working capital requirements.
      Subsequent to April 30, 2005, the Company made a commitment under a purchase order for the production of Everest controllers from its contract manufacturer Cal Quality Electronics, Inc. The amount of the purchase order was $401,000.
      On March 1, 2005, the Company entered into a binding Memorandum of Understanding (“MOU”) with Kyocera-Mita Corporation (“Kyocera-Mita”) to provide a range of non-exclusive engineering services and product development services. Pursuant to the MOU, Kyocera-Mita has agreed to pay the Company an aggregate of $24.0 million, which will be paid in $2.0 million quarterly payments over the initial three-year term of the MOU. The long term liquidity of the Company is dependent upon this MOU. Should the MOU be terminated or Kyocera-Mita and the Company not enter into definitive agreements, the Company’s cash flow assumptions would be materially affected.
      The Company believes that the net cash provided by operating activities, supplemented as necessary with borrowings available under its existing credit facility and existing cash and equivalents, will provide the Company with sufficient resources to meet working capital requirements and other cash needs over at least the next twelve months. If the Company does not generate anticipated cash flow from sales, or if expenditures are greater than expected, the Company most likely will reduce discretionary spending, which would require the Company to delay, scale back or eliminate some or all of its development efforts, any of which could have a material adverse effect on the Company’s business, results of operations and prospects. Further, if the Company’s expected positive cash flows are not achieved, and is unable to increase revenues or cut costs so that revenues generated from operating activities are sufficient to meet the Company’s obligations, the Company will exhaust its current capital resources, and will be required to obtain additional capital from other sources. Such sources might include issuance of debt or equity securities, bank financing or other means that might be available to the Company to increase its working capital. Under such circumstances, there is substantial doubt as to whether the Company would be able to obtain additional capital on commercially acceptable terms or at all. The inability to obtain such resources on commercially acceptable terms would have a material adverse effect on the Company, its operations, liquidity and financial condition, its prospects and the scope of strategic alternatives and initiatives available to the Company.

Results of Operations

Comparison of Quarters Ended April 30, 2005 and 2004

	Percentage of
	Total Revenues		Percentage
	Three Months		Change
	Ended		Three Months
	April 30,		Ended
			April 30,
	2005	2004	2005 vs. 2004

Statements of Operations Data:
Revenues:
Product licensing	40%	55%	53%
Engineering services and maintenance	44	26	253
Hardware sales	16	19	64

Total revenues	100	100	107

Cost of revenues:
Product licensing	10	12	72
Engineering services and maintenance	27	30	88
Hardware sales	9	8	124

Total cost of revenues	46	50	90

Gross margin	54	50	123

Operating expenses:
Research and development	17	97	(63)
Sales and marketing	13	35	(23)
General and administrative	18	33	9

Total operating expenses	48	165	(40)

Income (loss) from operations	6	(115)	111
Other income (expense), net	—	—	(240)

Income (loss) before income taxes	6	(115)	110
Provision for income taxes	—	3	98

Net income (loss)	6%	(118)%	110%

Net Income
      The Company’s net income in the first quarter of fiscal year 2006 was $0.4 million, or $0.03 per basic share and $0.02 per diluted share, compared to a net loss of $(4.1) million, or $(0.26) per share, in the first quarter of fiscal year 2005.

Revenues
      Consolidated revenues were $7.2 million for the first quarter of fiscal year 2006, compared to $3.5 million for the first quarter of fiscal year 2005. Licensing revenues increased $1.0 million in the first quarter of fiscal year 2006, primarily as a result of a higher level of shipments by the Company’s customers. Engineering services and maintenance revenues increased $2.3 million, primarily as a result of engineering efforts under the Company’s new MOU with Kyocera-Mita. Hardware sales increased $0.4 million as a result of sales of its Everest controllers and increased sales of the Company’s ASICs.

Cost of Revenues
      Total cost of revenues was $3.3 million in the first quarter of fiscal year 2006, compared to $1.8 million in the first quarter of fiscal year 2005. Product licensing costs increased $0.3 million in the period as a result of a higher level of licensing revenues. Engineering services and maintenance costs were higher primarily due to the Kyocera-Mita MOU. Hardware sales costs were higher in the first quarter of fiscal year 2006 as a result of the sales of the Peerless Sierra Technologies controllers and a higher level of ASICs revenues.

Gross Margin
      The Company’s gross margin increased slightly to 54% in the first quarter of fiscal year 2006 compared with 50% in the first quarter of fiscal year 2005. The increase in fiscal year 2006 was due primarily to increased margins associated with its engineering services and maintenance revenues, largely driven by the impact of the Kyocera-Mita MOU.

Operating Expenses
      Total operating expenses for the first quarter of fiscal year 2006 decreased 40% to $3.5 million, compared with $5.8 million for the same period one year ago.

•	Research and development expenses decreased 63% to $1.3 million in the first quarter of fiscal year 2006 from $3.4 million in the comparable quarter in fiscal year 2005. The decrease was primarily the result of a change in focus of engineering work and a reduction of the workforce that took place in the second quarter of fiscal year 2005. The focus of the Company’s engineering staff in the first quarter of fiscal year 2006 was in support of the Kyocera-Mita MOU, resulting in increased levels of engineering services and maintenance costs; in the comparable quarter in fiscal year 2005, its focus was on the development of the Peerless Sierra Technologies, resulting in higher levels of research and development costs. The Company expects research and development expenses to remain relatively flat in future periods, with potential increases to cover new networking and ASIC technologies.

•	Sales and marketing expenses decreased 23% to $0.9 million in the first quarter of fiscal year 2006 from $1.2 million in the comparable quarter in fiscal year 2005. The decrease was due primarily to a reduction in sales and marketing staffing in the second quarter of fiscal year 2005. The Company continued to focus on the marketing of Peerless Sierra Technologies and on developing new OEM customers, attending industry trade shows, and evaluating other opportunities to promote the Company’s core and new imaging and network solutions. The Company believes such expenses will remain relatively flat in future periods.

•	General and administrative expenses increased 9% to $1.3 million in the first quarter of fiscal year 2006 from $1.2 million in the comparable quarter in fiscal year 2005. Costs in the first quarter of fiscal year 2006 were higher largely as a result of incentives paid for new business wins. The Company believes such expenses will remain relatively flat in future periods.

Income Taxes
      On July 1, 2004, a new tax treaty between Japan and the United States became effective, resulting in the elimination of Peerless’ Japanese customers’ requirements to withhold taxes on royalty payments to the Company. As a result, the provision for income taxes for the first quarter of fiscal year 2006 decreased to $2,000 from $118,000 in the comparable quarter in fiscal year 2005.
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
      The Company has not entered into any derivative financial instruments. Currently all of the Company’s contracts, including those involving foreign entities, are denominated in U.S. dollars. The Company has experienced no significant foreign exchange gains or losses to date. The Company has not engaged in foreign currency hedging activities to date and has no intention of doing so. The Company’s international business is subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and to a lesser extent foreign exchange rate volatility. Accordingly, the Company’s future results could be materially and adversely affected by changes in these or other factors.
Certain Factors and Trends Affecting Peerless and Its Business

If Kyocera-Mita Corporation and the Company do not enter into definitive agreements relating to the Memorandum of Understanding (MOU) between the companies, it may harm the Company’s financial results.
      Peerless and Kyocera-Mita may never come to agreement on the terms of definitive agreements regarding the development of Kyocera-Mita products by Peerless or enter into definitive agreements relating to their relationship described in the MOU. If the parties do not enter into definitive agreements, the Company’s financial results may be harmed. Peerless and Kyocera-Mita have not yet defined the products that will utilize Peerless technologies, and at this point the parties have not negotiated the terms and conditions associated with the licensing of Peerless’ and its third party’s technologies arising out of this development relationship.

Under new regulations required by the Sarbanes-Oxley Act of 2002 (SOX), an adverse opinion on internal controls over financial reporting could be issued by the Company’s independent registered public accounting firm, and this could have a negative impact on the Company’s stock price.
      Section 404 of SOX requires that the Company establish and maintain an adequate internal control structure and procedures for financial reporting and assess on an on-going basis the design and operating effectiveness of the internal control structure and procedures for financial reporting. The Company’s independent registered public accounting firm is required to attest on management’s assertions on internal controls. If the Company’s public float exceeds $75 million as of July 31, 2005 the attestation by the Company’s independent registered public accounting firm would be required for fiscal year end January 31, 2006. If the Company’s public float is lower than $75 million the attestation by the Company’s independent registered public accounting firm would not be required until fiscal year end January 31, 2007. The Company’s public float as of June 8, 2005 was approximately $60 million. Although no known material weaknesses exist at this time, it is possible that material weaknesses may be found in the future. If the Company is unable to remediate the weaknesses, the independent registered public accounting firm would be required to issue an adverse opinion on the Company’s internal controls.
      Because opinions on internal controls have not been required in the past, it is uncertain what impact an adverse opinion would have upon the Company’s stock price.

Recent and proposed regulations related to equity incentives could adversely affect the Company’s ability to attract and retain key personnel.
      Since its inception, the Company has used stock options and other long-term equity incentives as a fundamental component of its employee retention packages. The Company believes that stock options and other long-term equity incentives directly motivate its employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Peerless. The Financial Accounting Standards Board has announced changes that, when implemented, will require the Company to record a charge to earnings for employee stock option grants and issuances of stock under employee stock purchase plans. This regulation could negatively impact the Company’s results of operations. In addition, new regulations implemented by the Nasdaq National Market requiring shareholder approval for all stock option plans could make it more difficult for the Company to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, the Company may incur increased costs, change its equity incentive strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect the Company’s business.

The impact of Microsoft’s “Longhorn” operating system could have an adverse impact on the Company’s future licensing revenues.
      Among the changes announced for Microsoft’s “Longhorn” operating system are fundamental changes to the printing and networking subsystems within the operating system. Of particular relevance to Peerless is Microsoft’s development of a new page description language (PDL) and peripheral device connectivity methods, the format of which would be licensed by Microsoft on a royalty-free basis to both OEMs and third party technology providers such as Peerless. Should Peerless fail to support these technologies on a timely basis, or should OEMs decide to support these technologies on their own without use of Peerless’ products, it could have an adverse impact on the Company’s potential licensing revenues from these enhanced products. In addition, to the extent that Peerless’ current PDL products are perceived as being gradually rendered obsolete over the long term by these new Microsoft technologies, it could have an adverse impact on Peerless’ ability to generate new sales of its current PDL products.

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
      The Company’s future operating results will depend to a significant extent on the Company’s success of its new Peerless Sierra Technologies. The Company has spent a significant amount of time and capital developing its new Peerless Sierra Technologies. Any delay in licensing its Peerless Sierra Technologies in the future could harm the Company’s financial results.

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
      The Company’s cash and short-term investment portfolio was $6.7 million at April 30, 2005 and the current ratio of current assets to current liabilities was 2.0:1. For the quarter ended April 30, 2005, Peerless’ operations provided $62,000 in cash.
      The Company’s principal source of liquidity is the Company’s cash and cash equivalents and investments, which, as of April 30, 2005 were approximately $6.7 million in the aggregate.
      On March 1, 2005, the Company entered into a binding Memorandum of Understanding (“MOU”) with Kyocera-Mita Corporation (“Kyocera-Mita”) to provide a range of non-exclusive engineering services and product development services. Pursuant to the MOU, Kyocera-Mita has agreed to pay the Company an aggregate of $24.0 million, which will be paid in $2.0 million quarterly payments over the initial three-year term of the MOU. The long term liquidity of the Company is dependent upon this MOU. Should the MOU be terminated or Kyocera-Mita and the Company not enter into definitive agreements, the Company’s cash flow assumptions would be materially affected.
      If Peerless does not generate anticipated cash flow from licensing and services, or if expenditures are greater than expected, Peerless most likely will reduce discretionary spending, which could require a delay, scaling back or elimination of some or all of the Company’s development efforts, any of which could have a material adverse effect on the Company’s business, results of operations and prospects. Furthermore, if Peerless does not experience positive cash flows as is anticipated, and Peerless is unable to increase revenues or cut costs so that revenues generated from operating activities are sufficient to meet the Company’s obligations, Peerless will be required to obtain additional capital from other sources. Such sources might include issuances of debt or equity securities, bank financing or other means that might be available to increase the Company’s working capital. Under such circumstances, there is substantial doubt as to whether Peerless would be able to obtain additional capital on commercially reasonable terms or at all. The inability to obtain such resources on commercially acceptable terms could have a material adverse effect on the Company’s operations, liquidity and financial condition, the Company’s prospects and the scope of strategic alternatives and initiatives available to the Company. Peerless established a credit facility with its bank that allows for borrowing against outstanding receivables. The credit facility generally only provides coverage for short-term working capital needs and the Company may require additional long-term capital to finance working capital requirements.

Peerless has a history of losses.
      Although Peerless was profitable in the first quarter, the Company has been unprofitable in four of the last five fiscal years. There is no assurance that the Company will continue to be profitable.

The future demand for the Company’s current products is uncertain.
      Peerless’ monochrome technology and products have been in the marketplace for an average of 29 months as of April 30, 2005. The average age of current technology and products in the marketplace reflects the aging of the Company’s monochrome technology and products. Although Peerless continues to license the Company’s current technology and products to certain OEMs, there can be no assurance that the OEMs will continue to need or utilize the current technology and products the Company offers.

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
      During the first quarter of fiscal year 2006, four customers, Kyocera-Mita Corporation, Seiko Epson Corporation, Marubun Corporation, and Novell, Inc. each generated greater than 10% of the Company’s revenues and collectively contributed 74% of revenues. Block license revenues for the same time period were $1.5 million, or 21% of revenues. During the first quarter of fiscal year 2005, five customers, Seiko Epson Corporation, Marubun Corporation, Novell Inc., Kyocera-Mita Corporation, and Konica Minolta Corporation each generated greater than 10% of the revenues, and collectively contributed 82% of revenues. Block license revenues during the same period were $0.9 million, or 25% of the Company’s revenues. If any of these customers choose to no longer use Peerless’ services or products, the Company’s operating results could decline significantly.

Peerless relies on relationships with Adobe Systems Incorporated and Novell Inc., and any adverse change in those relationships will harm the Company’s business.
      The Company has licensing agreements with Adobe Systems Incorporated and Novell Inc. to bundle and sublicense their licensed products with the Company’s licensed software. These relationships accounted for $1.5 million in revenues and an associated $0.6 million in cost of revenues during the first quarter of fiscal year 2006. Should the agreement with any of these vendors be terminated or canceled, there is no assurance that the Company could replace that source of revenue within a short period of time, if at all. Such an event would have a material adverse effect on the Company’s operating results.

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
      Peerless has negotiated with Canon Inc. regarding the PostScript sublicense agreement between Peerless and Canon executed as of April 1, 2001. The sublicense did not include several terms required to be included in all OEM sublicenses by Peerless’ license with Adobe. Although Adobe has indicated to Peerless that it has no current intention to pursue claims for alleged breach of the Adobe Peerless PostScript Sublicensing Agreement, Adobe has not agreed to waive the requirement that the missing terms be included in the Canon sublicense. To date, Peerless has been unable to amend the Canon sublicense in a manner acceptable to both Canon and Adobe. Furthermore, there is no assurance that Peerless will be able to resolve the issues in a manner acceptable to both Adobe and Canon. Thus, Adobe may exercise its right to terminate its license agreement with Peerless and take other legal action against Peerless, if it so chooses. Termination of the Adobe agreement would have a material adverse effect on Peerless’ future operating results. Approximately 20% of Peerless’ revenue for the three months ended April 30, 2005 and approximately 21% of Peerless’ revenue for the three months ended April 30, 2004 were derived from its licensing arrangement with Adobe Systems Incorporated. See “Peerless relies on relationships with Adobe Systems Incorporated and Novell Inc., and any adverse change in those relationships will harm the Company’s business.”

Peerless may be unable to develop additional new and enhanced products that achieve market acceptance.
      Peerless currently derives substantially all of its licensing revenues from licensing and sale of the Company’s monochrome imaging software and products and the sublicensing of third party technologies. Peerless expects that revenue from imaging products will continue to account for a substantial portion of revenues during fiscal year 2006 and beyond. The Company’s future success also depends in part on the Company’s ability to address the rapidly changing needs of potential customers in the marketplace, to introduce high-quality, cost-effective products, product enhancements and services on a timely basis, and to keep pace with technological developments and emerging industry standards. The Company’s failure to achieve its business plan to develop and to successfully introduce new products and product enhancements in the Company’s prime markets is likely to materially and adversely affect the Company’s business and financial results.

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
      The Company’s net trade accounts receivable was $4.2 million as of April 30, 2005, an increase from $2.0 million as of January 31, 2005. A $1.1 million receivable not collected until May 2005 and significant collections at the end of fiscal year 2005 contributed to the increase. Although Peerless believes that the Company’s reserves for accounts receivable are adequate for the remainder of fiscal year 2006, there can be no assurance this is the case. If the Company’s reserves for accounts receivable are inadequate, it could have a material adverse effect on the Company’s results of operations.

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
      The Company’s common stock has experienced price and volume volatility. In the 60-day period ending June 8, 2005, the closing price of the stock ranged from $2.11 per share to $3.80 per share. During the same period, daily volume for the Company’s common stock has ranged from 8,600 shares traded to 524,000 shares traded. Such price and volume volatility may occur in the future. Factors that could affect the trading price and volume of the Company’s common stock include:

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
      In the past, Peerless has experienced a significant reduction in the financial performance of its engineering services that has been caused by many factors, including:

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
      The industry in which Peerless operates has experienced significant downturns, both in the United States and abroad, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Peerless has re-deployed its engineering staff in support of Kyocera-Mita. Should this requirement abruptly change, Peerless may be unable to re-deploy labor effectively and in a timely manner, which inability could have a material adverse effect on the Company’s operational results.

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
      As required by Rule 13(a)-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported as required in applicable SEC rules and forms.
      There have been no significant changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1 —	Legal Proceedings.
      None.

Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds.
      None.

Item 3 —	Defaults Upon Senior Securities.
      None.

Item 4 —	Submission of Matters to a Vote of Security Holders.
      None.

Item 5 —	Other Information.
      None.

Item 6 —	Exhibits.
      Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Peerless Systems Corporation

By:	/s/ Howard J. Nellor

Howard J. Nellor
President and Chief Executive Officer
(Principal Executive Officer)
Date: June 14, 2005

By:	/s/ William R. Neil

William R. Neil
Vice President of Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: June 14, 2005