Form 10-Q
period 2005-07-31
PEERLESS SYSTEMS CORP
filed 2005-09-14
CIK 897893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

or

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
     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The number of shares of Common Stock outstanding as of September 8, 2005 was 16,639,694.

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
      These forward-looking statements are just projections and estimations based upon the information available to the Company at this time. Thus they involve known and unknown factors and trends affecting Peerless and its business such that actual results could differ materially from those projected in the forward-looking statements made in this Quarterly Report on Form 10-Q. Risks and uncertainties include, but are not limited to: (a) if Kyocera-Mita Corporation and the Company do not enter into definitive agreements relating to the Memorandum of Understanding (“MOU”) between the companies or enter into definitive agreements resulting in terms less beneficial to Peerless than the terms contained in the MOU, it may harm the Company’s financial results; (b) under new regulations required by the Sarbanes-Oxley Act of 2002, an adverse opinion on internal controls over financial reporting could be issued by the Company’s independent registered public accounting firm, and this could have a negative impact on the Company’s stock price; (c) recent and proposed regulations related to equity incentives could adversely affect the Company’s ability to attract and retain key personnel; (d) the impact of Microsoft’s Windows Vistatm operating system could have an adverse impact on the Company’s future licensing revenues; (e) the Company’s near term revenue may drop as a result of the timing of licensing revenues and the reduced demand for its existing monochrome technologies; (f) if the Company is unable to achieve its expected level of sales of Peerless Sierra Technologies, the Company’s future revenue and operating results may be harmed; (g) if the marketplace does not accept Peerless’ new Peerless Sierra Technologies, the Company’s future revenue and operating results may be harmed; (h) the Company’s forecasts for its Everest controller may not be realized, and losses for the disposition of excess inventories may result; (i) the Company’s existing capital resources may not be sufficient and if Peerless is unable to raise additional capital, the Company’s business may suffer; (j) Peerless has a history of losses; (k) the future demand for the Company’s current products is uncertain; (l) Peerless relies on relationships with certain customers and any adverse change in those relationships will harm the Company’s business; (m) Peerless relies on relationships with Adobe Systems Incorporated and Novell Inc., and any adverse change in those relationships will harm the Company’s business; (n) the Company, as a sublicensor of third party intellectual property, is subject to audits of the Company’s licensing fee costs; and (o) the Company has negotiated with Adobe Systems Incorporated and Canon Inc. to remedy a contract dispute, which, if not remedied, could result in the loss of the Adobe agreement and harm to the Company’s business. Please see pages 20 through 29 of this Quarterly Report on Form 10-Q for a more in depth discussion of these factors and trends affecting Peerless and its business.
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

PART I — FINANCIAL INFORMATION

Item 1 —	Financial Statements.
PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	January 31,
	2005	2005

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$9,804	$5,099
Short-term investments	372	1,397
Trade accounts receivable, net	3,405	2,037
Unbilled receivables	—	952
Inventory	365	688
Prepaid expenses and other current assets	645	397

Total current assets	14,591	10,570
Property and equipment, net	1,150	1,382
Other assets	286	695

Total assets	$16,027	$12,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$215	$870
Accrued wages	834	410
Accrued compensated absences	856	754
Accrued product licensing costs	3,407	2,364
Other current liabilities	967	470
Deferred revenue	892	897

Total current liabilities	7,171	5,765
Other liabilities	386	418

Total liabilities	7,557	6,183

Stockholders’ equity:
Common stock	16	16
Additional paid-in capital	50,263	49,761
Accumulated deficit	(41,725)	(43,239)
Accumulated other comprehensive income	29	39
Treasury stock	(113)	(113)

Total stockholders’ equity	8,470	6,464

Total liabilities and stockholders’ equity	$16,027	$12,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	July 31,		July 31,

	2005	2004	2005	2004

	(In thousands, except per share amounts)
Revenues:
Product licensing	$5,556	$4,890	$8,478	$6,799
Engineering services and maintenance	2,843	581	6,013	1,479
Hardware sales	1,259	832	2,382	1,518

Total revenues	9,658	6,303	16,873	9,796

Cost of revenues:
Product licensing	1,878	1,219	2,599	1,638
Engineering services and maintenance	1,945	827	3,915	1,875
Hardware sales	1,108	337	1,716	609

Total cost of revenues	4,931	2,383	8,230	4,122

Gross margin	4,727	3,920	8,643	5,674

Operating expenses:
Research and development	1,304	3,025	2,566	6,403
Sales and marketing	843	1,032	1,783	2,248
General and administrative	1,456	1,332	2,733	2,501

Total operating expenses	3,603	5,389	7,082	11,152

Income (loss) from operations	1,124	(1,469)	1,561	(5,478)
Other income (expense)	(6)	3	(27)	18

Income (loss) before income taxes	1,118	(1,466)	1,534	(5,460)
Provision for income taxes	18	1	20	119

Net income (loss)	$1,100	$(1,467)	$1,514	$(5,579)

Basic earnings (loss) per share	$0.07	$(0.09)	$0.09	$(0.35)

Diluted earnings (loss) per share	$0.06	$(0.09)	$0.09	$(0.35)

Weighted average common shares outstanding — basic	16,409	15,835	16,314	15,810

Weighted average common shares outstanding — diluted	18,261	15,835	17,796	15,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	July 31,

	2005	2004

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$1,514	$(5,579)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation and amortization	754	769
Other	22	54
Changes in operating assets and liabilities:
Trade accounts receivables	(1,368)	2,672
Unbilled receivables	952	—
Inventory	323	(165)
Prepaid expenses and other assets	(107)	13
Accounts payable	(655)	(305)
Accrued product licensing costs	1,043	(528)
Deferred revenue	(5)	(104)
Other liabilities	991	(591)

Net cash provided (used) by operating activities	3,464	(3,764)

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(399)
Proceeds from sales of available-for-sale securities	1,012	1,793
Purchases of property and equipment	(126)	(208)
Purchases of software licenses	(147)	(177)

Net cash provided by investing activities	739	1,009

Cash flows from financing activities:
Proceeds from issuance of common stock	163	172
Proceeds from exercise of common stock options	339	19

Net cash provided by financing activities	502	191

Net increase (decrease) in cash and cash equivalents	4,705	(2,564)
Cash and cash equivalents, beginning of period	5,099	5,069

Cash and cash equivalents, end of period	$9,804	$2,505

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
      Liquidity: Historically, the Company has incurred losses from operations and has reported negative operating cash flows. As of July 31, 2005, the Company had an accumulated deficit of $41.7 million and cash and short-term investments of $10.2 million. The Company believes that its existing cash and short-term investments, and any cash generated from operations will be sufficient to fund its working capital requirements, capital expenditures and other obligations through at least the next twelve months.
      On March 1, 2005, the Company entered into a binding Memorandum of Understanding (“MOU”) with Kyocera-Mita Corporation (“Kyocera-Mita”) to provide a range of non-exclusive engineering services and product development services (see Note 7). Pursuant to the MOU, Kyocera-Mita has agreed to pay the Company an aggregate of $24.0 million, which will be paid in $2.0 million quarterly payments over the initial three-year term of the MOU. The long term liquidity of the Company is dependent upon this MOU. Should the MOU be terminated and Kyocera-Mita and the Company not enter into definitive agreements, the Company’s cash flow assumptions would be materially affected, and the Company would need to scale its operations to match the decrease in cash flows and may need to raise additional capital. The Company also has established a credit facility with its bank, Silicon Valley Bank, which allows for borrowing of up to $4.0 million against outstanding receivables from certain of the Company’s customers. The credit facility generally only provides coverage for short-term working capital needs and the Company may require additional long-term capital to finance working capital requirements.
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
      The Company also enters into engineering services contracts with certain of its original equipment manufacturers (“OEMs”) to provide a turnkey solution, adapting the Company’s software and supporting

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
electronics to specific OEM requirements. Revenues on such contracts are recognized over the course of the engineering work on a percentage-of-completion basis. Progress-to-completion under percentage-of-completion is determined based on direct costs, consisting primarily of labor and materials, expended on the arrangement. The Company provides for any anticipated losses on such contracts in the period in which such losses are first determinable. At July 31, 2005 and January 31, 2005, the Company had no significant loss contracts. The Company also provides engineering support based on a time-and-material basis. Revenues from this support are recognized as the services are performed.
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

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Three Months Ended		Six Months Ended
	July 31,		July 31,

	2005	2004	2005	2004

	(Unaudited)
	(In thousands, except per share amounts)
Net income (loss) as reported	$1,100	$(1,467)	$1,514	$(5,579)
Stock-based compensation, net of taxes	(129)	(187)	(232)	(375)

Pro forma net income (loss)	$971	$(1,654)	$1,282	$(5,954)

Basic earnings (loss) per share as reported	$0.07	$(0.09)	$0.09	$(0.35)

Pro forma basic earnings (loss) per share	$0.06	$(0.09)	$0.08	$(0.35)

Diluted earnings (loss) per share as reported	$0.06	$(0.10)	$0.09	$(0.38)

Pro forma diluted earnings (loss) per share	$0.05	$(0.10)	$0.07	$(0.38)

      In determining the fair value, the Company used the Black-Scholes model, assumed no dividends per year, used expected lives ranging from 2 to 10 years, expected volatility of 79.0% and 78.0% for the three

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
months and six months ended July 31, 2005 and 2004, respectively, and risk free interest rates of 3.71% and 3.44% for the three and six months ended July 31, 2005 and 2004, respectively. The weighted average per share fair values of options granted during the periods presented with exercise prices equal to market price on the date of grant were $2.32 and $0.81 for the three months ended July 31, 2005 and 2004, respectively, and $2.23 and $0.83 for the six months ended July 31, 2005 and 2004, respectively. There were no options granted with exercise prices below market price on the date of grant during any of the periods presented.

3.	Investments:
      Investments consisted of the following:

	July 31,	January 31,
	2005	2005

	(Unaudited)
	(In thousands)
Available-for-sale securities:
Maturities within one year:
Corporate debt securities	$372	$1,397

      The fair value of available-for-sale securities at July 31, 2005 and January 31, 2005 approximated their carrying value (amortized cost). Unrealized gains or losses on securities were immaterial for all periods presented.

4.	Inventory:
      Inventory consisted of the following:

	July 31,	January 31,
	2005	2005

	(Unaudited)
	(In thousands)
Raw material	$—	$37
Finished goods	365	651

Total inventory	$365	$688

      Inventory is stated at lower of cost or realizable value.

5.	Concentration of Revenues:
      During the second quarter of fiscal year 2006, two customers each generated greater than 10% of the revenues of the Company and collectively contributed 59% of such revenues. Block license revenues for the same time period were 46% of the revenues of the Company. During the second quarter of fiscal year 2005, five customers each generated greater than 10% of the revenues of the Company, and collectively contributed 83% of revenues of the Company. Block license revenues for the second quarter of fiscal year 2005 accounted for 53% of the revenues of the Company.

6.	Income Taxes:
      For the three and six months ended July 31, 2005, the provision for income taxes was primarily comprised of alternative minimum taxes on pretax profits for fiscal 2006. The provision for income taxes for the corresponding three and six month periods in fiscal year 2005 were primarily the result of foreign income taxes paid. On July 1, 2004, a new tax treaty between Japan and the United States went into effect. The new treaty generally eliminates the requirement of the Company’s Japanese customers to withhold income taxes on

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
royalty payments due to Peerless. The impact was to nearly eliminate the Company’s foreign income taxes paid in the period since the treaty went into effect.
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
      For the three and six months ended July 31, 2005, the Company recognized revenues of approximately $2.2 million and $4.4 million, respectively, on the MOU, including $0.25 million for incentive bonuses for performance during each of the first and second quarters of fiscal year 2006.

8.	Related Party Transactions:
      In fiscal years 2006 and 2005, the Company engaged a marketing consulting firm controlled by a consultant who later became an officer of the Company in sales and marketing. There were no expenses related to this consulting firm in the three months ended July 31, 2005; sales and marketing expenses for the three months ended July 31, 2004 included $29,000 for services performed by this consulting firm. Sales and marketing expenses for such services for the six months ended July 31, 2005 and 2004 included $5,000 and $103,000, respectively. No significant balances were owed to this entity at July 31, 2005 or January 31, 2005.

9.	Stock Option Plan
      On June 30, 2005, the stockholders of the Company approved the adoption of the Peerless Systems Corporation 2005 Incentive Award Plan (“2005 Plan”). The 2005 Plan replaces the Peerless Systems Corporation Amended and Restated 1996 Equity Incentive Plan, which terminated upon receipt of stockholder approval of the 2005 Plan.
      The 2005 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, performance awards, dividend equivalents, deferred stock, stock payment awards and stock appreciation rights to eligible individuals. The terms of the awards are subject to the provisions in the award agreement, which are set by the administrator consistent with the terms of the 2005 Plan.
      The exercise price of a stock option shall not be less than the fair market value of the Company’s common stock on the date of grant. No stock option shall be exercisable later than ten (10) years after the date it is granted. The administrator is authorized to grant awards intended to qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code of 1986, as amended. The 2005 Plan enumerates certain performance criteria that may be used in granting such awards.
      The maximum aggregate number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2005 Plan is the sum of: (i) 500,000 shares; plus (ii) any shares of common stock which as of the effective date of the 2005 Plan are available for issuance under the Prior Plan and which following the effective date of the 2005 Plan are not issued upon exercise of outstanding awards made under the Prior Plan. As of June 30, 2005, there were approximately 3,790,589 shares remaining

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
available for issuance under the Prior Plan, including 3,508,635 shares subject to outstanding awards under the Prior Plan, which awards will remain outstanding under the terms of the Prior Plan until exercised or terminated.
      A summary of the primary provisions of the 2005 Plan was included in a Form 8-K, filed on June 30, 2005. The full text of the 2005 Plan was included as Appendix A to the Company’s proxy statement for the 2005 Annual Meeting of Stockholders, filed on May 16, 2005.

10.	Commitment:
      During the quarter ended July 31, 2005, the Company decided that, due to declining demand for its Everest controller, it would discontinue the production of the controllers. As a result, the Company recorded a provision for costs of the disposal of excess inventory and other cancellation charges in the amount of $277,000. This amount has been recorded in cost of revenues.

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
      The Company has developed and continues to develop controller products and applications for sale to OEMs and distribution channels. Digital document products include monochrome (black and white) and color printers, copiers, fax machines and scanners, as well as MFPs that perform a combination of these imaging functions. In order to process digital text and graphics, digital document products rely on a core set of imaging software and supporting electronics, collectively known as a digital imaging system. Network interfaces supply the core technologies to digital document products that enable them to communicate over local and wide area networks and the Internet. The Peerless family of products and engineering services provide fully integrated advanced and proprietary imaging and networking technologies that enable the Company’s OEM customers and third party developers for OEMs to develop stand-alone and networked digital printers, copiers, and MFPs quickly and cost effectively. The Peerless family of Network SDK products offers OEM device manufacturers a complete connectivity solution for digital imaging peripherals. The SDK products are transitioning to an “unbundled” set of technologies to provide incremental “component-level” sales opportunities for customers that possess some level of existing networking support in their products. Additionally, new SDK offerings in the area of next-generation web services and advanced security platforms should provide multiple new market opportunities outside of the digital imaging arena for Peerless Network technology. The Web Services Framework will support connectivity to Microsoft’s next-generation “Vistatm” Operating System for printing, scanning, and faxing, as well as network management. The Security Framework SDK will support scalable security solutions across a wide variety of network appliances, with the highest level of functionality designed to address the most stringent US Government and DoD requirements.
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
      Revenue received for block licenses is recognized in accordance with Statement of Position 97-2, which requires that revenue be recognized after acceptance by the OEM and the Company has no future obligations, and if fees are fixed and determinable and the collection of fees is probable. For block licenses that have a significant portion of the payments due within twelve months, revenue is recognized at the time the block license is signed if all of the recognition criteria have been met.
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
      During the fourth quarter of fiscal year 2005, Peerless launched a new MFP controller product, Everest, containing Peerless Sierra Technologies into the marketplace. Shipments of the controllers are being made to select product dealers. Because it is a relatively new product, the Company has been unable to establish a history regarding returns of the products shipped. Therefore, the Company recognizes revenue only upon sales through to end users. While the Company has decided to end the production of these controllers, Peerless believes that its new Peerless Sierra Technologies, on which the Everest controllers are based, will contribute an increasing percentage of the Company’s overall revenue in the future.
      In addition, as a result of the complexities of the imaging industry, the Company continues to explore opportunities to enhance the value of the Company, including new market opportunities, mergers, acquisitions, and/or the sale of all or a portion of the Company’s assets.

Liquidity and Capital Resources
      Compared to January 31, 2005, total assets at July 31, 2005 increased 27% to $16.0 million and stockholders’ equity increased 31% to $8.5 million, primarily the result of the net income. The Company’s cash and investment portfolio at July 31, 2005 was $10.2 million, an increase of 57% from $6.5 million as of January 31, 2005, and the ratio of current assets to current liabilities was 2.0:1, which is an increase from the 1.8:1 ratio as of January 31, 2005. The increase was primarily the result of the operating profit generated during the six-month period. The Company’s operations provided $3.5 million in cash during the six months ended July 31, 2005, compared to $3.8 million in cash used by operations during the quarter ended July 31, 2004.
      During the quarter ended July 31, 2005, $0.3 million in cash was used by the Company’s investing activities. It is the Company’s policy to invest the majority of its unused cash in low risk government and commercial debt securities. The Company has not historically purchased, nor does it expect to purchase in the future, derivative instruments or enter into hedging transactions. During the six months ended July 31, 2005, the Company invested $0.1 million in property, equipment and leasehold improvements, compared to $0.2 million invested during the first six months of fiscal year 2005.
      At July 31, 2005, the Company’s principal source of liquidity, cash and cash equivalents and investments was $10.2 million, an increase of $3.7 million from January 31, 2005, compared to a decrease of $3.9 million in the comparable six-months ended July 31, 2004. Peerless has a credit facility with its bank that allows for borrowing against outstanding receivables. The credit facility, which expires on October 26, 2005, generally only provides coverage for short-term working capital needs and the Company may require additional long-term capital to finance working capital requirements.
      On March 1, 2005, the Company entered into a binding Memorandum of Understanding (“MOU”) with Kyocera-Mita Corporation (“Kyocera-Mita”) to provide a range of non-exclusive engineering services and product development services. Pursuant to the MOU, Kyocera-Mita has agreed to pay the Company an aggregate of $24.0 million, which will be paid in $2.0 million quarterly payments over the initial three-year term of the MOU. The long term liquidity of the Company is dependent upon this MOU. Should the MOU be terminated and Kyocera-Mita and the Company not enter into definitive agreements, the Company’s cash flow assumptions would be materially affected.
      During the quarter ended July 31, 2005, the Company determined that, due to the declining demand for its Everest controller, it would end the production of the controller. The Company canceled remaining orders for the production of the controller at its contract manufacturer and began to dispose of any excess inventory. For the three and six months ended July 31, 2005, the Company recorded a provision for loss of $0.3 million for losses on the disposal of excess inventory and other cancellation charges.
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

Results of Operations

Comparison of Quarters Ended July 31, 2005 and 2004

	Percentage of
	Total
	Revenues
	Three Months		Percentage Change
	Ended July 31,		Three Months Ended
			July 31,
	2005	2004	2005 vs. 2004

Statements of Operations Data:
Revenues:
Product licensing	58%	78%	14%
Engineering services and maintenance	29	9	389
Hardware sales	13	13	51

Total revenues	100	100	53

Cost of revenues:
Product licensing	20	20	54
Engineering services and maintenance	20	13	135
Hardware sales	11	5	148

Total cost of revenues	51	38	229

Gross margin	49	62	21

Operating expenses:
Research and development	13	48	(57)
Sales and marketing	9	16	(18)
General and administrative	15	21	9

Total operating expenses	37	85	(33)

Income (loss) from operations	12	(23)	*
Other income (expense), net	—	—	*

Income (loss) before income taxes	12	(23)	*
Provision for income taxes	1	—	*

Net income (loss)	11%	(23)%	*

*	Percentages not meaningful.

Net Income
      The Company’s net income in the second quarter of fiscal year 2006 was 1.1 million, or $0.07 per basic share and $0.06 per diluted share, compared to a net loss of $(1.5) million, or $(0.09) per share, in the second quarter of fiscal year 2005.

Revenues
      Consolidated revenues were $9.7 million for the second quarter of fiscal year 2006, compared to $6.3 million for the second quarter of fiscal year 2005. Licensing revenues increased $0.7 million in the second quarter of fiscal year 2006, as a result of higher block license levels in the current fiscal year. Engineering services and maintenance revenues increased $2.3 million, primarily as a result of engineering efforts under the Company’s binding MOU with Kyocera-Mita. Hardware sales increased $0.4 million as a result of Everest controller sales, which did not begin until the fourth quarter last year, offset by decreased sales of the Company’s ASICs.

Cost of Revenues
      Total cost of revenues was $4.9 million in the second quarter of fiscal year 2006, compared to $2.4 million in the second quarter of fiscal year 2005. Product licensing costs increased $0.6 million in the period as a result of a higher level of licensing revenues. Engineering services and maintenance costs increased $1.1 million in the second quarter of fiscal year 2006, primarily due to the Kyocera-Mita MOU. Hardware sales costs were higher in the second quarter of fiscal year 2006, primarily as a result of the costs of the sales of Everest controllers, which included the provision of $0.3 million for costs of the disposition of inventory and other cancellation charges associated with the end of production of the controllers. Those increases were offset by a decrease in ASICs costs.

Gross Margin
      The Company’s gross margin decreased to 49% in the second quarter of fiscal year 2006 compared with 62% in the second quarter of fiscal year 2005. The decrease in margin in fiscal year 2006 resulted from lower levels of the Company’s technology in its licensing revenues and the decreased margin in hardware sales due largely to the costs of ending the Everest controller production. These decreases were offset by increased margin associated with its engineering services and maintenance revenues, largely driven by the impact of the Kyocera-Mita MOU.

Operating Expenses
      Total operating expenses for the second quarter of fiscal year 2006 decreased 33% to $3.6 million, compared with $5.4 million for the same period one year ago.

•	Research and development expenses decreased 57% to $1.3 million in the second quarter of fiscal year 2006 from $3.0 million in the comparable quarter in fiscal year 2005. The decrease was primarily the result of a change in focus of engineering work and a reduction of the workforce that took place in the second quarter of fiscal year 2005. The focus of the Company’s engineering staff in the second quarter of fiscal year 2006 was in support of the Kyocera-Mita MOU, resulting in increased levels of engineering services and maintenance costs; in the comparable quarter in fiscal year 2005, its focus was on the development of the Peerless Sierra Technologies, resulting in higher levels of research and development costs. The Company expects research and development expenses to remain relatively flat in future periods, with potential increases to cover new networking and ASIC technologies.

•	Sales and marketing expenses decreased 18% to $0.8 million in the second quarter of fiscal year 2006 from $1.0 million in the comparable quarter in fiscal year 2005. The decrease was due primarily to a reduction in sales and marketing staffing in the second quarter of fiscal year 2005. The Company continued to focus on the marketing of Peerless Sierra Technologies and on developing new OEM customers and evaluating other opportunities to promote the Company’s core and new imaging and network solutions. The Company believes such expenses will remain relatively flat in future periods.

•	General and administrative expenses increased 9% to $1.5 million in the second quarter of fiscal year 2006 from $1.3 million in the comparable quarter in fiscal year 2005. Costs in the second quarter of fiscal year 2006 were higher largely as a result of costs related to the Company’s stockholders’ meeting and consulting efforts associated with Section 404 of Sarbanes-Oxley Act of 2002 (“SOX 404”) compliance. The Company believes such expenses will be slightly lower in future periods.

Income Taxes
      The provision for income taxes for the three months ended July 31, 2005 was primarily related to alternative minimum taxes on pretax profits for fiscal year 2006.
      The Company has provided a valuation allowance on its net deferred tax assets because of the uncertainty with respect to its ability to generate future taxable income to realize its deferred tax assets.

Comparison of Six Months Ended July 31, 2005 and 2004

	Percentage of
	Total
	Revenues Six
	Months Ended		Percentage Change
	July 31,		Six Months Ended
			July 31,
	2005	2004	2005 vs. 2004

Statements of Operations Data:
Revenues:
Product licensing	50%	69%	25%
Engineering services and maintenance	36	15	307
Hardware sales	14	16	57

Total revenues	100	100	72

Cost of revenues:
Product licensing	16	17	59
Engineering services and maintenance	23	19	109
Hardware sales	10	6	182

Total cost of revenues	49	42	100

Gross margin	51	58	52

Operating expenses:
Research and development	15	65	(60)
Sales and marketing	11	23	(21)
General and administrative	16	26	9

Total operating expenses	42	114	(37)

Income (loss) from operations	9	(56)	*
Other income (expense), net	—	—	*

Income (loss) before income taxes	9	(56)	*
Provision for income taxes	—	1	*

Net income (loss)	9%	(57)%	*

*	Percentages not meaningful

Net Income
      The Company’s net income in the six months ended July 31, 2005 was $1.5 million, or $0.09 per basic and diluted share, compared to a net loss of $(5.6) million, or $(0.35) per share, in the comparable six month period in fiscal year 2005.

Revenues
      Consolidated revenues were $16.9 million for the six months ended July 31, 2005, compared to $9.8 million in the comparable six month period in fiscal year 2005. Licensing revenues increased $1.7 million in the six months ended July 31, 2005, primarily as a result of a higher level of shipments by the Company’s customers. Engineering services and maintenance revenues increased $4.5 million, primarily as a result of engineering efforts under the Company’s new MOU with Kyocera-Mita. Hardware sales increased $0.9 million as a result of sales of its Everest controllers, offset by decreased sales of the Company’s ASICs.

Cost of Revenues
      Total cost of revenues was $8.2 million in the six months ended July 31, 2005, compared to $4.1 million in the comparable six month period in fiscal year 2005. Product licensing costs increased $1.0 million in the period as a result of a higher level of licensing revenues. Engineering services and maintenance costs increased $2.3 million in the period, primarily due to the Kyocera-Mita MOU. Hardware sales costs increased $1.1 million in the six months ended July 31, 2005, primarily as a result of the sales of Everest controllers, costs of which included the provision of $0.3 million for costs of the disposition of inventory and other cancellation charges associated with the end of production of the controllers.

Gross Margin
      The Company’s gross margin decreased to 51% in the six months ended July 31, 2005 compared to 58% in the comparable six month period in fiscal year 2005. Lower levels of the Company’s technology in its licensing revenues and the costs of ending the production of the Everest controllers were primarily responsible for the decrease, offset by increased margins associated with its engineering services and maintenance revenues, largely driven by the Kyocera-Mita MOU.

Operating Expenses
      Total operating expenses for the six months ended July 31, 2005 decreased 37% to $7.1 million, compared to $11.2 million for the comparable six month period in fiscal year 2005.

•	Research and development expenses decreased 60% to $2.6 million in the six months ended July 31, 2005 from $6.4 million in the comparable six month period in fiscal year 2005. The decrease was primarily the result of a change in focus of engineering work and a reduction of the workforce that took place in the second quarter of fiscal year 2005. The focus of the Company’s engineering staff in the first six months of fiscal year 2006 was in support of the Kyocera-Mita MOU, resulting in increased levels of engineering services and maintenance costs; in the comparable six month period in fiscal year 2005, its focus was on the development of the Peerless Sierra Technologies, resulting in higher levels of research and development costs.

•	Sales and marketing expenses decreased 21% to $1.8 million in the six months ended July 31, 2005 from $2.2 million in the comparable six month period in fiscal year 2005. The decrease was due primarily to a reduction in sales and marketing staffing in the second quarter of fiscal year 2005. The Company continued to focus on the marketing of Peerless Sierra Technologies and on developing new OEM customers and evaluating other opportunities to promote the Company’s core and new imaging and network solutions.

•	General and administrative expenses increased 9% to $2.7 million in the six months ended July 31, 2005 from $2.5 million in the comparable six month period in fiscal year 2005. Costs in the first six months of fiscal year 2006 were higher largely as a result of incentives paid for new business wins during the second quarter of fiscal year 2006 and the consulting costs associated with SOX 404 compliance.

Income Taxes
      The provision for income taxes for the six months ended July 31, 2005 was primarily related to alternative minimum taxes on pretax profits for fiscal year 2006. The provision for income taxes for the six months ended July 31, 2004 resulted primarily from foreign income taxes paid. On July 1, 2004, a new tax treaty between Japan and the United States became effective, resulting in the elimination of Peerless’ Japanese customers’ requirements to withhold taxes on royalty payments to the Company.
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
Certain Factors and Trends Affecting Peerless and Its Business

If Kyocera-Mita Corporation and the Company do not enter into definitive agreements relating to the Memorandum of Understanding (MOU) between the companies or enter into definitive agreements resulting in terms less beneficial to Peerless than the terms contained in the MOU, it may harm the Company’s financial results.
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
      Section 404 of SOX requires that the Company establish and maintain an adequate internal control structure and procedures for financial reporting and assess on an on-going basis the design and operating effectiveness of the internal control structure and procedures for financial reporting. The Company’s independent registered public accounting firm is required to attest on management’s assertions on internal controls. Because the Company’s public float was less than $75 million at the end of its fiscal second quarter on July 31, 2005, such attestation will not be required until fiscal year end January 31, 2007. Although no known material weaknesses exist at this time, it is possible that material weaknesses may be found in the future. If the Company is unable to remediate the weaknesses, the independent registered public accounting firm would be required to issue an adverse opinion on the Company’s internal controls.
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

The impact of Microsoft’s Windows Vistatm operating system could have an adverse impact on the Company’s future licensing revenues.
      Among the changes announced for Microsoft’s Windows Vistatm operating system are fundamental changes to the printing and networking subsystems within the operating system. Of particular relevance to Peerless is Microsoft’s development of a new page description language (PDL) and peripheral device connectivity methods, the format of which would be licensed by Microsoft on a royalty-free basis to both OEMs and third party technology providers such as Peerless. Should Peerless fail to support these technologies on a timely basis, or should OEMs decide to support these technologies on their own without use of Peerless’ products, it could have an adverse impact on the Company’s potential licensing revenues from these enhanced products. In addition, to the extent that Peerless’ current PDL products are perceived as being gradually rendered obsolete over the long term by these new Microsoft technologies, it could have an adverse impact on Peerless’ ability to generate new sales of its current PDL products.

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
      The Company’s principal source of liquidity is the Company’s cash and cash equivalents and investments, which, as of July 31, 2005, were approximately $10.2 million in the aggregate. The current ratio of current assets to current liabilities was 2.0:1. For the quarter ended July 31, 2005, Peerless’ operations provided $3.5 million in cash.
      On March 1, 2005, the Company entered into a binding Memorandum of Understanding (“MOU”) with Kyocera-Mita Corporation (“Kyocera-Mita”) to provide a range of non-exclusive engineering services and product development services. Pursuant to the MOU, Kyocera-Mita has agreed to pay the Company an aggregate of $24.0 million, which will be paid in $2.0 million quarterly payments over the initial three-year term of the MOU. The long term liquidity of the Company is dependent upon this MOU. Should the MOU be terminated and Kyocera-Mita and the Company not enter into definitive agreements, the Company’s cash flow assumptions would be materially affected.
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

Peerless has a history of losses.
      Although Peerless was profitable in the first and second quarters of fiscal year 2006, the Company has been unprofitable in four of the last five fiscal years. There is no assurance that the Company will continue to be profitable.

The future demand for the Company’s current products is uncertain.
      Peerless’ monochrome technology and products have been in the marketplace for an average of 31 months as of July 31, 2005. The average age of current technology and products in the marketplace reflects the aging of the Company’s monochrome technology and products. Although Peerless continues to license the Company’s current technology and products to certain OEMs, there can be no assurance that the OEMs will continue to need or utilize the current technology and products the Company offers.

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
      During the second quarter of fiscal year 2006, two customers, Kyocera-Mita Corporation and Konica Minolta Corporation each generated greater than 10% of the Company’s revenues and collectively contributed 59% of revenues. Block license revenues for the same time period were $4.4 million, or 46% of revenues. During the second quarter of fiscal year 2005, five customers, Oki Data Corporation, Novell Inc., Canon Corporation, Marubun Corporation, and Kyocera-Mita Corporation each generated greater than 10% of the revenues, and collectively contributed 83% of revenues. Block license revenues during the same period were $3.4 million, or 53% of the Company’s revenues. If any of these customers choose to no longer use Peerless’ services or products, the Company’s operating results could decline significantly.

Peerless relies on relationships with Adobe Systems Incorporated and Novell Inc., and any adverse change in those relationships will harm the Company’s business.
      The Company has licensing agreements with Adobe Systems Incorporated and Novell Inc. to bundle and sublicense their licensed products with the Company’s licensed software. These relationships accounted for $6.2 million in revenues and an associated $1.7 million in cost of revenues during the second quarter of fiscal year 2006. Should the agreement with any of these vendors be terminated or canceled, there is no assurance that the Company could replace that source of revenue within a short period of time, if at all. Such an event would have a material adverse effect on the Company’s operating results.

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
      Peerless has negotiated with Canon Inc. regarding the PostScript sublicense agreement between Peerless and Canon executed as of April 1, 2001. The sublicense did not include several terms required to be included in all OEM sublicenses by Peerless’ license with Adobe. Although Adobe has indicated to Peerless that it has no current intention to pursue claims for alleged breach of the Adobe Peerless PostScript Sublicensing Agreement, Adobe has not agreed to waive the requirement that the missing terms be included in the Canon sublicense. To date, Peerless has been unable to amend the Canon sublicense in a manner acceptable to both Canon and Adobe. Furthermore, there is no assurance that Peerless will be able to resolve the issues in a manner acceptable to both Adobe and Canon. Thus, Adobe may exercise its right to terminate its license agreement with Peerless and take other legal action against Peerless, if it so chooses. Termination of the Adobe agreement would have a material adverse effect on Peerless’ future operating results. Approximately 37% of Peerless’ revenue for the six months ended July 31, 2005 and approximately 31% of Peerless’ revenue for the six months ended July 31, 2004 were derived from its licensing arrangement with Adobe Systems Incorporated. See “Peerless relies on relationships with Adobe Systems Incorporated and Novell Inc., and any adverse change in those relationships will harm the Company’s business.”

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
      The Company’s net trade accounts receivable was $3.4 million as of July 31, 2005, an increase from $2.0 million as of January 31, 2005. Significant collections at the end of fiscal year 2005 contributed to the increase. Although Peerless believes that the Company’s reserves for accounts receivable are adequate for the remainder of fiscal year 2006, there can be no assurance this is the case. If the Company’s reserves for accounts receivable are inadequate, it could have a material adverse effect on the Company’s results of operations.

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

The Company’s internal controls have deficiencies.
      Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting. Based on this evaluation, management identified internal control deficiencies that related to (i) the Company’s estimation process for timely recording accruals of third party product licensing service, which was identified as a material weakness and (ii) the administration of the Company’s Employee Stock Purchase Plan, which was identified as a significant deficiency. These deficiencies affect the Company’s ability to prepare interim and annual consolidated financial statements and accompanying footnote disclosures in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. These deficiencies, if not remediated, create increased risk of misstatement, mistake or omission in the Company’s financial results resulting in the loss of investor confidence in its financial reporting. In addition, management’s response to any deficiencies in the Company’s internal control over financial reporting may be inadequate, ineffective or insufficient to remedy the risk of material misstatements, mistake or omission in the Company’s financial results. In addition, the Company is continuing to review the consequences of the identified deficiencies related to the past administration of the Employee Stock Purchase Plan, and the Company may identify material consequences in the future.

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

The Company’s stock may experience extreme price and volume fluctuations.
      The Company’s common stock has experienced price and volume volatility. In the 60-day period ending September 8, 2005, the closing price of the stock ranged from $3.56 per share to $5.48 per share. During the same period, daily volume for the Company’s common stock has ranged from 7,400 shares traded to 705,600 shares traded. Such price and volume volatility may occur in the future. Factors that could affect the trading price and volume of the Company’s common stock include:

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
      As required by Rule 13(a)-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective at ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported as required in applicable SEC rules and forms because of the deficiencies in internal controls over financial reporting described below. Management has determined that the first of these deficiencies constitutes a material weakness in the Company’s internal controls over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Product Licensing Costs
      The Company did not maintain appropriate controls over its estimation process for timely recording of the accruals of third party product licensing costs. Such weakness resulted in multiple adjustments to the components of product licensing reserve. Management has responded to the identification of this material weakness by instituting additional review processes to establish appropriate accruals in accordance with individual contract terms. The Company has also designed and implemented additional financial analyses to ensure the appropriate amount of product licensing reserves have been established.

      The net impact of this deficiency was not material to the financial results for the three and six months ended July 31, 2005. However, the potential for a material impact exists if the discovered material weakness is not remediated. Management believes that the actions described above will achieve such remediation.

Employee Stock Purchase Plan
      The Company also did not maintain appropriate controls over the administration of its Employee Stock Purchase Plan, or ESPP. Such weakness resulted, among other things, in excess purchases of stock by certain participants. Management has designed and implemented new procedures to assure that shares purchased under the ESPP are made in the appropriate amounts and has taken other steps to assure that the ESPP is administered in full compliance with applicable requirements and that all required documentation related to the ESPP is prepared, maintained, and distributed as necessary in accordance with applicable requirements.
      The impact of this deficiency was not material to the financial results for the three and six months ended July 31, 2005. However, the potential for a misstatement exists if the discovered significant deficiency is not remediated. Management believes that the actions described above will achieve such remediation.
      Except as described above, there have been no significant changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II — OTHER INFORMATION

Item 1 —	Legal Proceedings.
      None.

Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds.
      None.

Item 3 —	Defaults Upon Senior Securities.
      None.

Item 4 —	Submission of Matters to a Vote of Security Holders.
      The Company held its annual stockholders meeting on June 30, 2005. The following matters were voted upon at the meeting:

1. The election of four directors to serve on the Company’s Board of Directors:

	Votes Cast

		Against or
	For	Withheld

Robert G. Barrett	11,929,082	—
Louis C. Cole	11,892,082	—
Howard J. Nellor	14,080,352	—
Thomas G. Rotherham	11,929,282	—

2. The approval of the Peerless Systems Corporation 2005 Incentive Award Plan:

For	Against	Withheld

4,469,069	3,204,307	6,974,151

3. The ratification of the Company’s selection of Ernst & Young LLP as Independent Registered Public Accounting Firm for the year ending January 31, 2006:

For	Against	Withheld

14,579,562	51,208	16,820

Item 5 —	Other Information.
      None.

Item 6 —	Exhibits.
      Exhibits:

10	.91(1)	Amendment No. 18 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 1, 2005.

10	.92(2)	Peerless Systems Corporation 2005 Incentive Award Plan

10	.93(3)	Amendment No. 23 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 1, 2005.

10.94		Peerless Systems Corporation Amended and Restated Transaction Incentive Plan.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)	Previously filed in the Company’s Current Report on Form 8-K, filed on June 15, 2005, and incorporated herein by reference.

(2)	Previously filed in the Company’s Proxy Statement, filed on May 16, 2005, and incorporated herein by reference.

(3)	Confidential treatment has been requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Security and Exchange Commission.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Peerless Systems Corporation

By:	/s/ Howard J. Nellor

Howard J. Nellor
President and Chief Executive Officer
(Principal Executive Officer)
Date: September 14, 2005

By:	/s/ William R. Neil

William R. Neil
Vice President of Finance and
Chief Financial Officer
(Principal Financial and
Accounting Officer)
Date: September 14, 2005

EXHIBIT INDEX
      Exhibits:

10	.91(1)	Amendment No. 18 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 1, 2005.

10	.92(2)	Peerless Systems Corporation 2005 Incentive Award Plan

10	.93(3)	Amendment No. 23 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 1, 2005.

10.94		Peerless Systems Corporation Amended and Restated Transaction Incentive Plan.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)	Previously filed in the Company’s Current Report on Form 8-K, filed on June 15, 2005, and incorporated herein by reference.

(2)	Previously filed in the Company’s Proxy Statement, filed on May 16, 2005, and incorporated herein by reference.

(3)	Confidential treatment has been requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Security and Exchange Commission.