Form 10-Q
period 2005-10-31
PEERLESS SYSTEMS CORP
filed 2005-12-15
CIK 897893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 000-21287
PEERLESS SYSTEMS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	95-3732595 (I.R.S. Employer Identification No.)

2381 Rosecrans Avenue, El Segundo, CA (Address of Principal Executive Offices)	90245 (Zip Code)
(310) 536-0908
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The number of shares of Common Stock outstanding as of December 9, 2005 was 16,705,582.

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
      These forward-looking statements are just projections and estimations based upon the information available to the Company at this time. Thus they involve known and unknown factors and trends affecting Peerless and its business such that actual results could differ materially from those projected in the forward-looking statements made in this Quarterly Report on Form 10-Q. Risks and uncertainties include, but are not limited to: (a) if Kyocera-Mita Corporation and the Company do not enter into definitive agreements relating to the Memorandum of Understanding (“MOU”) between the companies, it may harm the Company’s financial results; (b) under new regulations required by the Sarbanes-Oxley Act of 2002, an adverse opinion on internal controls over financial reporting could be issued by the Company’s independent registered public accounting firm, and this could have a negative impact on the Company’s stock price; (c) recent and proposed regulations related to equity incentives could adversely affect the Company’s ability to attract and retain key personnel; (d) the impact of Microsoft’s Windows Vistatm operating system could have an adverse impact on the Company’s future licensing revenues; (e) the Company’s near term revenue may drop as a result of the timing of licensing revenues and the reduced demand for its existing monochrome technologies; (f) if the Company is unable to achieve its expected level of sales of Peerless Sierra Technologies, the Company’s future revenue and operating results may be harmed; (g) if the marketplace does not accept Peerless’ new Peerless Sierra Technologies, the Company’s future revenue and operating results may be harmed; (h) the Company’s existing capital resources may not be sufficient and if Peerless is unable to raise additional capital, the Company’s business may suffer; (i) Adobe Systems Incorporated and Novell Inc. products may fail to maintain market acceptance and Adobe and Novell may fail to develop additional enhanced and/or new products that achieve market acceptance; (j) Peerless has a history of losses; (k) the future demand for the Company’s current products is uncertain; (l) Peerless relies on relationships with certain customers and any adverse change in those relationships will harm the Company’s business; (m) Peerless relies on relationships with Adobe Systems Incorporated and Novell Inc., and any adverse change in those relationships will harm the Company’s business; (n) the Company, as a sublicensor of third party intellectual property, is subject to audits of the Company’s licensing fee costs; and (o) the Company has negotiated with Adobe Systems Incorporated and Canon Inc. to remedy a contract dispute, which, if not remedied, could result in the loss of the Adobe agreement and harm to the Company’s business. Please see pages 20 through 29 of this Quarterly Report on Form 10-Q for a more in depth discussion of these factors and trends affecting Peerless and its business.
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

PEERLESS SYSTEMS CORPORATION
TRADEMARKS
      Peerless®, Memory Reduction Technology® (MRT), PeerlessPowered®, PeerlessPrint®, AccelePrint®, SyntheSys®, QuickPrint®, PerfecTone® and VersaPage® are registered trademarks of Peerless Systems Corporation. MagicPrinttm, PeerlessPagetm, ImageWorkstm, PeerlessDrivertm, PeerlessColortm, PeerlessTrappingtm, and WebWorkstm are trademarks of Peerless Systems Corporation. Peerless Systems, P logo, and Peerless logo are trademarks and service marks of Peerless Systems Corporation registered in Japan. Peerless is a trademark of Peerless Systems Corporation that is registered in Australia, China, France, Hong Kong, Spain, Taiwan, and the United Kingdom, and is the subject of applications for registration pending in the European Union, Italy, and Korea. PeerlessPrint is a trademark of Peerless Systems Corporation that is the subject of an application for registration pending in Japan. PeerlessPrint (in Katakana) is a trademark of Peerless Systems Corporation that is the subject of an application for registration pending in Japan.

PART I — FINANCIAL INFORMATION

Item 1 —	Financial Statements.
PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	January 31,
	2005	2005

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$10,387	$5,099
Short-term investments	370	1,397
Trade accounts receivable, net	2,943	2,037
Unbilled receivables	2,152	952
Inventory	28	688
Prepaid expenses and other current assets	752	397

Total current assets	16,632	10,570
Property and equipment, net	1,019	1,382
Other assets	218	695

Total assets	$17,869	$12,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$450	$870
Accrued wages	957	410
Accrued compensated absences	848	754
Accrued product licensing costs	3,530	2,364
Other current liabilities	1,238	470
Deferred revenue	606	897

Total current liabilities	7,629	5,765
Other liabilities	334	418

Total liabilities	7,963	6,183

Stockholders’ equity:
Common stock	16	16
Additional paid-in capital	50,657	49,761
Accumulated deficit	(40,680)	(43,239)
Accumulated other comprehensive income	26	39
Treasury stock	(113)	(113)

Total stockholders’ equity	9,906	6,464

Total liabilities and stockholders’ equity	$17,869	$12,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

	2005	2004	2005	2004

	(In thousands, except per share amounts)
Revenues:
Product licensing	$5,854	$4,574	$14,332	$11,373
Engineering services and maintenance	3,194	352	9,207	1,831
Hardware sales	598	75	2,980	1,593

Total revenues	9,646	5,001	26,519	14,797

Cost of revenues:
Product licensing	2,179	1,488	4,778	3,126
Engineering services and maintenance	1,929	593	5,844	2,468
Hardware sales	566	39	2,282	648

Total cost of revenues	4,674	2,120	12,904	6,242

Gross margin	4,972	2,881	13,615	8,555

Operating expenses:
Research and development	1,487	2,628	4,052	9,031
Sales and marketing	809	660	2,592	2,908
General and administrative	1,623	923	4,356	3,424

Total operating expenses	3,919	4,211	11,000	15,363

Income (loss) from operations	1,053	(1,330)	2,615	(6,808)
Other income (expense)	(1)	15	(28)	33

Income (loss) before income taxes	1,052	(1,315)	2,587	(6,775)
Provision for income taxes	7	31	28	150

Net income (loss)	$1,045	$(1,346)	$2,559	$(6,925)

Basic earnings (loss) per share	$0.06	$(0.08)	$0.16	$(0.44)

Diluted earnings (loss) per share	$0.06	$(0.08)	$0.14	$(0.44)

Weighted average common shares outstanding — basic	16,585	15,941	16,405	15,854

Weighted average common shares outstanding — diluted	18,795	15,941	18,157	15,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	October 31,

	2005	2004

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$2,559	$(6,925)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation and amortization	1,058	1,180
Other	—	63
Changes in operating assets and liabilities:
Trade accounts receivables	(906)	4,427
Unbilled receivables	(1,200)	(1,271)
Inventory	660	(310)
Prepaid expenses and other assets	(68)	(147)
Accounts payable	(420)	(292)
Accrued product licensing costs	1,166	(216)
Deferred revenue	(291)	(752)
Other liabilities	1,325	(551)

Net cash provided (used) by operating activities	3,883	(4,794)

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(400)
Proceeds from sales of available-for-sale securities	1,014	2,337
Purchases of property and equipment	(157)	(219)
Purchases of software licenses	(348)	(272)

Net cash provided by investing activities	509	1,446

Cash flows from financing activities:
Proceeds from issuance of common stock	440	338
Proceeds from exercise of common stock options	456	25
Payments for deferred costs for financing arrangement	—	(45)

Net cash provided by financing activities	896	318

Net increase (decrease) in cash and cash equivalents	5,288	(3,030)
Cash and cash equivalents, beginning of period	5,099	5,069

Cash and cash equivalents, end of period	$10,387	$2,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation:
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
      Liquidity: Historically, the Company has incurred losses from operations and has reported negative operating cash flows. As of October 31, 2005, the Company had an accumulated deficit of $40.7 million and cash and short-term investments of $10.8 million. The Company believes that its existing cash and short-term investments, and any cash generated from operations will be sufficient to fund its working capital requirements, capital expenditures and other obligations through at least the next twelve months.
      On March 1, 2005, the Company entered into a binding Memorandum of Understanding (“MOU”) with Kyocera-Mita Corporation (“Kyocera-Mita”) to provide a range of non-exclusive engineering services and product development services (see Note 7). Pursuant to the MOU, Kyocera-Mita has agreed to pay the Company an aggregate of $24.0 million, which will be paid in $2.0 million quarterly payments over the initial three-year term of the MOU. The long term liquidity of the Company is dependent upon this MOU. Should the MOU be terminated and Kyocera-Mita and the Company not enter into definitive agreements, the Company’s cash flow assumptions would be materially affected, and the Company would need to scale its operations to match the decrease in cash flows and may need to raise additional capital. The Company currently does not have a credit facility. The Company did not renew its credit facility with its bank, Silicon Valley Bank, which expired on October 26, 2005, and generally only provided coverage for short-term working capital needs.
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
      The Company also enters into engineering services contracts with certain of its original equipment manufacturers (“OEMs”) to provide a turnkey solution, adapting the Company’s software and supporting electronics to specific OEM requirements. Revenues on such contracts are recognized over the course of the engineering work on a percentage-of-completion basis. Progress-to-completion under percentage-of-completion is

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
determined based on direct costs, consisting primarily of labor and materials, expended on the arrangement. The Company provides for any anticipated losses on such contracts in the period in which such losses are first determinable. At October 31, 2005 and January 31, 2005, the Company had no significant loss contracts. The Company also provides engineering support based on a time-and-material basis. Revenues from this support are recognized as the services are performed.
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
      The Company has derived revenues from the sale of controllers for multifunction products (“MFP”), which has been discontinued. Peerless sold its controllers to certain OEM dealers for distribution to end users. Because it was a relatively new product, the Company was unable to establish a history regarding returns of the products shipped. Therefore, the Company recognized revenue only upon sales through to end users.
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

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

	2005	2004	2005	2004

	(Unaudited)
	(In thousands, except per share amounts)
Net income (loss) as reported	$1,045	$(1,346)	$2,559	$(6,925)
Stock-based compensation, net of taxes	(116)	(53)	(348)	(428)

Pro forma net income (loss)	$929	$(1,399)	$2,211	$(7,353)

Basic earnings (loss) per share as reported	$0.06	$(0.08)	$0.16	$(0.44)

Pro forma basic earnings (loss) per share	$0.06	$(0.09)	$0.13	$(0.46)

Diluted earnings (loss) per share as reported	$0.06	$(0.08)	$0.14	$(0.44)

Pro forma diluted earnings (loss) per share	$0.05	$(0.09)	$0.12	$(0.46)

      In determining the fair value, the Company used the Black-Scholes model, assumed no dividends per year, used expected lives ranging from 2 to 10 years, expected volatility of 77.2% and 74.5% for the three months and nine months ended October 31, 2005 and 2004, respectively, and risk free interest rates of 3.90% and 3.43% for the three and nine months ended October 31, 2005 and 2004, respectively. The weighted average per share fair values of options granted during the periods presented with exercise prices equal to market price on the date of grant were $0.82 for the three months ended October 31, 2004, and $2.19 and $0.79 for the nine months ended October 31, 2005 and 2004, respectively. There were no options granted in

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
the three months ended October 31, 2005. There were no options granted with exercise prices below market price on the date of grant during any of the periods presented.

3.	Investments:
      Investments consisted of the following:

	October 31,	January 31,
	2005	2005

	(Unaudited)
	(In thousands)
Available-for-sale securities:
Maturities within one year:
Corporate debt securities	$370	$1,397

      The fair value of available-for-sale securities at October 31, 2005 and January 31, 2005 approximated their carrying value (amortized cost). Unrealized gains or losses on securities were immaterial for all periods presented.

4.	Inventory:
      Inventory consisted of the following:

	October 31,	January 31,
	2005	2005

	(Unaudited)
	(In thousands)
Raw material	$—	$37
Finished goods	28	651

Total inventory	$28	$688

      Inventory is stated at lower of cost or realizable value.

5.	Concentration of Revenues:
      During the third quarter of fiscal year 2006, three customers each generated greater than 10% of the revenues of the Company and collectively contributed 71% of such revenues. Block license revenues for the same time period were 47% of the revenues of the Company. During the third quarter of fiscal year 2005, four customers each generated greater than 10% of the revenues of the Company, and collectively contributed 83% of revenues of the Company. Block license revenues for the third quarter of fiscal year 2005 accounted for 63% of the revenues of the Company.
      During the nine months ended October 31, 2005, four customers each generated greater than 10% of the revenues of the Company and collectively contributed 66% of such revenues. Block license revenues for the same time period were 39% of the revenues of the Company. During the nine months ended October 31, 2004, six customers each generated greater than 10% of the revenues of the Company, and collectively contributed 80% of revenues of the Company. Block license revenues for the same time period of fiscal year 2005 accounted for 50% of the revenues of the Company.
6.                Income Taxes:
      For the three and nine months ended October 31, 2005, the provision for income taxes was primarily comprised of alternative minimum taxes on pretax profits for fiscal 2006. The provision for income taxes for

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
the corresponding three and nine month periods in fiscal year 2005 were primarily the result of foreign income taxes paid. On July 1, 2004, a new tax treaty between Japan and the United States went into effect. The new treaty generally eliminates the requirement of the Company’s Japanese customers to withhold income taxes on royalty payments due to Peerless. The impact was to nearly eliminate the Company’s foreign income taxes paid in the period since the treaty went into effect.
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
      For the three and nine months ended October 31, 2005, the Company recognized revenues of approximately $2.2 million and $6.6 million, respectively, on the MOU, including $0.25 million for incentive bonuses for performance during each of the first three quarters of fiscal year 2006.

8.	Related Party Transactions:
      In fiscal years 2006 and 2005, the Company engaged a marketing consulting firm controlled by a consultant who later became an officer of the Company in sales and marketing. There were no expenses related to this consulting firm in the three months ended October 31, 2005; sales and marketing expenses for the three months ended October 31, 2004 included $29,000 for services performed by this consulting firm. Sales and marketing expenses for such services for the nine months ended October 31, 2005 and 2004 included $5,000 and $103,000, respectively. No significant balances were owed to this entity at October 31, 2005 or January 31, 2005.

9.	Stock Option Plan:
      On June 30, 2005, the stockholders of the Company approved the adoption of the Peerless Systems Corporation 2005 Incentive Award Plan (“2005 Plan”). The 2005 Plan replaces Peerless Systems Corporation Amended and Restated 1996 Equity Incentive Plan (“Prior Plan”), which terminated upon receipt of stockholder approval of the 2005 Plan.
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

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      The maximum aggregate number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2005 Plan is the sum of: (i) 500,000 shares; plus (ii) any shares of common stock which as of the effective date of the 2005 Plan are available for issuance under the Prior Plan and which following the effective date of the 2005 Plan are not issued upon exercise of outstanding awards made under the Prior Plan. As of June 30, 2005, there were approximately 3,790,589 shares remaining available for issuance under the Prior Plan, including 3,508,635 shares subject to outstanding awards under the Prior Plan, which awards will remain outstanding under the terms of the Prior Plan until exercised or terminated.
      A summary of the primary provisions of the 2005 Plan was included in a Form 8-K, filed on June 30, 2005. The full text of the 2005 Plan was included as Appendix A to the Company’s proxy statement for the 2005 Annual Meeting of Stockholders, filed on May 16, 2005.

10.	Commitment:
      During the quarter ended July 31, 2005, the Company decided that, due to declining demand for its Everest controller, it would discontinue the production of the controllers. As a result, the Company recorded a provision for costs of the disposal of excess inventory and other cancellation charges of $179,000 and $456,000 in the three and nine months ended October 31, 2005. These amounts have been recorded in cost of revenues.
      As of October 31, 2005, the Company had an outstanding commitment of $391,000 on a purchase order entered into during the third quarter for software licenses associated with its hardware product development activities.

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
      The Company has developed and continues to develop controller products and applications for sale to OEMs and distribution channels. Digital document products include monochrome (black and white) and color printers, copiers, fax machines and scanners, as well as MFPs that perform a combination of these imaging functions. In order to process digital text and graphics, digital document products rely on a core set of imaging software and supporting electronics, collectively known as a digital imaging system. Network interfaces supply the core technologies to digital document products that enable them to communicate over local and wide area networks and the Internet. The Peerless family of products and engineering services provide fully integrated advanced and proprietary imaging and networking technologies that enable the Company’s OEM customers and third party developers for OEMs to develop stand-alone and networked digital printers, copiers, and MFPs quickly and cost effectively. The Peerless family of Network software development kit (“SDK”) products offers OEM device manufacturers a complete connectivity solution for digital imaging peripherals. The SDK products are transitioning to an “unbundled” set of technologies to provide incremental “component-level” sales opportunities for customers that possess some level of existing networking support in their products. Additionally, new SDK offerings in the area of next-generation web services and advanced security platforms should provide multiple new market opportunities outside of the digital imaging arena for Peerless Network technology. The Web Services Framework will support connectivity to Microsoft’s next-generation “Vistatm” Operating System for printing, scanning, and faxing, as well as network management. The Security Framework SDK will support scalable security solutions across a wide variety of network appliances, with the highest level of functionality designed to address the most stringent Department of Defense and United States Government requirements.
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
      The Company generates revenue from its OEM customers through the sale of imaging solutions in either turnkey or SDK form. The Company’s product licensing revenues are comprised of both recurring per unit and block licensing revenues and development licensing fees for source code or SDKs. Licensing revenues are derived from per unit fees paid periodically by the Company’s OEM customers upon manufacturing and subsequent commercial shipment of products incorporating the Company’s technology. Licensing revenues are also derived from arrangements in which the Company enables third party technology, such as solutions from Adobe or Novell, to be used with Company and/or OEM products.
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
Liquidity and Capital Resources
      Compared to January 31, 2005, total assets at October 31, 2005 increased 41% to $17.9 million and stockholders’ equity increased 53% to $9.9 million, primarily the result of the net income and the issuance of common stock. The Company’s cash and investment portfolio at October 31, 2005 was $10.8 million, an increase of 66% from $6.5 million as of January 31, 2005, and the ratio of current assets to current liabilities was 2.2:1, which is an increase from the 1.8:1 ratio as of January 31, 2005. The increase was primarily the result of the operating profit generated during the nine-month period and increases in trade and unbilled receivables. The Company’s operations provided $3.9 million in cash during the nine months ended

October 31, 2005, compared to $4.8 million in cash used by operations during the quarter ended October 31, 2004.
      During the nine months ended October 31, 2005, $0.5 million in cash was provided by the Company’s investing activities. It is the Company’s policy to invest the majority of its unused cash in low risk government and commercial debt securities. The Company has not historically purchased, nor does it expect to purchase in the future, derivative instruments or enter into hedging transactions. During the nine months ended October 31, 2005 and 2004, the Company invested $0.2 million in property, equipment and leasehold improvements.
      At October 31, 2005, the Company’s principal source of liquidity, cash and cash equivalents and investments was $10.8 million, an increase of $4.3 million from January 31, 2005, compared to a decrease of $5.0 million in the comparable nine-months ended October 31, 2004. Peerless does not have a credit facility. The Company did not renew the credit facility it had with Silicon Valley Bank that allowed for borrowing against outstanding receivables. The credit facility, which expired on October 26, 2005, generally only provided coverage for short-term working capital needs. The Company may require additional long-term capital to finance working capital requirements.
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
      During the quarter ended July 31, 2005, the Company determined that, due to the declining demand for its Everest controller, it would end the production of the controller. The Company canceled remaining orders for the production of the controller at its contract manufacturer and began to dispose of any excess inventory. For the three and nine months ended October 31, 2005, the Company recorded provisions for loss of $0.2 million and $0.5 million, respectively, for losses on the disposal of excess inventory and other cancellation charges.
      The Company believes that the net cash provided by operating activities, and existing cash and equivalents, will provide the Company with sufficient resources to meet working capital requirements and other cash needs over at least the next twelve months. If the Company does not generate anticipated cash flow from sales, or if expenditures are greater than expected, the Company most likely will reduce discretionary spending, which would require the Company to delay, scale back or eliminate some or all of its development efforts, any of which could have a material adverse effect on the Company’s business, results of operations and prospects. Further, if the Company’s expected positive cash flows are not achieved, and is unable to increase revenues or cut costs so that revenues generated from operating activities are sufficient to meet the Company’s obligations, the Company will exhaust its current capital resources, and will be required to obtain additional capital from other sources. Such sources might include issuance of debt or equity securities, bank financing or other means that might be available to the Company to increase its working capital. Under such circumstances, there is substantial doubt as to whether the Company would be able to obtain additional capital on commercially acceptable terms or at all. The inability to obtain such resources on commercially acceptable terms would have a material adverse effect on the Company, its operations, liquidity and financial condition, its prospects and the scope of strategic alternatives and initiatives available to the Company.

Results of Operations

Comparison of Quarters Ended October 31, 2005 and 2004

	Percentage of
	Total Revenues
	Three Months
	Ended		Percentage Change
	October 31,		Three Months Ended
			October 31,
	2005	2004	2005 vs. 2004

Statements of Operations Data:
Revenues:
Product licensing	61%	92%	28%
Engineering services and maintenance	33	7	807
Hardware sales	6	1	697

Total revenues	100	100	93

Cost of revenues:
Product licensing	22	29	46
Engineering services and maintenance	20	12	225
Hardware sales	6	1	1,351

Total cost of revenues	48	42	120

Gross margin	52	58	73

Operating expenses:
Research and development	16	53	(43)
Sales and marketing	8	13	23
General and administrative	17	18	76

Total operating expenses	41	84	(7)

Income (loss) from operations	11	(26)	*
Other income (expense), net	—	—	*

Income (loss) before income taxes	11	(26)	*
Provision for income taxes	—	1	*

Net income (loss)	11%	(27)%	*

*	Percentages not meaningful.

Net Income
      The Company’s net income in the third quarter of fiscal year 2006 was 1.0 million, or $0.06 per basic and diluted share, compared to a net loss of $(1.3) million, or $(0.08) per share, in the third quarter of fiscal year 2005.

Revenues
      Consolidated revenues were $9.6 million for the third quarter of fiscal year 2006, compared to $5.0 million for the third quarter of fiscal year 2005. Licensing revenues increased $1.3 million in the third quarter of fiscal year 2006, as a result of higher block license levels in the current fiscal year. Engineering services and maintenance revenues increased $2.8 million, primarily as a result of engineering efforts under the Company’s binding MOU with Kyocera-Mita. Hardware sales increased $0.5 million as a result of Everest controller sales, which did not begin until the fourth quarter last year, offset by decreased sales of the Company’s ASICs.

Cost of Revenues
      Total cost of revenues was $4.7 million in the third quarter of fiscal year 2006, compared to $2.1 million in the third quarter of fiscal year 2005. Product licensing costs increased $0.7 million in the period as a result of a higher level of licensing revenues. Engineering services and maintenance costs increased $1.3 million in the third quarter of fiscal year 2006, primarily due to the cost of providing services under the Kyocera-Mita MOU. Hardware sales costs were higher in the third quarter of fiscal year 2006, primarily as a result of the costs of the sales of Everest controllers, which included a provision of $0.2 million for costs of the disposition of inventory and other cancellation charges associated with the end of production of the controllers. Those increases were offset by a decrease in ASICs costs.

Gross Margin
      The Company’s gross margin decreased to 52% in the third quarter of fiscal year 2006 compared with 58% in the third quarter of fiscal year 2005. The decrease in margin in fiscal year 2006 resulted from lower levels of the Company’s technology in its licensing revenues and the decreased margin in hardware sales due largely to the costs of ending the Everest controller production. These decreases were offset by increased margin associated with its engineering services and maintenance revenues, largely driven by the impact of the Kyocera-Mita MOU.

Operating Expenses
      Total operating expenses for the third quarter of fiscal year 2006 decreased 7% to $3.9 million, compared with $4.2 million for the same period one year ago.

•	Research and development expenses decreased 43% to $1.5 million in the third quarter of fiscal year 2006 from $2.6 million in the comparable quarter in fiscal year 2005. The decrease was primarily the result of a change in focus of engineering work and a reduction of the workforce that took place in the third quarter of fiscal year 2005. The focus of the Company’s engineering staff in the third quarter of fiscal year 2006 was in support of the Kyocera-Mita MOU, resulting in increased levels of engineering services and maintenance costs; in the comparable quarter in fiscal year 2005, its focus was on the development of the Peerless Sierra Technologies, resulting in higher levels of research and development costs. The Company expects research and development expenses to increase approximately 15% over the next twelve months, with increases to cover new networking and ASIC technologies.

•	Sales and marketing expenses increased 23% to $0.8 million in the third quarter of fiscal year 2006 from $0.7 million in the comparable quarter in fiscal year 2005. The increase was due primarily to a higher level of commissions and wages in fiscal year 2006. The Company continued to focus on the marketing of Peerless Sierra Technologies and on developing new OEM customers and evaluating other opportunities to promote the Company’s core and new imaging and network solutions. The Company believes such expenses will increase 5% to 10% to cover new staffing in Japan to enhance our OEM relations and selling efforts.

•	General and administrative expenses increased 76% to $1.6 million in the third quarter of fiscal year 2006 from $0.9 million in the comparable quarter in fiscal year 2005. Costs in the third quarter of fiscal year 2006 were higher largely as a result of costs related to the consulting efforts associated with Section 404 of Sarbanes-Oxley Act of 2002 (“SOX 404”) compliance, and increased legal and accounting expenses. The Company believes such expenses will remain in the current range with the continuing SOX 404 compliance efforts.

Income Taxes
      The provision for income taxes for the three months ended October 31, 2005 was primarily related to alternative minimum taxes on pretax profits for fiscal year 2006.
      The Company has provided a valuation allowance on its net deferred tax assets because of the uncertainty with respect to its ability to generate future taxable income to realize its deferred tax assets.

     Comparison of Nine Months Ended October 31, 2005 and 2004

	Percentage of
	Total Revenues
	Nine Months
	Ended		Percentage Change
	October 31,		Nine Months Ended
			October 31,
	2005	2004	2005 vs. 2004

Statements of Operations Data:
Revenues:
Product licensing	54%	77%	26%
Engineering services and maintenance	35	12	403
Hardware sales	11	11	87

Total revenues	100	100	79

Cost of revenues:
Product licensing	18	21	53
Engineering services and maintenance	22	17	137
Hardware sales	9	4	252

Total cost of revenues	49	42	107

Gross margin	51	58	59

Operating expenses:
Research and development	15	61	(55)
Sales and marketing	10	20	(11)
General and administrative	16	23	27

Total operating expenses	41	104	(28)

Income (loss) from operations	10	(46)	*
Other income (expense), net	—	—	*

Income (loss) before income taxes	10	(46)	*
Provision for income taxes	—	1	*

Net income (loss)	10%	(47)%	*

*	Percentages not meaningful

Net Income
      The Company’s net income in the nine months ended October 31, 2005 was $2.6 million, or $0.16 per basic share and $0.14 per diluted share, compared to a net loss of $(6.9) million, or $(0.44) per share, in the comparable nine month period in fiscal year 2005.

Revenues
      Consolidated revenues were $26.5 million for the nine months ended October 31, 2005, compared to $14.8 million in the comparable nine month period in fiscal year 2005. Licensing revenues increased $3.0 million in the nine months ended October 31, 2005, primarily as a result of a higher level of shipments by the Company’s customers. Engineering services and maintenance revenues increased $7.4 million, primarily as a result of engineering efforts under the Company’s MOU with Kyocera-Mita. Hardware sales increased $1.4 million as a result of sales of its Everest controllers, offset by decreased sales of the Company’s ASICs.

Cost of Revenues
      Total cost of revenues was $12.9 million in the nine months ended October 31, 2005, compared to $6.2 million in the comparable nine month period in fiscal year 2005. Product licensing costs increased $1.7 million in the period as a result of a higher level of licensing revenues. Engineering services and maintenance costs increased $3.4 million in the period, primarily due to the cost of providing services under the Kyocera-Mita MOU. Hardware sales costs increased $1.6 million in the nine months ended October 31, 2005, primarily as a result of the sales of Everest controllers, costs of which included the provision of $0.5 million for costs of the disposition of inventory and other cancellation charges associated with the end of production of the controllers.

Gross Margin
      The Company’s gross margin decreased to 51% in the nine months ended October 31, 2005 compared to 58% in the comparable nine month period in fiscal year 2005. Lower levels of the Company’s technology in its licensing revenues and the costs of ending the production of the Everest controllers were primarily responsible for the decrease, offset by increased margins associated with its engineering services and maintenance revenues, largely driven by the Kyocera-Mita MOU.

Operating Expenses
      Total operating expenses for the nine months ended October 31, 2005 decreased 28% to $11.0 million, compared to $15.4 million for the comparable nine month period in fiscal year 2005.

•	Research and development expenses decreased 55% to $4.1 million in the nine months ended October 31, 2005 from $9.0 million in the comparable nine month period in fiscal year 2005. The decrease was primarily the result of a change in focus of engineering work and a reduction of the workforce that took place in the second quarter of fiscal year 2005. The focus of the Company’s engineering staff in the first nine months of fiscal year 2006 was in support of the Kyocera-Mita MOU, resulting in increased levels of engineering services and maintenance costs; in the comparable nine month period in fiscal year 2005, its focus was on the development of the Peerless Sierra Technologies, resulting in higher levels of research and development costs.

•	Sales and marketing expenses decreased 11% to $2.6 million in the nine months ended October 31, 2005 from $2.9 million in the comparable nine month period in fiscal year 2005. The decrease was due primarily to reductions in consulting and travel costs, offset by increased commissions in the nine month period of fiscal year 2006. The Company continued to focus on the marketing of Peerless Sierra Technologies and on developing new OEM customers and evaluating other opportunities to promote the Company’s core and new imaging and network solutions.

•	General and administrative expenses increased 27% to $4.4 million in the nine months ended October 31, 2005 from $3.4 million in the comparable nine month period in fiscal year 2005. Costs in the first nine months of fiscal year 2006 were higher largely as a result of incentives paid for new business wins during the second quarter of fiscal year 2006, consulting costs associated with SOX 404 compliance, and increased legal and accounting expenses.

Income Taxes
      The provision for income taxes for the nine months ended October 31, 2005 was primarily related to alternative minimum taxes on pretax profits for fiscal year 2006. The provision for income taxes for the nine months ended October 31, 2004 resulted primarily from foreign income taxes paid. On July 1, 2004, a new tax treaty between Japan and the United States became effective, resulting in the elimination of Peerless’ Japanese customers’ requirements to withhold taxes on royalty payments to the Company.
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
      Section 404 of SOX requires that the Company establish and maintain an adequate internal control structure and procedures for financial reporting and assess on an on-going basis the design and operating effectiveness of the internal control structure and procedures for financial reporting. The Company’s independent registered public accounting firm is required to attest on management’s assertions on internal controls. Because the Company’s public float was less than $75 million at the end of its fiscal second quarter on July 31, 2005, such attestation will not be required until fiscal year end January 31, 2007. Although no known material weaknesses exist at this time, both a material weakness and significant deficiency were discovered during the preparation of the July 31, 2005 Form 10-Q, both of which have been remediated. It is possible that material weaknesses may be found in the future. If the Company is unable to remediate the weaknesses, the independent registered public accounting firm would be required to issue an adverse opinion on the Company’s internal controls.
      Because opinions on internal controls have not been required in the past, it is uncertain what impact an adverse opinion would have upon the Company’s stock price.

Recent and proposed regulations related to equity incentives could adversely affect the Company’s ability to attract and retain key personnel.
      Since its inception, the Company has used stock options and other long-term equity incentives as a fundamental component of its employee retention packages. The Company believes that stock options and other long-term equity incentives directly motivate its employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Peerless. The Financial Accounting Standards Board has announced changes that, when implemented in the Company’s first fiscal quarter ending April 30, 2006, will require the Company to record a charge to earnings for employee stock option grants and issuances of stock under employee stock purchase plans. This regulation could negatively impact the Company’s results of operations. In addition, new regulations implemented by the Nasdaq National Market requiring shareholder approval for all stock option plans could make it more difficult for the Company to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, the Company may incur increased costs, change its equity incentive strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect the Company’s business.

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
      The Company has traditionally generated its revenue from the licensing and sale of monochrome solutions to OEMs. While the Company is continuing to provide monochrome solutions to OEM customers and continuing to seek out additional distribution channels and customers for its monochrome solutions, the Company is increasing the focus of its research and development and marketing efforts on its Peerless Sierra Technologies product line of high performance, high speed, color imaging solutions. Until the Company’s Peerless Sierra Technologies becomes accepted in the marketplace — if such technology does become accepted in the marketplace — the Company’s overall license revenue may stagnate or even decrease. The Company recently decided to end production of its first product based on Peerless Sierra Technologies, the Everest controller, due to poor customer acceptance. If the Company’s revenue stagnates or decreases, the value of the Company’s securities may be adversely affected.

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
      The Company’s principal source of liquidity is the Company’s cash and cash equivalents and investments, which, as of October 31, 2005, were approximately $10.8 million in the aggregate. The current ratio of current assets to current liabilities was 2.2:1. For the nine months ended October 31, 2005, Peerless’ operations provided $3.9 million in cash.
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

Adobe Systems Incorporated and Novell Inc. products may fail to maintain market acceptance and Adobe and Novell may fail to develop additional enhanced and/or new products that achieve market acceptance.
      Peerless currently derives substantial licensing revenues from the sublicensing of third party technologies. Peerless expects that revenue from the sublicensing of third party technologies, including the technologies of Adobe and Novell, will continue to account for a substantial portion of revenues during fiscal year 2006 and beyond. The Company’s future success depends in part on the success of Adobe and Novell’s products and their ability to address the rapidly changing needs of the Company’s customers in the marketplace on a timely basis and for a reasonable price. Adobe and Novell’s failure to develop and to successfully introduce product enhancements and/or new products in the Company’s prime markets and the Company’s inability to replace Adobe and Novell’s products with other third party licenses that meet the company’s customer’s needs for a reasonable cost is likely to materially and adversely affect the Company’s business and financial results.

Peerless has a history of losses.
      Although Peerless was profitable in the first three quarters of fiscal year 2006, the Company has been unprofitable in four of the last five fiscal years. There is no assurance that the Company will continue to be profitable.

The future demand for the Company’s current products is uncertain.
      Peerless’ monochrome technology and products have been in the marketplace for an average of 31 months as of October 31, 2005. The average age of current technology and products in the marketplace reflects the aging of the Company’s monochrome technology and products. Although Peerless continues to license the Company’s current technology and products to certain OEMs, there can be no assurance that the OEMs will continue to need or utilize the current technology and products the Company offers.

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
      During the third quarter of fiscal year 2006, three customers, Oki Data Corporation, Kyocera-Mita Corporation and Seiko Epson Corporation each generated greater than 10% of the Company’s revenues and collectively contributed 71% of revenues. Block license revenues for the same time period were $4.5 million, or 47% of revenues. During the third quarter of fiscal year 2005, four customers, Konica Minolta Corporation, Kyocera-Mita Corporation, Novell Inc., and Seiko Epson Corporation each generated greater than 10% of the revenues, and collectively contributed 83% of revenues. Block license revenues during the same period were $3.2 million, or 63% of the Company’s revenues. If any of these customers choose to no longer use Peerless’ services or products, the Company’s operating results could decline significantly.

Peerless relies on relationships with Adobe Systems Incorporated and Novell Inc., and any adverse change in those relationships will harm the Company’s business.
      The Company has licensing agreements with Adobe Systems Incorporated and Novell Inc. to bundle and sublicense their licensed products with the Company’s licensed software. These relationships accounted for $4.8 million in revenues and an associated $2.1 million in cost of revenues during the third quarter of fiscal year 2006. Should the agreement with any of these vendors be terminated or canceled, there is no assurance that the Company could replace that source of revenue within a short period of time, if at all. Such an event would have a material adverse effect on the Company’s operating results.

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
      Peerless has negotiated with Canon Inc. regarding the PostScript sublicense agreement between Peerless and Canon executed as of April 1, 2001. The sublicense did not include several terms required to be included in all OEM sublicenses by Peerless’ license with Adobe. Although Adobe has indicated to Peerless that it has no current intention to pursue claims for alleged breach of the Adobe Peerless PostScript Sublicensing Agreement, Adobe has not agreed to waive the requirement that the missing terms be included in the Canon sublicense. To date, Peerless has been unable to amend the Canon sublicense in a manner acceptable to both Canon and Adobe. Furthermore, there is no assurance that Peerless will be able to resolve the issues in a manner acceptable to both Adobe and Canon. Thus, Adobe may exercise its right to terminate its license agreement with Peerless and take other legal action against Peerless, if it so chooses. Termination of the Adobe agreement would have a material adverse effect on Peerless’ future operating results. Approximately 50% of Peerless’ revenue for the nine months ended October 31, 2005 and approximately 60% of Peerless’ revenue for the nine months ended October 31, 2004 were derived from its licensing arrangement with Adobe Systems Incorporated. See “Peerless relies on relationships with Adobe Systems Incorporated and Novell Inc., and any adverse change in those relationships will harm the Company’s business.”

Peerless may be unable to develop additional new and enhanced products that achieve market acceptance.
      The Company’s future success depends in part on the Company’s ability to address the rapidly changing needs of potential customers in the marketplace, to introduce high-quality, cost-effective products, product enhancements and services on a timely basis, and to keep pace with technological developments and emerging industry standards. The Company’s failure to achieve its business plan to develop and to successfully introduce new products and product enhancements in the Company’s prime markets is likely to materially and adversely affect the Company’s business and financial results.

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
      The Company’s net trade accounts receivable was $2.9 million as of October 31, 2005, an increase from $2.0 million as of January 31, 2005. Significant collections at the end of fiscal year 2005 contributed to the increase. Although Peerless believes that the Company’s reserves for accounts receivable are adequate for the remainder of fiscal year 2006, there can be no assurance this is the case. If the Company’s reserves for accounts receivable are inadequate, it could have a material adverse effect on the Company’s results of operations.

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
      There can be no assurance that patents Peerless holds will not be challenged or invalidated, that patents will issue from any of the Company’s pending applications or that any claims allowed from existing or pending patents will be of sufficient scope or strength (or issue in the countries where products incorporating the Company’s technology may be sold) to provide meaningful protection or any commercial advantage to the Company, or that the Company will have adequate resources to enforce its intellectual property rights against infringers. In any event, effective protection of intellectual property rights may be unavailable or limited in certain countries. The status of United States patent protection in the software industry will evolve as the United States Patent and Trademark Office grants additional patents. Patents have been granted to fundamental technologies in software after the development of an industry around such technologies and patents may be issued to third parties that relate to fundamental technologies related to the Company’s technology.
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

The Company’s internal controls had deficiencies.
      Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting in preparation for filing the Company’s Form 10-Q for the quarter ended July 31, 2005. Based on that evaluation, management identified internal control deficiencies that related to (i) the Company’s estimation process for timely recording of accruals of third party product licensing service, which was identified as a material weakness and (ii) the administration of the Company’s Employee Stock Purchase Plan, which was identified as a significant deficiency. These weaknesses affected the Company’s ability to prepare interim and annual consolidated financial statements and accompanying footnote disclosures in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. These weaknesses, if not remediated, create increased risk of misstatement, mistake or omission in the Company’s financial results resulting in the loss of investor confidence in its financial reporting. While the Company’s management believes they have remediated the weaknesses, management’s response to any weaknesses in the Company’s internal control over financial reporting may have been inadequate, ineffective or insufficient to remedy the risk of material misstatements, mistake or omission in the Company’s financial results. In addition, the Company is continuing to review the consequences of the identified deficiencies related to the past administration of the Employee Stock Purchase Plan, and the Company may identify material consequences in the future.

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
      The Company’s common stock has experienced price and volume volatility. In the 60-day period ending December 9, 2005, the closing price of the stock ranged from $5.83 per share to $8.51 per share. During the same period, daily volume for the Company’s common stock has ranged from 79,900 shares traded to 838,100 shares traded. Such price and volume volatility may occur in the future. Factors that could affect the trading price and volume of the Company’s common stock include:

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

The Company’s common stock is traded on the Nasdaq Capital Market and may not provide adequate liquidity.
      Since July 30, 2004, the Company’s common stock has been traded on the Nasdaq Capital Market. There can be no assurance, however, that the Company will be able to maintain compliance with the continued listing standards of the Nasdaq Capital Market. For example, if the minimum bid price of the Company’s common stock falls below $1.00, and remains below $1.00 for thirty consecutive business days, the Company will not be in compliance with the Nasdaq Capital Market minimum bid requirements under Marketplace Rule 4310(c)(4).

      If Peerless is not able to maintain compliance, the Company’s common stock may be subject to removal from listing on the Nasdaq Capital Market. Trading in the Company’s common stock after a delisting, if any, would likely be conducted in the over-the-counter markets in the so-called “pink sheets” or the National Association of Securities Dealers’ Electronic Bulletin Board and could also be subject to additional restrictions. As a consequence of a delisting, the Company’s stockholders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company’s common stock. In addition, a delisting would make the Company’s common stock substantially less attractive as collateral for margin and purpose loans, for investment by financial institutions under their internal policies or state legal investment laws or as consideration in future capital raising transactions.

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
      On October 18, 2005, the Company entered into Amendment No. 22 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of October 14, 2005. Amendment 22 is attached hereto as Exhibit 10.95.
      On December 9, 2005, the Company entered into Amendment No. 27 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of November 1, 2005. Amendment 27 is attached hereto as Exhibit 10.98.
Item 6 — Exhibits.
      Exhibits:

10	.95(1)	Amendment No. 22 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of October 14, 2005.

10	.96(1)	Amendment No. 24 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of October 14, 2005.

10.97		Amendment No. 26 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of October 13, 2005.

10.98		Amendment No. 27 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of November 1, 2005.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)	Confidential treatment has been requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Peerless Systems Corporation

By:	/s/ Howard J. Nellor

Howard J. Nellor
President and Chief Executive Officer
(Principal Executive Officer)
Date: December 15, 2005

By:	/s/ William R. Neil

William R. Neil
Vice President of Finance and
Chief Financial Officer
(Principal Financial and
Accounting Officer)
Date: December 15, 2005

EXHIBIT INDEX

10	.95(1)	Amendment No. 22 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of October 14, 2005.

10	.96(1)	Amendment No. 24 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of October 14, 2005.

10.97		Amendment No. 26 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of October 13, 2005.

10.98		Amendment No. 27 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of November 1, 2005.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)	Confidential treatment has been requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission.