Form 10-K
period 2006-01-31
PEERLESS SYSTEMS CORP
filed 2006-05-01
CIK 897893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2006

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
Common Stock, $.001 Par Value Per Share
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐          No ☑
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
      Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is an shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐          No ☑
      The aggregate market value of the registrant’s common equity held by non-affiliates was approximately $59,837,483 on July 31, 2005, based upon the last sale price of our common stock on the Nasdaq SmallCap Market on such date.
      The number of shares of Common Stock outstanding as of April 24, 2006 was 17,091,207.
DOCUMENTS INCORPORATED BY REFERENCE
      Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders to be held on or around June 29, 2006, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended January 31, 2006.

PEERLESS SYSTEMS CORPORATION
ANNUAL REPORT ON FORM 10-K
For the Year Ended January 31, 2006

TRADEMARKS
      Peerless®, Memory Reduction Technology® (MRT), PeerlessPowered®, PeerlessPrint®, AccelePrint®, SyntheSys®, QuickPrint®, PerfecTone® and VersaPage® are registered trademarks of Peerless Systems Corporation. MagicPrinttm, PeerlessPagetm, ImageWorkstm, PeerlessDrivertm, PeerlessColortm, PeerlessTrappingtm, Peerless XPStm and WebWorkstm are trademarks of Peerless Systems Corporation. Peerless Systems, P logo, and Peerless logo are trademarks and service marks of Peerless Systems Corporation registered in Japan. Peerless is a trademark of Peerless Systems Corporation that is registered in Australia, China, France, Hong Kong, Spain, Taiwan, and the United Kingdom, and is the subject of applications for registration pending in the European Union, Italy, and Korea. PeerlessPrint is a trademark of Peerless Systems Corporation that is the subject of an application for registration pending in Japan. PeerlessPrint (in Katakana) is a trademark of Peerless Systems Corporation that is the subject of an application for registration pending in Japan.

      Statements made by us in this report and in other reports and statements released by us that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21 of the Securities Exchange Act of 1934. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management based on our current estimates, expectations, forecasts and projections and include comments that express our current opinions about trends and factors that may impact future operating results. Disclosures that use words such as we “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect,” “project” or the negative of these, as well as similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Risk Factors” in Part I, Item 1A. below. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below. Except as required under the federal securities laws and the rules and regulations of the U.S. Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise.
PART I

Item 1.	Business
      Peerless Systems Corporation licenses, develops and sells imaging and networking technologies and components to the digital document markets, which include manufacturers of color, monochrome and multifunction office products and digital appliances. We develop and license software-based imaging and networking technology for controllers in embedded, attached and stand-alone digital document products and integrate proprietary software into the printers, copiers, and multifunction products of original equipment manufacturers, or OEMs. We receive revenues from our license agreements, development agreements, service agreements and through direct sales of our products to our customers. Our broad line of scalable software and silicon offerings enables our customers to shorten their time-to-market and reduce costs by offering unique solutions for multiple products. Our customer base includes companies such as Canon, IBM, Konica Minolta, Kyocera Mita, Lenovo, OkiData, Ricoh, RISO, Seiko Epson and Xerox. We also maintain strategic partnerships with Adobe and Novell.
      We were incorporated in California in 1982 and reincorporated in Delaware in September 1996. We make our periodic and current reports and amendments to our reports available free of charge, on our website (www.peerless.com) as soon as reasonably practicable after such filing is electronically filed with, or furnished to the Securities and Exchange Commission. The information on our Internet website is not incorporated by reference into this Annual Report on Form 10-K.
      We have developed and continue to develop controller products and applications for sale to OEMs and distribution channels. Digital document products include monochrome (black and white) and color printers, copiers, fax machines and scanners, as well as multifunction products, or MFPs, that perform a combination of these imaging functions. In order to process digital text and graphics, digital document products rely on a core set of imaging software and supporting electronics, collectively known as a digital imaging system. Network interfaces supply the core technologies to digital document products that enable them to communicate over local and wide area networks and the Internet. Our products and engineering services provide fully integrated advanced and proprietary imaging and networking technologies that enable our OEM customers and third party developers for OEMs to develop stand-alone and networked digital printers, copiers and MFPs quickly and cost effectively. We license our technology, enter into development agreements and market our solutions and products directly to OEM customers including Canon, Konica Minolta, Kyocera Mita, Lenovo (formerly Legend), Oki Data, Panasonic, Ricoh, and Seiko Epson. We have also expanded our solution offerings by incorporating related imaging and networking technologies developed internally or licensed from third parties. We have developed more diverse distribution channels for our products and expanded our target markets to distributors, value added resellers, system integrators, OEM sales operations and geographically to the People’s Republic of China.
      Our traditional embedded development focus has historically been to offer high performing systems at a lower cost compared to competitive offerings. Our controllers achieve their performance objectives by interpreting printer description languages such as Adobe PostScript3, PeerlessPrint®5C or PeerlessPrint®5E, PeerlessPrint®6, PeerlessPrint®7 and PeerlessXPStm, while simultaneously executing raster image processing commands on our proprietary graphics co-processor. Lower component costs result from reducing the amount of random access memory (RAM) required to process raster images through the use of our proprietary application specific integrated circuit (ASIC) compression technology. Integrating network components further reduces the cost of our solutions and software typically supplied by third party technology vendors in separately mounted network interface cards. Our software has a modular architecture allowing for fast replacement of the key components required to support new printer and copier engine interfaces. This architecture helps OEMs meet the fast time to market requirements in today’s hardcopy imaging business. These three core areas of higher performance, lower cost and fast time to market describe the competitive advantages of Peerless technologies in the printer controller markets.
      In addition to our core monochrome technologies, we have recently developed and commercialized a high performance color imaging and printing technology and new open architecture named Peerless Sierra Technologies. By leveraging the Peerless Sierra Technologies architecture, we can address key growth areas in the imaging market including: increased demand for color imaging in high growth market segments, the emergence of MFPs and continued demand for faster low cost monochrome printing solutions. The Peerless Sierra Technologies line of products produces high resolution color quality imaging on an architecture that is capable of printing full continuous tone, or contone, color documents at speeds ranging from 20 pages per minute to more than 100 pages per minute. Peerless Sierra Technologies can achieve monochrome printing speeds well in excess of 200 pages per minute. In addition, Peerless Sierra Technologies architecture is re-usable across a variety of commercial products.
      In December 1999, we acquired HDE, Inc., or HDE, a developer of digital imaging and Internet printing products. After the acquisition, we changed HDE’s name to Peerless Systems Imaging Products, Inc., or PSIP, and PSIP became our wholly-owned subsidiary. This acquisition expanded our presence in the digital imaging and Internet printing solutions markets, and added new customers to our portfolio. In conjunction with PSIP’s strategic relationship with Adobe Systems Incorporated, we now rank among the leading embedded Adobe PostScript suppliers to the imaging market. PSIP develops Internet printing solutions, including products that enable users to print without loading printer drivers on their computing device. PSIP was recently granted a patent protecting its underlying Internet printing technology (US Patent No. 6,993,652 B2). PSIP also supports the development of imaging technologies for advanced architectures, fax, imaging enhancement and workflow control.
Digital Document Products — Industry Background
      We believe that today’s office and home/office environment is increasingly dependent on a variety of electronic imaging products including printers, copiers, fax machines, scanners and MFP devices. Historically, most electronic imaging products in the office environment have been stand-alone, monochrome machines, which were dedicated to a single print, copy, fax or scan function. However, with the proliferation of personal computers, desktop publishing software, network computing and high resolution color graphics, documents are increasingly being created, stored and transmitted digitally, thereby increasing the need for digital document reproduction and printing.
      Digital documents have also become increasingly complex and typically include digital text, line art or photographic images. In order to process these documents, digital document products rely upon a core set of imaging software and supporting electronics collectively known as a digital imaging controller. A digital imaging controller may be integrated into digital document products in a variety of configurations:

•	embedded, where it resides completely inside the imaging device;

•	attached, where it resides outside the imaging device but is physically attached to it; and

•	stand-alone, where it resides completely outside the imaging device.
      To date, the majority of embedded imaging systems have been developed and produced internally by digital document product manufacturers such as Hewlett-Packard, Xerox, and Canon, whereas attached and stand-alone imaging controllers have, for the most part, been developed by third party suppliers. Based primarily on International Data Corporation, or IDC, WW Quarterly Hardcopy Peripherals Tracker, Q4/2005 projections, we estimate that the total worldwide digital document hardware market (defined as worldwide color and monochrome laser printers, MFPs, and single function digital copiers) will be $43.4 billion in 2006. We also estimate that our core color and monochrome printer and MFP market (defined as color laser devices 11 pages per minute and faster and monochrome laser devices 21 pages per minute and faster) includes some of the fastest growing segments for our controller and licensing products. The IDC forecasts that unit shipments of worldwide monochrome laser MFP devices 21 pages per minute and faster will grow at a compound annual rate of 20% from 2004-2009, and that unit shipments of worldwide color laser MFP devices 11 pages per minute and faster will grow at a compound annual growth rate of nearly 23% from 2004 to 2009. According to IDC forecasts, the market value for the latter segment will grow at a compound annual growth rate of greater than 11% during that period, to approximately $11 billion by 2009. We are targeting this segment with our new products.
Developments in the Digital Document Products Market
      Rapid changes in technology and end-user requirements have created challenges for digital document product manufacturers, particularly in the area of digital imaging systems. These changes include the increased demand for higher performance products at lower prices, the demand for color imaging, the emergence of MFPs, and the increased role of networking.
      Demand for higher performance at lower prices. The digital document products market demands higher performance products and superior quality solutions, including faster print performance and increased imaging quality, for less money. Digital imaging companies employ varying software and hardware technologies to increase performance and quality in cost-effective ways. Our high performance color technologies and our approach to creating low cost applications of these technologies addresses this market need.
      Demand for color imaging. Market research indicates that demand continues to increase for products that offer high quality color printing solutions for the office. These products are designed to replace their monochrome equivalents at competitive price points with affordable total cost-of-ownership. Digital document product manufacturers seek to capture this demand by creating sophisticated imaging devices capable of printing multiple colors concurrently, which in turn requires more sophisticated digital imaging systems. We designed the Peerless Sierra Technologies to help OEMs and our channel partners bridge the gap between monochrome and color digital imaging to take advantage of this demand.
      Emergence of multifunction products. The advent of MFPs has eroded the boundaries between the previously distinct printer, copier, fax and scanner market sectors. MFPs offer several functions including copying, printing, emailing, scanning and faxing in one product. MFPs range from small home products to large high-speed office devices. Most of the largest vendors in the printer, copier and fax markets have now introduced MFPs, which has required each vendor to broaden its imaging expertise. At the same time, the need for concurrent processing of multiple digital document product functions has created the need for real-time, multitasking operating system support. We designed Peerless Sierra Technologies to address the complex requirements of driving and managing these richly featured MFP devices.

      Increased role of networking. Within the office environment, digital document products are increasingly being deployed in a networked configuration. Because multiple local area network protocols and network operating systems are deployed in the corporate network environment, networked digital document products must support a broad array of networking technologies in order to maximize accessibility by various user groups. The network environment is also changing rapidly and becoming increasingly complex, with a growing requirement for remote network management that extends across local area networks, wide area networks, the Enterprise information technology environment and the Internet. A key indicator of the growing network management requirements is the increase in the deployment of directory based management systems that consolidate information about all network resources and users in a centrally managed directory such as Microsoft Active Directory or Novell Directory Services. Our core networking technology, the Peerless Software Print Server, or SPS, has been completely integrated into our family of controller products and is also available to our customers as a stand-alone Software Development Kit, or SDK. We believe the SPS SDK is one of the most complete networking solutions in the imaging industry. We are actively developing our next generation networking technology, which is being marketed as PeerlessNet. PeerlessNet is a family of SDKs that currently includes Peerless NetPrint, Peerless Web Services, and Peerless Security.
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
      Change in market patterns of OEM demand. There has been a general decline in the rates of growth for the monochrome work group printer and copier market segments in which we, in the past, have been primarily engaged. While the markets for these products have continued to grow in absolute numbers, the rates of growth have declined. With the decline in the rates of growth, the OEMs that produce products in these markets have reacted by engaging in internal controller development and consolidating through mergers and acquisitions. In addition, the OEMs are now introducing new product platforms and engines at a slower rate than they had in the past.
Technology
      In response to the challenges and demands upon digital document manufacturers, we continue to develop proprietary technologies for the digital imaging and digital document marketplace that are designed to provide meaningful improvements in performance, cost and time-to-market for our OEM customers. Our traditional proprietary object-based imaging system reduces the size of digital document imaging files with virtually no loss of visual quality. This proprietary technology enables our OEM customers to increase print quality and speed, and reduce memory cost while eliminating or reducing the need for incremental compression technology. When optimized, this component of the digital imaging system can provide significant cost savings and performance differentiation to digital document product manufacturers. We incorporate complementary technologies, or make our technologies compatible with third party technologies, in order to provide our customers with a more comprehensive imaging solution.
      We have also developed new high performance color printing and MFP technologies under the umbrella of our Peerless Sierra Technologies architecture. These new technologies enable us to provide products and offerings in previously unreachable markets, such as the convenience color market for the walk-up end user.
      Object-based image processing. While developing Peerless Sierra Technologies, we made advances in our proprietary object-based image processing technology. These advances improve the rendering quality of our color processing pipeline and take advantage of increased computing power to perform complex calculations that enhance the fidelity of the printed output with respect to the original digital document. Enhancements associated with these advances include a new patent pending lossless compression algorithm and sophisticated methods for identifying different graphical objects after the page image has been fully rendered.
      Our object-based image processing technology provides more significant benefits as the image processing workload increases, which occurs with increased resolution or a transition from monochrome to color printing. In addition to imaging devices that can accept ever increasing amounts of data in terms of color depth and spatial resolution, new office applications are emerging that can generate highly sophisticated graphics expressed in compact Extended Markup Language , or XML. We are actively developing our PeerlessXPStm interpreter and Raster Image Process (“RIP”) in anticipation of the XML Paper Specification , or XPS, standard being introduced in the near future by Microsoft as a key component of its new Windows Vista Operating System. PeerlessXPStm relies heavily on our proprietary color imaging system to achieve optimum performance and print quality.
      Systems architecture. We have extended our core systems architecture to include new features and functions, such as support for our new PCL-XL 3.0 emulation, PeerlessPrint® 7, PeerlessXPStm, and the latest version of Adobe PostScript 3, or 3017, a fast tandem print engine interface, and advanced networking. Additional architectural improvements occurred during the development of Peerless Sierra Technologies. This new architecture takes advantage of modern hardware and software design methodologies that have allowed us to establish a modular approach to our architecture and support such functions as job management, color management, networking, scanning and faxing. This modular approach has enabled us to have standardized interfaces for our family of products and further allows for our imaging solutions to be ported to a variety of platforms, printer languages and applications. One significant advantage of this system’s modularity is that the standardized Peerless Drawing Services, or PDS, interface provides the ability to support multiple printer languages. The PDS object-based imaging modules are both platform and device-independent, and are able to accommodate a variety of print engines and controller architectures. An important example of this system’s portability is the fact that prototype versions of Peerless Sierra Technologies were designed to run on top of the VxWorks operating system while current product quality versions are designed to run on top of the Linux operating system. The Peerless Sierra Technologies architecture is capable of supporting very high resolution monochrome and color digital documents and products.
      A key component of the architectural philosophy underlying Peerless Sierra Technologies is a completely open controller design in the form of an XML-based application interface called the Open Workflow Architecture. The Open Workflow Architecture allows third party application developers virtually instant access to all the features and functions embodied in a Peerless Sierra Technologies based controller using modern, standardized interface and communications methods.
      Technology partners. We have established relationships that permit us to offer our customers complementary technologies developed by various technology partners, including Adobe and Novell. Adobe has been our development partner since 1992 and the relationship has grown with each new application Adobe develops and each new application we develop. In 1999, we entered into a PostScript Software Development License and Sublicense Agreement with Adobe, or Adobe License Agreement, that expanded the application and integration of our respective technologies. Subsequently, we have amended this application many times to optimize our working relationship. The Adobe License Agreement permits us to offer a convenient and optimized Adobe PostScript-enabled solution, as well as directly sublicense PostScript to our OEM customers. We have also invested in the development of PSIP’s VersaPage API technology, which is designed to better integrate Adobe PostScript in OEM’s products.
      We also have a strategic long term relationship with Novell. The relationship covers networking and device management software licenses for imaging devices across the Novell Directory Services server environment, which includes Novell Embedded Systems Technology Server Software. Our agreement with Novell enables us to directly sublicense embedded directory and network services technology for multiple market segments, allowing us to offer greater functionality for all network devices and extending our reach from digital output systems to other devices such as set top boxes and cable modems. We also provide custom engineering to OEMs for implementation of Novell Distributed Print Server gateways.
      We have also established semiconductor agreements with some of the leading developers and manufacturers of reduced instruction set computer, or RISC, microprocessors including IBM and PMC-Sierra. These relationships have allowed our semiconductor partners to offer integrated processor and co-processor solutions, which combine our basic imaging technology with an industry-standard microprocessor.
Strategy for Business
      The key to our overall technology strategy centers on offering our customers products, services and time-to-market advantages that exceed our customers’ current capabilities. Our overall growth strategy includes the following elements: (i) increasing the distribution channels of our products; (ii) supporting a broader range of imaging devices including higher margin color copier and printing devices; (iii) reducing the time-to-market of Peerless-based products by better utilizing standardized PC hardware and software tools; and (iv) developing a broader range of applications that perform job, document and content management. Our imaging software is portable to a wide range of technology platforms, allowing us to diversify our product line both up market and down market. We also continue to develop a line of applications to support an end-to-end solution for ease of use during the printing process.
      We are focused on the following growth strategies:
      Aggressive development of new technologies. We have made substantial investments in developing new products for the imaging marketplace. Despite reducing our operating expenses significantly, we continue to invest in research and development. We continue to introduce imaging technology innovations designed to increase performance, reduce cost and address a broader range of emerging digital document product requirements, including MFP and color applications. We seek to further develop our intellectual property in embedded imaging for various equipment applications and technologies, expanding their application into attached and server based applications.
      Increased packaging of our technologies for licensing as SDKs. As a result of the development of the modular Peerless Sierra Technologies and our enhancement of its existing monochrome capabilities, we are packaging our technologies in SDKs allowing OEMs to pick and choose the components that they need to address specific product development needs.
      Develop and expand relationships with key industry participants. We have established relationships with leading color and monochrome printer industry companies, such as Canon, Konica Minolta, Kyocera Mita, Lenovo, Oki Data, Panasonic, Ricoh, and Seiko Epson. We seek to expand our relationships with these partners by offering a broad range of solutions for additional digital color and monochrome devices produced by them. We are also establishing relationships with other digital copier and printer companies.
      Leverage technical expertise to expand products and markets. We have an experienced team of technology experts with backgrounds in image processing, compression, language interpreters, printer drivers, networking, ASIC and hardware engineering, software engineering, color reproduction, real-time operating systems and systems integration. Applying their expertise in these areas helps us to continue to expand the technical capabilities of our products and gain access to new markets.

      Develop and enhance strategic relationships in the digital document market. We intend to develop and enhance our relationships with key participants in the digital document product market including Adobe, Novell and IBM.
      Expand our product offerings. We seek to position our product offerings to address emerging and high growth opportunities within the digital imaging market. The rapid growth of color printers & MFPs in the office has been noted previously and represents a market we have been targeting for the past several years. We have also identified other high growth segments such as the world wide growth in wide format printers for use in producing outdoor signage and graphics and are investigating how best to take advantage of the opportunities for entry into this market through a combination of technology licensing, internal development, and distribution opportunities.
      Expand geographical presence and market reach. We have established relationships with co-development firms such as Metatechno and NTL of Japan and WeSoft of Hong Kong. We have also begun to market and sell our products into the Peoples’ Republic of China and Taiwan.
      Develop sales of new hardware products. The first Peerless Sierra Technologies based controller was completed in fiscal year 2005 and launched into the marketplace in the fourth quarter of fiscal year 2005. The introduction of this controller product established us as a serious player in the high performance color MFP market. Our latest hardware developments include the QuickPrint2040, or QP2040, ASIC, which represents our latest generation color graphics imaging ASIC, and the Peerless Virtual Engine, or VE, a development tool that eliminates the need for expensive color print engine prototypes during controller software development. Both the QP2040 and the VE will be available for general customer delivery in the second half of FY2007.
Products and Solutions
      The main source of our revenues comes from our licensed software-based imaging and networking systems for the digital document product marketplace. Our technology and engineering services provide advanced imaging solutions that enable our OEM customers to develop digital printers, copiers and MFPs cost effectively. We deliver our products to our OEM customers in multiple ways, including: licensing of SDKs that provide imaging and networking technology for the OEM’s internal product development; turnkey product development whereby we provide the technology and the additional engineering services necessary to integrate the appropriate technology into a complete imaging system solution optimized to the OEM’s specific requirements; and a co-development relationship that combines the licensing of our technology with joint or third party co-development firms and OEM engineering resources.
      Our technology allows copiers and printers to be shared across work groups, a distributed enterprise and the Internet. Our products support a wide range of digital printing devices for both direct connect and networked configurations, including: desktop color printers; digital black and white copiers; digital black and white laser printers; digital color copiers and language-enabled (i.e., PostScript, PeerlessPrint®5C, PeerlessPrint®6, or PeerlessPrint®7), as well as raster-based desktop inkjet printers. Our raster-based solutions (often referred to as “GDI” or “Windows” printing technology) are marketed under the trade name AccelePrint®, and are capable of driving a variety of lower cost monochrome and color devices, including both printers and copiers.
      In addition to existing products, we are developing new controller products and solutions targeted for direct sales to the distribution channels. These markets include OEM distributors and companies that sell OEM engines and peripherals which in some cases are privately branded.
      We also announced the upcoming release of our PeerlessXPStmSDK, a product which now makes our color imaging system compatible with Microsoft’s upcoming Windows Vista OS. PeerlessXPStm includes all the advantages previously afforded by PeerlessPrint7 (ICC profile based color management known as PeerlessColortm and Peerless Trappingtm for enhanced image quality), while supporting the improved printing experience available from Windows Vista.

      In March 2005, we signed a Memorandum of Understanding (MOU) with Kyocera Mita Corporation to provide engineering services in the development of several new color products. The binding agreement is for three years, with payments of $2 million dollars per quarter over that period and the possibility of earning an additional $250,000 in incentive bonuses each quarter. Thus the total direct value of the MOU with Kyocera Mita ranges from $24 million to $27 million in engineering services fees, which will be augmented by incremental licensing fees when the new technology developed under this agreement launches into the marketplace.
      Architecture. Our high performance architecture includes all the components necessary to construct a world class controller supporting color printing, scanning and faxing, with extensions to support the addition of value-added functions such as integrated copying. The architectural components consist of a complete object-based imaging system capable of rendering a variety of document formats into high fidelity printed output, as well as a print engine driver, object-based image processing model, graphics library, color management, font management, hard disk management, print job management, distributed scanning, high speed faxing, user control panel interface and a full suite of direct and networked connectivity options. These components are accessible to other networked devices through our Open Workflow Architecture, which provides the interfaces for device status and control using standard XML processing.
      Page Description Languages. We provide OEMs with support for the most widely used and standard Page Description Languages, namely Adobe’s PostScript Software and Hewlett-Packard’s Printer Control Language. We offer PeerlessPrint® technology, which emulates Hewlett-Packard’s Printer Control Language. The current level of emulation coincides with Hewlett-Packard’s PCL-XL Protocol 3.0 specification. As mentioned earlier, we are in active development on our PeerlessXPStmSDK, which will be available to OEM’s before Microsoft launches Windows Vista.
      ASICs. Our ASICs provide an integrated chip implementation of key components of its imaging technology. We have licensed our proprietary ASIC designs to semiconductor manufacturers, such as IBM, Motorola, NEC and PMC-Sierra, which gives them the right to manufacture and sell these ASICs directly to digital document product manufacturers. We use a “fabless” model to sell our devices, either directly or through our distributor in Japan.
      Job management software. Our job management software enables print job management from different computer platforms through OEM, third party, Web or our developed user interfaces. This software enables remote access to print queues so users or administrators can track and control their print jobs.
      Color management software. Our color management software is based on the use of industry standard ICC profiles, which ensures the highest degree of fidelity and user-specifiable flexibility when rendering digital documents on color output devices. This software supports four different rendering intents, Perceptual, Saturation, Relative Colorimetric, and Absolute Colorimetric, which allows the end user to select the appropriate rendering mode for diverse document types such as reports, presentations and photographs.
      Engineering services. For those OEMs that wish to outsource the development of some or all of the imaging system for a digital document product, we offer engineering services. These services include controller design and custom engineering for vendor-specific features that complement our standard imaging technology. We have assembled an experienced team of technical personnel with backgrounds in image processing, compression, language interpreters, printer drivers, networking, ASIC and hardware engineering, software engineering, color reproduction, real-time operating systems and systems integration. The resulting systems conform to accepted standards, ranging from networking protocols to language syntaxes and color processing methodologies.
      Networking technology. We support an array of networking protocols allowing our OEM customers to address a broad range of end-user networking requirements and scenarios. Our network software product family encompasses network printing and scanning, internet fax, and network management features including Simple Network Management Protocol, Directory Services and Web-based services. Through integration of industry standard network management agents, the software can integrate seamlessly into existing organiza-

tional network management applications. We are also actively engaged in addressing advanced security requirements that are becoming mandatory for addressing both health provider and government-related industries. We believe that security of both the network and applications will open up new markets and opportunities for our network technology going forward.
      Certification services. To complement the licensing of PostScript that we provide through our relationship with Adobe, we provide engineering support to PostScript licensees to certify the OEM’s PostScript implementation. This service includes support for all phases of the certification process and reduces the time to achieve final product certification.
Customers
      We currently derive substantially all of our revenues from direct sales to digital document product OEMs. Three of our customers, Konica Minolta, Seiko Epson and Kyocera Mita, each generated more than 10% of our total revenues for fiscal year 2006. Revenues from our top three customers accounted for 60%, 53% and 61% of our total revenues for fiscal years 2006, 2005, and 2004, respectively. Although we have expanded and diversified our customer base through focused sales efforts and acquisitions, we anticipate that our future revenues may be similarly concentrated with a limited number of customers. Our largest customers vary to some extent from year to year as product cycles end, contractual relationships expire and new products and customers emerge. Many of the engineering services and a number of licensing arrangements with our customers are provided on a project-by-project basis, are terminable with limited or no notice, and in certain instances are not governed by long-term agreements. Because a limited number of customers generate a large percentage of our revenues, any loss of these customers would have a material adverse impact on our results of operations. See “Certain Factors and Trends Affecting and Our Business — We rely on relationships with certain customers and any adverse change in those relationships will harm our business,” for a discussion of our reliance on a limited number of customers.
      As discussed previously, there has been a general decline in the rates of growth for the monochrome work group printer and copier market segments in which we are engaged. For those product platforms that do go forward for development and customer introduction, the OEMs, in a number of instances, have not selected our solutions. This occurred in some cases because the OEMs perceived that our solutions did not meet their technical requirements. In other cases it occurred because the OEMs either developed the technology themselves or utilized lower cost offshore software competitors. We continue to focus on higher growth segments such as color printing and color MFP markets with the OEMs and with companies in the distribution channels.
Markets
      Segments. We sell our products and services to OEMs which produce products for the enterprise and office sector of the digital document product market, which is characterized by digital document products ranging in price from approximately $500 to $1,000 at the low end to in excess of $50,000 each at the high end. These products typically offer high performance differentiated by customized features. In many cases, digital document product manufacturers demand turnkey, customized digital imaging solutions that include imaging software, controller design and network interface card design. As a result of these unique requirements, we typically addresses the office sector of the digital document product market via direct OEM relationships with individual digital document product manufacturers. Our major customers in the office market in the fiscal year 2006 included Canon, Konica Minolta, Kyocera Mita, Oki Data, Panasonic, Riso and Seiko Epson.
      Geography. Since the majority of our OEM customers are comprised primarily of companies headquartered in Japan, revenues from customers outside the United States accounted for 87%, 85%, and 87% of our total revenues in fiscal years 2006, 2005, and 2004, respectively. Further, we expect that sales to customers located outside the United States may increase in absolute dollars in the future. These customers sell products containing our technology primarily in the North American and European marketplaces. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on Asian markets.

      All of our contracts with international customers are, and we expect that in the future will be, denominated in U.S. dollars. As a result, we are currently not subject to foreign currency transaction and translation gains and losses. However, see “Certain Factors and Trends Affecting Peerless and Our Business — Our international activities may expose us to risks associated with international business.”
Sales and Marketing
      We market our products to OEMs that sell digital document products to the worldwide market. We direct most of our sales efforts through our headquarters in California and our subsidiary, Peerless K.K., in Japan. Sales to European digital document product manufacturers are conducted out of our California headquarters. We have extended our sales efforts to include distributors, value added resellers, system integrators and geographically based OEM sales operations. We have invested in an additional regional sales presence on the east coast of the United States. We market our technology directly to OEMs, as well as through focused trade relations and branding programs. Direct OEM marketing consists of focused public relations activities and the development of sales collateral, mailers, trade show attendance and sales support. We have devoted increased time and resources to increasing our presence in media accessed by OEM customers. We direct public relations and product branding programs toward building awareness of our brand name.
Product Development and Engineering Services
      Our product development activities are located at two primary sites, El Segundo, California, and Kent, Washington. These activities primarily consist of new product development, enhancement of existing products, product testing and technical documentation. Our engineering is focused on two primary areas: research and development, which focuses on development and enhancement of our products and core technologies; and engineering services, which focuses on customized customer design activities. We also use the services of offshore development partners for specialized product customization and testing projects. In addition to extending the capacity of our permanent engineering staff, this approach can lead to significant labor cost reductions that allow us to offer engineering services to the global market at competitive rates.
      Our engineers work closely with OEMs that desire a turnkey solution, developing customized interfaces and applications specific to individual OEMs. We typically receive a fee for such engineering services. To further support the development of technology and products for our OEMs, we have established co-development relationships with Metatechno, a Japan based company that provides product development support for some of our OEMs in Japan, and WeSoft, a Hong Kong based company that currently supports development and testing of customer projects. The Metatechno relationship provides local technical support to our OEMs and has proved valuable in addressing cultural and language differences between us and our customers. In addition, we have established a relationship with NTL of Japan, to focus on the integration of server-based development. We expect that WeSoft will play a similar role as we address the Southeast Asia market, including China.
Intellectual Property and Proprietary Rights
      Our success is heavily dependent upon our proprietary technology. To protect our proprietary rights, we rely on the combination of patent, copyright, trade secret and trademark laws. We also enter into nondisclosure agreements and other contractual provisions and restrictions.
      We have fifty-two patents and patents pending on a world-wide basis. As of January 31, 2006, we had 13 issued U.S. patents, 5 pending U.S. patent applications and various foreign counterpart patents and applications in the European Patent Office, Japan, Hong Kong, Taiwan, China, Australia, India and Korea. The issued patents and applications relate to techniques developed by us for generating output for continuous synchronous raster output devices, such as laser printers, compressing data for use with output devices, filtering techniques for use with output devices and communicating with peripheral devices over a network.
      There can be no guarantee that the patents held by us will not be challenged or invalidated, that patents will be issued for any of our pending applications or that any claims allowed from existing or pending patents will be of sufficient scope or strength (or issue in the countries where products incorporating our technology may be sold) to provide meaningful protection or any commercial advantage to us. In any event, effective protection of intellectual property rights may be unavailable or be limited in certain countries. The status of United States patent protection in the software industry continues to evolve as the United States Patent and Trademark Office grants additional patents in this area. Patents have been granted to fundamental technologies in software after the development of an industry around such technologies, and patents that relate to fundamental technologies related to our business may be issued to third parties.
      As part of our confidentiality procedures, we enter into nondisclosure agreements with our employees, consultants, OEMs and strategic partners and take further affirmative steps to limit access to and distribution of our software and other proprietary information. Despite these efforts and in the event such agreements are not timely made, complied with or enforced, we may be unable to protect our proprietary rights. In any event, enforcement of our proprietary rights may be very expensive. Our source code also is protected as a trade secret. However, we license, from time to time, our source code to OEMs pursuant to protective agreements, which subjects us to the risk of unauthorized use or misappropriation despite the contractual terms restricting disclosure, distribution, copying and use. In addition, it may be possible for unauthorized third parties to obtain, distribute, copy or use our proprietary information, or to reverse engineer our trade secrets.
      As the number of patents, copyrights, trademarks and other intellectual property rights in our industry increases, products using our technologies increasingly may become the subject of infringement claims. There can be no assurance that third parties will not assert infringement claims against us in the future. Any such claims, regardless of merit, will be time consuming, result in costly litigation, cause product shipment delays or require us to enter into unfavorable royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, which could have a material adverse effect on our operating results. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation to determine the validity of any claims, whether or not such litigation is determined in favor of us, will result in significant expense to us and divert the efforts of our technical and management personnel from productive tasks. We may lack sufficient resources to initiate a meritorious claim. In the event of an adverse ruling in any litigation regarding intellectual property, we may be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology, or obtain licenses to infringing or substituted technology. The failure of us to develop or license on acceptable terms a substitute technology, if required, could have a material adverse effect on our operating results. See “Certain Factors and Trends Affecting Us and Our Business — If We fail to adequately protect our intellectual property or face a claim of intellectual property infringement by a third party, we could lose our intellectual property rights or be liable for damages.”
Competition
      The market for outsourced imaging systems for digital document products is highly competitive and characterized by continuous pressure to enhance performance, add functionality, reduce costs and accelerate the release of new products. We compete on the basis of a refreshed base of core technologies and new MFP technologies, plus technology expertise, product functionality, development time and price. Our technology and services primarily compete with solutions developed internally by OEMs. Virtually all of our OEM customers have significant investments in their existing solutions and have the substantial resources necessary to enhance existing products and to develop future products. These OEMs have or may develop competing imaging system technologies and may implement these systems into their products, thereby replacing our current or proposed technologies, eliminating the need for our services and products and limiting future opportunities for us. In fact, OEMs have increasingly been shifting away from third party solutions in favor of in-house development. Therefore, we are required to persuade these OEMs to outsource the development of their imaging systems and to provide products and solutions to these OEMs that favorably compete with their internally developed products. The best way to accomplish this continues to be to offer products, services and time-to-market advantages that exceed what the OEMs are capable of doing using their own internal resources. We also compete with software and engineering services provided in the digital document product marketplace by other systems suppliers to OEMs. In this regard, we compete with, among others, Destiny Technology Corporation, EFI Electronics Corporation, Global Graphics Software Ltd., Software Imaging and Zoran Corporation (formerly Oak Technologies).
      As the industry continues to develop, we expect that competition and pricing pressures will increase from OEMs, existing competitors and other companies that may enter our existing or future markets with similar or substitute solutions that may be less costly or provide better performance or functionality. We anticipate increasing competition for our color and multifunction products, particularly as competitors develop and introduce products in this market. Some of our existing competitors, many of our potential competitors and virtually all of our OEM customers have substantially greater financial, technical, marketing and sales resources than we do. In the event that price competition increases, competitive pressures could cause us to reduce the amount of royalties received on new licenses and to reduce the cost of our engineering services in order to maintain existing business and generate additional product licensing revenues. This could reduce profit margins and result in losses and a decrease in market share. No assurance can be given as to our ability to compete favorably with the internal development capabilities of our current and prospective OEM customers or with other third party imaging system suppliers, and the inability to do so would have a material adverse effect on our operating results.
Employees
      As of April 10, 2006 we had a total of 118 employees plus 16 who performed efforts as consultants and contractors. None of our employees are represented by a labor union, and we have never experienced any work stoppage. We believe we have good relations with our employees.
Item 1A. Risk Factors
Certain Factors and Trends Affecting Us and Our Business
                  We rely on relationships with certain customers and any adverse change in those relationships will harm our business.
      A limited number of OEM customers continue to provide a substantial portion of our revenues. Presently, there are only a small number of OEM customers in the digital document product market to which we can market our technology and services. Therefore, our ability to offset a significant decrease in the revenues from a particular customer or to replace a lost customer is severely constrained.
      During fiscal year 2006, three customers, Kyocera-Mita Corporation, Konica Minolta Corporation and Seiko Epson Corporation, each generated greater than 10% of our revenues, and collectively contributed 60% of revenues. Block license revenues during the same period were $15.8 million, or 44% of revenues. During fiscal year 2005, four customers, Konica Minolta Corporation, Novell Inc., Seiko Epson Corporation, and Kyocera Mita Corporation each generated greater than 10% of our revenues and collectively contributed 63% of our revenues. Block license revenues for the same time period totaled $12.8 million, or 56% of revenues.
                  Our existing capital resources may not be sufficient and if we are unable to raise additional capital, our business may suffer.
      Our principal source of liquidity is our cash and cash equivalents, which, as of January 31, 2006 were approximately $13.2 million in the aggregate. The current ratio of current assets to current liabilities was 2.4:1. For the fiscal year ended January 31, 2006, our operations provided $6.1 million in cash.
      On March 1, 2005, we entered into a binding Memorandum of Understanding, or MOU, with Kyocera-Mita Corporation to provide a range of non-exclusive engineering services and product development services. Pursuant to the MOU, Kyocera-Mita has agreed to pay us an aggregate of $24.0 million, which will be paid in $2.0 million quarterly payments over the initial three-year term of the MOU. Our long term liquidity is dependent upon this MOU. Should the MOU be terminated and we not enter into definitive agreements on similar terms with Kyocera-Mita, our cash flow assumptions would be materially affected.

      If we do not generate anticipated cash flow from licensing and services, or if expenditures are greater than expected, we most likely will reduce discretionary spending, which could require a delay, scaling back or elimination of some or all of our development efforts, any of which could have a material adverse effect on our business, results of operations and prospects. Furthermore, if we do not experience positive cash flows as is anticipated, and we are unable to increase revenues or cut costs so that revenues generated from operating activities are sufficient to meet our obligations, we will be required to obtain additional capital from other sources. Such sources might include issuances of debt or equity securities, bank financing or other means that might be available to increase our working capital. Under such circumstances, there is substantial doubt as to whether we would be able to obtain additional capital on commercially reasonable terms or at all. The inability to obtain such resources on commercially acceptable terms could have a material adverse effect on our operations, liquidity and financial condition, our prospects, and the scope of strategic alternatives and initiatives available to us.
                  We rely on relationships with Adobe Systems Incorporated and Novell Inc., and any adverse change in those relationships will harm our business.
      We have licensing agreements with Adobe Systems Incorporated and Novell Inc. to bundle and sublicense their licensed products with our licensed software. These relationships accounted for $16.7 million in revenues and an associated $5.8 million in cost of revenues during fiscal year 2006. Should the agreements with either of these vendors be terminated or canceled, there is no assurance that we could replace that source of revenue within a short period of time, if at all. Such an event would have a material adverse effect on our operating results.
                  We have negotiated with Adobe Systems Incorporated and Canon Inc. to remedy a contract dispute, which, if not remedied, could result in the loss of the Adobe agreement and harm to our business.
      We have negotiated with Canon Inc. regarding the PostScript sublicense agreement between us and Canon executed as of April 1, 2001. The sublicense did not include several terms required to be included in all OEM sublicenses by our license with Adobe. Although Adobe has indicated to us that it has no current intention to pursue claims for alleged breach of the Adobe Peerless PostScript Sublicensing Agreement, Adobe has not agreed to waive the requirement that the missing terms be included in the Canon sublicense. To date, we have been unable to amend the Canon sublicense in a manner acceptable to both Canon and Adobe. Furthermore, there is no assurance that we will be able to resolve the issues in a manner acceptable to both Adobe and Canon. Thus, Adobe may exercise its right to terminate its license agreement with us and take other legal action against us, if it so chooses. Termination of the Adobe agreement would have a material adverse effect on our future operating results. Approximately 46% of our revenue for the fiscal year ended January 31, 2006 and approximately 31% of Peerless’ revenue for the fiscal year ended January 31, 2005 were derived from its licensing arrangement with Adobe Systems Incorporated. See “We rely on relationships with Adobe Systems Incorporated and Novell Inc., and any adverse change in those relationships will harm our business” above.
                  If we do not enter into definitive agreements relating to the Memorandum of Understanding, or MOU, with Kyocera Mita Corporation, it may harm our financial results.
      We may never come to agreement with Kyocera Mita on the terms of definitive agreements regarding the development of Kyocera Mita products by us or enter into definitive agreements relating to their relationship with us described in the MOU. If the parties do not enter into definitive agreements, our financial results may be harmed. We have not yet defined with Kyocera-Mita the products that will utilize our technologies, and we have not negotiated the terms and conditions associated with the licensing of our and any third party’s technologies arising out of this development relationship.
                  We may be unable to implement our business plan effectively.
      Our ability to implement our business plan, develop and offer products and manage expansion in rapidly developing and disparate marketplaces requires comprehensive and effective planning and management. The growth in the complexity of business relationships with current and potential customers and third parties has placed, and will continue to place, a significant strain on management systems and resources. Our failure to continue to improve upon the operational, managerial and financial controls, reporting systems and procedures in our imaging business or our failure to expand and manage our workforce could have a material adverse effect on our business and financial results.
                  The increased use of low-cost offshore engineering and test labor by our customers and competitors poses significant risks to our competitive position.
      Our OEM customers, potential customers and competitors continue to seek lower cost alternatives for their engineering needs. Some of our OEM customers, potential customers and competitors have developed extensive offshore operations that may be capable of delivering lower cost solutions than we are able to deliver. The expanding use of lower cost offshore engineering and test labor may make it difficult for us to compete based on the price of our services and result in a significant loss of sales. Similarly, our research and development costs may be higher than those of our OEM customers, potential customers and competitors who are using lower cost offshore engineering services, which may result in our development of less technology for a given research and development budget than our OEM customers, potential customers and/or competitors. Either, or both of these trends could have a negative impact on our competitive position and financial results.
                  Our increased use of low-cost offshore engineering and test labor could significantly harm our business.
      We continue to investigate ways to effectively increase our use of offshore engineering and test labor. In addition to the general risks of doing international business as noted below, our relationships with off shore companies pose specific risks. For example, although we have entered into confidentiality agreements with these off shore companies, we cannot ensure that they will not end their relationships with us and use information they gain from their relationship with us to launch competing products or offer competing services. Similarly, we cannot assure you that key personnel of these off shore companies will not be successfully solicited by our competitors especially in geographic regions where aggressive solicitation of skilled personal is common, such as India and China. Should these companies, their personnel or others with specific knowledge of our business and technology, decide to compete with us, it could significantly harm our business.
                  The impact of Microsoft’s Vistatm operating system could have an adverse impact on our future licensing revenues.
      Among the changes announced for Microsoft’s Vistatm operating system are fundamental changes to the printing and networking subsystems within the operating system. Of particular relevance to us is Microsoft’s development of a new page description language, or PDL, and peripheral device connectivity methods, the format of which would be licensed by Microsoft on a royalty-free basis to both OEMs and 3rd party technology providers such as us. Should we fail to support these technologies on a timely basis, or should OEMs decide to support these technologies on their own without the use of our products, it could have an adverse impact on our potential licensing revenues from these enhanced products. In addition, to the extent that our current PDL products are perceived as being gradually rendered obsolete over the long term by these new Microsoft technologies, it could have an adverse impact on our ability to generate new sales of our current PDL products.
                  Our near term revenue may drop as a result of the timing of licensing revenues and the reduced demand for our existing monochrome technologies.
      We have traditionally generated our revenue from the licensing and sale of monochrome solutions to OEMs. While we are continuing to provide monochrome solutions to OEM customers and continuing to seek out additional distribution channels and customers for our monochrome solutions, we continue to focus our research and development and marketing efforts on our Peerless Sierra Technologies product line of high performance, high speed, color imaging solutions. Until our Peerless Sierra Technologies becomes accepted in the marketplace — if such technology does become accepted in the marketplace — our overall license revenue may stagnate or even decrease and result in a material adverse effect on our business and financial results. We recently decided to end production of our first product based on Peerless Sierra Technologies, the Everest controller, due to poor customer acceptance.
                  If we are unable to achieve our expected level of sales of Peerless Sierra Technologies on a timely basis, our future revenue and operating results may be harmed.
      Our future operating results will depend to a significant extent on the success of our new Peerless Sierra Technologies. We have spent a significant amount of time and capital developing our new Peerless Sierra Technologies. Any delay in licensing Peerless Sierra Technologies in the future could harm our financial results.
                  If the marketplace does not accept Peerless Sierra Technologies, our future revenue and operating results may be harmed.
      Peerless Sierra Technologies may not be accepted by the marketplace for many reasons including, among others, incompatibility with existing or forthcoming systems, lack of perceived need by customers, uncertainty whether the benefits exceed the cost, the availability of alternatives and the unwillingness to use new or unproven products. If the marketplace does not accept Peerless Sierra Technologies or if the marketplace takes additional time to accept Peerless Sierra Technologies than we expect, our future revenues and operating results may be harmed.
                  Our licensing revenue is subject to significant fluctuations.
      Our recurring licensing revenue model has shifted from per-unit royalties paid upon OEM shipment of our product and guaranteed quarterly minimum royalties to a model that results in revenues associated with the sale of SDKs and block licenses. The reliance on block licenses has occurred due to aging OEM products in the marketplace, OEM demands in negotiating licensing agreements, reductions in the number of OEM products shipping and a design win mix that changed from object code licensing arrangements to SDKs. Revenues may continue to fluctuate significantly from quarter to quarter as the number and value of design wins vary, or if the signing of block licenses are delayed or the licensing opportunities are lost to competitors. Any of these factors could have a material adverse effect on our operating results.
                  Our revenue from engineering services is subject to significant fluctuations.
      We have experienced a significant reduction in the financial performance of our engineering services that has been caused by many factors, including:

•	product development delays;

•	potential non-recurring engineering reduction for product customization;

•	third party delays; and

•	loss of new engineering services contracts.
      There can be no assurance that these and similar factors will not continue to impact future engineering services results adversely.
                  We may be unable to deploy our employees effectively in connection with changing demands from our OEM customers.
      The industry in which we operate has experienced significant downturns, both in the United States and abroad, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Over the past two years, we have experienced a shift in OEM demand from the historically prevailing requirement for turnkey solutions toward SDKs. Because Peerless has experienced a general decrease in demand for engineering services, engineering services resources have been re-deployed to research and development. Should this trend abruptly change, we may be unable to re-deploy labor effectively and in a timely manner, which inability could have a material adverse effect on our operating results.
                  The future demand for our products is uncertain.
      Our monochrome technology and products have been in the marketplace for an average of 33 months as of January 31, 2006. The average age of current technology and products in the marketplace reflects the aging of our monochrome technology and products. Although we continue to license our current technology and products to certain OEMs, there can be no assurance that the OEMs will continue to need or utilize the products and technology we currently offer.
                  We have a history of losses.
      Although we were profitable in fiscal year 2006, we had been unprofitable in four of the previous five fiscal years. There is no assurance that we will continue to be profitable at any time in the future.
                  We may be unable to develop additional new and enhanced products that achieve market acceptance.
      Our future success also depends in part on our ability to address the rapidly changing needs of potential customers in the marketplace, to introduce high-quality, cost-effective products, product enhancements and services on a timely basis, and to keep pace with technological developments and emerging industry standards. Our failure to achieve our business plan to develop and to successfully introduce new products and product enhancements in our prime markets is likely to materially and adversely affect our business and financial results.
                  If we are not in compliance with our licensing agreements, we may lose our rights to sublicense technology; our competitors are aggressively pursuing the sale of licensed third party technology.
      We currently sublicense third party technologies to our OEM customers, which sublicenses account for a significant amount of our gross revenues. Such sublicense agreements are non-exclusive. If Peerless is determined not to be in compliance with agreements between us and our licensors, we may forfeit our right to sublicense these technologies. Likewise, if such sublicense agreements were canceled, we would lose our right to sublicense the affected technologies. Additionally, the licensing of these technologies has become very competitive, with competitors possessing substantially greater financial and technical resources and market penetration than us. As competitors are pursuing aggressive strategies to obtain similar rights as held by us to sublicense these third party technologies, there is no assurance that we can remain competitive in the marketplace if one or more competitors are successful. See “We have negotiated with Adobe Systems Incorporated and Canon, Inc. to remedy a contract dispute, which, if not remedied, could result in the loss of the Adobe agreement and harm our business.”

The industry for imaging systems for digital document products involves intense competition and rapid technological changes, and our business may suffer if our competitors develop superior technology.
      The market for imaging systems for digital document products is highly competitive and characterized by continuous pressure to enhance performance, to introduce new features and to accelerate the release of new products. We compete on the basis of technology expertise, product functionality, development time and price. Our technology and services primarily compete with solutions developed internally by OEMs. Virtually all of our OEM customers have significant investments in their existing solutions and have the substantial resources necessary to enhance existing products and to develop future products. These OEMs possess or may develop competing imaging systems technologies and may implement these systems into their products, thereby replacing our current or proposed technologies, eliminating a need for our services and products and limiting our future opportunities. Therefore, we must persuade these OEMs to outsource the development of their imaging systems to us and to provide products and solutions to these OEMs that cost-effectively compete with their internally developed products. We also compete with software and engineering services provided in the digital document product marketplace by other systems suppliers to OEMs.

      As the digital document printing industry continues to develop, competition and pricing pressures will increase from OEMs, existing competitors and other companies that may enter our existing or future markets with similar or substitute solutions that may be less costly or provide better performance or functionality. We anticipate increasing competition for our color products under development, particularly as new competitors develop and sell competing products. Some of our existing competitors, many of our potential competitors, and virtually all of our OEM customers have substantially greater financial, technical, marketing and sales resources than we have. If price competition increases, competitive pressures could require us to reduce the amount of royalties received on new licenses and to reduce the cost of our engineering services in order to maintain existing business and generate additional product licensing revenues. This could reduce profit margins and result in losses and a decrease in market share. We cannot assure you that we have the ability to compete favorably with the internal development capabilities of our current and prospective OEM customers or with other third party digital imaging system suppliers and the failure to compete effectively would have a material adverse effect on our operating results.

Our reserves for accounts receivable may not be adequate.
      Our net trade accounts receivable was $2.1 million as of January 31, 2006, a slight decrease from $2.0 million as of January 31, 2005. Although we believe that our reserves for accounts receivable are adequate for the remainder of fiscal year 2007, our reserves may prove to be inadequate. If our reserves for accounts receivable are inadequate, it could have a material adverse effect on our results of operations.

If we fail to adequately protect our intellectual property or face a claim of intellectual property infringement by a third party, we could lose our intellectual property rights or be liable for damages.
      Our success is heavily dependent upon our proprietary technology. To protect our proprietary rights, we rely on a combination of patent, copyright, trade secret and trademark laws, as well as the early implementation and enforcement of nondisclosure and other contractual restrictions. As part of our confidentiality procedures, we enter into written nondisclosure agreements with our employees, consultants, prospective customers, OEMs and strategic partners and take affirmative steps to limit access to and distribution of our software, intellectual property and other proprietary information.
      Despite these efforts, we may be unable to effectively protect our proprietary rights and the enforcement of our proprietary rights may be cost prohibitive. Unauthorized parties may attempt to copy or otherwise obtain, distribute, or use our products or technology. Monitoring unauthorized use of our products is difficult. We cannot be certain that the steps we take to prevent unauthorized use of our technology, particularly in countries where the laws may not protect proprietary rights as fully as in the United States, will be effective.
      Our source code also is protected as a trade secret. However, from time to time we license our source code to OEMs, which subjects us to the risk of unauthorized use or misappropriation despite the contractual terms restricting disclosure, distribution, copying and use. In addition, it may be possible for unauthorized third parties to copy our products or to reverse engineer our products in order to obtain and subsequently use and distribute our proprietary information.
      We hold patents issued in the United States, France, Germany, Great Britain, Japan, Taiwan and Hong Kong. The issued patents relate to techniques developed by us for generating output for continuous synchronous raster output devices, such as laser printers, compressing data for use with output devices, filtering techniques for use with output devices and communicating with peripheral devices over a network. We also have patent applications pending in the United States, the European Patent Office, Japan, Hong Kong, Taiwan, China, Australia, Korea, and India. There can be no assurance that patents we hold will not be challenged or invalidated, that patents will issue from any of our pending applications or that any claims allowed from existing or pending patents will be of sufficient scope or strength (or issue in the countries where products incorporating our technology may be sold) to provide meaningful protection or be of any commercial advantage to us. In any event, effective protection of intellectual property rights may be unavailable or limited in certain countries. The status of United States patent protection in the software industry will evolve as the United States Patent and Trademark Office grants additional patents. Patents have been granted to fundamental technologies in software after the development of an industry around such technologies and patents may be issued to third parties that relate to fundamental technologies related to our technology.
      As the number of patents, copyrights, trademarks and other intellectual property rights in our industry increases, products based on our technologies may become the subjects of infringement claims. There can be no assurance that third parties will not assert infringement claims against us in the future. Any such claims, regardless of merit, could be time consuming, divert the efforts of our technical and management personnel from productive tasks, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, which could have a material adverse effect on our operating results. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation to determine the validity of any claims, whether or not such litigation is determined in our favor, could result in significant expenses and divert the efforts of our technical and management personnel from productive tasks. In addition, we may lack sufficient resources to initiate a meritorious claim. In the event of an adverse ruling in any litigation regarding intellectual property, we may be required to pay substantial damages, discontinue the use and sale of infringing products and expend significant resources to develop non-infringing technology or obtain licenses to infringing or substituted technology. Our failure to develop, or license on acceptable terms, a substitute technology, if required, could have a material adverse effect on our operating results.

Our international activities may expose us to risks associated with international business.
      We are substantially dependent on our international business activities. Risks inherent in these international business activities include:

•	major currency rate fluctuations;

•	changes in the economic condition of foreign countries;

•	the imposition of government controls;

•	tailoring of products to local requirements;

•	trade restrictions;

•	changes in tariffs and taxes; and

•	the burdens of complying with a wide variety of foreign laws and regulations, any of which could have a material adverse effect on our operating results.
      If we are unable to adapt to international conditions, our business may be adversely affected.

Our stock price may experience extreme price and volume fluctuations.
      Our common stock has experienced price volatility. In the 60-day period ending April 24, 2006, the closing price of the stock ranged from $6.51 per share to $9.91 per share, and, since the beginning of fiscal year 2006, the stock has closed as low as $1.31 per share. Such price volatility may occur in the future. Factors that could affect the trading price of our common stock include:

•	macroeconomic conditions;

•	actual or anticipated fluctuations in quarterly results of operations;

•	announcements of new products or significant technological innovations by us or our competitors;

•	developments or disputes with respect to proprietary rights;

•	losses of major OEM customers;

•	general trends in the industry; and

•	overall market conditions and other factors.

      In addition, the stock market historically has experienced extreme price and volume fluctuations, which have particularly affected the market price of securities of many related high technology companies and which at times have been unrelated or disproportionate to the operating performance of such companies.

Our common stock was moved to the Nasdaq SmallCap Market and may not provide adequate liquidity.
      On July 30, 2004, we announced that our common stock had been transferred from the Nasdaq National Market to the Nasdaq SmallCap Market. There can be no assurance, however, that we will be able to maintain compliance with the continued listing standards of the Nasdaq SmallCap Market. For example, if the minimum bid price of our common stock falls below $1.00, and remains below $1.00 for thirty consecutive business days, we will not be in compliance with the Nasdaq SmallCap Market minimum bid requirements under Marketplace Rule 4310(c)(4).
      If we are not able to maintain compliance, our common stock may be subject to removal from listing on the Nasdaq SmallCap Market. Trading in our common stock after a delisting, if any, would likely be conducted in the over-the-counter markets in the so-called “pink sheets” or the National Association of Securities Dealers’ Electronic Bulletin Board and could also be subject to additional restrictions. As a consequence of a delisting, our stockholders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock. In addition, a delisting would make our common stock substantially less attractive as collateral for margin and purpose loans, for investment by financial institutions under their internal policies or state legal investment laws or as consideration in future capital raising transactions.

Our business may suffer if our third party distributors are unable to distribute our products and address customer needs effectively.
      We have developed a “fabless” distribution model for the sale of ASICs. We have no direct distribution experience and we rely on third party distributors to maintain inventories to address OEM needs, manage manufacturing logistics and distribute our products in a timely manner. There can be no assurance that these distribution agreements will be maintained or will prove adequate to meet our needs and contractual requirements.

We rely on certain third party providers for applications to develop our ASICs. As a result, we are vulnerable to any problems experienced by these providers, which may delay product shipments to our customers.
      We rely on two independent parties, IBM Microelectronics and NEC Microelectronics, each of which provides unique ASICs incorporating our imaging technology for use by our OEM partners. These sole source providers are subject to materials shortages, excess demand, reduction in capacity and/or other factors that may disrupt the flow of goods to our customers thereby adversely affecting our customer relationships. Any such disruption could limit or delay production or shipment of the products incorporating our technology, which could have a material adverse effect on our operating results.

We, as a sublicensor of third party intellectual property, are subject to audits of our licensing fee costs.
      Certain of our licensing agreements include third party intellectual property and result in royalties contractually due and payable to the third parties. The rates are subject to the language of the contract and intent of the contracting parties, and may result in disputes as to the correct rates. We are subject to audits of our data serving as the basis for the royalties due. Such audits may result in adjustments to the royalty amounts due.

Under new regulations required by the Sarbanes-Oxley Act of 2002 (SOX), an adverse opinion on internal controls over financial reporting could be issued by our independent registered public accounting firm, and this could have a negative impact on our stock price.
      Section 404 of SOX requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and assess on an on-going basis the design and operating effectiveness of the internal control structure and procedures for financial reporting. Our independent registered public accounting firm will be required to attest audit both the design and operating effectiveness of our internal controls and management’s assessment of the design and the effectiveness of our internal controls beginning with the fiscal year ending January 31, 2007. Although no known material weaknesses exist at this time, both a material weakness and significant deficiency were discovered during the preparation of the Form 10-Q for the period ended July 31, 2005, both of which have been remediated. It is possible that material weaknesses may be found in the future. If we are unable to remediate the weaknesses, the independent registered public accounting firm would be required to issue an adverse opinion on our internal controls. Because opinions on internal controls have not been required in the past, it is uncertain what impact an adverse opinion would have upon our stock price.

Recent and proposed regulations related to equity incentives could adversely affect our ability to attract and retain key personnel.
      Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee retention packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with us. The Financial Accounting Standards Board has announced changes that, when implemented by us in the first fiscal 2007 quarter ending April 30, 2006, will require us to record a charge to earnings for employee stock option grants and issuances of stock under employee stock purchase plans. This regulation could negatively impact our results of operations. In addition, new regulations implemented by the Nasdaq National Market requiring shareholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased costs, change our equity incentive strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

Item 2.	Properties
      We lease our headquarters and primary administrative and research facilities in El Segundo, California. We also lease office space in Kent, Washington for PSIP and office space in Tokyo, Japan. We believe that our existing leased space is adequate for our current operations.

Item 3.	Legal Proceedings
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal year 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock was traded on the Nasdaq National Market under the symbol “PRLS” from our initial public offering on September 26, 1996 until July 30, 2004 when our common stock was moved to the Nasdaq Capital Market. The table below sets forth, during the periods indicated, the high and low sales price for our common stock as reported on the Nasdaq National and Capital Markets.

	Fiscal Year Ended January 31,

	2006		2005

Quarter	High	Low	High	Low

First	$3.30	$1.30	$2.65	$1.55
Second	$4.20	$2.56	$2.03	$0.90
Third	$8.19	$3.66	$1.60	$0.75
Fourth	$9.65	$6.31	$1.75	$1.00
      The closing price of our common stock on April 24, 2006 was $6.41. As of April 24, 2006, there were approximately 103 holders of record of our common stock.
Securities Authorized for Issuance Under Equity Compensation Plans
      The information included under Item 12 of Part III of this report is hereby included by reference into Item 5 of this report.
Dividend Policy
      We have not declared or paid any cash dividends on our common stock during any period for which financial information is provided in this Annual Report on Form 10-K. We currently intend to retain future earnings, if any, to fund the development and growth of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Item 6.	Selected Financial Data
      The statement of operations data for the fiscal years ended January 31, 2006, 2005, and 2004 and the balance sheet data at January 31, 2006 and 2005, are derived from, and should be read in conjunction with, the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The data set forth below (in thousands, except per share data) are qualified in their entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Years Ended January 31,

	2006	2005	2004	2003	2002

Statement of Operations Data:
Net sales	$36,157	$23,078	$25,254	$31,757	$29,767
Income (loss) from operations	4,347	(5,677)	(5,793)	240	(9,948)
Net income (loss)	4,314	(5,805)	(4,861)	124	(10,997)
Basic earnings (loss) per share	0.26	(0.37)	(0.31)	0.01	(0.73)
Diluted earnings (loss) per share	0.23	(0.37)	(0.31)	0.01	(0.73)

	Years Ended January 31,

	2006	2005	2004	2003	2002

Balance Sheet Data:
Total assets	$20,034	$12,647	$19,307	$24,107	$24,934
Long-term obligations	275	418	366	1,384	2,181
Selected Quarterly Financial Data (Unaudited):

	Year Ended January 31, 2006				Year Ended January 31, 2005

Quarter	Fourth	Third	Second	First	Fourth	Third	Second	First

Revenues	$9,638	$9,646	$9,658	$7,215	$8,281	$5,001	$6,303	$3,493
Gross margin	5,494	4,972	4,727	3,916	5,710	2,881	3,920	1,754
Gross margin %	57.00%	51.51%	48.94%	54.28%	68.95%	57.61%	62.19%	50.21%
Income (loss) from operations	1,732	1,053	1,124	437	1,131	(1,330)	(1,469)	(4,009)
Net income (loss)	$1,755	$1,045	$1,100	$414	$1,120	$(1,346)	$(1,467)	$(4,112)
Basic earnings (loss) per share	0.10	0.06	0.07	0.03	0.07	(0.08)	(0.09)	(0.26)
Diluted earnings (loss) per share	0.09	0.06	0.06	0.02	0.07	(0.08)	(0.09)	(0.26)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following analysis contains forward-looking statements that involve risks and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Annual Report on Form 10-K are based on current expectations, estimates, forecasts and projections about the industry in which we operate, management’s beliefs and assumptions made by management. These statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of factors and trends that could impact our business and results, please refer to the section above entitled “Certain Factors and Trends Affecting Us and Our Business.”
      The following should be read in conjunction with the audited consolidated financial statements and related notes thereto contained in this Annual Report on Form 10-K.
Highlights
      Consolidated revenues for fiscal year 2006 were $36.2 million, a 57.0% increase from the prior fiscal year. The increase in revenues was primarily attributable to higher engineering services revenues and product licensing fees. Engineering services revenues increased in fiscal year 2006 due primarily to the Kyocera Mita MOU that was signed in the first quarter of fiscal year 2006 and resulted in approximately $9 million in revenues. Product licensing revenues also increased as a result of increased demand for OEM’s products containing our technology offerings, which includes networking and Adobe PostScript. Product licensing revenues for fiscal year 2006 were $21.0 million, including $15.8 million of block licenses, an increase of 15.7% from the previous fiscal year. Twelve block licensing agreements totaling $15.9 million were signed during fiscal year 2006, $15.5 million of which was recognized as revenue during fiscal year 2006. The remaining $0.4 million will be recognized in the second quarter of fiscal year 2006. Hardware sales increased 42.8% during fiscal year 2006 due primarily to $1.6 million in sales of the Everest Controller. Although the Everest Controller sales were discontinued in the fourth quarter of fiscal year 2006, those sales did validate our high performance color technologies in the market place.

      Engineering services and maintenance contract backlog at January 31, 2006 was approximately $0.3 million; this compares to $0.6 million as of January 31, 2005. The contract backlog at January 31, 2006 does not include additional amounts expected under the Kyocera Mita MOU nor does it include amounts expected under the PMC-Sierra design win that was signed subsequent to January 31, 2006.
General
      We generate revenue from our OEMs through the sale of imaging solutions in either turnkey or SDK form. Historically, OEM demand for turnkey solutions had exceeded demand for SDK solutions. However, beginning in fiscal year 2000, we experienced a shift in demand away from turnkey solutions towards demand for SDKs, particularly for our mature monochrome solutions. We have attempted to expand our high performance color solutions by seamlessly incorporating our networking technologies and related imaging technologies licensed from third parties.
      Our product licensing revenues are comprised of both recurring per unit and block licensing revenues and development licensing fees for source code or SDKs. Licensing revenues are derived from per unit fees paid periodically by our OEM customers upon manufacturing and subsequent commercial shipment of products incorporating our technology. Licensing revenues are also derived from arrangements in which we enable third party technology, such as solutions from Adobe or Novell, to be used with our and/or our OEM partners’ products.
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
      We also have engineering services revenues that are derived primarily from adapting our software and supporting electronics to specific OEM requirements. We provide our engineering services to OEMs seeking a turnkey imaging solution for their digital document products. Our maintenance revenues are derived from software maintenance agreements. Maintenance revenues currently constitute a small portion of total revenue.
      As part of the total solution offered to our OEMs, we developed a direct distribution channel for our ASIC chips. Under this “fabless” model, we supply ASIC chips from the foundry directly to the OEMs through third party distributors, which include Arrow Electronics and Marubun Corporation. We are responsible for marketing and sales administration, including the billings and collections to and from our OEMs and distributors, and the third party is responsible for the coordination of production with the foundry, maintenance of necessary inventories and providing just-in-time delivery to OEMs and distributors.
      We derive revenues from the sale of controllers for MFP devices. We sell our controllers to certain OEM dealers for distribution to end users. Because it is a relatively new product, we have been unable to establish a history regarding returns of the products shipped. Therefore, we recognizes revenue only upon sales through to end users.
      Historically, a limited number of customers have provided a substantial portion of our revenues. Therefore, the availability and successful closing of new contracts, or modifications and additions to existing contracts with these customers may materially impact our financial position and results of operations from quarter to quarter.
      Our technology has addressed the worldwide market for monochrome printers (21-69 pages per minute) and MFP (21-110 pages per minute). This market has been consolidating, and the demand for the monochrome technology and products offered by us declined throughout fiscal year 2006. We believe that unit volume for these types of printers will grow at lower rates than in past years. Available data indicate that retail prices are declining in these segments. There has been a decline in the number of monochrome contracts that we have with OEMs under which we are currently performing services and granting licenses, and this decline is likely to continue along with the demand for the monochrome technology and products we presently offer. Competitors have merged into larger business units with the resulting strength to acquire and impose a competitive advantage in our market segments.
      While sales increased during fiscal year 2006, OEMs have continued to reduce the absolute number of new products being developed and in some instances, OEMs have preferred to perform in-house development projects for the products that they are developing and/or planning to launch. Although there have been fewer opportunities for us to sell our turnkey services and SDKs, we continue to support our current OEM controller customers in the digital printing devices business with our existing and new technologies.
      In response to our belief that the demand for our core monochrome offerings may grow at lower rates than in past years and that we may continue to meet sales resistance from our customers, we have developed and commercialized high performance color imaging and printing technologies and a new open architecture named Peerless Sierra Technologies. We believe that our products based on Peerless Sierra Technologies address key growth areas in the imaging market including: increased demand for color imaging, the emergence of MFPs, and continued demand for faster low cost monochrome printing solutions.
      During the last fiscal year, we launched a new MFP controller product, Everest, containing Peerless Sierra Technologies, into the marketplace and during fiscal year 2006 the Everest Controller generated $1.6 million in revenues. We believe that the launch of our high performance color MFP controller into the distribution channels and the development agreement with Kyocera Mita was a validation of our strategy of moving into high performance color technologies. See, however, “If we are unable to achieve our expected level of sales of Peerless Sierra Technologies on a timely basis, our future revenue and operating results may be harmed” and “If the marketplace does not accept Peerless Sierra Technologies, our future revenues and operating results may be harmed” in the section entitled “Certain Factors and Trends Affecting Us and Our Business” of this Annual Report on Form 10-K. We believe that our new Peerless Sierra Technologies will contribute an increasing percentage of our overall revenue in the future.
      We have addressed the changing demands in the marketplace by investing in cutting edge technologies. We have also addressed the changing dynamics of the market place by expanding our offerings in new geographic regions and restructuring our sales organization by expanding our sales force in Japan.
      In addition, as a result of the complexities of the imaging industry, we continue to explore opportunities to enhance our value, including aggressive marketing of our new technologies, developing new market opportunities, raising additional capital and evaluating potential merger and acquisition candidates.
Critical Accounting Policies
      Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that they believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
      Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.
      We account for our software revenues in accordance with Statement of Position, or SOP, 97-2, “Software Revenue Recognition” as amended by SOP 98-9, Staff Accounting Bulletin No. 104, “Revenue Recognition”

and Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Over the past two years, we entered into block license agreements that represent unit licenses for products that will be licensed over a period of time. In accordance with SOP 97-2, revenue is recognized when the following attributes have been met: 1) an agreement exists between us and the OEM selling product utilizing our intellectual property and/or a third party’s intellectual property for which we are an authorized licensor, 2) delivery and acceptance of the intellectual property has occurred, 3) the fees associated with the sale are fixed and determinable and 4) collection of the fees are probable. Under our accounting policies, fees are fixed and determinable if 90% of the fees are to be collected within a twelve-month period, in accordance with SOP 97-2. If more than 10% of the payments of fees extend beyond a twelve-month period, they are recognized as revenues when they are due for payment, in accordance with SOP 97-2. As of January 31, 2006, we had $0.4 million in revenues to be recognized in future periods.
      For fees on multiple element arrangements, values are allocated among the elements based on vendor specific objective evidence of fair value, VSOE. We generally establish VSOE based upon the price charged when the same elements are sold separately. When VSOE exists for all undelivered elements, but not for the delivered elements, revenue is recognized using the “residual method” as prescribed by Statement of Position 98-9. If VSOE does not exist for the undelivered elements, all revenue for the arrangement is deferred until the earlier of the point at which such VSOE does exist for the undelivered elements or all elements of the arrangement have been delivered.
      We recognize revenues for certain of our engineering services projects on a percentage-of-completion basis, in accordance with Accounting Research Bulletin 45, “Long-Term Construction-Type Contracts” and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The estimates to complete the projects are determined by the individual project-engineering manager responsible for the oversight of the individual projects. The estimates are made at the end of each accounting period and are subject to unforeseen circumstances that can increase or decrease the hours necessary to complete the efforts. For fiscal year 2006, we reported no engineering services revenues on a percentage-of-completion basis.
      We derived revenues from the sale of controllers for MFP devices. We recognized this revenue in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements” (SAB 104). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. We sold the controllers to certain OEM dealers for distribution to end users. Because it was a relatively new product, we were unable to establish a history regarding returns of product shipped. Therefore, we recognized revenue only upon sales through to end users based on meeting the revenue recognition criteria under Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists.” The sale of these controllers was discontinued during the quarter ended January 31, 2006.
      We provide an accrual for estimated product licensing costs owed to third party vendors whose technology is included in the products sold by us. The accrual is impacted by estimates of the mix of products shipped under certain of our block license agreements. The estimates are based on historical data and available information as provided by our customers concerning projected shipments. Should actual shipments under these agreements vary from these estimates, adjustments to the estimated accruals for product licensing costs may be required. Such adjustments have historically been within management’s expectations.
      As of January 31, 2006, we had net operating loss carry-forwards available to reduce future federal and state income of approximately $11.4 million and $5.7 million, respectively, which begin to expire in fiscal years 2023 for federal and 2009 for state, respectively. In addition, as of January 31, 2006, we had tax credit carry-forwards available to reduce future income tax liabilities of approximately $9.0 million, which begin to expire in fiscal year 2007. The realization of these assets is based upon management’s estimates of future taxable income. We have provided a valuation allowance for all of our net deferred tax assets because of the uncertainty with respect to our ability to generate future taxable income to realize the deferred tax assets.

With a change in management’s assessment of the uncertainty, the valuation allowance will be adjusted accordingly.
      We grant credit terms in the normal course of business to our customers. We continuously monitor collections and payments from our customers and maintain allowances for doubtful accounts for estimated losses resulting from the inability of any customers to make required payments. Estimated losses are based primarily on specifically identified customer collection issues. If the financial condition of any of our customers, or the economy as a whole, were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Actual results have historically been consistent with management’s estimates.
      Our recurring product licensing revenues are dependent, in part, on the timing and accuracy of product sales reports received from our OEM customers. These reports are provided only on a calendar quarter basis and, in any event, are subject to delay and potential revision by the OEM. Therefore, we are required to estimate all of the recurring product licensing revenues for the last month of each fiscal quarter and to further estimate all of our quarterly revenues from an OEM when the report from such OEM is not received in a timely manner. In the event we are unable to estimate such revenues accurately prior to reporting financial results, we may be required to adjust revenues in subsequent periods. Fiscal year 2006 revenues subject to such estimates were minimal. Actual results have historically been consistent with management’s estimates.

Results of Operations
      The following table sets forth, for the periods indicated, the percentage relationship of certain items from our statements of operations to total revenues.

				Percentage Change
	Percentage of Total			Years Ended
	Revenues Years Ended			January 31,
	January 31,
				2006 vs.	2005 vs.
	2006	2005	2004	2005	2004

Statements of Operations Data:
Revenues:
Product licensing	58%	79%	79%	16%	(9)%
Engineering services and maintenance	33	11	13	347	(16)
Other	9	10	8	43	5

Total revenues	100	100	100	57	(9)

Cost of revenues:
Product licensing	18	19	25	51	(32)
Engineering services and maintenance	22	14	12	141	9
Other	7	5	4	116	22

Total cost of revenues	47	38	41	93	(15)

Gross margin	53	62	59	34	(4)

Operating expenses:
Research and development	16	51	47	(51)	—
Sales and marketing	10	16	18	(5)	(19)
General and administrative	15	20	17	22	3

Total operating expenses	41	87	82	(26)	(4)

Income (loss) from operations	12	(25)	(23)	177	(2)

Interest income, net	—	—	1	*	(83)
Other income	—	—	6	*	*

	—	—	7	*	(99)

Income (loss) before income taxes	12	(25)	(16)	177	36
Provision for income taxes	—	—	3	(81)	(78)

Net income (loss)	12%	(25)%	(19)%	174%	19%

*	Percentage change calculations not meaningful.

Net Income
      Net income for the twelve month period ended January 31, 2006 was $4.3 million or $0.26 per basic and $0.23 per diluted share, compared to a net loss of $(5.8) million, or $(0.37) per basic and diluted share, in fiscal year 2005, and a net loss of $(4.9) million, or $(0.31) per basic and diluted share, in fiscal year 2004.

Revenues
      Consolidated revenues for fiscal year 2006 were $36.2 million, compared to $23.1 million in fiscal year 2005, and $25.3 million in fiscal year 2004. The increases in fiscal year 2006 were primarily the result of $9 million in engineering services revenues from the Kyocera Mita agreement and increases in product licensing. The decrease in revenues from fiscal year 2004 to fiscal year 2005 was primarily attributable to decreased licensing and engineering services revenues, which were partially offset by higher ASICs revenues.
      Product licensing revenues for fiscal year 2006 were $21.0 million, compared to $18.2 million in fiscal year 2005, and $19.9 million in fiscal year 2004. Block licensing agreements totaling $15.9 million were signed during fiscal year 2006, of which $15.5 million was recognized as revenue during the year. The remaining $0.4 million will be recognized in the second quarter of fiscal year 2007. This is compared with block licensing agreements of $13.1 million signed in fiscal year 2005, of which $12.7 million was recognized as revenue during fiscal year 2005. The increase in product licensing revenues in fiscal year 2006 compared to fiscal year 2005 was the result of increase demand for third party technologies offered by us. The decreases in product licensing revenue in fiscal years 2005 and 2004 are mainly attributable to the decrease in demand for the OEMs’ products containing our core monochrome technology.
      Engineering services and maintenance revenues generated by us were $11.9 million in fiscal year 2006, compared to $2.7 million in fiscal year 2005, and $3.2 million in fiscal year 2004. The increase over the previous two years was the result of the Kyocera Mita agreement that generated approximately $9 million in revenues during fiscal year 2006. Revenue generated by hardware sales was $3.2 million in fiscal year 2006, compared to $2.3 million in fiscal year 2005, and $2.1 million in fiscal year 2004. Contract and maintenance backlog at January 31, 2006 was approximately $0.3 million, as compared with $0.6 million at January 31, 2005, which does not include the amounts expected under the Kyocera Mita agreement nor the revenues expected under the PMC-Sierra agreement that was signed subsequent to January 31, 2006.

Cost of Revenues
      Cost of revenues for fiscal year 2006 was $17.0 million, compared to $8.8 million in fiscal year 2005, and $10.3 million in fiscal year 2004. Product licensing costs were $6.5 million in fiscal year 2006, compared to $4.3 million in fiscal year 2005, and $6.3 million in fiscal year 2004. The increase in fiscal year 2006 compared to fiscal year 2005 was the result of increased licensing of third party technologies in the current fiscal year, decreases in fiscal year 2005 as compared to fiscal year 2004 was due to decreased product licensing revenues and lower levels of third party technologies in those revenues. In fiscal year 2004, we recorded an additional accrual for the settlement of certain third party licensing costs totaling $0.5 million. Engineering services and maintenance cost of sales increased to $8.1 million in fiscal year 2006 compared to $3.4 and $3.1 million in fiscal years 2005 and 2004, respectively. The increase was the result of the engineering staffing applied to the approximately $9 million in services revenue generated by the Kyocera Mita agreement.

Gross Margin
      Gross margin as a percentage of total revenues was 53% in fiscal year 2006, compared to 62% in fiscal year 2005, and 59% in fiscal year 2004. The decrease in fiscal year 2006 was the result of the much higher level of engineering services and maintenance revenues which generate lower margins than licensing. The increase in fiscal year 2005 compared to fiscal year 2004 was due primarily to a proportionately higher level of our intellectual property in our licensing revenues, resulting in a lower cost of sales.

Operating Expenses
      Operating expenses for fiscal year 2006 were $14.8 million, compared to $19.9 million in fiscal year 2005, and $20.7 million in fiscal year 2004.

•	Research and development expenses were $5.7 million in fiscal year 2006, compared to $11.7 million in fiscal year 2005, and $11.8 million in fiscal year 2004. In fiscal year 2006, with the completion of the major development efforts of Peerless Sierra Technologies a substantial portion of engineering staffing was applied to the Kyocera Mita services effort. Expenses associated with the development of Peerless Sierra Technologies during fiscal years 2005 and 2004 were comparable.

•	Sales and marketing expenses were $3.5 million in fiscal year 2006, compared to $3.7 million in fiscal year 2005, and $4.5 million in fiscal year 2004. The decrease in fiscal year 2006 from fiscal year 2005 was the result of a reduction in staffing levels. We continued to focus on the launch of Peerless Sierra Technologies and on developing new OEM customers, attending industry trade shows, and evaluating other opportunities to promote our core and new color imaging and network solutions.

•	General and administrative expenses were $5.6 million in fiscal year 2006, compared to $4.6 million in fiscal year 2005, and $4.4 million in fiscal year 2004. The increase in fiscal year 2006 was due primarily to increased professional services costs primarily associated with compliance with Sarbanes- Oxley. During fiscal year 2004, we received a $0.2 million insurance refund for costs associated with completed legal proceedings.

Interest Income, Other Income and Expenses, and Taxes
      Interest income earned in all fiscal years was attributable to interest and investment income earned on cash and cash equivalents and investment balances. The decrease in fiscal year 2006 was a result of a lower level of investments and the cost of our credit facility during fiscal year 2006.
      Included in other income in fiscal year 2004 was $1.0 million from the sale of our remaining interest in Netreon, Inc., announced on February 20, 2003. In addition, we recorded a gain of $0.6 million associated with the termination of a sublease of a portion of our leased office space at our headquarters in El Segundo, California. Additionally, we recorded a $121,000 loss for a correction to fiscal year 2002 reported accrued interest.
      The provisions for income taxes for all fiscal years were primarily the result of foreign income taxes paid. These income taxes were paid through withholdings on payments of licensing revenues made by our customers to us. In July 2004, a new tax treaty between the United States and Japan ended the requirement for such income taxes. The effect was to nearly eliminate our foreign income tax provision in all periods subsequent to the effective date of the new treaty. In fiscal year 2004, the foreign income taxes paid were offset by the release of certain long-term tax liabilities. We have provided a valuation allowance on our net deferred tax assets because of the uncertainty with respect to our ability to generate future taxable income to realize the deferred tax assets.
Contractual Obligations
      The following table summarizes our significant contractual obligations at January 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our consolidated balance sheets at January 31, 2006.

	Payments Due by Period

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(In thousands)
Operating lease obligations	$3,063	$1,430	$1,585	$48	$—
Outstanding purchase orders	58	58	—	—	—

Total	$3,121	$1,488	$1,585	$48	$—

Liquidity and Capital Resources
      Our principal source of liquidity is our cash and cash equivalents which, as of January 31, 2006 were $13.2 million in the aggregate, compared to $6.5 million at January 31, 2005. The increase was primarily the result of cash provided by operations ($6.1 million) and funds provided by stock options being exercised and shares being sold under our Employee Stock Purchase Plan (ESPP) ($1.2 million).
      Compared to January 31, 2005, total assets at January 31, 2006 increased 58% to $20.0 million and stockholders’ equity increased 85% to $11.9 million. The ratio of current assets to current liabilities was 2.4:1 compared to 1.8:1 last year. We generated $6.1 million in cash during the twelve month period ended

January 31, 2006 from operations as compared to $2.7 million in cash used by operations during the twelve month period ended January 31, 2005.
      Our investing activities during the fiscal year ended January 31, 2006 provided cash of $0.8 million. This is the result of the sales of investments to provide funds for our operations. It is our policy to invest the majority of our unused cash in low risk government and commercial debt securities. We have not historically purchased derivative instruments or entered into hedging transactions. For the twelve month period ended January 31, 2006, we invested approximately $0.2 million in property, equipment and leasehold improvements compared to $0.2 million during the previous twelve month period.
      During fiscal year 2006, $1.2 million was provided by the issuance of common stock under our employee stock purchase plan and exercise of stock options. Net cash provided by financing activities was $0.3 million during fiscal year 2005 and $0.4 million in fiscal year 2004.
      At January 31, 2006, net trade receivables were $0.1 million lower than at January 31, 2005, due primarily to the timing of the signings and collections of new licensing agreements at the end of the fiscal years. In fiscal year 2005, we signed and collected significant agreements at the end of the year; in fiscal year 2004, we were unable to collect agreements signed at the end of the year.
      As previously mentioned, subsequent to January 31, 2005, we signed an MOU with Kyocera Mita Corporation. The MOU provides, among other things, for quarterly payments of $2.0 million for the next three years for the development of future products.
      During fiscal year 2005, we established a credit facility with our bank that allowed for borrowing against outstanding receivables. The credit facility generally only provided coverage for short-term working capital needs. We decided not to renew our credit facility when it expired in October 2005 and we may require additional long-term capital to finance working capital requirements.
      We expect cash and investments will increase during fiscal year 2007. We expect the MOU with Kyocera Mita to provide much of the increase, and, although we expect the cash position to further increase with the expected sales growth associated with Peerless Sierra Technologies, there can be no assurances that we will experience the anticipated increase in Peerless Sierra Technologies sales subsequent to January 31, 2006. We expect to reduce operating expenses as a result of completion of the majority of Peerless Sierra Technologies development effort. However, if the level of Peerless Sierra Technologies sales is lower than anticipated, we may need to take significant measures to preserve and maintain continued business operations. In such event, we may need to further reduce costs and may have to access the capital markets to raise additional funding. There is no assurance that we would be successful in raising capital at attractive terms or at all, and should we be successful in raising capital, the financing may be dilutive to current shareholders.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      As of January 31, 2006, we do not hold any positions in equity securities of other publicly traded companies.
      Our exposure to interest rate risk in the past relates primarily to our non-equity investment portfolio. The primary objectives of our investment activities are to preserve the principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we, from time to time, maintain a portfolio of cash equivalents, fixed rate debt instruments of the federal, state and local governments and high-quality corporate issuers and short-term investments in money market funds. As discussed in Note 3 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, as of January 31, 2006, we did not hold any corporate debt securities. Although we are subject to interest rate risks in any future investments in these types of securities, we believe an effective increase or decrease of 10% in interest rate percentages would not have a material adverse effect on our results from operations. Consequently, our interest rate risk is minimal.

      We have not entered into any derivative financial instruments. Currently all of our contracts, including those involving foreign entities, are denominated in U.S. dollars and as a result, we have experienced no significant foreign exchange gains and losses to date. We have not engaged in foreign currency hedging activities to date, and has no intention of doing so.

Item 8.	Financial Statements and Supplementary Data
      See Index to Financial Statements on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures.
      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
      As required by Rule 13(a)-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that, as of end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.
      There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this Item is incorporated by reference to the Peerless Proxy Statement.

Item 11.	Executive Compensation
      The information required by this Item is incorporated by reference to the Peerless Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this Item is incorporated by reference to the Peerless Proxy Statement.

Item 13.	Certain Relationships and Related Transactions
      The information required by this Item is incorporated by reference to the Peerless Proxy Statement.

Item 14.	Principal Accounting Fees and Services
      The information required by this Item is incorporated by reference to the Peerless Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
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
      (b) Exhibits:
      The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit
Number

3	.1(1)	Certificate of Incorporation of the Company.
3	.2(9)	Amended and Restated Bylaws of the Company.
4.1		Instruments defining the rights of security holders. Reference is made to Exhibits 3.1 and 3.2.
4	.2(4)	Rights Agreement, dated October 7, 1998, between the Company and Wells Fargo Shareowner Services, a division of Wells Fargo Bank Minnesota, N.A., formerly known as Norwest Shareowner Services, as Rights Agent.
10	.1(10)(2)	1996 Equity Incentive Plan, as amended and form of stock option agreements thereunder.
10	.2(11)(2)	1996 Employee Stock Purchase Plan, as amended.
10	.3(1)(3)	Reference Post Appendix No. 2 to the Adobe Third Party License dated February 11, 1993.
10	.4(1)	Amendment No. 1 to the Adobe Third Party License dated November 29, 1993.
10	.5(1)(3)	PCL Development and License Agreement (the “PCL License”) dated June 14, 1993, between the Registrant and Adobe.
10	.6(1)(3)	Amendment No. 1 to the PCL License dated October 31, 1993.
10	.7(1)(3)	Letter Modification to the PCL License dated August 5, 1994.
10	.8(1)(3)	Addendum No. 1 to the PCL License dated March 31, 1995.
10	.9(1)(3)	Letter Modification to the PCL License dated August 30, 1995.
10	.10(1)	Lease Agreement between the Company and Continental Development Corporation dated February 6, 1992, and Addendum, dated February 6, 1992.

Exhibit
Number

10	.11(1)	First Amendment to Office Lease dated December 1, 1995, between the Company and Continental Development Corporation.
10	.12(5)	Second Amendment to Office Lease dated April 8, 1997, between the Company and Continental Development Corporation.
10	.13(5)	Third Amendment to Office Lease dated December 16, 1997, between the Company and Continental Development Corporation.
10	.14(6)	Fourth Amendment to Office Lease dated April 22, 1998, between the Company and Continental Development Corporation.
10	.15(7)	Agreement and Plan of reorganization and Merger by and among Peerless Systems Corporation, Auco Merger and Auco, Inc. dated as of April 6, 1999.
10	.16(8)	Marubun Supplier/ Distribution Agreement dated December 14, 1999.
10	.17(8)	Lease PSN McKelvy Family Trust (386 Main Street) Standard Industrial/ Commercial Single-Tenant dated March 14, 1997.
10	.18(8)	Lease PSIP Kent Centennial Limited Partnership dated January 31, 1996.
10	.19(2)(12)	Form of Indemnification Agreement, effective as of March 12, 2001.
10	.20(13)	Settlement Agreement and Mutual Release dated April 11, 2001 between Peerless Systems Corporation and Gordon L. Hanson.
10	.21(9)	Settlement Agreement and Mutual Release, effective as of April 27, 2001, by and among the State of Wisconsin Investment Board, Peerless Systems Corporation and Edward A. Gavaldon.
10	.22(14)	Series A Preferred Stock Purchase Agreement dated January 29, 2002 by and among Netreon, Inc., a Delaware corporation, Netreon, Inc., a California corporation and each of the several purchasers named therein.
10	.23(14)	Series A Preferred Stock Contribution Agreement dated January 29, 2002 by and between Netreon, Inc., a Delaware corporation and Peerless Systems Corporation.
10	.24(3)(15)	Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and the Company effective as of July 23, 1999.
10	.25(3)(15)	Custom Sales Agreement between the Company and International Business Machines effective as of April 23, 2001.
10	.26(3)(15)	Master Technology License Agreement dated January 16, 2000 between Konica Corporation and Peerless Systems Corporation.
10	.27(3)(15)	License Software Addendum #1 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 16, 2000.
10	.28(3)(15)	License Software Addendum #2 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 19, 2000.
10	.29(3)(15)	License Software Addendum #3 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of July 21, 2000.
10	.30(3)(15)	License Software Addendum #4 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of March 1, 2001.
10	.31(3)(15)	License Software Addendum #5 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of July 1, 2001.
10	.32(3)(15)	License Software Addendum #7 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 1, 2002.
10	.33(3)(15)	License Software Addendum #8 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 1, 2002.
10	.34(3)(15)	License Software Addendum #9 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 1, 2002.
10	.35(15)	Master Technology License Agreement dated April 1, 1997 between Kyocera Corporation and Peerless Systems Corporation.

Exhibit
Number

10	.36(3)(15)	Licensed Software Addendum #1 to Master Technology License Agreement by and between Kyocera Corporation and the Company effective as of December 28, 1999.
10	.37(3)(15)	Amendment #3 to Licensed Software Addendum #1 to Master Technology License Agreement by and between Kyocera Corporation and the Company effective as of September 28, 2001.
10	.38(3)(15)	Licensed Software Addendum #3 to Master Technology License Agreement by and between Kyocera Mita Corporation and the Company effective as of May 1, 2002.
10	.39(3)(15)	Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc.
10	.40(3)(15)	Licensed System Addendum No. 1 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc.
10	.41(3)(15)	Licensed System Addendum No. 2 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc.
10	.42(3)(15)	Licensed System Addendum No. 3 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc. effective as of August 25, 2000.
10	.43(3)(15)	Attachment #1 to Licensed System Addendum #3 by and between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated March 1, 2001.
10	.44(3)(15)	Attachment #2 to Licensed System Addendum #3 by and between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated July 1, 2001.
10	.45(3)(15)	Licensed System Addendum No. 4 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc. effective as of February 1, 2002.
10	.46(15)	Master Technology License Agreement dated April 1, 2000 between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc.
10	.47(3)(15)	Licensed System Addendum #1 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. dated April 1, 2000.
10	.48(3)(15)	Licensed System Addendum #2 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc.
10	.49(3)(15)	Licensed System Addendum #3 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc.
10	.50(3)(15)	Attachment #1 to Licensed System Addendum #3 by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. dated May 1, 2001.
10	.51(3)(15)	Attachment #2 to Licensed System Addendum #3 by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. dated July 23, 2001.
10	.52(3)(15)	Licensed System Addendum #4 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. effective as of October 19, 2001.
10	.53(3)(15)	Licensed System Addendum #5 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. effective as of December 1, 2001.
10	.54(3)(15)	Licensed System Addendum #6 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. effective as of April 30, 2002.
10	.55(3)(15)	Nest Office SDK Development and Reseller Agreement Statement of Work 8 to BDA No. N-A-1 between and Novell, Inc. and Peerless Systems Networking effective as of August 17, 1999.

Exhibit
Number

10	.56(3)(15)	Amendment No. 1 to Nest Office SDK Development and Reseller Agreement Statement of Work 8 to BDA No. N-A-1 between and Novell, Inc. and Peerless Systems Networking effective as of August 17, 1999.
10	.57(15)	Business Development Agreement by and between Novell and Auco, Inc effective as of September 6, 1996.
10	.58(16)	Amendment No. 4 to Licensed System Addendum No. 4 dated February 1, 2002 by and between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated September 1, 2002.(15)
10	.59(16)	Amendment No. 3 to Postscript Software Development Agreement by and between Adobe Systems Incorporated and the Company dated October 25, 2002.
10	.60(3)(17)	Amendment No. 1 to Licensed System Agreement No. 7 dated November 1, 2001 by and between Konica Corporation and Peerless Systems Corporation dated January 1, 2003.
10	.61(3)(17)	Licensed System Agreement Addendum No. 10 to Master Technology License Agreement dated January 16, 2000 by and between Konica Corporation and Peerless Systems Corporation dated January 17, 2003.
10	.62(3)(17)	Licensed System Addendum #8 to Master Technology License Agreement dated April 1, 2000 by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. effective as of January 6, 2003.
10	.63(3)(18)	Amendment No. 4 to the Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of July 31, 2003.
10	.64(3)(18)	Amendment No. 10 to the Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of July 31, 2003.
10	.65(3)(19)	Amendment No. 5 to Licensed System Addendum No. 4 between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated February 1, 2002.
10	.66(3)(19)	Amendment No. 8 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of September 30, 2003.
10	.67(3)(19)	Amendment No. 9 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of September 15, 2003.
10	.68(3)(19)	Amendment No. 12 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of September 22, 2003.
10	.69(20)	Licensed Software Addendum No. 14 to Master Technology License Agreements dated January 16, 2000 and June 12, 1997 by and between KonicaMinolta Business Technologies, Inc. and Peerless Systems Corporation, effective as of October 31, 2003
10	.70(20)	Amendment #2 to the LSA #9 by and between KonicaMinolta Business Technologies, Inc. and Peerless Systems Corporation, effective as of November 1, 2003
10	.71(20)	Amendment No. 5 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of December 16, 2003.
10	.72(20)	Amendment No. 6 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of July 31, 2002.
10	.73(20)	Amendment No. 7 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of May 22, 2003.

Exhibit
Number

10	.74(20)	Amendment No. 11 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of February 9, 2004.
10	.75(20)	Amendment No. 14 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of December 16, 2003.
10	.76(20)	Amendment No. 15 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 6, 2004.
10	.77(2)(20)	Change in Control Agreement of Chief Executive Officer.
10	.78(2)(20)	Form of Change in Control Agreement of certain members of senior management.
10	.79(2)(20)	Form of Transaction Incentive Plan of certain members of senior management.
10	.80(21)	Amendment No. 16 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 6, 2004.
10	.81(21)	Licensed Software Addendum #5 to Master Technology License Agreement dated April 1, 1997, entered into as of February 17, 2004.
10	.82(21)	Amendment No. 19 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of April 1, 2004.
10	.83(22)	Amendment to Lease between BIT Holdings Forty-Eight, Inc. and Peerless Systems Imaging Products, Inc. as of October 1, 2004.
10	.84(22)	Amendment No. 17 to the Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, Effective as of 15 October, 2004.
10	.85(22)	Silicon Valley Bank Loan and Security Agreement between Silicon Valley Bank and Peerless Systems Corporation dated October 27, 2004.
10	.86(23)	Memorandum of Understanding by and between Kyocera Mita Corporation and Peerless Systems Corporation, effective as of February 1, 2005.
10	.87(23)	Amendment No. 21 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 1, 2005.
10	.91(23)	Amendment No. 18 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 1, 2005.
10	.92(23)	Peerless Systems Corporation 2005 Incentive Award Plan
10	.93(23)	Amendment No. 23 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 1, 2005.
10	.94(23)	Peerless Systems Corporation Amended and Restated Transaction Incentive Plan.
10	.95(24)	Amendment No. 22 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of October 14, 2005.

Exhibit
Number

10	.96(24)	Amendment No. 24 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of October 14, 2005.
10	.97(24)	Amendment No. 26 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of October 13, 2005.
10	.98(24)	Amendment No. 27 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of November 1, 2005.
10	.99(25)	Development Agreement between PMC-Sierra Corporation and Peerless Systems Corporation, dated March 27, 2006.
21		Registrant’s Wholly-Owned Subsidiaries.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney. Reference is made to the signature page to this Annual Report on Form 10-K.
31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed in the Company’s Registration Statement on Form S-1 (File No. 333-09357), as amended and incorporated herein by reference.

(2)	Management contract or compensatory plan or arrangement.

(3)	Subject to a Confidential Treatment Order.

(4)	Previously filed in the Company’s Current Report on Form 8-K, filed October 13, 1999, and incorporated herein by reference.

(5)	Previously filed in the Company’s 1998 Annual Report filed on Form 10-K, filed April 24, 1998, and incorporated herein by reference.

(6)	Previously filed in the Company’s 1999 Annual Report filed on Form 10-K, filed April 26, 1999, and incorporated herein by reference.

(7)	Previously filed in the Company’s Registration Statement on Form S-4 (File No. 333-77049) as amended and incorporated herein by reference.

(8)	Previously filed in the Company’s 2000 Annual Report filed on Form 10-K, filed April 28, 2000, and incorporated herein by reference.

(9)	Previously filed in the Company’s Current Report on Form 8-K, filed July 2, 2001, and incorporated herein by reference.

(10)	Previously filed in the Company’s Registration Statement on Form S-8 (File No. 333-73562), filed November 16, 2001, and incorporated herein by reference.

(11)	Previously filed in the Company’s Registration Statement on Form S-8 (File No. 333-57362), filed March 21, 2001, and incorporated herein by reference.

(12)	Previously filed in the Company’s Amendment No. 4 to its Registration Statement on Form S-3 (File No. 333-60284), filed July 27, 2001, and incorporated herein by reference.

(13)	Previously filed in the Company’s 2001 Annual Report filed on Form 10-K, filed May 1, 2001, and incorporated herein by reference.

(14)	Previously filed in the Company’s 2002 Annual Report on Form 10-K, filed May 1, 2002, and incorporated herein by reference.

(15)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2002, filed September 16, 2002, and incorporated herein by reference.

(16)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2002, filed December 16, 2002, and incorporated herein by reference.

(17)	Previously filed in the Company’s 2003 Annual Report on Form 10-K filed May 1, 2003, and incorporated herein by reference.

(18)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2003, filed September 15, 2003, and incorporated herein by reference.

(19)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2003, filed December 15, 2003, and incorporated herein by reference.

(20)	Previously filed in the Company’s 2004 Annual Report on Form 10-K filed April 30, 2004, and incorporated herein by reference.

(21)	Previously filed in the Company’s Quarterly Report for the period ended April 30, 2004, filed June 14, 2004, and incorporated herein by reference.

(22)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2004, filed December 15, 2004, and incorporated herein by reference.

(23)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2005, filed December 15, 2004, and incorporated herein by reference.

(24)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2005, filed December 15, 2004, and incorporated herein by reference.

(25)	Confidential treatment has been requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of May, 2006.

Peerless Systems Corporation

By:	/s/William R. Neil

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

Signature	Title	Date

/s/ Howard J. Nellor Howard J. Nellor	Chief Executive Officer, President & Director (Principal Executive Officer)	May 1, 2006

/s/ Robert G. Barrett Robert G. Barrett	Director	May 1, 2006

/s/ Louis C. Cole Louis C. Cole	Director	May 1, 2006

/s/ Thomas G. Rotherham Thomas G. Rotherham	Director	May 1, 2006

/s/ William R. Neil William R. Neil	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	May 1, 2006

PEERLESS SYSTEMS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Peerless Systems Corporation
      We have audited the accompanying consolidated balance sheets of Peerless Systems Corporation as of January 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peerless Systems Corporation at January 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Los Angeles, California
March 27, 2006

PEERLESS SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended January 31,

	2006	2005	2004

	(In thousands, except per share amounts)
Revenues:
Product licensing	$21,021	$18,163	$19,931
Engineering services and maintenance	11,921	2,664	3,178
Hardware sales	3,215	2,251	2,145

Total revenues	36,157	23,078	25,254

Cost of revenues:
Product licensing	6,499	4,318	6,333
Engineering services and maintenance	8,085	3,353	3,066
Hardware sales	2,464	1,142	937

Total cost of revenues	17,048	8,813	10,336

Gross margin	19,109	14,265	14,918

Operating expenses:
Research and development	5,728	11,723	11,771
Sales and marketing	3,481	3,668	4,540
General and administrative	5,553	4,551	4,400

Total operating expenses	14,762	19,942	20,711

Income (loss) from operations	4,347	(5,677)	(5,793)
Interest income (expense), net	(4)	23	138
Other income	—	—	1,490

Total other income (expense)	(4)	23	1,628

Income (loss) before provision for income taxes	4,343	(5,654)	(4,165)
Provision for income taxes	29	151	696

Net income (loss)	$4,314	$(5,805)	$(4,861)

Basic earnings (loss) per share	$0.26	$(0.37)	$(0.31)

Diluted earnings (loss) per share	$0.23	$(0.37)	$(0.31)

Weighted average common shares outstanding — basic	16,496	15,891	15,575

Weighted average common shares outstanding — diluted	18,465	15,891	15,575

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS

	January 31,

	2006	2005

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$13,220	$5,099
Short-term investments	—	1,397
Trade accounts receivable, less allowance for doubtful accounts of $168 and $125 in 2006 and 2005, respectively	2,128	2,037
Unbilled receivables	3,032	952
Inventory	—	688
Prepaid expenses and other current assets	559	397

Total current assets	18,939	10,570
Property and equipment, net	904	1,382
Other assets	191	695

Total assets	$20,034	$12,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$479	$870
Accrued wages	693	410
Accrued compensated absences	872	754
Accrued product licensing costs	4,325	2,364
Other current liabilities	743	470
Deferred revenue	708	897

Total current liabilities	7,820	5,765
Other liabilities	275	418

Total liabilities	8,095	6,183

Commitments
Stockholders’ equity:
Common stock, $.001 par value, 30,000 shares authorized, 17,041 and 16,172 shares issued and outstanding in 2006 and 2005, respectively	17	16
Additional paid-in capital	50,939	49,761
Accumulated deficit	(38,925)	(43,239)
Accumulated other comprehensive income	21	39
Treasury stock, 150 shares in 2006 and 2005	(113)	(113)

Total stockholders’ equity	11,939	6,464

Total liabilities and stockholders’ equity	$20,034	$12,647

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
	Common Stock		Treasury Stock		Additional		Other	Total
					Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

	(In thousands)
Balances, January 31, 2003	15,450	$15	150	$(113)	$48,882	$(32,573)	$—	$16,211
Issuance of common stock	294	—	—	—	317	—	—	317
Exercise of stock options	122	—	—	—	96	—	—	96
Comprehensive loss:
Net loss	—	—	—	—	—	(4,861)	—	(4,861)
Foreign currency translation adjustment	—	—	—	—	—	—	38	38

Total comprehensive loss								(4,823)

Balances, January 31, 2004	15,866	15	150	(113)	49,295	(37,434)	38	11,801
Issuance of common stock	251	1	—	—	337	—	—	338
Exercise of stock options	55	—	—	—	39	—	—	39
Non-employee stock option grants and modifications	—	—	—	—	66	—	—	66
Issuance of common stock warrants	—	—	—	—	24	—	—	24
Comprehensive loss:
Net loss	—	—	—	—	—	(5,805)	—	(5,805)
Foreign currency translation adjustment	—	—	—	—	—	—	1	1

Total comprehensive loss								(5,804)

Balances, January 31, 2005	16,172	16	150	(113)	49,761	(43,239)	39	6,464
Issuance of common stock	335	—	—	—	440	—	—	440
Exercise of stock options	509	1	—	—	738	—	—	739
Issuance of common stock warrants	25	—	—	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	4,314	—	4,314
Foreign currency translation adjustment	—	—	—	—	—	—	(18)	(18)

Total comprehensive income								4,296

Balances, January 31, 2006	17,041	$17	150	$(113)	$50,939	$(38,925)	$21	$11,939

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended January 31,

	2006	2005	2004

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$4,314	$(5,805)	$(4,861)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities Depreciation and amortization	1,332	1,567	1,375
Net gain from sublease termination	—	—	(938)
Gain from Netreon sale	—	—	(971)
Other	(5)	67	(54)
Changes in operating assets and liabilities:
Trade accounts receivable	(91)	4,109	(4,043)
Unbilled receivables	(2,080)	(952)	—
Inventory	688	(686)	—
Prepaid expenses and other assets	63	268	245
Accounts payable	(391)	(27)	209
Accrued product licensing costs	1,961	(470)	613
Deferred revenue	(189)	(426)	242
Other liabilities	531	(376)	(1,479)

Net cash provided (used) by operating activities	6,133	(2,731)	(9,662)

Cash flows from investing activities:
Purchases of property and equipment	(210)	(230)	(388)
Purchases of available-for-sale securities	—	(400)	(16,819)
Proceeds from sales of available-for-sale securities	1,384	3,344	16,162
Purchases of software licenses	(385)	(285)	(602)
Proceeds from sale of Netreon	—	—	971
Proceeds from sublease termination	—	—	639

Net cash provided (used) by investing activities	789	2,429	(37)

Cash flows from financing activities:
Proceeds from issuance of common stock	440	338	317
Proceeds from exercise of common stock options	739	39	96
Payments for deferred costs for financing arrangement	—	(45)	—

Net cash provided by financing activities	1,179	332	413

Net increase (decrease) in cash and cash equivalents	8,101	30	(9,286)
Cash and cash equivalents, beginning of period	5,099	5,069	14,355

Cash and cash equivalents, end of period	$13,200	$5,099	$5,069

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$30	$613	$1,325
Interest	$—	$—	$—
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
      Liquidity: Historically, the Company has incurred losses from operations and has reported negative operating cash flows. As of January 31, 2006, the Company had an accumulated deficit of $11.9 million and cash and cash equivalents of $13.2 million. The Company has no material financial commitments other than those under operating lease agreements. The Company believes that its existing cash and short-term investments, and any cash generated from operations will be sufficient to fund its working capital requirements, capital expenditures and other obligations through the next twelve months.
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
      The Company’s recurring product licensing revenues are dependent, in part, on the timing and accuracy of product sales reports received from the Company’s OEM customers. These reports are provided only on a calendar quarter basis and, in any event, are subject to delay and potential revision by the OEM. Therefore, the Company is required to estimate all of the recurring product licensing revenues for the last month of each fiscal quarter and to further estimate all of its quarterly revenues from an OEM when the report from such OEM is not received in a timely manner. In the event the Company is unable to estimate such revenues accurately prior to reporting financial results, the Company may be required to adjust revenues in subsequent periods. Fiscal year 2006 and 2005 revenues subject to such estimates were minimal.
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
      Investments: The Company’s investments at January 31, 2006 consisted of available-for-sale corporate debt. Available-for-sale securities are carried at fair value. Unrealized gains and losses, if material, are reported as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included in results of operations. Realized gains and losses are calculated using the specific identification method and were not material to the Company’s results of operations in any period presented. The Company had no investments as of January 31, 2006.
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

	Year Ended January 31,

	2006	2005	2004

Net income (loss) as reported	$4,314	$(5,805)	$(4,861)
Stock-based compensation, net of tax	(466)	(465)	(1,506)

Proforma net loss	$3,848	$(6,270)	$(6,367)

Net income (loss) per share as reported:
Basic	$0.26	$(0.37)	$(0.31)

Diluted	$0.23	$(0.37)	$(0.31)

Proforma net loss per share:
Basic	$0.24	$(0.39)	$(0.41)

Diluted	$0.21	$(0.39)	$(0.41)

      In determining the fair value, the Company used the Black-Scholes model, assumed no dividend per year, used expected lives ranging from 2 to 10 years, expected volatility of 77.3%, 75.0%, and 71.7% for the years ended January 31, 2006, 2005, and 2004, respectively, and risk free interest rates of 4.10%, 3.47%, and

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2.97% for the years ended January 31, 2006, 2005, and 2004, respectively. The weighted average per share fair value of options granted during the year with exercise prices equal to market price on the date of grant was $2.16, $0.81, and $1.39 per share for the years ended January 31, 2006, 2005, and 2004, respectively.
      Revenue Recognition: The Company recognizes software revenues in accordance with Statement of Position 97-2 “Software Revenue Recognition” as amended by Statement of Position 98-9.
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
      The Company also enters into engineering services contracts with certain of its OEMs to provide a turnkey solution, adapting the Company’s software and supporting electronics to specific OEM requirements. Revenues on such contracts are generally recognized over the course of the engineering work on a percentage-of-completion basis. Progress-to-completion under percentage-of-completion is generally determined based on direct costs, consisting primarily of labor and materials, expended on the arrangement. The Company provides for any anticipated losses on such contracts in the period in which such losses are first determinable. At January 31, 2006 and 2005 the Company had no significant loss contracts. The Company also provides engineering support based on a time-and-material basis. Revenues from this support are recognized as the services are performed.
      Recurring licensing revenues are derived from per unit fees paid by the Company’s customers upon manufacturing and subsequent commercial shipment of products incorporating Peerless technology and certain third party technology, of which the Company is a sub-licensor. These recurring licensing revenues are recognized on a per unit basis as products are shipped commercially. The Company sells a block licenses, that is, specific quantity of licensed units that may be shipped in the future, or the Company may require the customer to pay minimum royalty commitments. Associated payments are typically made in one lump sum or extend over a period of four or more quarters. The Company generally recognizes revenues associated with block licenses and minimum royalty commitments on delivery and acceptance of software, when collection of the resulting receivable is probable, when the fee is fixed and determinable, and when the Company has no future obligations. In cases where block licenses or minimum royalty commitments have extended payment terms and the fees are not fixed and determinable, revenue is recognized as payments become due. Further, when earned royalties exceed minimum royalty commitments, revenues are recognized on a per unit basis as products are shipped commercially.
      For fees on multiple element software arrangements, values are allocated among the elements based on vendor specific objective evidence of fair value (“VSOE”). The Company generally establishes VSOE based upon the price charged when the same elements are sold separately. When VSOE exists for all undelivered elements, but not for the delivered elements, revenue is recognized using the “residual method” as prescribed by Statement of Position 98-9. If VSOE does not exist for the undelivered elements, all revenue for the arrangement is deferred until the earlier of the point at which such VSOE does exist for the undelivered elements or all elements of the arrangement have been delivered.
      For certain of the Company’s multiple element arrangements that do not directly involve licensing, selling, leasing or otherwise marketing of the Company’s software (including its MOU with KyoceraMita), the Company applies the guidance under EITF 00-21 “Revenue Arrangements with Multiple Deliverables”. With respect the Kyocera-Mita MOU, the Company applied the provisions of EITF 00-21 and determined that there were two elements that required separate accounting: a) engineering services for over the three year term of the MOU and b) future maintenance services. The Company determined the fair value of future maintenance services to be $400 based upon stand alone sales of the maintenance agreements and used the

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
residual method to allocate the remaining portion of the $24 million service fee to the engineering services element. The Company had deferred the value of the future maintenance and is recognizing the remainder of the $24 million fee over the three year term of the arrangement.
      The Company derived revenues from the sale of controllers for MFP devices. The Company recognized this revenue in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements” (SAB 104). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Peerless sold its controllers to certain OEM dealers for distribution to end users. Because it was a relatively new product, the Company was unable to establish a history regarding returns of product shipped. Therefore, the Company recognizes revenue only upon sales through to end users based on meeting the revenue recognition criteria under Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists.” The sale of these controllers was discontinued during the quarter ended January 31, 2006.
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
      Comprehensive Income (Loss): In accordance with SFAS No. 130, “Reporting Comprehensive Income,” all components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s other comprehensive income (loss) for fiscal years January 31, 2006, 2005 and 2004 consisted of foreign currency translation gains and is reported in stockholders’ equity.
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

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Recent Accounting Pronouncements: On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
      Adoption of SFAS No. 123(R) is required as of the first interim or annual reporting period that begins after June 15, 2005. The Company will adopt the provisions of SFAS No. 123(R) as required in the first quarter of fiscal year 2007.
      SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
      The Company plans to adopt SFAS No. 123(R) using the modified-prospective method.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which changes the accounting for and the reporting of voluntary changes in accounting principles. SFAS No. 154 requires changes in accounting principles to be applied retrospectively to prior period financial statements, where practicable, unless specific transition provisions permit alternative transition methods. SFAS No. 154 will be effective in fiscal years beginning after December 15, 2005. The Company’s adoption of SFAS No. 154 is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

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

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

3.	Investments:
      Investments available-for-sale at January 31 consisted of the following:

	2006	2005

Available-for-sale securities:
Maturities within one year:
Corporate debt securities	$—	$1,397

      The fair value of available-for-sale securities at January 31, 2005 approximated their carrying value (amortized cost). Unrealized gains or losses on available-for-sale securities were immaterial for all periods presented.

4.	Inventory
      Inventory at January 31 consisted of the following:

	2006	2005

Raw material	$—	$37
Finished goods	—	651

Total inventory	$—	$688

      Inventory is stated at lower of cost or realizable value.

5.	Property and Equipment:
      Property and equipment at January 31 consisted of the following:

	2006	2005

Computers and other equipment	$8,419	$8,251
Furniture	502	494
Leasehold improvements	2,379	2,378

	11,300	11,123
Less, accumulated depreciation and amortization	(10,396)	(9,741)

	$904	$1,382

      Property and equipment depreciation and amortization for the years ended January 31, 2006, 2005, and 2004 was $672, $829, and $1,018, respectively.
      In February 2003, a sublesee terminated a sublease that involved approximately 9,000 square feet of the Company’s California headquarters. As a result of the termination, the Company received $639 in cash and a forfeited deposit, which is included in other income. In addition, the Company received $299 in net fixed

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assets returned to the Company, which was classified as operating expenses, the same classification used in a prior period when a loss was recognized for the disposal of these same assets. The assets were recorded at fair market value. The total gain from the sublease termination was $938.

6.	Other Assets:
      In fiscal year 2004, the Company converted a royalty-bearing perpetual license to a fully paid-up perpetual license to use certain third party color technology to be incorporated into the Company’s high performance color architecture and products. The licensed technology is presently being applied in several of the Company’s research and development projects and will be incorporated into the Company’s new products. The Company determined this license has alternate future uses and capitalized the cost as an intangible asset, included in other assets. The cost of $1,100 for this license was amortized over a two-year period during its use on such projects and products. The acquired prepaid licenses were fully amortized at January 31, 2006. For the years ended January 31, 2006, 2005, and 2004, the Company recorded amortization expense of $321, $550, and $229, respectively.

7.	Deferred Revenues:
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
      Deferred revenues consisted of the following at January 31:

	2006	2005

Product licensing	$25	$25
Engineering services and maintenance	622	767
Other	61	105

	$708	$897

8.	Income Taxes:
      The income tax provision for the years ended January 31 consisted of:

	2006	2005	2004

Current:
Federal	$—	$—	$(980)
State	26	1	1
Foreign	3	150	1,675

	$29	$151	$696

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

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s current income tax provision was benefited by approximately $980 for fiscal year 2004 for the elimination of certain pending income tax matters and related liabilities. At January 31, 2006, the Company has no remaining liabilities related to these matters.
      Temporary differences for the years ended January 31, consisted of:

	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$4,196	$5,130
Accrued liabilities	445	308
Allowance for doubtful accounts	61	48
Property and equipment	659	560
Inventory	65	83
Deferred expenses	190	197
Tax credit carryforwards	7,222	9,353
Other	3	2

Total deferred tax assets	12,841	15,681
Deferred tax liabilities:
State income taxes	(1)	(1)

Subtotal	12,840	15,680
Valuation allowance	(12,840)	(15,680)

Net deferred income tax asset	$—	$—

      The Company provided a valuation allowance on its net deferred tax assets because of the uncertainty with respect to the Company’s ability to generate future taxable income to realize the deferred tax assets.
      The provision for income taxes for the years ended January 31, differed from the amount that would result from applying the federal statutory rate as follows:

	2006	2005	2004

Statutory federal income tax rate	(34.0)%	(34.0)%	(34.0)%
Foreign provision	2.2	2.7	40.2
Other nondeductible expenses	(0.4)	0.3	0.5
State tax	(5.8)	(5.8)	(4.2)
Change in valuation allowance	64.2	50.9	25.5
Other	(26.9)	(11.4)	(11.3)

Provision for income taxes	0.7%	2.7%	16.7%

      As of January 31, 2006, the Company had net operating loss carryforwards available to reduce future federal and state income of approximately $11,361 and $5,710, respectively, which will begin to expire in fiscal years 2023 for federal and 2009 for state. In addition, as of January 31, 2006, the Company had tax credit carryforwards available to reduce future income tax liabilities of approximately $9,011, which will begin to expire in fiscal year 2007. Utilization of the net operating loss and tax carryforwards will be subject to an annual limitation if a change in the Company’s ownership should occur as defined by Section 382 and Section 383 of the Internal Revenue Code.

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Earnings (Loss) Per Share:
      Earnings (loss) per share for the years ended January 31, is calculated as follows:

	2006			2005			2004

			Per			Per			Per
	Net		Share	Net		Share	Net		Share
	Income	Shares	Amount	Loss	Shares	Amount	Loss	Shares	Amount

Basic EPS
Earnings (loss) available to common stock holders	$4,314	16,496	$0.26	$(5,805)	15,891	$(0.37)	$(4,861)	15,575	$(0.31)

Effect of Dilutive Securities
Options	—	1,969	—

Diluted EPS
Earnings (loss) available to common stockholders with assumed conversions	$4,314	18,465	$0.23	$(5,805)	15,891	$(0.37)	$(4,861)	15,575	$(0.31)

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
      The following represents option activity for the years ended January 31 under the 1992 Stock Option Plan:

	2006		2005		2004

		Weighted		Weighted		Weighted
		Average		Average		Average
		Per Share		Per Share		Per Share
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Options outstanding at beginning of year	18	$1.59	21	$1.56	22	$1.51
Options granted	—		—		—
Options exercised	5	$1.45	—		(1)	$0.53
Options forfeited	—		(3)	$1.43	—

Options outstanding at year-end	13	$1.65	18	$1.59	21	$1.56

Options exercisable at year-end	13	$1.65	18	$1.59	21	$1.56

Options available for future grant	—

Weighted average remaining contractual life in years	0.2

Range of per share exercise prices for options outstanding at year-end	$1.65

      1996 Incentive Plan: In May 1996, the Board of Directors adopted the Company’s 1996 Stock Option Plan. The Company’s 1996 Equity Incentive Plan (the “1996 Incentive Plan”) was adopted by the Board of Directors in July 1996 as an amendment and restatement of the Company’s 1996 Plan. At that time, the

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Board of Directors had authorized and reserved an aggregate of 1,267 shares of common stock for issuance under the 1996 Incentive Plan. Additional shares of common stock were authorized and reserved for issuance under the 1996 Incentive Plan in June 1998, June 1999, June 2001, and June 2003 in the amounts of 1,200, 750, 750, and 700 shares, respectively.
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
      2005 Incentive Stock Option Plan: In June 2005 shareholders approved the Company’s 2005 Equity Incentive Plan. In July 2006 the 2005 Incentive Plan. The Board authorized and reserved 500 shares together with the 289 shares remaining under the 1996 Incentive Plan which was terminated as authorized by the shareholders. As of January 31, 2006 40 stock options have been granted under the 2005 Incentive Plan and a total of 789 shares remain available for grant.
      The 2005 Incentive Plan provides for the grant of incentive stock options to employees and nonstatutory stock options, restricted stock purchase awards and stock bonuses to employees, directors and consultants. The terms of stock options granted under the Incentive Plan generally may not exceed 10 years. The exercise price of options granted under the Incentive Plan is determined by the Board of Directors, provided that the exercise price for an incentive stock option cannot be less than 100% of the fair market value of the common stock on the date of the option grant and the exercise price for a nonstatutory stock option cannot be less than 85% of the fair market value of the common stock on the date of the option grant. Options granted under the Incentive Plan vest at the rate specified in each optionee’s option agreement.
      The following represents option activity under the 1996 Incentive Plan and 2005 Incentive Plan for the years ended January 31:

	2006		2005		2004

		Weighted		Weighted		Weighted
		Average		Average		Average
		Per Share		Per Share		Per Share
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Options outstanding at beginning of year	3,755	$2.32	3,081	$2.71	3,121	$2.82
Options granted	145	$3.52	963	$1.33	266	$2.34
Options exercised	(503)	$1.46	(55)	$0.73	(121)	$0.78
Options forfeited	(100)	$2.85	(234)	$3.86	(185)	$1.65

Options outstanding at year-end	3,297	$2.47	3,755	$2.30	3,081	$2.70

Options exercisable at year-end	2,301	$2.84	2,176	$2.99	1,849	$3.60

Options available for future grant	789

Weighted average remaining contractual life in years	6.2

Range of per share exercise prices for options outstanding at year-end	$0.39 - $22.38

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For various price ranges, weighted average characteristics of outstanding stock options under the Incentive Plan at January 31, 2006 were as follows:

	Outstanding Options			Exercisable Options

		Weighted	Weighted		Weighted
		Average	Average		Average
	Shares	Remaining	Per Share	Shares	Per Share
	Under	Life	Exercise	Under	Exercise
	Option	(Years)	Price	Option	Price

$0.00 to $1.00	493	5.2	$0.72	492	$0.72
$1.00 to $1.25	343	6.3	$1.18	288	$1.17
$1.25 to $1.50	1,248	7.9	$1.33	495	$1.34
$1.50 to $2.00	371	4.8	$1.65	358	$1.65
$2.00 to $2.25	104	7.1	$2.10	50	$2.10
$2.25 to $5.00	468	5.7	$3.66	347	$3.73
$5.00 to $22.38	270	2.7	$11.81	270	$11.81

Total	3,297			2,301

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
      Employee Stock Purchase Plan: In July 1996, the Company’s Board of Directors approved the Employee Stock Purchase Plan (the “Purchase Plan”) covering an aggregate of 300 shares of the Company’s common stock. An additional 500 shares were approved by the stockholders in June 2000, with an additional 1,000 shares approved in June 2002. Under the Purchase Plan, the Board of Directors authorized participation by eligible employees, including officers, in periodic offerings following the adoption of the Purchase Plan. Plan offering periods have been six months since the inception of the plan. Employees were eligible to participate if they were employed by the Company or an affiliate of the Company designated by the Board of Directors and met eligibility standards established by the Board of Directors. Employees who participated in an offering can have up to 15% of their earnings withheld pursuant to the Purchase Plan and applied, on specified dates determined by the Board of Directors, to the purchase of shares of common stock. The price of common stock purchased under the Purchase Plan was equal to 85% of the lower of the fair market value of the common stock on the commencement date or the purchase date of each offering period. Employees may end their participation in the offering at any time during the offering period, and participation ended automatically on termination of employment with the Company and its affiliates. In November 2005 the Board elected to terminate the Purchase Plan.
      Under the Purchase Plan, during the years ended January 31, 2006, 2005 and 2004, employees purchased 335, 251 and 294 shares of common stock at weighted average per share prices of $1.32, $1.35 and $1.09, respectively.
      Warrants: On October 27, 2004, the Company issued to Silicon Valley Bank (SVB) warrants to purchase 31 shares of the Company’s common stock at a warrant price of $1.31 per share. The warrants were issued in connection with the establishment of a credit facility with SVB for borrowings to be made against the

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company’s receivables (See Note 18). The fair value of the warrants was $24 and was determined using the Black-Scholes method. In January 2006 SVB exercised the warrants for purchase of common stock.

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
      The Company maintains an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code (the “Code”) for all of the Peerless full-time employees. The plan allows employees to make specified percentage pretax contributions up to the maximum dollar limitation prescribed by the Code. The Company has the option to contribute to the plan up to a maximum of $2,000 per employee per year. Company contributions to the plan during the years ended January 31, 2006, 2005, and 2004 were $178, $163, and $176, respectively.

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
      The Company’s long-lived assets are located principally in the United States. The Company’s revenues for the years ended January 31, which are transacted in U.S. dollars, are derived based on sales to customers in the following geographic regions:

	Years Ended January 31,

	2006	2005	2004

United States	$3,550	$3,384	$3,255
Japan	31,596	19,673	21,912
Australia	751	—	—
Other	260	21	87

	$36,157	$23,078	$25,254

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Other Income:
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
      Operating Leases: The Company leases its offices and certain operating equipment under operating leases that expire in fiscal year 2011. The principal operating leases covering the Company’s office space contain certain predetermined rent increases calculated at the inception of the lease based on the lessor’s estimate of expected increases in the fair market value of the leased space. These leases provide for renewal options of one to five years, at then fair rental value. Future minimum rental payments under long-term operating leases for the years ending January 31 are as follows:

Operating
Leases

2007	$1,430
2008	1,307
2009	136
2010	142
2011	48

$3,063

      Total rental expense, net of sublease income, was $1,189, $1,369, and $1,372 for the years ended January 31, 2006, 2005, and 2004, respectively.
      The Company has outstanding purchase orders of approximately $58 for materials and services at the end of fiscal year 2006.

16.	Risks and Uncertainties:
      Concentration of Credit Risk: The Company had cash and certificates of deposit on deposit at banks at certain times throughout the year that was in excess of federally insured limits.
      The Company’s credit risk in accounts receivable, which are generally not collateralized, is concentrated with customers which are OEMs of laser printers and printer peripheral technologies. The financial loss, should a customer be unable to meet its obligation to the Company, would be equal to the recorded accounts receivable. At January 31, 2006, four customers collectively represented 80% of total trade accounts receivable and at January 31, 2005, three customers collectively represented 69%. For the years ended January 31 the

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
following customers, not necessarily the same from year to year, represented greater than ten percent of total revenues:

	2006

			2005

					2004

Customer A	$11,070	31%	$6,567	28%	$7,688	30%
Customer B	7,037	19%	2,984	13%	4,666	19%
Customer C	3,651	10%	2,653	12%	2,946	12%
Customer D	—		2,400	10%	—

	$21,758	60%	$14,604	63%	$15,300	61%

      A significant portion of the Company’s revenue is generated from the sale of block licenses. Block license revenue represented 44%, 56%, and 63% of total revenue for the fiscal years 2006, 2005, and 2004.
      Litigation: The Company is involved from time to time in various claims and legal actions incident to its operations, either as plaintiff or defendant. In the opinion of management, after consulting with legal counsel, no claims are currently expected to have a material adverse effect on the Company’s financial position, operating results, or cash flows.

17.	Related Party Transactions:
      In fiscal years 2006, 2005 and 2004, the Company engaged a marketing consulting firm controlled by a consultant who later became an officer of the Company in sales and marketing. Sales and marketing expenses for the years ended January 31, 2006, 2005 and 2004 included $5, $115 and $220, respectively, for the services performed by this related entity. No significant balances were owed to the entity at January 31, 2006, 2005, or 2004.

18.	Credit Facility:
      On October 27, 2004, the Company entered into a credit facility with Silicon Valley Bank. The Company elected not to pursue the renewal of the facility when it expired October 27, 2005. The facility allowed the Company to borrow up to a maximum of $4.0 million against qualified accounts receivable. Any borrowings against this facility would have been made at prime plus 2.75% and are repaid with the collection of the individual receivable financed. The Company was required to maintain a quarterly tangible net worth. The cost of the facility, including the fair value of warrants issued (see Note 10), was $69, which was capitalized and amortized over the term of the agreement, which is one year.

19.	Subsequent Events: (Unaudited)
      On March 27, 2006, the Company entered into a Development Agreement with PMC-Sierra Corporation whereby Peerless will assist PMC-Sierra in developing a System On a Chip Application Specific Intergrated Circuit. PMC-Sierra will pay Peerless for the Engineering Services provided by Peerless. Licenses for Peerless’ intellectual property to be used or distributed in connection with the device will be separately negotiated.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Allowances for uncollectible accounts receivable:	of Period	Expenses	Deductions(a)	Period

	(In thousands)
Year Ended January 31, 2004
Reserves deducted from assets to which they apply:
Allowances for uncollectible accounts receivable	$202	$(61)	$—	$141
Year Ended January 31, 2005
Reserves deducted from assets to which they apply:
Allowances for uncollectible accounts receivable	$141	$15	$(31)	$125
Year Ended January 31, 2006
Reserves deducted from assets to which they apply:
Allowances for uncollectible accounts receivable	$125	$62	$(19)	$168

(a)	Accounts written off, net of recoveries.

S-1

EXHIBIT INDEX

Exhibit
Number

3	.1(1)	Certificate of Incorporation of the Company.
3	.2(9)	Amended and Restated Bylaws of the Company.

4.1		Instruments defining the rights of security holders. Reference is made to Exhibits 3.1 and 3.2.

4	.2(4)	Rights Agreement, dated October 7, 1998, between the Company and Wells Fargo Shareowner Services, a division of Wells Fargo Bank Minnesota, N.A., formerly known as Norwest Shareowner Services, as Rights Agent.
10	.1(10)(2)	1996 Equity Incentive Plan, as amended and form of stock option agreements thereunder.
10	.2(11)(2)	1996 Employee Stock Purchase Plan, as amended.
10	.3(1)(3)	Reference Post Appendix No. 2 to the Adobe Third Party License dated February 11, 1993.
10	.4(1)	Amendment No. 1 to the Adobe Third Party License dated November 29, 1993.
10	.5(1)(3)	PCL Development and License Agreement (the ‘PCL License ”) dated June 14, 1993, between the Registrant and Adobe.
10	.6(1)(3)	Amendment No. 1 to the PCL License dated October 31, 1993.
10	.7(1)(3)	Letter Modification to the PCL License dated August 5, 1994.
10	.8(1)(3)	Addendum No. 1 to the PCL License dated March 31, 1995.
10	.9(1)(3)	Letter Modification to the PCL License dated August 30, 1995.
10	.10(1)	Lease Agreement between the Company and Continental Development Corporation dated February 6, 1992, and Addendum, dated February 6, 1992.
10	.11(1)	First Amendment to Office Lease dated December 1, 1995, between the Company and Continental Development Corporation.
10	.12(5)	Second Amendment to Office Lease dated April 8, 1997, between the Company and Continental Development Corporation.
10	.13(5)	Third Amendment to Office Lease dated December 16, 1997, between the Company and Continental Development Corporation.
10	.14(6)	Fourth Amendment to Office Lease dated April 22, 1998, between the Company and Continental Development Corporation.
10	.15(7)	Agreement and Plan of reorganization and Merger by and among Peerless Systems Corporation, Auco Merger and Auco, Inc. dated as of April 6, 1999.
10	.16(8)	Marubun Supplier/Distribution Agreement dated December 14, 1999.
10	.17(8)	Lease PSN McKelvy Family Trust (386 Main Street) Standard Industrial/Commercial Single-Tenant dated March 14, 1997.
10	.18(8)	Lease PSIP Kent Centennial Limited Partnership dated January 31, 1996.
10	.19(2)(12)	Form of Indemnification Agreement, effective as of March 12, 2001.
10	.20(13)	Settlement Agreement and Mutual Release dated April 11, 2001 between Peerless Systems Corporation and Gordon L. Hanson.
10	.21(9)	Settlement Agreement and Mutual Release, effective as of April 27, 2001, by and among the State of Wisconsin Investment Board, Peerless Systems Corporation and Edward A. Gavaldon.
10	.22(14)	Series A Preferred Stock Purchase Agreement dated January 29, 2002 by and among Netreon, Inc., a Delaware corporation, Netreon, Inc., a California corporation and each of the several purchasers named therein.
10	.23(14)	Series A Preferred Stock Contribution Agreement dated January 29, 2002 by and between Netreon, Inc., a Delaware corporation and Peerless Systems Corporation.
10	.24(3)(15)	Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and the Company effective as of July 23, 1999.
10	.25(3)(15)	Custom Sales Agreement between the Company and International Business Machines effective as of April 23, 2001.

Exhibit
Number

10	.26(3)(15)	Master Technology License Agreement dated January 16, 2000 between Konica Corporation and Peerless Systems Corporation.
10	.27(3)(15)	License Software Addendum #1 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 16, 2000.
10	.28(3)(15)	License Software Addendum #2 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 19, 2000.
10	.29(3)(15)	License Software Addendum #3 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of July 21, 2000.
10	.30(3)(15)	License Software Addendum #4 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of March 1, 2001.
10	.31(3)(15)	License Software Addendum #5 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of July 1, 2001.
10	.32(3)(15)	License Software Addendum #7 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 1, 2002.
10	.33(3)(15)	License Software Addendum #8 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 1, 2002.
10	.34(3)(15)	License Software Addendum #9 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 1, 2002.
10	.35(15)	Master Technology License Agreement dated April 1, 1997 between Kyocera Corporation and Peerless Systems Corporation.
10	.36(3)(15)	Licensed Software Addendum #1 to Master Technology License Agreement by and between Kyocera Corporation and the Company effective as of December 28, 1999.
10	.37(3)(15)	Amendment #3 to Licensed Software Addendum #1 to Master Technology License Agreement by and between Kyocera Corporation and the Company effective as of September 28, 2001.
10	.38(3)(15)	Licensed Software Addendum #3 to Master Technology License Agreement by and between Kyocera Mita Corporation and the Company effective as of May 1, 2002.
10	.39(3)(15)	Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc.
10	.40(3)(15)	Licensed System Addendum No. 1 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc.
10	.41(3)(15)	Licensed System Addendum No. 2 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc.
10	.42(3)(15)	Licensed System Addendum No. 3 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc. effective as of August 25, 2000.
10	.43(3)(15)	Attachment #1 to Licensed System Addendum #3 by and between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated March 1, 2001.
10	.44(3)(15)	Attachment #2 to Licensed System Addendum #3 by and between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated July 1, 2001.
10	.45(3)(15)	Licensed System Addendum No. 4 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc. effective as of February 1, 2002.
10	.46(15)	Master Technology License Agreement dated April 1, 2000 between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc.
10	.47(3)(15)	Licensed System Addendum #1 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. dated April 1, 2000.
10	.48(3)(15)	Licensed System Addendum #2 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc.
10	.49(3)(15)	Licensed System Addendum #3 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc.

Exhibit
Number

10	.50(3)(15)	Attachment #1 to Licensed System Addendum #3 by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. dated May 1, 2001.
10	.51(3)(15)	Attachment #2 to Licensed System Addendum #3 by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. dated July 23, 2001.
10	.52(3)(15)	Licensed System Addendum #4 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. effective as of October 19, 2001.
10	.53(3)(15)	Licensed System Addendum #5 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. effective as of December 1, 2001.
10	.54(3)(15)	Licensed System Addendum #6 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. effective as of April 30, 2002.
10	.55(3)(15)	Nest Office SDK Development and Reseller Agreement Statement of Work 8 to BDA No. N-A-1 between and Novell, Inc. and Peerless Systems Networking effective as of August 17, 1999.
10	.56(3)(15)	Amendment No. 1 to Nest Office SDK Development and Reseller Agreement Statement of Work 8 to BDA No. N-A-1 between and Novell, Inc. and Peerless Systems Networking effective as of August 17, 1999.
10	.57(15)	Business Development Agreement by and between Novell and Auco, Inc effective as of September 6, 1996.
10	.58(16)	Amendment No. 4 to Licensed System Addendum No. 4 dated February 1, 2002 by and between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated September 1, 2002. (15)
10	.59(16)	Amendment No. 3 to Postscript Software Development Agreement by and between Adobe Systems Incorporated and the Company dated October 25, 2002.
10	.60(3)(17)	Amendment No. 1 to Licensed System Agreement No. 7 dated November 1, 2001 by and between Konica Corporation and Peerless Systems Corporation dated January 1, 2003.
10	.61(3)(17)	Licensed System Agreement Addendum No. 10 to Master Technology License Agreement dated January 16, 2000 by and between Konica Corporation and Peerless Systems Corporation dated January 17, 2003.
10	.62(3)(17)	Licensed System Addendum #8 to Master Technology License Agreement dated April 1, 2000 by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. effective as of January 6, 2003.
10	.63(3)(18)	Amendment No. 4 to the Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of July 31, 2003.
10	.64(3)(18)	Amendment No. 10 to the Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of July 31, 2003.
10	.65(3)(19)	Amendment No. 5 to Licensed System Addendum No. 4 between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated February 1, 2002.
10	.66(3)(19)	Amendment No. 8 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of September 30, 2003.
10	.67(3)(19)	Amendment No. 9 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of September 15, 2003.
10	.68(3)(19)	Amendment No. 12 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of September 22, 2003.

Exhibit
Number

10	.69(20)	Licensed Software Addendum No. 14 to Master Technology License Agreements dated January 16, 2000 and June 12, 1997 by and between KonicaMinolta Business Technologies, Inc. and Peerless Systems Corporation, effective as of October 31, 2003
10	.70(20)	Amendment #2 to the LSA #9 by and between KonicaMinolta Business Technologies, Inc. and Peerless Systems Corporation, effective as of November 1, 2003
10	.71(20)	Amendment No. 5 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of December 16, 2003.
10	.72(20)	Amendment No. 6 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of July 31, 2002.
10	.73(20)	Amendment No. 7 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of May 22, 2003.
10	.74(20)	Amendment No. 11 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of February 9, 2004.
10	.75(20)	Amendment No. 14 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of December 16, 2003.
10	.76(20)	Amendment No. 15 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 6, 2004.
10	.77(2)(20)	Change in Control Agreement of Chief Executive Officer.
10	.78(2)(20)	Form of Change in Control Agreement of certain members of senior management.
10	.79(2)(20)	Form of Transaction Incentive Plan of certain members of senior management.
10	.80(21)	Amendment No. 16 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 6, 2004.
10	.81(21)	Licensed Software Addendum #5 to Master Technology License Agreement dated April 1, 1997, entered into as of February 17, 2004.
10	.82(21)	Amendment No. 19 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of April 1, 2004.
10	.83(22)	Amendment to Lease between BIT Holdings Forty-Eight, Inc. and Peerless Systems Imaging Products, Inc. as of October 1, 2004.
10	.84(22)	Amendment No. 17 to the Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, Effective as of 15 October, 2004.
10	.85(22)	Silicon Valley Bank Loan and Security Agreement between Silicon Valley Bank and Peerless Systems Corporation dated October 27, 2004.
10	.86(23)	Memorandum of Understanding by and between Kyocera Mita Corporation and Peerless Systems Corporation, effective as of February 1, 2005.
10	.87(23)	Amendment No. 21 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 1, 2005.
10	.91(23)	Amendment No. 18 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 1, 2005.
10	.92(23)	Peerless Systems Corporation 2005 Incentive Award Plan

Exhibit
Number

10	.93(23)	Amendment No. 23 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 1, 2005.
10	.94(23)	Peerless Systems Corporation Amended and Restated Transaction Incentive Plan.
10	.95(24)	Amendment No. 22 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of October 14, 2005.
10	.96(24)	Amendment No. 24 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of October 14, 2005.
10	.97(24)	Amendment No. 26 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of October 13, 2005.
10	.98(24)	Amendment No. 27 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of November 1, 2005.
10	.99(25)	Development Agreement between PMC-Sierra Corporation and Peerless Systems Corporation, dated March 27, 2006.
21		Registrant’s Wholly-Owned Subsidiaries.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney. Reference is made to the signature page to this Annual Report on Form 10-K.
31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed in the Company’s Registration Statement on Form S-1 (File No. 333-09357), as amended and incorporated herein by reference.

(2)	Management contract or compensatory plan or arrangement.

(3)	Subject to a Confidential Treatment Order.

(4)	Previously filed in the Company’s Current Report on Form 8-K, filed October 13, 1999, and incorporated herein by reference.

(5)	Previously filed in the Company’s 1998 Annual Report filed on Form 10-K, filed April 24, 1998, and incorporated herein by reference.

(6)	Previously filed in the Company’s 1999 Annual Report filed on Form 10-K, filed April 26, 1999, and incorporated herein by reference.

(7)	Previously filed in the Company’s Registration Statement on Form S-4 (File No. 333-77049) as amended and incorporated herein by reference.

(8)	Previously filed in the Company’s 2000 Annual Report filed on Form 10-K, filed April 28, 2000, and incorporated herein by reference.

(9)	Previously filed in the Company’s Current Report on Form 8-K, filed July 2, 2001, and incorporated herein by reference.

(10)	Previously filed in the Company’s Registration Statement on Form S-8 (File No. 333-73562), filed November 16, 2001, and incorporated herein by reference.

(11)	Previously filed in the Company’s Registration Statement on Form S-8 (File No. 333-57362), filed March 21, 2001, and incorporated herein by reference.

(12)	Previously filed in the Company’s Amendment No. 4 to its Registration Statement on Form S-3 (File No. 333-60284), filed July 27, 2001, and incorporated herein by reference.

(13)	Previously filed in the Company’s 2001 Annual Report filed on Form 10-K, filed May 1, 2001, and incorporated herein by reference.

(14)	Previously filed in the Company’s 2002 Annual Report on Form 10-K, filed May 1, 2002, and incorporated herein by reference.

(15)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2002, filed September 16, 2002, and incorporated herein by reference.

(16)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2002, filed December 16, 2002, and incorporated herein by reference.

(17)	Previously filed in the Company’s 2003 Annual Report on Form 10-K filed May 1, 2003, and incorporated herein by reference.

(18)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2003, filed September 15, 2003, and incorporated herein by reference.

(19)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2003, filed December 15, 2003, and incorporated herein by reference.

(20)	Previously filed in the Company’s 2004 Annual Report on Form 10-K filed April 30, 2004, and incorporated herein by reference.

(21)	Previously filed in the Company’s Quarterly Report for the period ended April 30, 2004, filed June 14, 2004, and incorporated herein by reference.

(22)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2004, filed December 15, 2004, and incorporated herein by reference.

(23)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2005, filed December 15, 2004, and incorporated herein by reference.

(24)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2005, filed December 15, 2004, and incorporated herein by reference.

(25)	Confidential treatment has been requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission.