Form 10-Q
period 2006-04-30
PEERLESS SYSTEMS CORP
filed 2006-06-14
CIK 897893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

or

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
      Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The number of shares of Common Stock outstanding as of June 7, 2006 was 17,128,207.

PEERLESS SYSTEMS CORPORATION
TRADEMARKS
      Peerless®, Memory Reduction Technology® (MRT), PeerlessPowered®, PeerlessPrint®, AccelePrint®, SyntheSys®, QuickPrint®, PerfecTone® and VersaPage® are registered trademarks of Peerless Systems Corporation. MagicPrinttm, PeerlessPagetm, ImageWorkstm, PeerlessDrivertm, PeerlessColortm, PeerlessNettm, PeerlessSPStm, PeerlessTrappingtm, PeerlessXPStm, and WebWorkstm are trademarks of Peerless Systems Corporation. Peerless Systems, P logo, and Peerless logo are trademarks and service marks of Peerless Systems Corporation registered in Japan. Peerless is a trademark of Peerless Systems Corporation that is registered in Australia, China, France, Hong Kong, Spain, Taiwan, and the United Kingdom, and is the subject of applications for registration pending in the European Union, Italy, and Korea. PeerlessPrint is a trademark of Peerless Systems Corporation that is the subject of an application for registration pending in Japan. PeerlessPrint (in Katakana) is a trademark of Peerless Systems Corporation that is the subject of an application for registration pending in Japan.
      Statements made by us in this report and in other reports and statements released by us that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21 of the Securities Exchange Act of 1934. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management based on our current estimates, expectations, forecasts and projections and include comments that express our current opinions about trends and factors that may impact future operating results. Disclosures that use words such as we “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect,” “project” or the negative of these, as well as similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Risk Factors” in Part II, Item 1A. below. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below. Except as required under the federal securities laws and the rules and regulations of the U.S. Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise.

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements.
PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 30,	January 31,
	2006	2006

ASSETS
Current assets:
Cash and cash equivalents	$14,071	$13,220
Trade accounts receivable, net	1,264	2,128
Unbilled receivables	3,729	3,032
Prepaid expenses and other current assets	817	559

Total current assets	19,881	18,939
Property and equipment, net	852	904
Other assets	172	191

Total assets	$20,905	$20,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$481	$479
Accrued wages	577	693
Accrued compensated absences	972	872
Accrued product licensing costs	3,206	4,325
Other current liabilities	705	743
Deferred revenue	382	708

Total current liabilities	6,323	7,820
Other liabilities	216	275

Total liabilities	6,539	8,095

Stockholders’ equity:
Common stock	17	17
Additional paid-in capital	51,321	50,939
Accumulated deficit	(36,882)	(38,925)
Accumulated other comprehensive income	23	21
Treasury stock	(113)	(113)

Total stockholders’ equity	14,366	11,939

Total liabilities and stockholders’ equity	$20,905	$20,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three Months Ended
	April 30,

	2006	2005

Revenues:
Product licensing	$5,514	$2,922
Engineering services and maintenance	2,950	3,170
Hardware sales	340	1,123

Total revenues	8,804	7,215

Cost of revenues:
Product licensing	500	721
Engineering services and maintenance	1,957	1,970
Hardware sales	157	608

Total cost of revenues	2,614	3,299

Gross margin	6,190	3,916

Operating expenses:
Research and development	2,059	1,262
Sales and marketing	794	940
General and administrative	1,391	1,277

Total operating expenses	4,244	3,479

Income from operations	1,946	437
Other income (expense)	112	(21)

Income before income taxes	2,058	416
Provision for income taxes	15	2

Net income	$2,043	$414

Basic earnings per share	$0.12	$0.03

Diluted earnings per share	$0.11	$0.02

Weighted average common shares outstanding — basic	16,970	16,215

Weighted average common shares outstanding — diluted	19,326	17,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	April 30,

	2006	2005

Cash flows from operating activities:
Net income	$2,043	$414
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	246	376
Share-based compensation	79	—
Other	3	24
Changes in operating assets and liabilities:
Trade accounts receivables	864	(2,129)
Unbilled receivables	(697)	851
Inventory	—	26
Prepaid expenses and other assets	(258)	150
Accounts payable	2	(398)
Accrued product licensing costs	(1,119)	(214)
Deferred revenue	(326)	636
Other liabilities	(113)	326

Net cash provided by operating activities	724	62

Cash flows from investing activities:
Purchases of property and equipment	(104)	(89)
Purchases of software licenses	(72)	(147)

Net cash used by investing activities	(176)	(236)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	163
Proceeds from exercise of common stock options	303	274

Net cash provided by financing activities	303	437

Net increase in cash and cash equivalents	851	263
Cash and cash equivalents, beginning of period	13,220	5,099

Cash and cash equivalents, end of period	$14,071	$5,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation:
      The accompanying unaudited condensed consolidated financial statements of Peerless Systems Corporation (the “Company” or “Peerless”) have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on May 1, 2006. The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.

2.	Significant Accounting Policies:
      Liquidity: Historically, the Company has incurred losses from operations and has reported negative operating cash flows. As of April 30, 2006, the Company had an accumulated deficit of $36.9 million and cash and cash equivalents of $14.1 million. The Company has no material financial commitments other than those under operating lease agreements. The Company believes that its existing cash and short-term investments, and any cash generated from operations will be sufficient to fund its working capital requirements, capital expenditures and other obligations through the next twelve months.
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
      The Company also enters into engineering services contracts with certain of its OEMs to provide a turnkey solution, adapting the Company’s software and supporting electronics to specific OEM requirements. Revenues on such contracts are generally recognized over the course of the engineering work on a percentage-of-completion basis. Progress-to-completion under percentage-of-completion is generally determined based on direct costs, consisting primarily of labor and materials, expended on the arrangement. The Company provides for any anticipated losses on such contracts in the period in which such losses are first

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
determinable. At April 30, 2006 and 2005 the Company had no significant loss contracts. The Company also provides engineering support based on a time-and-material basis. Revenues from this support are recognized as the services are performed.
      Recurring licensing revenues are derived from per unit fees paid by the Company’s customers upon manufacturing and subsequent commercial shipment of products incorporating Peerless technology and certain third party technology, of which the Company is a sub-licensor. These recurring licensing revenues are recognized on a per unit basis as products are shipped commercially. The Company sells block licenses, that is, specific quantities of licensed units that may be shipped in the future, or the Company may require the customer to pay minimum royalty commitments. Associated payments are typically made in one lump sum or extend over a period of four or more quarters. The Company generally recognizes revenues associated with block licenses and minimum royalty commitments on delivery and acceptance of software, when collection of the resulting receivable is probable, when the fee is fixed and determinable, and when the Company has no future obligations. In cases where block licenses or minimum royalty commitments have extended payment terms and the fees are not fixed and determinable, revenue is recognized as payments become due. Further, when earned royalties exceed minimum royalty commitments, revenues are recognized on a per unit basis as products are shipped commercially.
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
      For certain of the Company’s multiple element arrangements that do not directly involve licensing, selling, leasing or otherwise marketing of the Company’s software (including its MOU with Kyocera-Mita), the Company applies the guidance under EITF 00-21 “Revenue Arrangements with Multiple Deliverables.” With respect the Kyocera-Mita MOU, the Company applied the provisions of EITF 00-21 and determined that there were two elements that required separate accounting: a) engineering services over the three year term of the MOU and b) future maintenance services. The Company determined the fair value of future maintenance services to be $400 thousand based upon stand alone sales of the maintenance agreements and used the residual method to allocate the remaining portion of the $24 million service fee to the engineering services element. The Company has deferred the value of the future maintenance and is recognizing the remainder of the $24 million fee over the three year term of the arrangement.
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

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company’s recurring product licensing revenues are dependent, in part, on the timing and accuracy of product sales reports received from the Company’s OEM customers. These reports are provided only on a calendar quarter basis and, in any event, are subject to delay and potential revision by the OEM. Therefore, the Company is required to estimate all of the recurring product licensing revenues for the last month of each fiscal quarter and to further estimate all of its quarterly revenues from an OEM when the report from such OEM is not received in a timely manner. In the event the Company is unable to estimate such revenues accurately prior to reporting financial results, the Company may be required to adjust revenues in subsequent periods. Revenues subject to such estimates were minimal for the three month periods ended April 30, 2006 and 2005.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3.     Earnings Per Share:
      Earnings per share for the three months ended April 30, is calculated as follows (in thousands, except for per share amounts):

	2006			2005

			Per			Per
	Net		Share	Net		Share
	Income	Shares	Amount	Loss	Shares	Amount

Basic EPS
Earnings (loss) available to common stock holders	$2,043	16,970	$0.12	$414	16,215	$0.03

Effect of Dilutive Securities
Options	—	2,356		—	1,079

Diluted EPS
Earnings available to common stockholders with assumed conversions	$2,043	19,326	$0.11	$414	17,294	$0.02

4.	Stock-Based Compensation Plans
      The Company has several long-term incentive plans which provide for the grant of incentive stock options to employees and nonstatutory stock options, restricted stock purchase awards and stock bonuses to employees, directors and consultants. The terms of stock options granted under these plans generally may not exceed 10 years. Options granted under the incentive plans vest at the rate specified in each optionee’s option agreement, generally over three or four years. An aggregate of 6.2 million shares of common stock have been authorized for issuance under the various option plans.
      Prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” in fiscal 2007, the Company accounted for its stock option plans in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” included in the pro forma disclosures for stock compensation under the provisions of SFAS 123, “Accounting for Stock Based Compensation”. Under APB Opinion No. 25, no compensation expense is recognized if the exercise price of the Company’s employee stock options equaled the market price of the underlying stock at the date of the grant.
      The following disclosures are based on stock options granted to Peerless Systems’ employees and directors. In the first quarter of 2007, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective method. Under that transition method, compensation expense recognized subsequent to adoption includes: a) compensation cost for all share-based payment granted prior to, but not yet vested as of adoption, based on values estimated in accordance with the original provisions of SFAS No. 123, and b) compensation cost of all share-based payments granted subsequent to adoption, based on the grant-date fair values estimated in accordance with the provisions of SFAS No. 123(R). Consistent with the modified-prospective method, our results of operations for prior periods have not been restated.
      Upon adoption of SFAS 123R, the Company changed its method of attributing the value of stock-based compensation expense from the multiple-option (i.e., accelerated) approach to the single-option (i.e., straight-line) method. Compensation expense for share-based awards granted through January 31, 2006 will continue to be subject to the accelerated multiple-option method, while compensation expense for share-based

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
awards granted on or after January 31, 2006 will be recognized using a straight-line, or single-option method. The Company recognizes these compensation costs over the service period of the award, which is generally the option vesting term of four years.
      For the first quarter of 2007, the Company recorded a total of $79 thousand ($8 thousand in cost of revenues, $37 thousand in research and development, $12 thousand in sales and marketing, and $22 in general and administrative) in stock option expense related to stock options awarded after the adoption of SFAS No. 123(R) and for stock options which were not vested by the date of adoption of SFAS No. 123(R). The impact of the adoption of SFAS No. 123(R) on basic and diluted net income per share was not material. In 2007, the Company expects approximately $600 thousand in stock option compensation expense based on the fair value of stock options granted after the adoption of SFAS No. 123(R) and stock options which were not vested by the date of adoption of SFAS No. 123(R), as well as, current assumptions regarding the estimated fair value of expected stock option grants during the remainder of the year. However, our assessment of the estimated compensation expense is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. No compensation expense related to employee stock options was recorded in fiscal 2006 or in prior years. As of April 30, 2006, there was $311 thousand of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately four years. During the first quarter ended April 30, 2006, the total intrinsic value of stock options exercised was $1,488 thousand. Cash received from stock option exercises in the first quarter of 2007 was $303 thousand. The excess tax benefit was negligible for the quarter ended April 30, 2006. The Company issues shares of common stock reserved for such plans upon the exercise of stock options. No modifications to outstanding stock options were made prior to the adoption of SFAS No. 123(R).
      The Company granted no stock options in the first quarter and the total stock option expense for the three months ended April 30, 2006 related to stock options granted in prior years which were not vested at the date of the adoption of SFAS No. 123(R). The valuation methodologies and assumptions in estimating the fair value of stock options that may be granted in fiscal 2007 will be similar to those used in estimating the fair value of stock options granted in fiscal 2006. The Company uses historical volatility of Peerless’ stock price as a basis to determine the expected volatility assumption to value stock options. The Company used its actual stock trading history over a period that approximates the expected term of its options. The expected dividend yield is based on Peerless’ practice of not paying dividends. The risk-free rate of return is based on the yield of U.S. Treasury Strips with terms equal to the expected life of the option as of the grant date. The expected life in years is based on historical actual stock option exercise experience. The Company had historically estimated forfeitures at the time of grant and the adoption of FAS No. 123(R) had no material impact on forfeitures.
      Stock option transactions for Peerless’ employee stock option plans for the quarter ended April 30, 2006 are summarized as follows (in thousands, except for exercise price amounts):

		Weighted	Weighted Average
		Average Exercise	Remaining Contractual	Aggregate
	Shares	Price	Term (Years)	Intrinsic Value

Beginning balance	3,310	$2.16
Granted	—	—
Exercised	(233)	$1.61
Canceled or expired	(18)	$7.44

Ending Balance	3,059	$2.52	6.05	$10,284

Stock options exercisable at quarter-end	2,103	$2.95	5.11	$6,189

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Prior to adoption of the provisions of SFAS No. 123(R), the Company provided pro forma disclosures of estimated stock-based compensation expense as permitted under SFAS No. 123. The following table illustrates the effect on net income and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”:

Three Months Ended
April 30, 2005

(Unaudited)
(In thousands,
except per share
amounts)
Net income as reported	414
Stock-based compensation, net of taxes	(103)

Pro forma net income	311

Basic earnings per share as reported	0.03

Pro forma basic earnings per share	0.02

Diluted earnings per share as reported	0.02

Pro forma diluted earnings per share	0.02

      In determining the fair value for the pro forma disclosure for the three months ended April 30, 2005, the Company used the Black-Scholes model, assumed no dividends per year, used expected lives ranging from 2 to 10 years, expected volatility of 78.4%, and risk free interest rates of 3.99% for the three months ended April 30, 2005.

5.	Concentration of Revenues:
      During the first quarter of fiscal year 2007, two customers each generated greater than 10% of the revenues of the Company and collectively contributed 71% of such revenues. Block license revenues for the same time period were 45% of the revenues of the Company. During the first quarter of fiscal year 2006, four customers each generated greater than 10% of the revenues of the Company and collectively contributed 74% of such revenues. Block license revenues for the same time period were 21% of the revenues of the Company.

6.	Income Taxes:
      During the quarters ended April 30, 2006 and 2005, the Company had minimal provision for income taxes as all taxable income is offset by the net operating loss carried forward.
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
      For the quarter ended April 30, 2006, the Company recognized revenues of approximately $2.2 million on the MOU, including $0.3 million for an incentive bonus for performance during the first quarter of fiscal year 2007.

PEERLESS SYSTEMS CORPORATION

Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on current expectations, estimates, forecasts and projections about the industry in which Peerless operates, our beliefs and assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Highlights
      Consolidated revenues for the first quarter of fiscal year 2007 were $8.8 million, a 22.0% increase from the first quarter of fiscal 2006. The increase in revenues was primarily attributable to higher product licensing fees which increased 89% in the first quarter of fiscal year 2007 compared to the first quarter of fiscal year 2006 due to faster sale of prior block licenses for the utilization of our intellectual property. The increase in product licensing fees offset decreases in engineering services and maintenance revenues and hardware sales; hardware sales included the sales of the Everest controller, which was discontinued in the fourth quarter of fiscal year 2006.
      Engineering services and maintenance contract backlog at April 30, 2006 was approximately $2.1 million; this compares to $0.3 million as of January 31, 2006. The contract backlog at January 31, 2006 does not include additional amounts expected under the Kyocera Mita MOU but does include amounts expected under the PMC-Sierra design win that was signed during the first quarter of fiscal year 2007.
General
      We generate revenue from our OEMs through the sale of imaging solutions in either turnkey or software development kit, or SDK, form. Historically, original equipment manufacturer, or OEM, demand for turnkey solutions had exceeded demand for SDK solutions. However, beginning in fiscal year 2000, we experienced a shift in demand away from turnkey solutions towards demand for SDKs, particularly for our mature monochrome solutions. We have attempted to expand our high performance color solutions by incorporating our networking technologies and related imaging technologies licensed from third parties.
      Our product licensing revenues are comprised of both recurring per unit and block licensing revenues and development licensing fees for source code or SDKs. Licensing revenues are derived from per unit fees paid periodically by our OEM customers upon manufacturing and subsequent commercial shipment of products incorporating our technology. Licensing revenues are also derived from arrangements in which we enable third party technology, such as solutions from Adobe or Novell, to be used with our OEM partners’ products.
      Block licenses are per-unit licenses in large volume quantities to an OEM for products either in or about to enter into distribution into the marketplace. Payment schedules for block licenses are negotiable and payment terms are often dependent on the size of the block and other terms and conditions of the block license being acquired. Typically, payments are made in either one lump sum or over a period of four or more quarters.
      Revenue received for block licenses is recognized in accordance with SOP 97-2, which requires that revenue be recognized after acceptance by the OEM and if fees are fixed and determinable and the collection of fees is probable. For block licenses that have a significant portion of the payments due within twelve months, revenue is generally recognized at the time the block license becomes effective assuming all other revenue recognition criteria have been met.
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
      As part of the total solution offered to our OEMs, we developed a direct distribution channel for our application specific integrated circuit, or ASIC, chips. Under this model, we supply ASIC chips from the foundry directly to the OEMs through third-party distributors, which include Arrow Electronics and Marubun Corporation. We are responsible for marketing and sales administration, including the billings and collections to and from our OEMs and distributors, and the third party is responsible for the coordination of production with the foundry, maintenance of necessary inventories and providing just-in-time delivery to OEMs and distributors.
      We derive revenues from the sale of controllers for multifunction product, or MFP, devices. We sell our controllers to certain OEM dealers for distribution to end users. Because it is a relatively new product, we have been unable to establish a history regarding returns of the products shipped. Therefore, we recognize revenue only upon sales through to end users.
      Historically, a limited number of customers have provided a substantial portion of our revenues. Therefore, the availability and successful closing of new contracts, or modifications and additions to existing contracts with these customers may materially impact our financial position and results of operations from quarter to quarter.
      Our technology has addressed the worldwide market for monochrome printers (21-69 pages per minute) and MFP (21-110 pages per minute). This market has been consolidating, and the demand for the monochrome technology and products offered by us declined throughout fiscal year 2006 and first quarter of fiscal year 2007. We believe that unit volume for these types of printers will grow at lower rates than in past years. Available data indicate that retail prices are declining in these segments. There has been a decline in the number of monochrome contracts that we have with OEMs under which we are currently performing services and granting licenses, and this decline is likely to continue along with the demand for the monochrome technology and products we presently offer. Competitors have merged into larger business units with the resulting strength to acquire and impose a competitive advantage in our market segments.
      While sales increased during the quarter ended April 30, 2006, OEMs have continued to reduce the absolute number of new products being developed and in some instances, OEMs have performed in-house development projects for the products that they are developing and/or planning to launch. Although there have been fewer opportunities for us to sell our turnkey services and SDKs, we continue to support our current OEM controller customers in the digital printing devices business with our existing and new technologies.
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
      We believe that the launch of our high performance color MFP controller into the distribution channels and the development agreement with Kyocera Mita was a validation of our strategy of moving into high performance color technologies. See, however, “If we are unable to achieve our expected level of sales of Peerless Sierra Technologies on a timely basis, our future revenue and operating results may be harmed” and “If the marketplace does not accept Peerless Sierra Technologies, our future revenues and operating results may be harmed” in the section entitled “Risk Factors” of this Quarterly Report on Form 10-Q. We believe that our new Peerless Sierra Technologies will contribute an increasing percentage of our overall revenue in the future.

      We have addressed the changing demands in the marketplace by investing in newer technologies. We have also addressed the changing dynamics of the market place by expanding our offerings in new geographic regions and restructuring our sales organization by expanding our sales force in Japan.
      In addition, as a result of the complexities of the imaging industry, we continue to explore opportunities to enhance our value, including aggressive marketing of our new technologies, developing new market opportunities, raising additional capital and evaluating potential merger and acquisition candidates.
Liquidity and Capital Resources
      Compared to January 31, 2006, total assets at April 30, 2006 increased 4% to $20.9 million and stockholders’ equity increased 20% to $14.4 million, primarily the result of the net income and the issuance of common stock as a result of exercises of stock options. The Company’s cash and investment portfolio at April 30, 2006 was $14.1 million, an increase of 6% from $13.2 million as of January 31, 2006, and the ratio of current assets to current liabilities was 3.1:1, which is an increase from the 2.4:1 ratio as of January 31, 2006. The increase was primarily the result of the operating profit generated during the three-month period. The Company’s operations provided $0.7 million in cash during the three months ended April 30, 2006, compared to $0.1 million in cash provided by operations during the quarter ended April 30, 2005.
      During the three months ended April 30, 2006, $0.2 in cash was used by the Company’s investing activities. It is the Company’s policy to invest the majority of its unused cash in low risk government and commercial debt securities. The Company has not historically purchased, nor does it expect to purchase in the future, derivative instruments or enter into hedging transactions. During the three months ended April 30, 2006 and 2005, the Company invested $0.1 million in property, equipment and leasehold improvements.
      At April 30, 2006, the Company’s principal source of liquidity, cash and cash equivalents was $14.1 million, an increase of $0.9 million from January 31, 2006, compared to an increase of $0.2 million in the comparable three-month period ended April 30, 2005. Peerless does not have a credit facility. The Company may require additional long-term capital to finance working capital requirements.
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
      We account for our software revenues in accordance with Statement of Position, or SOP, 97-2, “Software Revenue Recognition” as amended by SOP 98-9 and Staff Accounting Bulletin No. 104, “Revenue Recognition”. Over the past several years, we entered into block license agreements that represent unit licenses for products that will be licensed over a period of time. In accordance with SOP 97-2, revenue is recognized when the following attributes have been met: 1) an agreement exists between us and the OEM selling product utilizing our intellectual property and/or a third party’s intellectual property for which we are an authorized licensor, 2) delivery and acceptance of the intellectual property has occurred, 3) the fees associated with the sale are fixed and determinable and 4) collection of the fees are probable. Under our accounting policies, fees are fixed and determinable if 90% of the fees are to be collected within a twelve-month period, in accordance with SOP 97-2. If more than 10% of the payments of fees extend beyond a twelve-month period, they are recognized as revenues when they are due for payment, in accordance with SOP 97-2. As of April 30, 2006, we had $0.4 million in revenues to be recognized in future periods resulting from extended payment terms.
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
      We recognize revenues for certain of our engineering services projects on a percentage-of-completion basis, in accordance with Accounting Research Bulletin 45, “Long-Term Construction-Type Contracts” and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The estimates to complete the projects are determined by the individual project-engineering manager responsible for the oversight of the individual projects. The estimates are made at the end of each accounting period and are subject to unforeseen circumstances that can increase or decrease the hours necessary to complete the efforts. For fiscal year 2006 and the first quarter ended April 30 2006 of fiscal year 2007, we reported no engineering services revenues on a percentage-of-completion basis.
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
      Our recurring product licensing revenues are dependent, in part, on the timing and accuracy of product sales reports received from our OEM customers. These reports are provided only on a calendar quarter basis and, in any event, are subject to delay and potential revision by the OEM. Therefore, we are required to estimate all of the recurring product licensing revenues for the last month of each fiscal quarter and to further estimate all of our quarterly revenues from an OEM when the report from such OEM is not received in a timely manner. In the event we are unable to estimate such revenues accurately prior to reporting financial results, we may be required to adjust revenues in subsequent periods. For the first quarter ended April 30, 2006 revenues subject to such estimates were minimal. Actual results have historically been consistent with management’s estimates.
Stock Based Compensation
      On February 1, 2006, we adopted SFAS No. 123R using the modified-prospective transition method. Under this method, prior period results are not restated. Compensation cost recognized subsequent to adoption includes: (i) compensation cost for all share-based payments granted prior to, but unvested as of January 1, 2006, based on the grant date fair value, which is determined in accordance with the original provision of SFAS No. 123 using a Black-Scholes option pricing model, and (ii) compensation cost for all share-based payments granted subsequent to February 1, 2006, based on the grant-date fair value, which is determined in accordance with the provisions of SFAS No. 123R using a Black-Scholes option pricing model to estimate the grant date fair value of share-based awards.
      The Company uses its actual stock trading history as a basis to calculate the expected volatility assumption to value stock options. The expected dividend yield is based on Peerless’ practice of not paying dividends. The risk-free rate of return is based on the yield of U.S. Treasury Strips with terms equal to the expected life of the option as of the grant date. The expected life in years is based on historical actual stock option exercise experience.

      SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If actual forfeitures vary from our estimates, we will recognize the difference in compensation cost in the period the actual forfeitures occur.
      Upon adoption of SFAS 123R, the Company changed its method of attributing the value of stock-based compensation expense from the multiple-option (i.e. accelerated) approach to the single-option (i.e. straight-line) method. Compensation expense for share-based awards granted through January 31, 2006 will continue to be subject to the accelerated multiple-option method, while compensation expense for share-based awards granted on or after January 31, 2006 will be recognized using a straight-line, or single-option method. The Company recognizes these compensation costs over the service period of the award, which is generally the options vesting term of four years.
      We recorded $79 thousand in share-based compensation expense during the three months ended April 30, 2006. The Company granted no stock options in the first quarter and all stock option expense for the three months ended April 30, 2006 related to stock options granted in the prior years which were not vested at the date of the adoption of SFAS No. 123(R). As of April 30, 2006, there was $311 thousand of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately four years.

Results of Operations

Comparison of Quarters Ended April 30, 2006 and 2005

	Percentage of
	Total Revenues		Percentage
	Three Months		Change
	Ended		Three Months
	April 30,		Ended
			April 30,
	2006	2005	2006 vs. 2005

Statements of Operations Data:
Revenues:
Product licensing	63%	40%	89%
Engineering services and maintenance	33	44	(7)
Hardware sales	4	16	(70)

Total revenues	100	100	22

Cost of revenues:
Product licensing	6	10	(31)
Engineering services and maintenance	22	27	(1)
Hardware sales	2	9	(110)

Total cost of revenues	30	46	(21)

Gross margin	70	54	58

Operating expenses:
Research and development	23	17	63
Sales and marketing	9	13	(16)
General and administrative	16	18	9

Total operating expenses	48	48	22

Income (loss) from operations	22	6	345
Other income (expense), net	1	—	633

Income (loss) before income taxes	23	6	395
Provision for income taxes	—	—	650

Net income (loss)	23%	6%	394%

Net Income
      Our net income in the first quarter of fiscal year 2007 was $2.0 million, or $0.12 per basic share and $0.11 per diluted share, compared to a net income of $0.4 million, or $0.03 per basis share and $0.02 per diluted share, in the first quarter of fiscal year 2006.

Revenues
      Consolidated revenues were $8.8 million for the first quarter of fiscal year 2007, compared to $7.2 million for the first quarter of fiscal year 2006. Licensing revenues increased $2.6 million in the first quarter of fiscal year 2007, primarily as a result of a higher level of shipments by our customers resulting in two new block licenses valued at $4.5 million. Engineering services and maintenance revenues decreased $0.2 million, primarily as a result of increased start up revenues associated with the Kyocera Development arrangement last year. Hardware sales decreased $0.8 million as a result of $0.5 million decrease in sales of the our ASICs which have reached end of life and $0.3 million decrease in sales of the Everest Controllers which were discontinued in the fourth quarter of fiscal year 2006.

Cost of Revenues
      Total cost of revenues was $2.6 million in the first quarter of fiscal year 2007, compared to $3.3 million in the first quarter of fiscal year 2006. Product licensing costs decreased $0.2 million in the period as a result of a higher level of our intellectual property contained in the licenses entered into during the first quarter of this fiscal year. Engineering services and maintenance costs in the first quarter of fiscal year 2007 were comparable to those in the first quarter of fiscal 2006. Hardware sales costs were lower in the first quarter of fiscal year 2007 as a result lower level of ASICs and Everest Controller revenues.

Gross Margin
      Our gross margin increased to 70% in the first quarter of fiscal year 2007 compared with 54% in the first quarter of fiscal year 2006. The increase in fiscal year 2007 was due primarily to increased margins associated with the two new license agreements valued at $4.0 million being primarily our intellectual property and due to the lower level of lower margin hardware sales.

Operating Expenses
      Total operating expenses for the first quarter of fiscal year 2007 increased 22% to $4.2 million, compared with $3.5 million for the same period one year ago.

•	Research and development expenses increased 63% to $2.1 million in the first quarter of fiscal year 2007 from $1.3 million in the comparable quarter of fiscal year 2006. The increase was primarily the result of increase development efforts associated with new and enhanced technologies being offered to our customers in SDK form. These include print output enhancements for lower cost imaging devices (Trapping), networking web services and security and software to utilize the new capabilities of the new Microsoft Vista operating system. We did reduce the current quarter development expenses with the delivery of 7 virtual engines valued at $0.1 million to a development partner.

•	Sales and marketing expenses decreased 16% to $0.8 million in the first quarter of fiscal year 2007 from $0.9 million in the comparable quarter of fiscal year 2006. The decrease during the current fiscal year was the result of lower sales bonuses and commissions which are now focused on rewarding the sale of new technologies on new devices. There was also a reduction in travel expense compared to last year as a result of the timing of international travel. Offsetting these decreases was the staffing increase of two in our Japan office to enhance our capabilities in working with our customer in Japan to identify and satisfy their needs.

•	General and administrative expenses increased 9% to $1.4 million in the first quarter of fiscal year 2007 from $1.3 million in the comparable quarter of fiscal year 2006. Costs in the first quarter of fiscal year 2007 were higher as a result of higher professional services during that quarter as compared to the first quarter of fiscal 2006. It is expected that general and administrative expenses will increase approximately 10% over the next three quarters as a result of incentives associated with finalization of business relationships and cost associated with compliance with the Sarbanes-Oxley 404 Act.

Income Taxes
      The increase in taxes year over year in our tax provision was the result of increased profits. Our tax provision is currently based primarily on the alternative minimum tax. We have net operating loss carry-forwards and tax credits sufficient to offset profits, which has minimized our income tax expense. We have provided a valuation allowance on our net deferred tax assets because of the uncertainty with respect to our ability to generate future taxable income to realize our deferred tax assets.

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
      As required by Rule 13(a)-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective at ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported as required in applicable SEC rules and forms because of the deficiency in internal controls over financial reporting described below. Management has determined that this deficiency constitutes a material weakness in the Company’s internal controls over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Software Revenue Recognition
      As a result of substantial turnover in accounting staff and the pending retirement of the chief financial officer, the Company did not maintain effective controls over the revenue recognition process. Our controls were not adequate to capture and analyze all the various terms and conditions of all contracts to ensure proper recording of revenue contracts with standard and non-standard terms. Certain of our revenue transactions are accounted for in accordance with AICPA’s Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), as amended, which includes complex revenue recognition criteria that were not always adequately assessed. Specifically, the Company misapplied generally accepted accounting principles to a significant software license arrangement signed during the first quarter. This weakness resulted in the identification of an adjustment by our independent registered public accounting firm during its review of our revenues. Management has responded to the identification of this material weakness by beginning the recruitment process for new staffing with sufficient software revenue recognition expertise to ensure that the Company’s revenues and costs are reported in accordance with SOP 97-2, as well as Staff Accounting Bulletin No. 104 “Revenue in Financial Statements” and EITF 00-21 “Revenue Arrangements with Multiple Deliverables.”
      There was no impact associated with this deficiency to the financial results for the three month ended April 30, 2006. However, the potential for a material impact exists if the discovered material weakness is not remediated. Management believes that the actions described above will achieve such remediation. Management is also implementing a process to more rigorously analyze, document and review all revenue contracts.
      Except as described above, there have been no significant changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1 —	Legal Proceedings.
      None.

Item 1A —	Risk Factors
Certain Factors and Trends Affecting Peerless and Its Business

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
      During the first quarter of fiscal year 2007, two customers, Kyocera-Mita Corporation and Panasonic Communications Company, each generated greater than 10% of our revenues, and collectively contributed 71% of revenues. Block license revenues during the same period were $4.0 million, or 45% of revenues. During the first quarter of fiscal year 2006, four customers, Kyocera-Mita Corporation, Seiko Epson Corporation, Marubun Corporation, and Novell Incorporated each generated greater than 10% of our revenues, and collectively contributed 74% of revenues. Block license revenues during the same period were $1.5 million, or 21% of revenues.

Our existing capital resources may not be sufficient and if we are unable to raise additional capital, our business may suffer.
      Our principal source of liquidity is our cash and cash equivalents, which, as of April 30, 2006 were approximately $14.1 million in the aggregate. The current ratio of current assets to current liabilities was 3.1:1. For the fiscal year ended April 30, 2006, our operations provided $0.6 million in cash.
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
      We have licensing agreements with Adobe Systems Incorporated and Novell Inc. to bundle and sublicense their licensed products with our licensed software. These relationships accounted for $2.2 million in revenues and an associated $0.3 million in cost of revenues during the first quarter of fiscal year 2007. Should the agreements with either of these vendors be terminated or canceled, there is no assurance that we could replace that source of revenue within a short period of time, if at all. Such an event would have a material adverse effect on our operating results.

We have negotiated with Adobe Systems Incorporated and Canon Inc. to remedy a contract dispute, which, if not remedied, could result in the loss of the Adobe agreement and harm to our business.
      We have negotiated with Canon Inc. regarding the PostScript sublicense agreement between us and Canon executed as of April 1, 2001. The sublicense did not include several terms required to be included in all OEM sublicenses by our license with Adobe. Although Adobe has indicated to us that it has no current intention to pursue claims for alleged breach of the Adobe Peerless PostScript Sublicensing Agreement, Adobe has not agreed to waive the requirement that the missing terms be included in the Canon sublicense. To date, we have been unable to amend the Canon sublicense in a manner acceptable to both Canon and Adobe. Furthermore, there is no assurance that we will be able to resolve the issues in a manner acceptable to both Adobe and Canon. Thus, Adobe may exercise its right to terminate its license agreement with us and take other legal action against us, if it so chooses. Termination of the Adobe agreement would have a material adverse effect on our future operating results. Approximately 18% of our revenue for the three months ended April 30, 2006 and approximately 20% of Peerless’ revenue for the three months ended April 30, 2005 were derived from its licensing arrangement with Adobe Systems Incorporated. See “We rely on relationships with Adobe Systems Incorporated and Novell Inc., and any adverse change in those relationships will harm our business” above.

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
      Our monochrome technology and products have been in the marketplace for an average of 34 months as of April 30, 2006. The average age of current technology and products in the marketplace reflects the aging of our monochrome technology and products. Although we continue to license our current technology and products to certain OEMs, there can be no assurance that the OEMs will continue to need or utilize the products and technology we currently offer.

We have a history of losses.
      Although we were profitable in the first quarter of fiscal year 2007 and were profitable in fiscal year 2006, we had been unprofitable in four of the previous five fiscal years. There is no assurance that we will continue to be profitable at any time in the future.

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
      Our net trade accounts receivable was $1.3 million as of April 30, 2006, a decrease from $2.1 million as of January 31, 2006. Although we believe that our reserves for accounts receivable are adequate for the remainder of fiscal year 2007, our reserves may prove to be inadequate. If our reserves for accounts receivable are inadequate, it could have a material adverse effect on our results of operations.

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
      Our common stock has experienced price volatility. In the 60-day period ending June 7, 2006, the closing price of the stock ranged from $5.89 per share to $7.41 per share, and, since the beginning of fiscal year 2006, the stock has closed as low as $1.31 per share. Such price volatility may occur in the future. Factors that could affect the trading price of our common stock include:

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
      We have developed a distribution model for the sale of ASICs. We have no direct distribution experience and we rely on third party distributors to maintain inventories to address OEM needs, manage manufacturing logistics and distribute our products in a timely manner. There can be no assurance that these distribution agreements will be maintained or will prove adequate to meet our needs and contractual requirements.

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
      Section 404 of SOX requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and assess on an on-going basis the design and operating effectiveness of the internal control structure and procedures for financial reporting. Our independent registered public accounting firm will be required to attest audit both the design and operating effectiveness of our internal controls and management’s assessment of the design and the effectiveness of our internal controls beginning with the fiscal year ending on or after July 31, 2007 if we remain a non-accelerated filer as defined by SEC rules. Should we become an accelerated filer, we will be required to comply with this requirement in the current fiscal year. Once subject to this requirement, if we are unable to remediate material weaknesses, our independent registered public accounting firm would be required to issue an adverse opinion on our internal controls. During management’s assessment of internal controls for the first quarter of fiscal year 2007, management determined that a material weakness existed with regard to our revenue recognition process. The material weakness if not remediated, could have a material adverse effect on our results of operation in future periods. To remediate the weakness, management has sought to hire new finance staff members with sufficient expertise in revenue recognition to avoid future errors. Management believes that these actions will completely remediate the weakness and that there will be no material impact on our results of operation and no misleading results will be reported as a result of the weakness.

Recent and proposed regulations related to equity incentives could adversely affect our ability to attract and retain key personnel.
      Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee retention packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with us. The Financial Accounting Standards Board has announced changes that we have implemented in the first fiscal 2007 quarter ending April 30, 2006 requiring us to record a charge to earnings for employee stock option grants and issuances of stock under employee stock purchase plans. This regulation negatively impacts our results of operations. In addition, new regulations implemented by the Nasdaq National Market requiring shareholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, incur increased costs, change our equity incentive strategy or find it difficult to attract, retain and motivate employees, could materially and adversely affect our business.

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
Date: June 14, 2006

By:	/s/ William R. Neil

William R. Neil
Vice President of Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: June 14, 2006

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.