Form 10-Q/A
period 2006-04-30
PEERLESS SYSTEMS CORP
filed 2006-07-18
CIK 897893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
(Amendment No. 1)

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of Common Stock outstanding as of July 12, 2006 was 17,149,157.

EXPLANATORY NOTE
SIGNATURES
EXHIBIT 32

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) amends the Quarterly Report of Peerless Systems Corporation on Form 10-Q for the quarter ended April 30, 2006, as filed with the Securities and Exchange Commission on June 14, 2006 (the “Original Filing”). This Form 10-Q/A is being filed solely for the purpose of correcting a document submission error in Exhibit 32 (the quarter end date referenced in subsection (i) of paragraph two in the certification of the Principal Executive Officer and Principal Financial Officer) attached to the Original Filing. The amended Exhibit 32 is attached hereto. This Amendment does not amend any other information previously filed in the Original Filing.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Peerless Systems Corporation

By:	/s/ Howard J. Nellor

Howard J. Nellor
President and Chief Executive Officer
(Principal Executive Officer)
Date: July 17, 2006

By:	/s/ John V. Rigali

John V. Rigali
Vice President, Finance,
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: July 17, 2006

31

EXHIBIT INDEX

Exhibit
Number	Description

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.