Form 10-Q/A
period 2006-04-30
PEERLESS SYSTEMS CORP
filed 2006-07-31
CIK 897893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
(Amendment No. 2)

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
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The number of shares of Common Stock outstanding as of July 31, 2006 was 17,149,157.

EXPLANATORY NOTE
      This Amendment No. 2 on Form 10-Q/A (this “Form 10-Q/A”) amends the Quarterly Report of Peerless Systems Corporation on Form 10-Q for the quarter ended April 30, 2006, as filed with the Securities and Exchange Commission on June 14, 2006 (the “Original Filing”) and as amended July 18, 2006 (“Amendment No. 1”). Amendment No. 1 was filed solely for the purpose of correcting a document submission error in Exhibit 32 (the quarter end date referenced in subsection (i) of paragraph two in the certification of the Principal Executive Officer and Principal Financial Officer) attached to the Original Filing. The amended Exhibit 32 was attached thereto and is attached hereto. This Form 10-Q/A is being filed to provide the full quarterly report as it was filed in the Original Filing and does not amend any other information previously filed in the Original Filing.

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

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Howard J. Nellor
President and Chief Executive Officer
(Principal Executive Officer)
Date: July 31, 2006

By:	/s/ John V. Rigali

John V. Rigali
Vice President of Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: July 31, 2006

EXHIBIT INDEX

Exhibit
Number	Description

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.