Form 10-Q
period 2006-07-31
PEERLESS SYSTEMS CORP
filed 2006-09-14
CIK 897893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2006
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     The number of shares of Common Stock outstanding as of September 7, 2006 was 17,165,357.

PEERLESS SYSTEMS CORPORATION

TRADEMARKS
     Peerless®, Memory Reduction Technology® (MRT), PeerlessPowered®, PeerlessPrint®, AccelePrint®, SyntheSys®, QuickPrint®, PerfecTone® and VersaPage® are registered trademarks of Peerless Systems Corporation. MagicPrint™, PeerlessPage™, ImageWorks™, PeerlessDriver™, PeerlessColor™, PeerlessNet™, PeerlessSPS™, PeerlessTrapping™, PeerlessXPS™, and WebWorks™ are trademarks of Peerless Systems Corporation. Peerless Systems, P logo, and Peerless logo are trademarks and service marks of Peerless Systems Corporation registered in Japan. Peerless is a trademark of Peerless Systems Corporation that is registered in Australia, China, France, Hong Kong, Spain, Taiwan, and the United Kingdom, and is the subject of applications for registration pending in the European Union, Italy, and Korea. PeerlessPrint is a trademark of Peerless Systems Corporation that is the subject of an application for registration pending in Japan. PeerlessPrint (in Katakana) is a trademark of Peerless Systems Corporation that is the subject of an application for registration pending in Japan.
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

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements.
PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 31,	January 31,
	2006	2006
ASSETS

Current assets:
Cash and cash equivalents	$11,929	$13,220
Trade accounts receivable, net	1,551	2,128
Unbilled receivables	5,590	3,032
Inventory	46	—
Prepaid expenses and other current assets	595	559

Total current assets	19,711	18,939
Property and equipment, net	794	904
Other assets	191	191

Total assets	$20,696	$20,034

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$489	$479
Accrued wages	663	693
Accrued compensated absences	979	872
Accrued product licensing costs	2,881	4,325
Other current liabilities	704	743
Deferred revenue	587	708

Total current liabilities	6,303	7,820
Other liabilities	157	275

Total liabilities	6,460	8,095

Stockholders’ equity:
Common stock	17	17
Additional paid-in capital	51,540	50,939
Accumulated deficit	(37,209)	(38,925)
Accumulated other comprehensive income	1	21
Treasury stock	(113)	(113)

Total stockholders’ equity	14,236	11,939

Total liabilities and stockholders’ equity	$20,696	$20,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 31		July 31
	2006	2005	2006	2005
Revenues:
Product licensing	$5,156	$5,556	$10,670	$8,478
Engineering services and maintenance	2,725	2,843	5,675	6,013
Hardware sales	15	1,259	355	2,382

Total revenues	7,896	9,658	16,700	16,873

Cost of revenues:
Product licensing	1,352	1,878	1,852	2,599
Engineering services and maintenance	2,245	1,945	4,203	3,915
Hardware sales	23	1,108	181	1,716

Total cost of revenues	3,620	4,931	6,236	8,230

Gross margin	4,276	4,727	10,464	8,643

Operating expenses:
Research and development	2,116	1,304	4,172	2,566
Sales and marketing	756	843	1,550	1,783
General and administrative	1,842	1,456	3,233	2,733

Total operating expenses	4,714	3,603	8,955	7,082

Income (loss) from operations	(438)	1,124	1,509	1,561
Other income (expense)	108	(6)	219	(27)

Income (loss) before income taxes	(330)	1,118	1,728	1,534
Provision (benefit) for income taxes	(3)	18	12	20

Net income	$(327)	$1,100	$1,716	$1,514

Basic earnings (loss) per share	$(0.02)	$0.07	$0.10	$0.09

Diluted earnings (loss) per share	$(0.02)	$0.06	$0.09	$0.09

Weighted average common shares outstanding — basic	17,142	16,409	17,057	16,314

Weighted average common shares outstanding — diluted	17,142	18,261	19,329	17,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	July 31,
	2006	2005
Cash flows from operating activities:
Net income	$1,716	$1,514
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	467	754
Share-based compensation	279	—
Other	(20)	22
Changes in operating assets and liabilities:
Trade accounts receivables	577	(1,368)
Unbilled receivables	(2,558)	952
Inventory	(46)	323
Prepaid expenses and other assets	2	(107)
Accounts payable	10	(655)
Accrued product licensing costs	(1,444)	1,043
Deferred revenue	(121)	(5)
Other liabilities	(80)	991

Net cash provided by (used in) operating activities	(1,218)	3,464

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	—	1,012
Purchases of property and equipment	(189)	(126)
Purchases of software licenses	(206)	(147)

Net cash used (provided) by investing activities	(395)	739

Cash flows from financing activities:
Proceeds from issuance of common stock	—	163
Proceeds from exercise of common stock options	322	339

Net cash provided by financing activities	322	502

Net increase (decrease) in cash and cash equivalents	(1,291)	4,705
Cash and cash equivalents, beginning of period	13,220	5,099

Cash and cash equivalents, end of period	$11,929	$9,804

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
2. Significant Accounting Policies:
     Liquidity: Historically, the Company has incurred losses from operations and has reported negative operating cash flows. As of July 31, 2006, the Company had an accumulated deficit of $37.2 million and cash and cash equivalents of $11.9 million. The Company has no material financial commitments other than those under operating lease agreements. The Company believes that its existing cash and short-term investments, and any cash generated from operations will be sufficient to fund its working capital requirements, capital expenditures and other obligations through the next twelve months.
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
     The Company also enters into engineering services contracts with certain of its OEMs to provide a turnkey solution, adapting the Company’s software and supporting electronics to specific OEM requirements. Revenues on such contracts are generally recognized over the course of the engineering work on a percentage-of-completion basis. Progress-to-completion under percentage-of-completion is generally determined based on direct costs, consisting primarily of labor and materials, expended on the arrangement. The Company provides for any anticipated losses on such contracts in the period in which such losses are first determinable. At July 31, 2006 and 2005 the Company had no significant loss contracts. The Company also provides engineering support based on a time-and-material basis. Revenues from this support are recognized as the services are performed.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
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
     For certain of the Company’s multiple element arrangements that do not directly involve licensing, selling, leasing or otherwise marketing of the Company’s software (including its MOU with Kyocera-Mita), the Company applies the guidance under EITF 00-21 “Revenue Arrangements with Multiple Deliverables.” With respect to the Kyocera-Mita MOU, the Company applied the provisions of EITF 00-21 and determined that there were two elements that required separate accounting: a) engineering services over the three year term of the MOU and b) future maintenance services. The Company determined the fair value of future maintenance services to be $400 thousand based upon stand alone sales of the maintenance agreements and used the residual method to allocate the remaining portion of the $24 million service fee to the engineering services element. The Company has deferred the value of the future maintenance and is recognizing the remainder of the $24 million fee over the three year term of the arrangement.
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
     The Company’s recurring product licensing revenues are dependent, in part, on the timing and accuracy of product sales reports received from the Company’s OEM customers. These reports are provided only on a calendar quarter basis and, in any event, are subject to delay and potential revision by the OEM. Therefore, the Company is required to estimate all of the recurring product licensing revenues for the last month of each fiscal quarter and to further estimate all of its quarterly revenues from an OEM when the report from such OEM is not received in a timely manner. In the event the Company is unable to estimate such revenues accurately prior to reporting financial results, the Company may be required to adjust revenues in subsequent periods. Revenues subject to such estimates were minimal for the three month periods ended July 31, 2006 and 2005.
3. Earnings Per Share:
     Earnings per share for the three and six months ended July 31, is calculated as follows (in thousands, except for per share amounts):

	2006			2005
			Per			Per
	Net		Share	Net		Share
	Loss	Shares	Amount	Income	Shares	Amount
Basic EPS for three months ended July 31
Earnings (loss) available to common stock holders	$(327)	17,142	$(0.02)	$1,100	16,409	$0.07

Effect of Dilutive Securities
Options	—	—		—	1,852

Diluted EPS

Earnings (loss) available to common stockholders with assumed conversions	$(327)	17,142	$(0.02)	$1,100	18,261	$0.06

	2006			2005
			Per			Per
	Net		Share	Net		Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS for six months ended July 31
Earnings available to common stock holders	$1,716	17,057	$0.10	$1,514	16,314	$0.09

Effect of Dilutive Securities
Options	—	2,272		—	1,482

Diluted EPS

Earnings available to common stockholders with assumed conversions	$1,716	19,329	$0.09	$1,514	17,796	$0.09

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)
4. Stock-Based Compensation Plans
     The Company has several long-term incentive plans which provide for the grant of incentive stock options to employees and non-statutory stock options, restricted stock purchase awards and stock bonuses to employees, directors and consultants. The terms of stock options granted under these plans generally may not exceed 10 years. Options granted under the incentive plans vest at the rate specified in each optionee’s option agreement, generally over three or four years. An aggregate of 6.2 million shares of common stock have been authorized for issuance under the various option plans.
     Prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” in fiscal 2007, the Company accounted for its stock option plans in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and included pro forma disclosures for stock compensation under the provisions of SFAS 123, “Accounting for Stock Based Compensation”. Under APB Opinion No. 25, no compensation expense is recognized if the exercise price of the Company’s employee stock options equaled the market price of the underlying stock at the date of the grant.
     The following disclosures are based on stock options granted to Peerless Systems’ employees and directors. In the first quarter of fiscal 2007, the Company adopted the provisions of SFAS No. 123(R) using the modified- prospective method. Under that transition method, compensation expense recognized subsequent to adoption includes: a) compensation cost for all share-based payment granted prior to, but not yet vested as of adoption, based on values estimated in accordance with the original provisions of SFAS No. 123, and b) compensation cost of all share-based payments granted subsequent to adoption, based on the grant-date fair values estimated in accordance with the provisions of SFAS No. 123(R). Consistent with the modified-prospective method, our results of operations for prior periods have not been restated.
     Upon adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation expense from the multiple-option (i.e., accelerated) approach to the single-option (i.e., straight-line) method. Compensation expense for share-based awards granted through January 31, 2006 will continue to be subject to the accelerated multiple-option method, while compensation expense for share-based awards granted on or after January 31, 2006 will be recognized using a straight-line, or single-option method. The Company recognizes these compensation costs over the service period of the award, which is generally the option vesting term of four years.
     For the first six months of fiscal 2007, the Company recorded a total of $279 thousand in stock option expense related to stock options awarded after the adoption of SFAS No. 123(R) and for stock options which were not vested by the date of adoption of SFAS No. 123(R). The impact of the adoption of SFAS No. 123(R) was $0.02 on basic and diluted net income per share for the six months ended July 31, 2006. In fiscal 2007, the Company expects approximately $567 thousand in stock option compensation expense based on the fair value of stock options granted after the adoption of SFAS No. 123(R) and stock options which were not vested by the date of adoption of SFAS No. 123(R), as well as, current assumptions regarding the estimated fair value of expected stock option grants during the remainder of the year. However, our assessment of the estimated compensation expense is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. No compensation expense related to employee stock options was recorded in fiscal 2006 or in prior years. During the first six months ended July 31, 2006, the total intrinsic value of stock options exercised was $1,624 thousand. Cash received from stock option exercises in the first six months of fiscal 2007 was $323 thousand. The excess tax benefit was negligible for the six months ended July 31, 2006. The Company issues shares of common stock reserved for such plans upon the exercise of stock options. No modifications to outstanding stock options were made prior to the adoption of SFAS No. 123(R).
     The Company granted 330 thousand stock options in the first six months ended July 31, 2006. The valuation methodologies and assumptions in estimating the fair value of stock options that may be granted in fiscal 2007 will be similar to those used in estimating the fair value of stock options granted in fiscal 2006. The Company uses historical volatility of Peerless’ stock price as a basis to determine the expected volatility assumption to value stock

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)
options. The Company used its actual stock trading history over a period that approximates the expected term of its options. The expected dividend yield is based on Peerless’ practice of not paying dividends. The risk-free rate of return is based on the yield of U.S. Treasury Strips with terms equal to the expected life of the option as of the grant date. The expected life in years is based on historical actual stock option exercise experience. The Company had historically estimated forfeitures at the time of grant and the adoption of FAS No. 123(R) had no material impact on forfeitures.
     Stock option transactions for Peerless’ employee stock option plans for the three and six months ended July 31, 2006 are summarized as follows (in thousands, except for exercise price amounts):

		Weighted	Weighted Average
		Average Exercise	Remaining Contractual	Aggregate
	Shares	Price	Term (Years)	Intrinsic Value
Beginning balance	3,310	$2.46
Granted	—	$—
Exercised	(233)	$1.30
Canceled or expired	(18)	$7.44

Balance April 30, 2006	3,059	$2.52	6.05	$10,284

Stock options exercisable at April 30, 2006	2,103	$2.95	5.11	$6,189

Granted	330	$6.73
Exercised	(29)	$1.43
Canceled or expired	(19)	$2.06

Balance July 31, 2006	3,341	$2.96	6.14	$5,993

Stock options exercisable at July 31, 2006	2,178	$2.93	4.99	$3,964

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

	Three Months Ended	Six Months Ended
	July 31, 2005	July 31, 2005
	(Unaudited)	(Unaudited)
	(In thousands,	(In thousands,
	except per share	except per share
	amounts)	amounts)
Net income as reported	$1,100	$1,514
Stock-based compensation, net of taxes	$(129)	$(232)

Pro forma net income	$971	$1,296

Basic earnings per share as reported	$0.07	$0.09

Pro forma basic earnings per share	$0.06	$0.08

Diluted earnings per share as reported	$0.06	$0.09

Pro forma diluted earnings per share	$0.05	$0.07

     In determining the fair value for the pro forma disclosure for the three months ended July 31, 2005, the Company used the Black-Scholes model, assumed no dividends per year, used expected lives ranging from 2 to 10 years, expected volatility of 79.0%, and risk free interest rate of 3.71%.
5.	Concentration of Revenues:
a)	Second quarter Fiscal year 2007 vs. Fiscal year 2006
     During the second quarter of fiscal year 2007, two customers each generated greater than 10% of the revenues of the Company and collectively contributed 83% of such revenues. Block license revenues for the same time period were 53% of the revenues of the Company. During the second quarter of fiscal year 2006, two customers each

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)
generated greater than 10% of the revenues of the Company and collectively contributed 59% of such revenues. Block license revenues for the same time period were 46% of the revenues of the Company.
b)	Six months ending July 31, 2006 vs. July 31, 2005
     During the first six months of fiscal year 2007, two customers each generated greater than 10% of the revenues of the Company and collectively contributed 73% of such revenues. Block license revenues for the same time period were 49% of the revenues of the Company. During the first six months of fiscal year 2006, four customers each generated greater than 10% of the revenues of the Company and collectively contributed 62% of such revenues. Block license revenues for the same time period were 35% of the revenues of the Company.
6. Income Taxes:
     For the three and the six months ended July 31, 2006 and 2005, the Company had minimal provision for income taxes as all taxable income is offset by the net operating loss carried forward.
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
     For the three and six months ended July 31, 2006, the Company recognized revenues of approximately $2.0 million and $3.9 million respectively under the MOU, including $0.3 million and $0.5 million, respectively for incentive bonus for performance.

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
Highlights
Consolidated revenues for the second quarter of fiscal year 2007 were $7.9 million versus $9.7 million in the second quarter of fiscal 2006, and $8.8 million in this year’s first quarter. Second quarter product licensing revenue was $5.2 million compared with $5.6 million in second quarter of fiscal year 2006 and $5.5 million reported in this year’s first quarter. Hardware revenue was $15,000 in the second quarter of fiscal year 2007 versus $1.3 million in the second quarter last fiscal year and $0.3 million in the first quarter of this fiscal year. The expected decline in hardware revenue resulted from the discontinuation of Everest controller sales and the wind-down of certain ASIC product sales.
Engineering services and maintenance contract backlog at July 31, 2006 was approximately $0.4 million; this compares to $0.3 million as of January 31, 2006. The contract backlog does not include additional amounts expected under the Kyocera Mita MOU.
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
     Block licenses are per-unit licenses in large volume quantities to an OEM for products either in or about to enter into distribution into the marketplace. Payment schedules for block licenses are negotiable and payment terms are often dependent on the size of the block and other terms and conditions of the block license being acquired. Typically, payments are made in either one lump sum or over a number of quarters.
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
     Our technology has addressed the worldwide market for monochrome printers (21-69 pages per minute) and MFP (21-110 pages per minute). This market has been consolidating, and the demand for our offerings and products declined in the second quarter of fiscal year 2007. We believe that unit volume for these types of printers could grow at lower rates than in past years. Available data indicate that retail prices are declining in these segments. There has been a decline in the number of monochrome contracts that we have with OEMs under which we are currently performing services and granting licenses, and this decline is likely to continue along with the demand for OEM devices with monochrome technology and products we presently offer. Competitors have merged into larger business units with the resulting strength to acquire and impose a competitive advantage in our market segments.
     Sales decreased during the quarter ended July 31, 2006, as OEMs have reported reduced demand for their lower-end, higher-cost imaging devices, and many of these products incorporate the Company’s older monochrome imaging software. OEMs have continued to reduce the absolute number of new products being developed and in some instances, OEMs have performed in-house development projects for the products that they are developing and/or planning to launch. Although there have been fewer opportunities for us to sell our turnkey services and SDKs, we continue to support our current OEM controller customers in the digital printing devices business with our existing and new technologies.
     In response to the apparent lower demand for our core monochrome offerings and as we may continue to meet sales resistance from our customers, we have developed and commercialized high performance color imaging and printing technologies and a new open architecture named Peerless Sierra Technologies. We believe that our products based on Peerless Sierra Technologies address key growth areas in the imaging market including: increased demand for color imaging, the emergence of MFPs, and continued demand for faster low cost monochrome printing solutions.
     We believe that the launch of our high performance color MFP controller into the distribution channels and the development agreement with Kyocera Mita was a validation of our strategy of moving into high performance color technologies. However, “If we are unable to achieve our expected level of sales of Peerless Sierra Technologies on a timely basis, our future revenue and operating results may be harmed” and “If the marketplace does not accept Peerless Sierra Technologies, our future revenues and operating results may be harmed” in the section entitled. See “Risk Factors” of this Quarterly Report on Form 10-Q. We believe that our new Peerless Sierra Technologies will contribute an increasing percentage of our overall revenue in the future.
     We have addressed the changing demands in the marketplace by investing in newer technologies. We have also addressed the changing dynamics of the market place by expanding our offerings in new geographic regions and restructuring our sales organization by expanding our sales force in Japan.

     A significant element of our growth strategy consists of reducing the total cost of imaging products by incorporating our intellectual property (IP) into complex semiconductor chips used in digital imaging. Our semiconductor hardware strategy has several components: 1) the licensing of specific technologies to OEMs and chip manufacturers, 2) design and fabless manufacture and sale of ASIC (Application Specific Integrated Circuit) devices to OEMs and 3) support and licensing of specific technologies to SoC (System on a Chip) suppliers who sell to the devices to OEMs. Our business model also includes leveraging the semiconductor IP by additionally licensing software to OEMs after the ASIC or SoC devices have been sold to the OEMs. In March 2006, we entered into a SoC development agreement with PMC-Sierra Corporation (“PMC”). In June 2006, PMC terminated this agreement. See “Item 1A. Risk Factors – If the digital imaging market does not accept all or some of our semiconductor hardware strategy and our plans to leverage our IP licensing sales to OEMs, or takes more time to accept our solutions than we expect the growth of our business may be harmed.”
     As a result of the complexities of the imaging industry, we continue to explore opportunities to enhance our value, including aggressive marketing of our new technologies, developing new market opportunities, raising additional capital and evaluating potential merger and acquisition candidates.
Liquidity and Capital Resources
     Compared to January 31, 2006, total assets at July 31, 2006 increased 3% to $20.7 million and stockholders’ equity increased 19 % to $14.2 million, primarily the result of the net income and the issuance of common stock as a result of exercises of stock options. The Company’s cash and investment portfolio at July 31, 2006 was $11.9 million, a decrease of 10% from $13.2 million as of January 31, 2006, and the ratio of current assets to current liabilities was 3.1:1, which is an increase from the 2.4:1 ratio as of January 31, 2006. The increase was primarily the result of the operating profit generated during the six-month period. The Company’s operations used $1.2 million in cash during the six months ended July 31, 2006, compared to $3.5 million in cash provided by operations during the six months ended July 31, 2005.
     During the six months ended July 31, 2006, $0.4 in cash was used by the Company’s investing activities. It is the Company’s policy to invest the majority of its unused cash in low risk government and commercial debt securities. The Company has not historically purchased, nor does it expect to purchase in the future, derivative instruments or enter into hedging transactions. During the six months ended July 31, 2006 and 2005, the Company invested $0.2 million in property, equipment and leasehold improvements.
     At July 31, 2006, the Company’s principal source of liquidity, cash and cash equivalents was $11.9 million, a decrease of $1.3 million from January 31, 2006. Peerless does not have a credit facility. The Company may require additional long-term capital to finance working capital requirements.
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
     We account for our software revenues in accordance with Statement of Position, or SOP, 97-2, “Software Revenue Recognition” as amended by SOP 98-9 and Staff Accounting Bulletin No. 104, “Revenue Recognition”. Over the past several years, we entered into block license agreements that represent unit licenses for products that will be licensed over a period of time. In accordance with SOP 97-2, revenue is recognized when the following attributes have been met: 1) an agreement exists between us and the OEM selling product utilizing our intellectual property and/or a third party’s intellectual property for which we are an authorized licensor, 2) delivery and acceptance of the intellectual property has occurred, 3) the fees associated with the sale are fixed and determinable and 4) collection of the fees are probable. Under our accounting policies, fees are fixed and determinable if 90% of the fees are to be collected within a twelve-month period, in accordance with SOP 97-2. If more than 10% of the payments of fees extend beyond a twelve-month period, they are recognized as revenues when they are due for payment, in accordance with SOP 97-2. As of July 31, 2006, we had no revenues to be recognized in future periods resulting from extended payment terms.
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
     We recognize revenues for certain of our engineering services projects on a percentage-of-completion basis, in accordance with Accounting Research Bulletin 45, “Long-Term Construction-Type Contracts” and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The estimates to complete the projects are determined by the individual project-engineering manager responsible for the oversight of the individual projects. The estimates are made at the end of each accounting period and are subject to unforeseen circumstances that can increase or decrease the hours necessary to complete the efforts. For fiscal year 2006 and the second quarter ended July 31 2006 of fiscal year 2007, we reported no engineering services revenues on a percentage-of-completion basis.
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
     Our recurring product licensing revenues are dependent, in part, on the timing and accuracy of product sales reports received from our OEM customers. These reports are provided only on a calendar quarter basis and, in any event, are subject to delay and potential revision by the OEM. Therefore, we are required to estimate all of the recurring product licensing revenues for the last month of each fiscal quarter and to further estimate all of our quarterly revenues from an OEM when the report from such OEM is not received in a timely manner. In the event we are unable to estimate such revenues accurately prior to reporting financial results, we may be required to adjust revenues in subsequent periods. For the six months ended July 31, 2006 revenues subject to such estimates were minimal. Actual results have historically been consistent with management’s estimates.
Stock Based Compensation
     On February 1, 2006, we adopted SFAS No. 123(R) using the modified-prospective transition method. Under this method, prior period results are not restated. Compensation cost recognized subsequent to adoption includes: (i) compensation cost for all share-based payments granted prior to, but unvested as of January 1, 2006, based on the grant date fair value, which is determined in accordance with the original provision of SFAS No. 123 using a Black-Scholes option pricing model, and (ii) compensation cost for all share-based payments granted subsequent to February 1, 2006, based on the grant-date fair value, which is determined in accordance with the provisions of SFAS No. 123(R) using a Black-Scholes option pricing model to estimate the grant date fair value of share-based awards.
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
     SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If actual forfeitures vary from our estimates, we will recognize the difference in compensation cost in the period the actual forfeitures occur.
     Upon adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation expense from the multiple-option (i.e. accelerated) approach to the single-option (i.e. straight- line)

method. Compensation expense for share-based awards granted through January 31, 2006 will continue to be subject to the accelerated multiple-option method, while compensation expense for share-based awards granted on or after January 31, 2006 will be recognized using a straight-line, or single-option method. The Company recognizes these compensation costs over the service period of the award, which is generally the options vesting term of four years.
     We recorded $279 thousand in share-based compensation expense during the six months ended July 31, 2006. The Company granted 330 thousand stock options in the second quarter.
Results of Operations
Comparison of Quarters Ended July 31, 2006 and 2005

	Percentage of		Percentage
	Total Revenues		Change
	Three Months		Three Months
	Ended		Ended
	July 31		July 31,
	2006	2005	2006 vs. 2005
Statements of Operations Data:
Revenues:
Product licensing	65%	58%	(7)%
Engineering services and maintenance	35	29	(4)
Hardware sales	0	13	(99)

Total revenues	100	100	(18)

Cost of revenues:
Product licensing	17	20	(28)
Engineering services and maintenance	28	20	15
Hardware sales	—	11	(98)

Total cost of revenues	46	51	(27)

Gross margin	54	49	(10)

Operating expenses:
Research and development	27	13	62
Sales and marketing	10	9	(10)
General and administrative	23	15	27

Total operating expenses	60	37	31

Income (loss) from operations	(6)	12	(139)
Other income (expense), net	1	—	1900

Income (loss) before income taxes	(4)	12	(130)

Provision for income taxes	—	1	(128)

Net income (loss)	(4)%	11%	(130)%

Net Income
     Our net loss in the second quarter of fiscal year 2007 was $0.3 million, or $0.02 per basic share and diluted share, compared to a net income of $1.1 million, or $0.07 per basic share and $0.06 per diluted share, in the second quarter of fiscal year 2006.
Revenues
     Consolidated revenues were $7.9 million for the second quarter of fiscal year 2007, compared to $9.7 million for the second quarter of fiscal year 2006. Licensing revenues decreased $0.4 million in the second quarter of fiscal year 2007, primarily as a result of lower per unit sell-through of Peerless product on OEM devices. Engineering services and maintenance revenues decreased $0.1 million, primarily as a result of lower bonus incentives achieved on the Kyocera-Mita MOU. Hardware sales decreased $1.2 million as a result of the discontinuation of sales of the Everest Controllers in the fourth quarter of fiscal year 2006 as well as a decrease in ASIC sales.

Cost of Revenues
     Total cost of revenues was $3.6 million in the second quarter of fiscal year 2007, compared to $4.9 million in the second quarter of fiscal year 2006. Product licensing costs decreased $0.5 million in the period as a result of a higher level of our intellectual property contained in the licenses entered into during the second quarter of this fiscal year. Engineering services and maintenance costs in the second quarter of fiscal year 2007 increased $0.3 million in the period primarily due to the recognition of a specific loss realized on a maintenance contract with one of our OEM customers. Hardware sales costs were lower in the second quarter of fiscal year 2007 as a result of a lower level of ASICs and Everest Controller revenues.
Gross Margin
     Our gross margin increased to 54% in the second quarter of fiscal year 2007 compared with 49% in the second quarter of fiscal year 2006. The increase in fiscal year 2007 was due primarily to a higher-than-normal level of Peerless intellectual property being sold-through on OEM devices.
Operating Expenses
     Total operating expenses for the second quarter of fiscal year 2007 increased 31% to $4.7 million, compared with $3.6 million for the same period one year ago.
•	Research and development expenses increased 62% to $2.1 million in the second quarter of fiscal year 2007 from $1.3 million in the comparable quarter of fiscal year 2006. The increase was primarily the result of increase development efforts associated with new and enhanced technologies being offered to our customers in SDK form. These include print output enhancements for lower cost imaging devices (Trapping), networking web services and security and software to utilize the new capabilities of the new Microsoft Vista operating system.

•	Sales and marketing expenses decreased 10% to $0.8 million in the second quarter of fiscal year 2007 from $0.8 million in the comparable quarter of fiscal year 2006. The decrease during the current fiscal year was the result of lower sales bonuses and commissions which are now focused on rewarding the sale of new technologies on new devices. There was also a reduction in travel expense compared to last year as a result of the timing of international travel. Offsetting these decreases was the staffing increase of two in our Japan office to enhance our capabilities in working with our customer in Japan to identify and satisfy their needs.

•	General and administrative expenses increased 27% to $1.8 million in the second quarter of fiscal year 2007 from $1.5 million in the comparable quarter of fiscal year 2006. Costs in the second quarter of fiscal year 2007 were higher as a result of higher professional services during that quarter as compared to the second quarter of fiscal 2006. It is expected that general and administrative expenses will increase approximately 10% over the next two quarters as a result of cost associated with compliance with the Sarbanes-Oxley 404 Act.
Income Taxes
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

Comparison of Six Months Ended July 31, 2006 and 2005

	Percentage of		Percentage
	Total Revenues		Change
	Six Months		Six Months
	Ended		Ended
	July 31,		July 31,
	2006	2005	2006 vs. 2005
Statements of Operations Data:
Revenues:
Product licensing	64%	50%	26%
Engineering services and maintenance	34	36	(6)
Hardware sales	2	14	(85)

Total revenues	100	100	(1)

Cost of revenues:
Product licensing	11	15	(29)
Engineering services and maintenance	25	23	7
Hardware sales	1	10	(89)

Total cost of revenues	37	49	(24)

Gross margin	63	51	21

Operating expenses:
Research and development	25	15	63
Sales and marketing	9	11	(13)
General and administrative	19	16	18

Total operating expenses	54	42	26

Income from operations	9	9	(3)
Other income, net	1	—	911

Income before income taxes	10	9	13
Provision for income taxes	—	—	(40)

Net income	10%	9%	13%

Net Income
     Our net income in the first six months of fiscal year 2007 was $1.7 million, or $0.10 per basic share and $0.09 per diluted share, compared to a net income of $1.5 million, or $0.09 per basic share and $0.09 per diluted share, in the first six months of fiscal year 2006.
Revenues
     Consolidated revenues were $16.7 million for the first six months of fiscal year 2007, compared to $16.9 million for the first six months of fiscal year 2006. Licensing revenues increased $2.2 million in the first six months of fiscal year 2007, primarily as a result of a higher level of shipments by our customers resulting in three new block licenses valued at $8.0 million. Engineering services and maintenance revenues decreased $0.3 million, primarily as a result of increased start up revenues associated with the Kyocera Development arrangement last year. Hardware sales decreased as a result of a $2.0 million decrease in sales of the Everest Controllers which were discontinued in the fourth quarter of fiscal year 2006.
Cost of Revenues
     Total cost of revenues was $6.2 million in the first six months of fiscal year 2007, compared to $8.2 million in the first six months of fiscal year 2006. Product licensing costs decreased $0.7 million in the period as a result of a higher level of our intellectual property contained in the licenses entered into during the first six months of this fiscal year. Engineering services and maintenance costs in the first six months of fiscal year 2007 were comparable to those in the first six months of fiscal 2006. Hardware sales costs were lower in the first six months of fiscal year 2007 as a result of a lower level of ASICs and Everest Controller revenues.

Gross Margin
     Our gross margin increased to 63% in the first six months of fiscal year 2007 compared with 51% in the first six months of fiscal year 2006. The increase in fiscal year 2007 was due primarily to increased margins associated with three new license agreements valued at $8.0 million being primarily our intellectual property and due to the lower level of lower margin hardware sales.
Operating Expenses
     Total operating expenses for the first six months of fiscal year 2007 increased 26% to $9 million, compared with $7.1 million for the same period one year ago.
•	Research and development expenses increased 63% to $4.2 million in the first six months of fiscal year 2007 from $2.6 million in the comparable quarter of fiscal year 2006. The increase was primarily the result of new development efforts. These include print output enhancements for lower cost imaging devices (Trapping), networking web services and security and software to utilize the new capabilities of the new Microsoft Vista operating system.

•	Sales and marketing expenses decreased 13% to $1.6 million in the first six months of fiscal year 2007 from $1.8 million in the comparable quarter of fiscal year 2006. The decrease during the current fiscal year was the result of lower sales bonuses and commissions which are now focused on rewarding the sale of new technologies on new devices. There was also a reduction in travel expense compared to last year as a result of the timing of international travel. Offsetting these decreases was the staffing increase of two in our Japan office to enhance our capabilities in working with our customer in Japan to identify and satisfy their needs.

•	General and administrative expenses increased 18% to $3.2 million in the first six months of fiscal year 2007 from $2.7 million in the comparable quarter of fiscal year 2006. Costs in the first six months of fiscal year 2007 were higher as a result of higher professional services during that quarter as compared to the first six months of fiscal 2006. It is expected that general and administrative expenses will increase approximately 10% over the next two quarters as a result of cost associated with compliance with the Sarbanes-Oxley 404 Act.
Income Taxes
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
Software Revenue Recognition
     As a result of substantial turnover in accounting staff and the retirement of the chief financial officer, the Company did not maintain effective controls over the revenue recognition process. Our controls were not adequate to capture and analyze all the various terms and conditions of all contracts to ensure proper recording of revenue contracts with standard and non-standard terms. Certain of our revenue transactions are accounted for in accordance with AICPA’s Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), as amended, which includes complex revenue recognition criteria that were not always adequately assessed. Specifically, the Company misapplied generally accepted accounting principles to a certain software license arrangements signed during the six months ended July 31, 2006. This weakness resulted in the identification of adjustments by our independent registered public accounting firm during its review of our revenues. Management has responded to the identification of this material weakness by engaging the services of an outside consultant with sufficient software revenue recognition expertise to assist in the design and development of policy and procedure to ensure that the Company’s revenues and costs are reported in accordance with SOP 97-2, as well as Staff Accounting Bulletin No. 104 “Revenue in Financial Statements” and EITF 00-21 “Revenue Arrangements with Multiple Deliverables.”
     There was no impact associated with this deficiency to the financial results for the six months ended July 31, 2006. However, the potential for a material impact exists if the discovered material weakness is not remediated. Management believes that the actions described above will achieve such remediation. Management is also implementing a process to more rigorously analyze, document and review all revenue contracts.

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
     We currently rely upon our OEM block license agreements to maintain our current revenue levels. If we were unable to continue to recognize revenue upon the execution of some of our block license agreements there may be an immediate and significant drop in the amount of revenue being reported as earned in the short term and this may have a material adverse effect on our business, results of operations and prospects.
     During the second quarter of fiscal year 2007, two customers, Kyocera-Mita Corporation and Konica-Minolta Corporation each generated greater than 10% of our revenues, and collectively contributed 83% of revenues. Block license revenues during the same period were $4.2 million, or 53% of revenues. During the second quarter of fiscal year 2006, two customers, Kyocera-Mita Corporation and Konica-Minolta each generated greater than 10% of our revenues, and collectively contributed 59% of revenues. Block license revenues during the same period were $4.4 million, or 46% of revenues.
Our existing capital resources may not be sufficient and if we are unable to raise additional capital, our business may suffer.
     Our principal source of liquidity is our cash and cash equivalents, which, as of July 31, 2006 were approximately $11.9 million in the aggregate. The current ratio of current assets to current liabilities was 3.1:1. For the six months ended July 31, 2006, our operations used $1.2 million in cash.
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
     We have licensing agreements with Adobe Systems Incorporated and Novell Inc. to bundle and sublicense their licensed products with our licensed software. These relationships accounted for $4.1 million in revenues and an associated $1.4 million in cost of revenues during the three months ended of July 31, 2006. Should the agreements with either of these vendors be terminated or canceled, there is no assurance that we could replace that source of revenue within a short period of time, if at all. Such an event would have a material adverse effect on our operating results.
We have negotiated with Adobe Systems Incorporated and Canon Inc. to remedy a contract dispute, which, if not remedied, could result in the loss of the Adobe agreement and could harm our business.
     We have negotiated with Canon Inc. regarding the PostScript sublicense agreement between us and Canon executed as of April 1, 2001. The sublicense did not include several terms required to be included in all OEM sublicenses by our license with Adobe. Although Adobe has indicated to us that it has no current intention to pursue claims for alleged breach of the Adobe Peerless PostScript Sublicensing Agreement, Adobe has not agreed to waive the requirement that the missing terms be included in the Canon sublicense. To date, we have been unable to amend the Canon sublicense in a manner acceptable to both Canon and Adobe. Furthermore, there is no assurance that we will be able to resolve the issues in a manner acceptable to both Adobe and Canon. Thus, Adobe may exercise its right to terminate its license agreement with us and take other legal action against us, if it so chooses. Termination of the Adobe agreement would have a material adverse effect on our future operating results. Approximately 34% of our revenue for the six months ended July 31, 2006 and approximately 37% of Peerless’ revenue for the six months ended July 31, 2005 were derived from its licensing arrangement with Adobe Systems Incorporated. See “We rely on relationships with Adobe Systems Incorporated and Novell Inc., and any adverse change in those relationships will harm our business” above.
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
     We continue to investigate ways to effectively increase our use of offshore engineering and test labor. In addition to the general risks of doing international business as noted below, our relationships with offshore companies pose specific risks. For example, although we have entered into confidentiality agreements with these offshore companies, we cannot ensure that they will not end their relationships with us and use information they gain from their relationship with us to launch competing products or offer competing services. Similarly, we cannot assure you that key personnel of these offshore companies will not be successfully solicited by our competitors especially in geographic regions where aggressive solicitation of skilled personal is common, such as India and China. Should these companies, their personnel or others with specific knowledge of our business and technology, decide to compete with us, it could significantly harm our business.
The impact of Microsoft’s Vista™ operating system could have an adverse impact on our future licensing revenues.
     Among the changes announced for Microsoft’s Vista™ operating system are fundamental changes to the printing and networking subsystems within the operating system. Of particular relevance to us is Microsoft’s development of a new page description language, or PDL, and peripheral device connectivity methods, the format of which would be licensed by Microsoft on a royalty-free basis to both OEMs and 3rd party technology providers such as us. Should we fail to support these technologies on a timely basis, or should OEMs decide to support these technologies on their own without the use of our products, it could have an adverse impact on our potential licensing revenues from these enhanced products. In addition, to the extent that our current PDL products are perceived as being gradually rendered obsolete over the long term by these new Microsoft technologies, it could have an adverse impact on our ability to generate new sales of our current PDL products.
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
     Our monochrome technology and products have been in the marketplace for an average of more than 34 months as of July 31, 2006. The average age of current technology and products in the marketplace reflects the aging of our monochrome technology and products. Although we continue to license our current technology and products to certain OEMs, there can be no assurance that the OEMs will continue to need or utilize the products and technology we currently offer.

     We have a history of losses.
     Although we were profitable in the first six months of fiscal year 2007 and were profitable in fiscal year 2006, we had been unprofitable in four of the previous five fiscal years. There is no assurance that we will continue to be profitable at any time in the future.
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
     Our net trade accounts receivable was $1.6 million as of July 31, 2006, a decrease from $2.1 million as of January 31, 2006. Although we believe that our reserves for accounts receivable are adequate for the remainder of fiscal year 2007, our reserves may prove to be inadequate. If our reserves for accounts receivable are inadequate, it could have a material adverse effect on our results of operations.
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
     Our common stock has experienced price volatility. In the 60-day period ending September 7, 2006, the closing price of the stock ranged from $2.93 per share to $7.17 per share, and, since the beginning of fiscal year 2006, the stock has closed as low as $1.31 per share. Such price volatility may occur in the future. Factors that could affect the trading price of our common stock include:
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
Section 404 of SOX requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and assess on an on-going basis the design and operating effectiveness of the internal control structure and procedures for financial reporting. Our independent registered public accounting firm will be required to attest audit both the design and operating effectiveness of our internal controls and management’s assessment of the design and the effectiveness of our internal controls beginning with the fiscal year ending on January 31, 2007 because we became an accelerated filer as defined by the SEC rules on July 31, 2006. As such, we will be required to comply with Section 404 of the Sarbanes-Oxley Act. If we are unable to remediate material weaknesses, our independent registered public accounting firm would be required to issue an adverse opinion on our internal controls. During management’s assessment of internal controls for the first quarter of fiscal year 2007, management determined that a material weakness existed with regard to our revenue recognition process. The material weakness if not remediated, could have a material adverse effect on our results of operation in future periods. To remediate the weakness, management has engaged the services of a consultant with sufficient expertise in revenue recognition to assist us in the development of controls that will reduce the risk of future errors. Management believes that these actions will completely remediate the weakness and that there will be no material impact on our results of operation and no misleading results will be reported as a result of the weakness.

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
If the digital imaging market does not accept all or some of our semiconductor hardware strategy and our plans to leverage our IP licensing sales to OEMs, or takes more time to accept our solutions than we expect, the growth of our business may be harmed.”
     A significant element of our growth strategy consists of reducing the total cost of imaging products by incorporating our intellectual property (IP) into complex semiconductor chips used in digital imaging. Our semiconductor hardware strategy has several components: 1) the licensing of specific technologies to OEMs and chip manufacturers, 2) design and fabless manufacture and sale of ASIC (Application Specific Integrated Circuit) devices to OEMs and 3) support and licensing of specific technologies to SoC (System on a Chip) suppliers who sell to the devices to OEMs. Our business model also includes leveraging the semiconductor IP by additionally licensing software to OEMs after the ASIC or SoC devices have been sold to the OEMs . If the digital imaging market does not accept our solutions, or takes more time to accept our solutions than we expect, the growth of our business may be harmed. Our digital imaging strategy may not be accepted by the marketplace as rapidly as we anticipate, or at all, for many reasons, including, among others, lack of perceived need by customers, uncertainty as to whether the benefits outweigh the cost, the availability of alternative solutions and the unwillingness of manufacturers to use new or unproven products. In March 2006, we entered into our first SoC development agreement with PMC-Sierra Corporation (“PMC”). In June 2006, PMC terminated this agreement.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3 — Defaults Upon Senior Securities.
     None.
Item 4 — Submission of Matters to a Vote of Security Holders.
     None.

Item 5 — Other Information
     None.
Item 6 — Exhibits
     Exhibits:
10.1	Letter of agreement relating to the employment of John V. Rigali as Vice President and Chief Financial Officer.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Peerless Systems Corporation

	By:	/s/ Howard J. Nellor Howard J. Nellor
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 14, 2006

	By:	/s/ John V. Rigali John V. Rigali
Vice President of Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: September 14, 2006

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Letter of agreement relating to the employment of John V. Rigali as Vice President and Chief Financial Officer.[1]

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

[1]	Filed herewith.