Form 10-K/A
period 2006-01-31
PEERLESS SYSTEMS CORP
filed 2006-10-26
CIK 897893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
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
Common Stock, $.001 Par Value Per Share
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐       No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐       No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
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

PART IV
Item 15. Exhibits, Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX
EXHIBIT 10.99
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report of Peerless Systems Corporation (the “Company”) on Form 10-K for the fiscal year ended January 31, 2006 is being filed to refile the Development Agreement between PMC-Sierra Corporation and the Company, dated March 27, 2006 (the “Agreement”), as Exhibit 10.99. This Exhibit 10.99 replaces in its entirety the Exhibit 10.99 that was filed with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006, filed with the Securities and Exchange Commission on May 1, 2006. The Agreement is being refiled in response to comments received from the staff of the Securities and Exchange Commission on a confidential treatment request for certain portions of the Agreement. The only items filed herewith are Item 15(b), the signature page, and the certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350. With the exception of the foregoing, no other information in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 has been supplemented, updated or amended.

PART IV
Item 15. Exhibits, Financial Statement Schedules
     (b) Exhibits:
     The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit Number
3.1(1)	Certificate of Incorporation of the Company.

3.2(9)	Amended and Restated Bylaws of the Company.

4.1	Instruments defining the rights of security holders. Reference is made to Exhibits 3.1 and 3.2.

4.2(4)	Rights Agreement, dated October 7, 1998, between the Company and Wells Fargo Shareowner Services, a division of Wells Fargo Bank Minnesota, N.A., formerly known as Norwest Shareowner Services, as Rights Agent.

10.1(10)(2)	1996 Equity Incentive Plan, as amended and form of stock option agreements thereunder.

10.2(11)(2)	1996 Employee Stock Purchase Plan, as amended.

10.3(1)(3)	Reference Post Appendix No. 2 to the Adobe Third Party License dated February 11, 1993.

10.4(1)	Amendment No. 1 to the Adobe Third Party License dated November 29, 1993.

10.5(1)(3)	PCL Development and License Agreement (the ‘PCL License ”) dated June 14, 1993, between the Registrant and Adobe.

10.6(1)(3)	Amendment No. 1 to the PCL License dated October 31, 1993.

10.7(1)(3)	Letter Modification to the PCL License dated August 5, 1994.

10.8(1)(3)	Addendum No. 1 to the PCL License dated March 31, 1995.

10.9(1)(3)	Letter Modification to the PCL License dated August 30, 1995.

10.10(1)	Lease Agreement between the Company and Continental Development Corporation dated February 6, 1992, and Addendum, dated February 6, 1992.

10.11(1)	First Amendment to Office Lease dated December 1, 1995, between the Company and Continental Development Corporation.

10.12(5)	Second Amendment to Office Lease dated April 8, 1997, between the Company and Continental Development Corporation.

10.13(5)	Third Amendment to Office Lease dated December 16, 1997, between the Company and Continental Development Corporation.

10.14(6)	Fourth Amendment to Office Lease dated April 22, 1998, between the Company and Continental Development Corporation.

10.15(7)	Agreement and Plan of reorganization and Merger by and among Peerless Systems Corporation, Auco Merger and Auco, Inc. dated as of April 6, 1999.

10.16(8)	Marubun Supplier/Distribution Agreement dated December 14, 1999.

10.17(8)	Lease PSN McKelvy Family Trust (386 Main Street) Standard Industrial/Commercial Single-Tenant dated March 14, 1997.

10.18(8)	Lease PSIP Kent Centennial Limited Partnership dated January 31, 1996.

10.19(2)(12)	Form of Indemnification Agreement, effective as of March 12, 2001.

10.20(13)	Settlement Agreement and Mutual Release dated April 11, 2001 between Peerless Systems Corporation and Gordon L. Hanson.

10.21(9)	Settlement Agreement and Mutual Release, effective as of April 27, 2001, by and among the State of Wisconsin Investment Board, Peerless Systems Corporation and Edward A. Gavaldon.

10.22(14)	Series A Preferred Stock Purchase Agreement dated January 29, 2002 by and among Netreon, Inc., a Delaware corporation, Netreon, Inc., a California corporation and each of the several purchasers named therein.

10.23(14)	Series A Preferred Stock Contribution Agreement dated January 29, 2002 by and between Netreon, Inc., a Delaware corporation and Peerless Systems Corporation.

10.24(3)(15)	Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and the Company effective as of July 23, 1999.

10.25(3)(15)	Custom Sales Agreement between the Company and International Business Machines effective as of April 23, 2001.

10.26(3)(15)	Master Technology License Agreement dated January 16, 2000 between Konica Corporation and Peerless Systems Corporation.

Exhibit Number
10.27(3)(15)	License Software Addendum #1 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 16, 2000.

10.28(3)(15)	License Software Addendum #2 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 19, 2000.

10.29(3)(15)	License Software Addendum #3 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of July 21, 2000.

10.30(3)(15)	License Software Addendum #4 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of March 1, 2001.

10.31(3)(15)	License Software Addendum #5 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of July 1, 2001.

10.32(3)(15)	License Software Addendum #7 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 1, 2002.

10.33(3)(15)	License Software Addendum #8 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 1, 2002.

10.34(3)(15)	License Software Addendum #9 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 1, 2002.

10.35(15)	Master Technology License Agreement dated April 1, 1997 between Kyocera Corporation and Peerless Systems Corporation.

10.36(3)(15)	Licensed Software Addendum #1 to Master Technology License Agreement by and between Kyocera Corporation and the Company effective as of December 28, 1999.

10.37(3)(15)	Amendment #3 to Licensed Software Addendum #1 to Master Technology License Agreement by and between Kyocera Corporation and the Company effective as of September 28, 2001.

10.38(3)(15)	Licensed Software Addendum #3 to Master Technology License Agreement by and between Kyocera Mita Corporation and the Company effective as of May 1, 2002.

10.39(3)(15)	Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc.

10.40(3)(15)	Licensed System Addendum No. 1 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc.

10.41(3)(15)	Licensed System Addendum No. 2 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc.

10.42(3)(15)	Licensed System Addendum No. 3 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc. effective as of August 25, 2000.

10.43(3)(15)	Attachment #1 to Licensed System Addendum #3 by and between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated March 1, 2001.

10.44(3)(15)	Attachment #2 to Licensed System Addendum #3 by and between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated July 1, 2001.

10.45(3)(15)	Licensed System Addendum No. 4 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc. effective as of February 1, 2002.

10.46(15)	Master Technology License Agreement dated April 1, 2000 between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc.

10.47(3)(15)	Licensed System Addendum #1 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. dated April 1, 2000.

10.48(3)(15)	Licensed System Addendum #2 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc.

10.49(3)(15)	Licensed System Addendum #3 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc.

10.50(3)(15)	Attachment #1 to Licensed System Addendum #3 by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. dated May 1, 2001.

10.51(3)(15)	Attachment #2 to Licensed System Addendum #3 by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. dated July 23, 2001.

10.52(3)(15)	Licensed System Addendum #4 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. effective as of October 19, 2001.

10.53(3)(15)	Licensed System Addendum #5 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. effective as of December 1, 2001.

10.54(3)(15)	Licensed System Addendum #6 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. effective as of April 30, 2002.

Exhibit Number
10.55(3)(15)	Nest Office SDK Development and Reseller Agreement Statement of Work 8 to BDA No. N-A-1 between and Novell, Inc. and Peerless Systems Networking effective as of August 17, 1999.

10.56(3)(15)	Amendment No. 1 to Nest Office SDK Development and Reseller Agreement Statement of Work 8 to BDA No. N-A-1 between and Novell, Inc. and Peerless Systems Networking effective as of August 17, 1999.

10.57(15)	Business Development Agreement by and between Novell and Auco, Inc effective as of September 6, 1996.

10.58(16)	Amendment No. 4 to Licensed System Addendum No. 4 dated February 1, 2002 by and between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated September 1, 2002. (15)

10.59(16)	Amendment No. 3 to Postscript Software Development Agreement by and between Adobe Systems Incorporated and the Company dated October 25, 2002.

10.60(3)(17)	Amendment No. 1 to Licensed System Agreement No. 7 dated November 1, 2001 by and between Konica Corporation and Peerless Systems Corporation dated January 1, 2003.

10.61(3)(17)	Licensed System Agreement Addendum No. 10 to Master Technology License Agreement dated January 16, 2000 by and between Konica Corporation and Peerless Systems Corporation dated January 17, 2003.

10.62(3)(17)	Licensed System Addendum #8 to Master Technology License Agreement dated April 1, 2000 by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. effective as of January 6, 2003.

10.63(3)(18)	Amendment No. 4 to the Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of July 31, 2003.

10.64(3)(18)	Amendment No. 10 to the Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of July 31, 2003.

10.65(3)(19)	Amendment No. 5 to Licensed System Addendum No. 4 between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated February 1, 2002.

10.66(3)(19)	Amendment No. 8 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of September 30, 2003.

10.67(3)(19)	Amendment No. 9 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of September 15, 2003.

10.68(3)(19)	Amendment No. 12 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of September 22, 2003.

10.69(20)	Licensed Software Addendum No. 14 to Master Technology License Agreements dated January 16, 2000 and June 12, 1997 by and between KonicaMinolta Business Technologies, Inc. and Peerless Systems Corporation, effective as of October 31, 2003

10.70(20)	Amendment #2 to the LSA #9 by and between KonicaMinolta Business Technologies, Inc. and Peerless Systems Corporation, effective as of November 1, 2003

10.71(20)	Amendment No. 5 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of December 16, 2003.

10.72(20)	Amendment No. 6 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of July 31, 2002.

10.73(20)	Amendment No. 7 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of May 22, 2003.

10.74(20)	Amendment No. 11 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of February 9, 2004.

10.75(20)	Amendment No. 14 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of December 16, 2003.

10.76(20)	Amendment No. 15 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 6, 2004.

10.77(2)(20)	Change in Control Agreement of Chief Executive Officer.

10.78(2)(20)	Form of Change in Control Agreement of certain members of senior management.

10.79(2)(20)	Form of Transaction Incentive Plan of certain members of senior management.

10.80(21)	Amendment No. 16 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 6, 2004.

10.81(21)	Licensed Software Addendum #5 to Master Technology License Agreement dated April 1, 1997, entered into as of February 17, 2004.

10.82(21)	Amendment No. 19 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of April 1, 2004.

10.83(22)	Amendment to Lease between BIT Holdings Forty-Eight, Inc. and Peerless Systems Imaging Products, Inc. as of October 1, 2004.

Exhibit Number
10.84(22)	Amendment No. 17 to the Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, Effective as of 15 October, 2004.

10.85(22)	Silicon Valley Bank Loan and Security Agreement between Silicon Valley Bank and Peerless Systems Corporation dated October 27, 2004.

10.86(23)	Memorandum of Understanding by and between Kyocera Mita Corporation and Peerless Systems Corporation, effective as of February 1, 2005.

10.87(23)	Amendment No. 21 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 1, 2005.

10.91(23)	Amendment No. 18 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 1, 2005.

10.92(23)	Peerless Systems Corporation 2005 Incentive Award Plan.

10.93(23)	Amendment No. 23 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 1, 2005.

10.94(23)	Peerless Systems Corporation Amended and Restated Transaction Incentive Plan.

10.95(24)	Amendment No. 22 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of October 14, 2005.

10.96(24)	Amendment No. 24 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of October 14, 2005.

10.97(24)	Amendment No. 26 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of October 13, 2005.

10.98(24)	Amendment No. 27 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of November 1, 2005.

10.99(25)	Development Agreement between PMC-Sierra Corporation and Peerless Systems Corporation, dated March 27, 2006.

21 (26)	Registrant’s Wholly-Owned Subsidiaries.

23.1 (26)	Consent of Independent Registered Public Accounting Firm.

24.1 (26)	Power of Attorney. Reference is made to the signature page to the Annual Report on Form 10-K for the year ended January 31, 2006.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed in the Company’s Registration Statement on Form S-1 (File No. 333-09357), as amended and incorporated herein by reference.

(2)	Management contract or compensatory plan or arrangement.

(3)	Subject to a Confidential Treatment Order.

(4)	Previously filed in the Company’s Current Report on Form 8-K, filed October 13, 1999, and incorporated herein by reference.

(5)	Previously filed in the Company’s 1998 Annual Report filed on Form 10-K, filed April 24, 1998, and incorporated herein by reference.

(6)	Previously filed in the Company’s 1999 Annual Report filed on Form 10-K, filed April 26, 1999, and incorporated herein by reference.

(7)	Previously filed in the Company’s Registration Statement on Form S-4 (File No. 333-77049) as amended and incorporated herein by reference.

(8)	Previously filed in the Company’s 2000 Annual Report filed on Form 10-K, filed April 28, 2000, and incorporated herein by reference.

(9)	Previously filed in the Company’s Current Report on Form 8-K, filed July 2, 2001, and incorporated herein by reference.

(10)	Previously filed in the Company’s Registration Statement on Form S-8 (File No. 333-73562), filed November 16, 2001, and incorporated herein by reference.

(11)	Previously filed in the Company’s Registration Statement on Form S-8 (File No. 333-57362), filed March 21, 2001, and incorporated herein by reference.

(12)	Previously filed in the Company’s Amendment No. 4 to its Registration Statement on Form S-3 (File No. 333-60284), filed July 27, 2001, and incorporated herein by reference.

(13)	Previously filed in the Company’s 2001 Annual Report filed on Form 10-K, filed May 1, 2001, and incorporated herein by reference.

(14)	Previously filed in the Company’s 2002 Annual Report on Form 10-K, filed May 1, 2002, and incorporated herein by reference.

(15)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2002, filed September 16, 2002, and incorporated herein by reference.

(16)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2002, filed December 16, 2002, and incorporated herein by reference.

(17)	Previously filed in the Company’s 2003 Annual Report on Form 10-K filed May 1, 2003, and incorporated herein by reference.

(18)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2003, filed September 15, 2003, and incorporated herein by reference.

(19)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2003, filed December 15, 2003, and incorporated herein by reference.

(20)	Previously filed in the Company’s 2004 Annual Report on Form 10-K filed April 30, 2004, and incorporated herein by reference.

(21)	Previously filed in the Company’s Quarterly Report for the period ended April 30, 2004, filed June 14, 2004, and incorporated herein by reference.

(22)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2004, filed December 15, 2004, and incorporated herein by reference.

(23)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2005, filed December 15, 2004, and incorporated herein by reference.

(24)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2005, filed December 15, 2004, and incorporated herein by reference.

(25)	Confidential treatment has been requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission. Replaces Exhibit 10.99 previously filed in the Company’s Annual Report for the fiscal year ended January 31, 2006, filed May 1, 2006.

(26)	Previously filed in the Company’s Annual Report for the year ended January 31, 2006, filed May 1, 2006, and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of October, 2006.

Peerless Systems Corporation
By:	/s/ JOHN V. RIGALI

John V. Rigali
Vice President of Finance and Chief Financial Officer

Signature	Title	Date
/s/ HOWARD J. NELLOR Howard J. Nellor	Chief Executive Officer, President & Director (Principal Executive Officer)	October 26, 2006

* Robert G. Barrett	Director	October 26, 2006

* Louis C. Cole	Director	October 26, 2006

* Thomas G. Rotherham	Director	October 26, 2006

/s/ JOHN V. RIGALI John V. Rigali	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	October 26, 2006

*By	/s/ HOWARD J. NELLOR Howard J. Nellor Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number
3.1(1)	Certificate of Incorporation of the Company.

3.2(9)	Amended and Restated Bylaws of the Company.

4.1	Instruments defining the rights of security holders. Reference is made to Exhibits 3.1 and 3.2.

4.2(4)	Rights Agreement, dated October 7, 1998, between the Company and Wells Fargo Shareowner Services, a division of Wells Fargo Bank Minnesota, N.A., formerly known as Norwest Shareowner Services, as Rights Agent.

10.1(10)(2)	1996 Equity Incentive Plan, as amended and form of stock option agreements thereunder.

10.2(11)(2)	1996 Employee Stock Purchase Plan, as amended.

10.3(1)(3)	Reference Post Appendix No. 2 to the Adobe Third Party License dated February 11, 1993.

10.4(1)	Amendment No. 1 to the Adobe Third Party License dated November 29, 1993.

10.5(1)(3)	PCL Development and License Agreement (the ‘PCL License ”) dated June 14, 1993, between the Registrant and Adobe.

10.6(1)(3)	Amendment No. 1 to the PCL License dated October 31, 1993.

10.7(1)(3)	Letter Modification to the PCL License dated August 5, 1994.

10.8(1)(3)	Addendum No. 1 to the PCL License dated March 31, 1995.

10.9(1)(3)	Letter Modification to the PCL License dated August 30, 1995.

10.10(1)	Lease Agreement between the Company and Continental Development Corporation dated February 6, 1992, and Addendum, dated February 6, 1992.

10.11(1)	First Amendment to Office Lease dated December 1, 1995, between the Company and Continental Development Corporation.

10.12(5)	Second Amendment to Office Lease dated April 8, 1997, between the Company and Continental Development Corporation.

10.13(5)	Third Amendment to Office Lease dated December 16, 1997, between the Company and Continental Development Corporation.

10.14(6)	Fourth Amendment to Office Lease dated April 22, 1998, between the Company and Continental Development Corporation.

10.15(7)	Agreement and Plan of reorganization and Merger by and among Peerless Systems Corporation, Auco Merger and Auco, Inc. dated as of April 6, 1999.

10.16(8)	Marubun Supplier/Distribution Agreement dated December 14, 1999.

10.17(8)	Lease PSN McKelvy Family Trust (386 Main Street) Standard Industrial/Commercial Single-Tenant dated March 14, 1997.

10.18(8)	Lease PSIP Kent Centennial Limited Partnership dated January 31, 1996.

10.19(2)(12)	Form of Indemnification Agreement, effective as of March 12, 2001.

10.20(13)	Settlement Agreement and Mutual Release dated April 11, 2001 between Peerless Systems Corporation and Gordon L. Hanson.

10.21(9)	Settlement Agreement and Mutual Release, effective as of April 27, 2001, by and among the State of Wisconsin Investment Board, Peerless Systems Corporation and Edward A. Gavaldon.

10.22(14)	Series A Preferred Stock Purchase Agreement dated January 29, 2002 by and among Netreon, Inc., a Delaware corporation, Netreon, Inc., a California corporation and each of the several purchasers named therein.

10.23(14)	Series A Preferred Stock Contribution Agreement dated January 29, 2002 by and between Netreon, Inc., a Delaware corporation and Peerless Systems Corporation.

10.24(3)(15)	Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and the Company effective as of July 23, 1999.

10.25(3)(15)	Custom Sales Agreement between the Company and International Business Machines effective as of April 23, 2001.

10.26(3)(15)	Master Technology License Agreement dated January 16, 2000 between Konica Corporation and Peerless Systems Corporation.

10.27(3)(15)	License Software Addendum #1 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 16, 2000.

10.28(3)(15)	License Software Addendum #2 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 19, 2000.

Exhibit Number
10.29(3)(15)	License Software Addendum #3 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of July 21, 2000.

10.30(3)(15)	License Software Addendum #4 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of March 1, 2001.

10.31(3)(15)	License Software Addendum #5 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of July 1, 2001.

10.32(3)(15)	License Software Addendum #7 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 1, 2002.

10.33(3)(15)	License Software Addendum #8 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 1, 2002.

10.34(3)(15)	License Software Addendum #9 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 1, 2002.

10.35(15)	Master Technology License Agreement dated April 1, 1997 between Kyocera Corporation and Peerless Systems Corporation.

10.36(3)(15)	Licensed Software Addendum #1 to Master Technology License Agreement by and between Kyocera Corporation and the Company effective as of December 28, 1999.

10.37(3)(15)	Amendment #3 to Licensed Software Addendum #1 to Master Technology License Agreement by and between Kyocera Corporation and the Company effective as of September 28, 2001.

10.38(3)(15)	Licensed Software Addendum #3 to Master Technology License Agreement by and between Kyocera Mita Corporation and the Company effective as of May 1, 2002.

10.39(3)(15)	Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc.

10.40(3)(15)	Licensed System Addendum No. 1 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc.

10.41(3)(15)	Licensed System Addendum No. 2 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc.

10.42(3)(15)	Licensed System Addendum No. 3 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc. effective as of August 25, 2000.

10.43(3)(15)	Attachment #1 to Licensed System Addendum #3 by and between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated March 1, 2001.

10.44(3)(15)	Attachment #2 to Licensed System Addendum #3 by and between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated July 1, 2001.

10.45(3)(15)	Licensed System Addendum No. 4 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc. effective as of February 1, 2002.

10.46(15)	Master Technology License Agreement dated April 1, 2000 between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc.

10.47(3)(15)	Licensed System Addendum #1 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. dated April 1, 2000.

10.48(3)(15)	Licensed System Addendum #2 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc.

10.49(3)(15)	Licensed System Addendum #3 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc.

10.50(3)(15)	Attachment #1 to Licensed System Addendum #3 by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. dated May 1, 2001.

10.51(3)(15)	Attachment #2 to Licensed System Addendum #3 by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. dated July 23, 2001.

10.52(3)(15)	Licensed System Addendum #4 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. effective as of October 19, 2001.

10.53(3)(15)	Licensed System Addendum #5 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. effective as of December 1, 2001.

10.54(3)(15)	Licensed System Addendum #6 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. effective as of April 30, 2002.

Exhibit Number
10.55(3)(15)	Nest Office SDK Development and Reseller Agreement Statement of Work 8 to BDA No. N-A-1 between and Novell, Inc. and Peerless Systems Networking effective as of August 17, 1999.

10.56(3)(15)	Amendment No. 1 to Nest Office SDK Development and Reseller Agreement Statement of Work 8 to BDA No. N-A-1 between and Novell, Inc. and Peerless Systems Networking effective as of August 17, 1999.

10.57(15)	Business Development Agreement by and between Novell and Auco, Inc effective as of September 6, 1996.

10.58(16)	Amendment No. 4 to Licensed System Addendum No. 4 dated February 1, 2002 by and between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated September 1, 2002. (15)

10.59(16)	Amendment No. 3 to Postscript Software Development Agreement by and between Adobe Systems Incorporated and the Company dated October 25, 2002.

10.60(3)(17)	Amendment No. 1 to Licensed System Agreement No. 7 dated November 1, 2001 by and between Konica Corporation and Peerless Systems Corporation dated January 1, 2003.

10.61(3)(17)	Licensed System Agreement Addendum No. 10 to Master Technology License Agreement dated January 16, 2000 by and between Konica Corporation and Peerless Systems Corporation dated January 17, 2003.

10.62(3)(17)	Licensed System Addendum #8 to Master Technology License Agreement dated April 1, 2000 by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. effective as of January 6, 2003.

10.63(3)(18)	Amendment No. 4 to the Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of July 31, 2003.

10.64(3)(18)	Amendment No. 10 to the Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of July 31, 2003.

10.65(3)(19)	Amendment No. 5 to Licensed System Addendum No. 4 between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated February 1, 2002.

10.66(3)(19)	Amendment No. 8 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of September 30, 2003.

10.67(3)(19)	Amendment No. 9 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of September 15, 2003.

10.68(3)(19)	Amendment No. 12 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of September 22, 2003.

10.69(20)	Licensed Software Addendum No. 14 to Master Technology License Agreements dated January 16, 2000 and June 12, 1997 by and between KonicaMinolta Business Technologies, Inc. and Peerless Systems Corporation, effective as of October 31, 2003

10.70(20)	Amendment #2 to the LSA #9 by and between KonicaMinolta Business Technologies, Inc. and Peerless Systems Corporation, effective as of November 1, 2003

10.71(20)	Amendment No. 5 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of December 16, 2003.

10.72(20)	Amendment No. 6 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of July 31, 2002.

10.73(20)	Amendment No. 7 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of May 22, 2003.

10.74(20)	Amendment No. 11 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of February 9, 2004.

Exhibit Number
10.75(20)	Amendment No. 14 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of December 16, 2003.

10.76(20)	Amendment No. 15 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 6, 2004.

10.77(2)(20)	Change in Control Agreement of Chief Executive Officer.

10.78(2)(20)	Form of Change in Control Agreement of certain members of senior management.

10.79(2)(20)	Form of Transaction Incentive Plan of certain members of senior management.

10.80(21)	Amendment No. 16 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 6, 2004.

10.81(21)	Licensed Software Addendum #5 to Master Technology License Agreement dated April 1, 1997, entered into as of February 17, 2004.

10.82(21)	Amendment No. 19 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of April 1, 2004.

10.83(22)	Amendment to Lease between BIT Holdings Forty-Eight, Inc. and Peerless Systems Imaging Products, Inc. as of October 1, 2004.

10.84(22)	Amendment No. 17 to the Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, Effective as of 15 October, 2004.

10.85(22)	Silicon Valley Bank Loan and Security Agreement between Silicon Valley Bank and Peerless Systems Corporation dated October 27, 2004.

10.86(23)	Memorandum of Understanding by and between Kyocera Mita Corporation and Peerless Systems Corporation, effective as of February 1, 2005.

10.87(23)	Amendment No. 21 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 1, 2005.

10.91(23)	Amendment No. 18 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 1, 2005.

10.92(23)	Peerless Systems Corporation 2005 Incentive Award Plan.

10.93(23)	Amendment No. 23 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 1, 2005.

10.94(23)	Peerless Systems Corporation Amended and Restated Transaction Incentive Plan.

10.95(24)	Amendment No. 22 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of October 14, 2005.

10.96(24)	Amendment No. 24 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of October 14, 2005.

10.97(24)	Amendment No. 26 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of October 13, 2005.

10.98(24)	Amendment No. 27 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of November 1, 2005.

10.99(25)	Development Agreement between PMC-Sierra Corporation and Peerless Systems Corporation, dated March 27, 2006.

21 (26)	Registrant’s Wholly-Owned Subsidiaries.

23.1 (26)	Consent of Independent Registered Public Accounting Firm.

24.1 (26)	Power of Attorney. Reference is made to the signature page to the Annual Report on Form 10-K for the year ended January 31, 2006.

Exhibit Number
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed in the Company’s Registration Statement on Form S-1 (File No. 333-09357), as amended and incorporated herein by reference.

(2)	Management contract or compensatory plan or arrangement.

(3)	Subject to a Confidential Treatment Order.

(4)	Previously filed in the Company’s Current Report on Form 8-K, filed October 13, 1999, and incorporated herein by reference.

(5)	Previously filed in the Company’s 1998 Annual Report filed on Form 10-K, filed April 24, 1998, and incorporated herein by reference.

(6)	Previously filed in the Company’s 1999 Annual Report filed on Form 10-K, filed April 26, 1999, and incorporated herein by reference.

(7)	Previously filed in the Company’s Registration Statement on Form S-4 (File No. 333-77049) as amended and incorporated herein by reference.

(8)	Previously filed in the Company’s 2000 Annual Report filed on Form 10-K, filed April 28, 2000, and incorporated herein by reference.

(9)	Previously filed in the Company’s Current Report on Form 8-K, filed July 2, 2001, and incorporated herein by reference.

(10)	Previously filed in the Company’s Registration Statement on Form S-8 (File No. 333-73562), filed November 16, 2001, and incorporated herein by reference.

(11)	Previously filed in the Company’s Registration Statement on Form S-8 (File No. 333-57362), filed March 21, 2001, and incorporated herein by reference.

(12)	Previously filed in the Company’s Amendment No. 4 to its Registration Statement on Form S-3 (File No. 333-60284), filed July 27, 2001, and incorporated herein by reference.

(13)	Previously filed in the Company’s 2001 Annual Report filed on Form 10-K, filed May 1, 2001, and incorporated herein by reference.

(14)	Previously filed in the Company’s 2002 Annual Report on Form 10-K, filed May 1, 2002, and incorporated herein by reference.

(15)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2002, filed September 16, 2002, and incorporated herein by reference.

(16)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2002, filed December 16, 2002, and incorporated herein by reference.

(17)	Previously filed in the Company’s 2003 Annual Report on Form 10-K filed May 1, 2003, and incorporated herein by reference.

(18)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2003, filed September 15, 2003, and incorporated herein by reference.

(19)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2003, filed December 15, 2003, and incorporated herein by reference.

(20)	Previously filed in the Company’s 2004 Annual Report on Form 10-K filed April 30, 2004, and incorporated herein by reference.

(21)	Previously filed in the Company’s Quarterly Report for the period ended April 30, 2004, filed June 14, 2004, and incorporated herein by reference.

(22)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2004, filed December 15, 2004, and incorporated herein by reference.

(23)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2005, filed December 15, 2004, and incorporated herein by reference.

(24)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2005, filed December 15, 2004, and incorporated herein by reference.

(25)	Confidential treatment has been requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission. Replaces Exhibit 10.99 previously filed in the Company’s Annual Report for the fiscal year ended January 31, 2006, filed May 1, 2006.

(26)	Previously filed in the Company’s Annual Report for the year ended January 31, 2006, filed May 1, 2006, and incorporated herein by reference.