Form 10-Q
period 2006-10-31
PEERLESS SYSTEMS CORP
filed 2006-12-14
CIK 897893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2006
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐       Accelerated Filer ☐       Non-Accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of Common Stock outstanding as of November 24, 2006 was 17,152,015

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
     Statements made by us in this report and in other reports and statements released by us that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management based on our current estimates, expectations, forecasts and projections and include comments that express our current opinions about trends and factors that may impact future operating results. Disclosures that use words such as we “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect,” “project” or the negative of these, as well as similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in Part I, Item 2. below and “Risk Factors” in Part II, Item 1A. below. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below. Except as required under the federal securities laws and the rules and regulations of the U.S. Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise. The Private Securities Litigation Reform Act of 1995 (the “PSLRA”) provides certain “safe harbor” provisions for forward-looking statements. All forward- looking statements made in this report are made pursuant to the PSLRA.

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements.
PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 31,	January 31,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$12,744	$13,220
Trade accounts receivable, net	5,608	2,128

Unbilled receivables	2,068	3,032

Inventory	107	—
Prepaid expenses and other current assets	655	559

Total current assets	21,182	18,939
Property and equipment, net	679	904
Other assets	159	191

Total assets	$22,020	$20,034

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$287	$479
Accrued wages	1,255	693
Accrued compensated absences	988	872
Accrued product licensing costs	3,784	4,325
Other current liabilities	408	743
Deferred revenue	458	708

Total current liabilities	7,180	7,820
Other liabilities	430	275

Total liabilities	7,610	8,095
Stockholders’ equity:
Common stock	17	17
Additional paid-in capital	51,718	50,939
Accumulated deficit	(37,227)	(38,925)
Accumulated other comprehensive income	15	21
Treasury stock, 150 shares, at cost	(113)	(113)

Total stockholders’ equity	14,410	11,939

Total liabilities and stockholders’ equity	$22,020	$20,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 31		October 31
	2006	2005	2006	2005
Revenues:
Product licensing	$4,954	$5,854	$15,624	$14,332
Engineering services and maintenance	2,989	3,194	8,664	9,207
Hardware sales	37	598	392	2,980

Total revenues	7,980	9,646	24,680	26,519

Cost of revenues:
Product licensing	2,005	2,179	3,856	4,778
Engineering services and maintenance	2,355	1,929	6,558	5,844
Hardware sales	246	566	428	2,282

Total cost of revenues	4,606	4,674	10,842	12,904

Gross margin	3,374	4,972	13,838	13,615

Operating expenses:
Research and development	1,300	1,487	5,473	4,052
Sales and marketing	779	809	2,328	2,592
General and administrative	1,423	1,623	4,656	4,356

Total operating expenses	3,502	3,919	12,457	11,000

Income (loss) from operations	(128)	1,053	1,381	2,615

Other income (expense)	106	(1)	325	(28)

Income (loss) before income taxes	(22)	1,052	1,706	2,587
Provision (benefit) for income taxes	(4)	7	8	28

Net income (loss)	$(18)	$1,045	$1,698	$2,559

Basic earnings per share	$0.00	$0.06	$0.10	$0.16

Diluted earnings per share	$0.00	$0.06	$0.09	$0.14

Weighted average common shares outstanding — basic	17,147	16,585	17,082	16,405

Weighted average common shares outstanding — diluted	17,147	18,795	19,101	18,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	October 31,
	2006	2005
Cash flows from operating activities:
Net income	$1,698	$2,559
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	687	1,058
Share-based compensation	431	—
Other	(6)	—
Changes in operating assets and liabilities:
Trade accounts receivables	(3,480)	(906)
Unbilled receivables	789	(1,200)
Inventory	(107)	660
Prepaid expenses and other assets	33	(68)
Accounts payable	(192)	(420)
Accrued product licensing costs	(541)	1,166
Deferred revenue	(75)	(291)
Other liabilities	498	1,325

Net cash provided by (used in) operating activities	(265)	3,883

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	—	1,014
Purchases of property and equipment	(209)	(157)
Purchases of software licenses	(350)	(348)

Net cash (used) provided by investing activities	(559)	509

Cash flows from financing activities:

Proceeds from issuance of common stock	—	440

Proceeds from exercise of common stock options	348	456

Net cash provided by financing activities	348	896

Net increase (decrease) in cash and cash equivalents	(476)	5,288
Cash and cash equivalents, beginning of period	13,220	5,099

Cash and cash equivalents, end of period	$12,744	$10,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation:
     The accompanying unaudited condensed consolidated financial statements of Peerless Systems Corporation (the “Company” or “Peerless”) have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. The financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended January 31, 2006. The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.
2. Significant Accounting Policies:
     Liquidity: Historically, the Company has incurred losses from operations and has reported negative operating cash flows. As of October 31, 2006, the Company had an accumulated deficit of $37.2 million and cash and cash equivalents of $12.7 million. The Company has no material financial commitments other than those under operating lease agreements. The Company believes that its existing cash and cash equivalents, and any cash generated from operations, will be sufficient to fund its working capital requirements, capital expenditures and other obligations through the next twelve months.
     On March 1, 2005, the Company entered into a binding Memorandum of Understanding (“MOU”) with Kyocera-Mita Corporation (“Kyocera-Mita”) to provide a range of non-exclusive engineering services and product development services. Pursuant to the MOU, Kyocera-Mita has agreed to pay the Company an aggregate of $24.0 million, which will be paid in $2.0 million quarterly payments over the initial three-year term of the MOU. The long term liquidity of the Company is dependent upon this MOU. Should the MOU be terminated and Kyocera-Mita and the Company not enter into definitive agreements, the Company’s cash flows would be materially affected, and the Company would need to substantially reduce its operations to match the decrease in cash flows and may need to seek additional capital. The Company currently does not have a credit facility. Long term, the Company may face significant risks associated with the successful execution of its business strategy and may need to seek additional capital in order to fund more rapid expansion, to expand its marketing activities, to develop new or enhance existing services or products, and to respond to competitive pressures or to acquire complementary services, businesses, or technologies. If the Company is not successful in generating sufficient cash flow from operations, it may need to seek additional capital through public or private financing, strategic relationships, or other arrangements. Under such circumstances, there is doubt as to whether we would be able to obtain additional capital on acceptable terms or at all.
     Revenue Recognition: The Company recognizes software revenues in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9.
     Development license revenues from the licensing of source code or software development kits (“SDKs”) for the Company’s standard products are recognized upon delivery to and acceptance by the customer of the software if no significant modification or customization of the software is required and collection of the resulting receivable is probable. If modification or customization is essential to the functionality of the software, the development license revenues are recognized over the course of the modification work measured by time, effort and/or deliverables.
     The Company provides engineering support based on a time-and-material basis. Revenues from this support are recognized as the services are performed. The Company may also enter into engineering services contracts with certain of its OEMs to provide a turnkey solution, adapting the Company’s software and supporting electronics to specific OEM requirements. Revenues on such contracts are generally recognized over the course of the engineering work on a percentage-of-completion basis. Progress-to-completion under percentage-of-completion is generally determined based on direct costs, consisting primarily of labor and materials, expended on the arrangement. The Company provides for any anticipated losses on such contracts in the period in which such losses are first determinable. At October 31, 2006 and 2005, the Company had no significant loss contracts.

     Recurring licensing revenues are derived from per unit fees paid by the Company’s customers upon manufacturing and subsequent commercial shipment of products incorporating Peerless technology and certain third-party technology, of which the Company is a sub-licensor. These recurring licensing revenues are recognized on a per unit basis as products are shipped commercially. The Company sells block licenses, that is, specific quantities of licensed units that may be shipped in the future, or the Company may require the customer to pay minimum royalty commitments. Associated payments are typically made in one lump sum or extend over a period of four or more quarters. The Company generally recognizes revenues associated with block licenses and minimum royalty commitments on delivery and acceptance of software, when collection of the resulting receivable is probable, when the fee is fixed and determinable, and when the Company has no future obligations. In cases where block licenses or minimum royalty commitments have extended payment terms and the fees are not fixed and determinable, revenue is recognized as payments become due. Further, when earned royalties exceed minimum royalty commitments, revenues are recognized on a per unit basis as products are shipped commercially.
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
     For certain of the Company’s multiple element arrangements that do not directly involve licensing, selling, leasing or otherwise marketing of the Company’s software (including its MOU with Kyocera-Mita), the Company applies the guidance under EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” With respect to the Kyocera-Mita MOU, the Company applied the provisions of EITF 00-21 and determined that there were two elements that required separate accounting: a) engineering services over the three year term of the MOU; and b) future maintenance services. The Company determined the fair value of future maintenance services to be $400 thousand based upon stand alone sales of the maintenance agreements and used the residual method to allocate the remaining portion of the $24 million service fee to the engineering services element. The Company has deferred the value of the future maintenance and is recognizing the remainder of the $24 million fee over the three year term of the arrangement.
     The Company derived revenues from the sale of controllers for multi-functional print (“MFP”) devices. The Company recognized this revenue in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements” (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Peerless sold its controllers to certain OEM dealers for distribution to end users. Because it was a relatively new product, the Company was unable to establish a history regarding returns of product shipped. Therefore, the Company recognized revenue only upon sales through to end users based on meeting the revenue recognition criteria under Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists.” The sale of these controllers was discontinued during the quarter ended January 31, 2006.
     Deferred revenue consists of upfront licensing fees, payments billed to customers in advance of revenue recognized on engineering services or support contracts, and shipments of controllers that have not been sold to end users. Unbilled receivables arise when the revenue recognized on engineering support or block license contracts exceeds billings due to timing differences related to billing milestones as specified in the contract.
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

     The Company provides an accrual for estimated product licensing costs owed to third-party vendors whose technology is included in the products sold by the Company. The accrual is impacted by estimates of the mix of products shipped under certain of the Company’s block license agreements. The estimates are based on historical data and available information as provided by the Company’s customers concerning projected shipments. Should actual shipments under these agreements vary from these estimates, adjustments to the estimated accruals for product licensing costs may be required. Actual results have historically been consistent with management’s estimates up until the current quarter in which the following change in estimate was recorded.
     During the third quarter of fiscal 2007, the Company received corrected product shipment reports from one of its customers regarding the number of products and the mix of products sold under the Company’s block license agreements for a period of two to four calendar quarters. The adjustments affected our two largest third-party vendor relationships with one vendor liability increasing and the other decreasing. The aggregate value of the corrections was posted to cost of sales in the current period and had the effect of increasing cost of sales in the current period by approximately $418 thousand. The Company believes that the change in estimate does not require a significant change in the manner in which it estimates its product licensing costs owed to third-party vendors whose technology is included in the products sold by the Company.
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

3. Earnings Per Share:
     Earnings per share for the three and nine months ended October 31 is calculated as follows (in thousands, except for per share amounts):

	2006			2005
			Per			Per
	Net		Share	Net		Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS for three months ended Oct 31

Earnings (loss) available to common stockholders	$(18)	17,147	$0.00	$1,045	16,585	$0.06

Effect of Dilutive Securities

Options	—	—			2,210

Diluted EPS

Earnings (loss) available to common stockholders with assumed conversions	$(18)	17,147	$0.00	$1,045	18,795	$0.06

	2006		Per	2005		Per
	Net		Share	Net		Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS for nine months ended Oct 31

Earnings available to common stockholders	$1,698	17,082	$0.10	$2,559	16,405	$0.16

Effect of Dilutive Securities

Options	—	2,019		—	1,752

Diluted EPS

Earnings available to common stockholders with assumed conversions	$1,698	19,101	$0.09	$2,559	18,157	$0.14

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
     The following disclosures are based on stock options granted to Peerless Systems’ employees and directors. In the first quarter of fiscal 2007, the Company adopted the provisions of SFAS No. 123(R) using the modified- prospective method. Under this transition method, compensation expense recognized subsequent to adoption includes: a) compensation cost for all share-based payment granted prior to, but not yet vested as of adoption, based on values estimated in accordance with the original provisions of SFAS No. 123, and b) compensation cost of all share-based payments granted subsequent to adoption, based on the grant-date fair values estimated in accordance with the provisions of SFAS No. 123(R). Consistent with the modified-prospective method, our results of operations for prior periods have not been restated.
     Upon adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation expense from the multiple-option (i.e., accelerated) approach to the single-option (i.e., straight-line) method. Compensation expense for share-based awards granted through January 31, 2006 will continue to be subject to the accelerated or multiple-option method, while compensation expense for share-based awards granted on or after January 31, 2006 will be recognized using a straight-line, or single-option method. The Company recognizes these compensation costs over the service period of the award, which is generally the option vesting term of three or four years.
     For the first nine months of fiscal 2007, the Company recorded a total of $431 thousand in stock option expense related to stock options awarded after the adoption of SFAS No. 123(R) and for stock options which were not vested by the date of adoption of SFAS No. 123(R). The impact of the adoption of SFAS No. 123(R) was $0.03 on basic and diluted net income per share for the nine months ended October 31, 2006. In fiscal 2007, the Company expects approximately $574 thousand in stock option compensation expense based on the fair value of stock options granted after the adoption of SFAS No. 123(R) and stock options which were not vested by the date of adoption of SFAS No. 123(R), as well as current assumptions regarding the estimated fair value of expected stock option grants during the remainder of the year. However, our assessment of the estimated compensation expense is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. During the first nine months ended October 31, 2006, the total intrinsic value of stock options exercised was $1,543 thousand. Cash received from stock option exercises in the first nine months of fiscal 2007 was $348 thousand. The excess tax benefit was negligible for the nine months ended October 31, 2006. The Company issues shares of common stock reserved for such plans upon the exercise of stock options. No modifications to outstanding stock options were made prior to the adoption of SFAS No. 123(R).
     The Company granted 356 thousand stock options in the first nine months ended October 31, 2006. The valuation methodologies and assumptions in estimating the fair value of stock options that may be granted in fiscal 2007 will be similar to those used in estimating the fair value of stock options granted in fiscal 2006. The Company uses historical volatility of Peerless’ stock price as a basis to determine the expected volatility assumption to value stock options. The Company used its actual stock trading history over a period that approximates the expected term of its options. The expected dividend yield is based on Peerless’ practice of not paying dividends. The risk-free rate of return is based on the yield of a U.S. Treasury instrument with terms approximating or equal to the expected life of the option. The expected life in years is based on historical actual stock option exercise experience. The Company had historically estimated forfeitures at the time of grant and the adoption of FAS No. 123(R) had no material impact on forfeitures.

     Stock option transactions for Peerless’ employee stock option plans for the three, six and nine months ended October 31, 2006 are summarized as follows (in thousands, except for exercise price amounts):

			Weighted Average
		Weighted	Remaining
		Average Exercise	Contractual	Aggregate
	Shares	Price	Term (Years)	Intrinsic Value
Beginning balance	3,310	$2.46
Granted	—	$—
Exercised	(233)	$1.30
Canceled or expired	(18)	$7.44

Balance April 30, 2006	3,059	$2.52	6.05	$10,284

Stock options exercisable at April 30, 2006	2,103	$2.95	5.11	$6,189

Granted	330	$6.73
Exercised	(10)	$2.11
Canceled or expired	(19)	$2.06

Balance July 31, 2006	3,360	$2.94	6.04	$8,549

Stock options exercisable at July 31, 2006	2,197	$2.91	4.94	$5,883

Granted	26	$3.43
Exercised	(15)	$1.73
Canceled or expired	(51)	$3.45

Balance October 31, 2006	3,320	$2.94	5.93	$6,202

Stock options exercisable at October 31, 2006	2,380	$2.81	4.99	$4,781

     Prior to adoption of the provisions of SFAS No. 123(R), the Company provided pro forma disclosures of estimated stock-based compensation expense as permitted under SFAS No. 123. The following table illustrates the effect on net income and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended	Nine Months Ended
	October 31 2005	October 31 2005
	(Unaudited)	(Unaudited)
	(In thousands,	(In thousands,
	except per share	except per share
	amounts)	amounts)
Net income as reported	$1,045	$2,559
Stock-based compensation, net of taxes	$(116)	$(348)

Pro forma net income	$929	$2,211

Basic earnings per share as reported	$0.06	$0.16

Pro forma basic earnings per share	$0.06	$0.13

Diluted earnings per share as reported	$0.06	$0.14

Pro forma diluted earnings per share	$0.05	$0.12

     In determining the fair value for the pro forma disclosure for the three months ended October 31, 2005, the Company used the Black-Scholes model, assumed no dividends per year, used expected lives ranging from 2 to 10 years, expected volatility of 77.2%, and risk free interest rate of 3.90%.
     The Company’s valuations are based upon a single option valuation approach using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in the estimating the fair value of traded options, which have no vesting restrictions and are fully transferable and negotiable in a free trading market. In addition, option valuation models require the input of subjective assumptions, including the expected stock price volatility and expected life of the option. Because the Company’s stock options have characteristics significantly different from those of freely traded options, and changes in the subjective input assumptions can materially affect the Company’s fair value estimate of those stock options, in the Company’s opinion, existing valuations models, including Black-Scholes, are not reliable single measures and may misstate the fair value of the Company’s stock options. Because the Company stock options do not trade on a secondary exchange, recipients can receive no value nor derive any benefit from holding stock options under these plans without an increase, above the grant price, in the market price of the Company’s stock. Such an increase in stock price would benefit all stockholders commensurately.

5. Concentration of Revenues:
          a) Three months ending October 31, 2006 vs. October 31, 2005
     During the third quarter of fiscal year 2007, three customers each generated greater than 10% of the revenues of the Company and collectively contributed 79% of such revenues. Block license revenues for the same time period were 47% of the revenues of the Company. During the third quarter of fiscal year 2006, three customers each generated greater than 10% of the revenues of the Company and collectively contributed 71% of such revenues. Block license revenues for the same time period were 47% of the revenues of the Company.
          b) Nine months ending October 31, 2006 vs. October 31, 2005
     During the first nine months of fiscal year 2007, two customers each generated greater than 10% of the revenues of the Company and collectively contributed 70% of such revenues. Block license revenues for the same time period were 48% of the revenues of the Company. During the first nine months of fiscal year 2006, four customers each generated greater than 10% of the revenues of the Company and collectively contributed 66% of such revenues. Block license revenues for the same time period were 39% of the revenues of the Company.
6. Income Taxes:
     For the three and the nine months ended October 31, 2006 and 2005, the Company had minimal provision for income taxes as all taxable income is offset by the net operating loss carried forward.
     The Company has provided a full valuation allowance on its net deferred tax assets because of the uncertainty with respect to its ability to generate future taxable income to realize its deferred tax assets.
7. Kyocera-Mita MOU:
     On March 1, 2005, the Company entered into a binding MOU with Kyocera-Mita to provide a range of non-exclusive engineering services and product development services. Pursuant to the MOU, Kyocera-Mita has agreed to pay the Company an aggregate of $24.0 million, which will be paid in $2.0 million quarterly payments over the initial three-year term of the MOU. The Company is also eligible for certain performance incentives and may be due license fees from Kyocera-Mita for all Peerless and its third-party technologies that are incorporated into Kyocera-Mita products. The MOU is effective as of February 1, 2005, and extends to January 31, 2008. The MOU will automatically renew on an annual basis after January 31, 2008, unless terminated by either party.
     For the three and nine months ended October 31, 2006, the Company recognized revenues of approximately $2.2 million and $6.7 million respectively under the MOU, including $0.25 million and $0.7 million, respectively for incentive bonus for performance. For the three and nine months ended October 31, 2005, the Company recognized revenues of approximately $2.2 million and $6.6 million respectively under the MOU, including $0.25 million and $0.75 million, respectively for incentive bonus for performance.
8. Lease Agreement:
     On August 1, 2006, the Company entered into a new lease agreement (the “Lease”) with Continental 2361/2381 LLC, a California limited liability company, as landlord and the Company, as tenant. Under the Lease, the Company will lease approximately 44,653 square feet (the “Premises”) located in El Segundo, California. The Premises will contain the Company’s corporate offices, engineering laboratories, and sales facilities. The Company continues to operate an engineering services facility in Kent, Washington and an office in Japan. The Company will pay an average monthly base rent of $107 thousand on the Premises together with additional rent based on certain operating costs, parking charges and taxes. The Lease commences on July 1, 2006, and expires 120 months later.

9. Risks and Uncertainties:
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
10. New Accounting Standards:
     On July 13, 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is assessing the impact the adoption of FIN No. 48 will have on the Company’s consolidated financial position and results of operations.
PEERLESS SYSTEMS CORPORATION
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not historical facts constitute “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management based on our current estimates, expectations, forecasts and projections and include comments that express our current opinions about trends and factors that may impact future operating results. Disclosures that use words such as we “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect,” “project” or the negative of these, as well as similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors under “Risk Factors” below and under “Risk Factors” in Part II, Item 1A. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below. Except as required under the federal securities laws and the rules and regulations of the U.S. Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise. The PSLRA provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this report are made pursuant to the PSLRA.
Highlights
     Consolidated revenues for the third quarter of fiscal year 2007 were $8.0 million versus $9.6 million in the third quarter of fiscal 2006, and $16.7 million in the first half of the current year. Third quarter product licensing revenue was $5.0 million compared with $5.9 million in third quarter of fiscal year 2006 and $10.7 million reported in the first half of the current year. Hardware revenue was $0.04 million in the third quarter of fiscal year 2007 versus $0.6 million in the third quarter last fiscal year and $0.4 million in the first half of the current year. The decline in hardware revenue resulted primarily from the discontinuation of Everest controller sales and the wind-down of certain ASIC product sales. Including 100% of available bonus incentives, the Company achieved revenues in the third quarter of $2.2 million under the Kyocera-Mita MOU.
     Engineering services and maintenance contract backlog at October 31, 2006 was approximately $0.7 million; this compares to $0.3 million as of January 31, 2006. The contract backlog does not include additional amounts which may be realized under the Kyocera-Mita MOU.
     The Company believes it is in the final stages of the search for a new CEO and hopes to make an announcement in the near future.
     As a result of declining revenues and price pressures on devices which carry Peerless technologies, the Company is exploring a number of activities with a focus on delivering our technologies into new markets and new products.
General
     We generate revenue from our original equipment manufactures, or OEMs, through the sale of imaging solutions in either turnkey or software development kit, or SDK, form. Historically, OEM demand for turnkey solutions exceeded demand for SDK solutions. However, beginning in fiscal year 2000, we experienced a shift in demand away from turnkey solutions towards demand for SDKs, particularly for our mature monochrome solutions. We have attempted to expand our high performance color solutions by incorporating our networking technologies and related imaging technologies licensed from third parties.
     Our product licensing revenues are comprised of both recurring per unit and block licensing revenues and development licensing fees for source code or SDKs. Licensing revenues are derived from per unit fees paid periodically by our OEM customers upon manufacturing and subsequent commercial shipment of products incorporating our technology. Licensing revenues are also derived from arrangements in which we enable third-party technology, such as solutions from Adobe or Novell, to be used with our OEM partners’ products.
     Block licenses are per unit licenses in large volume quantities to an OEM for products either in or about to enter into distribution into the marketplace. Payment schedules for block licenses are negotiable and payment terms are often dependent on the size of the block and other terms and conditions of the block license being acquired. Typically, payments are made in either one lump sum or over a number of quarters; however, we have experienced more protracted payment terms over the last twelve months. These payment terms are primarily responsible for the significant increase of $3.5 million in trade accounts receivable. This represents an increase of approximately 164%.
     Revenue received for block licenses is recognized in accordance with SOP 97-2, which requires that revenue be recognized after the following conditions have been met: 1) Delivery has occurred; 2) Fees have been determined and are fixed; 3) Collection of fees is probable; 4) and evidence of an arrangement exists.
     For block licenses that have a significant portion of the payments due within twelve months, revenue is generally recognized at the time the block license becomes effective assuming all other revenue recognition criteria have been met. See “– Risk Factors – Our licensing revenue is subject to significant fluctuations”.
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
     As part of the total solution offered to our OEMs, we developed a direct distribution channel for our application specific integrated circuit, or ASIC, chips. Under this model, we supply ASIC chips from the foundry directly to the OEMs through third-party distributors, which include Arrow Electronics and Marubun Corporation. We are responsible for marketing and sales administration, including the billings and collections to and from our OEMs and distributors, and the third-party is responsible for the coordination of production with the foundry, maintenance of necessary inventories and providing just-in-time delivery to OEMs and distributors.
     We derive revenues from the sale of controllers for multifunction product, or MFP, devices. We sell our controllers to certain OEM dealers for distribution to end users. Because it is a relatively new product, we have been unable to establish a history regarding returns of the products shipped. Therefore, we recognize revenue only upon sales through to end users.
     Historically, a limited number of customers have provided a substantial portion of our revenues. Therefore, the availability and successful closing of new contracts and additions to existing contracts with these customers may materially impact our financial position and results of operations from quarter to quarter.
     Our technology has addressed the worldwide market for monochrome printers (21-69 pages per minute) and MFP (21-110 pages per minute). This market has been consolidating and the demand for our offerings and products has fluctuated between $7.5 and $8.7 million per quarter. As noted in the second quarter these products continue to show signs of increasing price pressure. We believe that unit volume for these types of printers will continue to decline. In addition, we believe retail prices will continue to decline in these segments. There has been a decline in the number of monochrome contracts that we have with OEMs under which we are currently performing services and granting licenses, and this decline is likely to continue along with the demand for OEM devices with technology and products we presently offer. Competitors have merged into larger business units with the resulting strength to acquire and impose a competitive advantage in our market segments.
     Sales were at $7.9 million during the quarter ended October 31, 2006, as OEMs have reported reduced demand for their lower-end, higher-cost imaging devices, and many of these products incorporate the Company’s older imaging software, (See “ – Risk Factors – Our licensing revenue is subject to significant fluctuations”). OEMs have continued to reduce the absolute number of new products being developed and in some instances, OEMs have performed in-house development projects for the products they are developing and/or planning to launch. Although there have been fewer opportunities for us to sell our turnkey services and SDKs, we continue to support our current OEM controller customers in the digital printing devices business with our existing and new technologies.
     In response to the apparent lower demand and declining prices for our core monochrome offerings we may continue to meet sales resistance from our customers, we have developed and commercialized high performance color imaging and printing technologies and a new open architecture named Peerless Sierra Technologies. We believe our products based on Peerless Sierra Technologies address key areas in the imaging market including: the demand for color imaging, the demand for MFPs, and continued demand for faster low cost monochrome printing solutions.
     We believe the launch of our high performance color MFP controller into the distribution channels and the development agreement with Kyocera-Mita demonstrated our strategy of moving into high performance color technologies. See “ – Risk Factors – If we are unable to achieve our expected level of sales of Peerless Sierra Technologies on a timely basis, our future revenue and operating results may be harmed” and “ – If the marketplace does not accept Peerless Sierra Technologies, our future revenues and operating results may be harmed”.
     We have sought to address the changing demands in the marketplace by investing in advanced technologies. We have also sought to address the changing dynamics of the market place by adopting an aggressive hardware intellectual property sales and business partnering strategy for fiscal 2008. We also continue to try to expand our offerings in new geographic regions and have recently restructured our sales organization by expanding our sales force in Japan.
     A significant element of our growth strategy consists of reducing the total cost of imaging products by incorporating our intellectual property (IP) into complex semiconductor chips used in digital imaging.
     Our semiconductor hardware strategy has several components:
1)	Licensing of specific technologies to OEMs and chip manufacturers;

2)	Design and fabless manufacture and sale of ASIC (Application Specific Integrated Circuit) devices to OEMs;

3)	Support and licensing of specific technologies to System on a Chip (“SoC”) suppliers who sell devices to OEMs; and

4)	Leveraging the semiconductor IP by additionally licensing software to OEMs after the ASIC or SoC devices have been sold to the OEMs.
     In March 2006, we entered into a SoC development agreement with PMC-Sierra Corporation (“PMC”). In June 2006, PMC terminated this agreement. As a result of this effort the Company is better situated to introduce its technologies, suitable for ASIC and SoC devices, to OEMs and other semiconductor companies. The Company hopes this will lead to new licensing agreements with OEMs and chip companies. If the digital imaging market does not accept all or some of our semiconductor hardware strategy and our plans to leverage our IP licensing sales to OEMs, or takes more time to accept our solutions than we expect the growth of our business may be harmed. As a result of this risk and other complexities of the imaging industry, we continue to explore opportunities to enhance our value, including aggressive marketing of our new technologies, developing new market opportunities, diversifying our revenue streams through acquired technologies, seeking additional capital and evaluating potential merger and acquisition candidates.
Contractual Obligations
     On August 1, 2006, the Company entered into a new lease agreement (the “Lease”) with Continental 2361/2381 LLC, a California limited liability company, as landlord and the Company, as tenant. There is a total operating lease obligation of $13.2 million. The expected effect on liquidity and cash flows in future periods is as follows: 1) less than one year $11 million; 2) one to three years 2.4 million; 3) three to five years 2.6 million; and 4) more than five years $7.1 million.
Liquidity and Capital Resources
     Compared to January 31, 2006, total assets at October 31, 2006 increased 9.9% to $22.0 million and stockholders’ equity increased 20.7% to $14.4 million, primarily as the result of the net income and the issuance of common stock upon exercise of stock options. The Company’s cash and cash equivalents at October 31, 2006 was $12.7 million, a decrease of 3.6% from $13.2 million as of January 31, 2006, and the ratio of current assets to current liabilities was 3.0:1, which is an increase from the 2.4:1 ratio as of January 31, 2006. The increase was primarily due to the operating profit generated during the nine-month period and a $0.6 million reduction in current liabilities. The Company’s operations used $0.27 million in cash during the nine months ended October 31, 2006, compared to $3.9 million in cash provided by operations during the nine months ended October 31, 2005.
     During the nine months ended October 31, 2006, $0.56 million in cash was used by the Company’s investing activities. The Company has not historically purchased, nor does it expect to purchase in the future, derivative instruments or enter into hedging transactions. During the nine months ended October 31, 2006 and 2005, the Company invested $0.21 million in property, equipment, and leasehold improvements and $0.35 million in software licenses.
     At October 31, 2006, the Company’s principal source of liquidity, cash and cash equivalents was $12.7 million, a decrease of $0.5 million from January 31, 2006. The Company may seek a credit facility and may require additional long-term capital to finance working capital and growth requirements.
     On March 1, 2005, the Company entered into a binding Memorandum of Understanding (“MOU”) with Kyocera-Mita Corporation (“Kyocera-Mita”) to provide a range of non-exclusive engineering services and product development services. Pursuant to the MOU, Kyocera-Mita has agreed to pay the Company an aggregate of $24.0 million, which will be paid in $2.0 million quarterly payments over the initial three-year term of the MOU. The long term liquidity of the Company is dependent upon this MOU. Should the MOU be terminated and Kyocera-Mita and the Company not enter into definitive agreements, the Company’s cash flow assumptions would be materially and adversely affected. See Note 2, and “– Risk Factors – If we do not enter into definitive agreements relating to the Memorandum of Understanding, or MOU, with Kyocera-Mita Corporation, it may harm our financial results.”

     The Company believes the net cash provided by operating activities, and existing cash and cash equivalents, will provide the Company with sufficient resources to meet working capital requirements and other cash needs over at least the next twelve months. If the Company does not generate anticipated cash flow from sales, or if expenditures are greater than expected, the Company may be required to reduce discretionary spending, which would require the Company to delay, scale back or eliminate some or all of its development efforts, any of which could have a material adverse effect on the Company’s business, results of operations and prospects. Further, if positive cash flows are not achieved, and is unable to increase revenues or cut costs so that revenues generated from operating activities are sufficient to meet the Company’s obligations, the Company will exhaust its current capital resources, and will be required to seek additional capital from other sources. Such sources might include issuance of debt or equity securities, bank financing or other means that might be available to the Company to increase its working capital. Under such circumstances, the Company may not able to obtain additional capital on commercially acceptable terms or at all. The inability to obtain such resources on commercially acceptable terms would have a material adverse effect on the Company, its operations, liquidity and financial condition, its prospects and the scope of strategic alternatives and initiatives available to the Company.
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
     We account for our software revenues in accordance with Statement of Position, or SOP, 97-2, “Software Revenue Recognition” as amended by SOP 98-9 and Staff Accounting Bulletin No. 104, “Revenue Recognition”. Over the past several years, we entered into block license agreements that represent unit licenses for products that will be licensed over a period of time. In accordance with SOP 97-2, revenue is recognized when the following attributes have been met: 1) an agreement exists between us and the OEM selling product utilizing our intellectual property and/or a third-party’s intellectual property for which we are an authorized licensor; 2) delivery and acceptance of the intellectual property has occurred; 3) the fees associated with the sale are fixed and determinable; and 4) collection of the fees are probable. Under our accounting policies, fees are fixed and determinable if 90% of the fees are to be collected within a twelve-month period, in accordance with SOP 97-2. If more than 10% of the payments of fees extend beyond a twelve-month period, they are recognized as revenues when they are due for payment assuming all other revenue recognition criteria have been met.
     For fees on multiple element arrangements, values are allocated among the elements based on vendor specific objective evidence of fair value, (“VSOE”). We generally establish VSOE based upon the price charged when the same elements are sold separately. When VSOE exists for all undelivered elements, but not for the delivered elements, revenue is recognized using the “residual method” as prescribed by Statement of Position 98-9. If VSOE does not exist for the undelivered elements, all revenue for the arrangement is deferred until the earlier of the point at which such VSOE does exist for the undelivered elements or all elements of the arrangement have been delivered.

     For certain of the Company’s multiple element arrangements that do not directly involve licensing, selling, leasing or otherwise marketing of the Company’s software (including its MOU with Kyocera-Mita), the Company applies the guidance under EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. With respect to the Kyocera-Mita MOU, the Company applied the provisions of EITF 00-21 and determined that there were two elements that required separate accounting: a) engineering services over the three year term of the MOU; and b) future maintenance services. The Company determined the fair value of future maintenance services to be $400 thousand based upon stand alone sales of the maintenance agreements and used the residual method to allocate the remaining portion of the $24 million service fee to the engineering services element. The Company has deferred the value of the future maintenance and is recognizing the remainder of the $24 million fee over the three year term of the arrangement.
     We derived revenues from the sale of controllers for MFP devices. We recognized this revenue in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements” (SAB 104). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. We sold the controllers to certain OEM dealers for distribution to end users. Because it was a relatively new product, we were unable to establish a history regarding returns of product shipped. Therefore, we recognized revenue only upon sales through to end users based on meeting the revenue recognition criteria under Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists”. The sale of these controllers was discontinued during the quarter ended January 31, 2006.
     We provide an accrual for estimated product licensing costs owed to third party vendors whose technology is included in the products sold by us. The accrual is impacted by estimates of the mix of products shipped under certain of our block license agreements. The estimates are based on historical data and available information as provided by our customers concerning projected shipments. Should actual shipments under these agreements vary from these estimates, adjustments to the estimated accruals for product licensing costs may be required. Actual results have historically been consistent with management’s estimates up until the current quarter in which an error in estimate was reported.
     We have provided a valuation allowance for all of our net deferred tax assets because of the uncertainty with respect to our ability to generate future taxable income to realize the deferred tax assets. The realization of these assets is based upon management’s estimates of future taxable income. With a change in management’s assessment of the uncertainty and through the use of estimates, the valuation allowance will be adjusted accordingly.
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
     Upon adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation expense from the multiple-option (i.e. accelerated) approach to the single-option (i.e. straight- line) method. Compensation expense for share-based awards granted through January 31, 2006 will continue to be subject to the accelerated multiple-option method, while compensation expense for share-based awards granted on or after January 31, 2006 will be recognized using a straight-line, or single-option method. The Company recognizes these compensation costs over the service period of the award, which is generally the options vesting term of three or four years.
     We recorded $431 thousand in share-based compensation expense during the nine months ended October 31, 2006. Share-based compensation expense was allocated as follows for the three and nine months ending October 31, 2006: 1) $15 thousand and $42 thousand, respectively, included in cost of sales; 2) $73 thousand and $205 thousand, respectively, included in research and development expense; 3) $23 thousand and $64 thousand, respectively in sales and marketing; 4) $43 thousand and $120 thousand, respectively, in general and administrative expense. The Company granted 26 thousand stock options in the third quarter and has granted 356 thousand options for the first nine months of the current fiscal year.

Results of Operations
Comparison of Quarters Ended October 31, 2006 and 2005

	Percentage of		Percentage
	Total Revenues		Change
	Three Months		Three Months
	Ended		Ended
	October 31		October 31
	2006	2005	2006 vs. 2005
Statements of Operations Data:
Revenues:
Product licensing	63%	61%	(15)%
Engineering services and maintenance	37	33	(6)
Hardware sales	0	6	(94)

Total revenues	100	100	(17)

Cost of revenues:
Product licensing	25	22	(8)
Engineering services and maintenance	30	20	22
Hardware sales	3	6	(57)

Total cost of revenues	58	48	(1)

Gross margin	42	52	(32)

Operating expenses:
Research and development	16	16	(13)
Sales and marketing	10	8	(4)
General and administrative	18	17	(12)

Total operating expenses	44	41	(11)

Income (loss) from operations	(2)	11	(112)
Other income (expense), net	1	—	—

Income (loss) before income taxes	—	11	(102)
Provision for income taxes	—	—	(157)

Net income (loss)	—%	11%	(102)%

Net Income (loss)
     The Company’s net loss in the third quarter of fiscal year 2007 was $18 thousand or $0.00 per basic share and $0.00 diluted share, compared to a net income of $1.0 million, or $0.06 per basic share and $0.06 per diluted share, in the third quarter of fiscal year 2006.
Revenues
     Consolidated revenues were $8.0 million for the third quarter of fiscal year 2007, compared to $9.6 million for the third quarter of fiscal year 2006. Licensing revenues decreased $0.9 million in the third quarter of fiscal year 2007 from the same quarter in the previous year. Engineering services and maintenance revenues decreased $0.2 million. Hardware sales decreased $0.3 million as a result of the discontinuation of sales of the Everest Controllers in the fourth quarter of fiscal year 2006 as well as a decrease in ASIC sales.
Cost of Revenues
     Total cost of revenues was $4.6 million in the third quarter of fiscal year 2007, compared to $4.7 million in the third quarter of fiscal year 2006. Product licensing costs decreased $0.2 million in the period compared to the same period in fiscal year 2006. This included an increase of $0.4 million arising from a change in estimate which was reported by one of our OEM customers. Engineering services and maintenance costs in the third quarter of fiscal year 2007 increased $0.4 million in the period compared to the same period in fiscal 2006. Hardware sales costs were lower in the third quarter of fiscal year 2007 as a result of a lower level of ASICs and Everest Controller revenues.

Gross Margin
     Our gross margin decreased to 42% in the third quarter of fiscal year 2007 compared with 52% in the third quarter of fiscal year 2006. The decrease in fiscal year 2007 was due primarily to static costs and lower revenues.
Operating Expenses
     Total operating expenses for the third quarter of fiscal year 2007 decreased 10.6% to $3.5 million, compared with $3.9 million for the same period one year ago.
•	Research and development expenses decreased 13% to $1.3 million in the third quarter of fiscal year 2007 from $1.5 million in the comparable quarter of fiscal year 2006. The decrease was primarily the result of decrease development efforts associated with new technologies being offered to our customers in SDK form. These include networking web services and security and software to utilize the new capabilities of the new Microsoft Vista™ operating system.

•	Sales and marketing expenses decreased 4% to $0.8 million in the third quarter of fiscal year 2007 from $0.8 million in the comparable quarter of fiscal year 2006. The decrease during the current fiscal year was the result of lower sales bonuses and commissions which are now focused on rewarding the sale of new technologies on new devices. There was also a reduction in travel expense compared to last year as a result of the timing of international travel. Offsetting these decreases was the staffing increase in our Japan office to enhance our capabilities in working with our customer in Japan to identify and satisfy their needs.

•	General and administrative expenses decreased 12% to $1.4 million in the third quarter of fiscal year 2007 from $1.6 million in the comparable quarter of fiscal year 2006. Costs in the third quarter of fiscal year 2007 were lower as a result of lower professional services during that quarter as compared to the third quarter of fiscal 2006.
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

Comparison of Nine Months Ended October 31, 2006 and 2005

	Percentage of		Percentage
	Total Revenues		Change
	Nine Months		Nine Months
	Ended		Ended
	Oct 31,		Oct 31,
	2006	2005	2006 vs. 2005
Statements of Operations Data:
Revenues:
Product licensing	63%	54%	9%
Engineering services and maintenance	35	35	(6)
Hardware sales	2	11	(87)

Total revenues	100	100	(7)

Cost of revenues:
Product licensing	16	18	(19)
Engineering services and maintenance	26	22	12
Hardware sales	2	9	(81)

Total cost of revenues	44	49	(16)

Gross margin	56	51	2

Operating expenses:
Research and development	22	15	35
Sales and marketing	9	10	(10)
General and administrative	19	16	7

Total operating expenses	50	41	13

Income from operations	6	10	(47)
Other income, net	1	—	—

Income before income taxes	7	10	(34)
Provision for income taxes	—	—	(71)

Net income	7%	10%	(34)%

Net Income
     The Company’s net income in the first nine months of fiscal year 2007 was $1.7 million, or $0.10 per basic share and $0.09 per diluted share, compared to a net income of $2.6 million, or $0.16 per basic share and $0.14 per diluted share, in the first nine months of fiscal year 2006.
Revenues
     Consolidated revenues were $24.7 million for the first nine months of fiscal year 2007, compared to $26.5 million for the first nine months of fiscal year 2006. Licensing revenues increased $1.3 million in the first nine months of fiscal year 2007. Engineering services and maintenance revenues decreased $0.5 million, primarily as a result of increased start up revenues associated with the Kyocera-Mita Development arrangement last year. Hardware sales decreased as a result of a $2.6 million decrease in sales of the Everest Controllers which were discontinued in the fourth quarter of fiscal year 2006.
Cost of Revenues
     Total cost of revenues was $10.8 million in the first nine months of fiscal year 2007, compared to $12.9 million in the first nine months of fiscal year 2006. Product licensing costs decreased $0.9 million in the period as a result of a higher level of our intellectual property contained in the licenses entered into during the first nine months of this fiscal year. This included an increase of $0.4 million in the current quarter arising from a change in estimate which was reported by one of our OEM customers. Engineering services and maintenance costs in the first nine months of fiscal year 2007 were higher than in the first nine months of fiscal 2006. Hardware sales costs were lower in the first nine months of fiscal year 2007 as a result of a lower level of ASICs and Everest Controller revenues.

Gross Margin
     Our gross margin increased to 56% in the first nine months of fiscal year 2007 compared with 51% in the first nine months of fiscal year 2006. The increase in fiscal year 2007 was due primarily to increased margins associated with six new license agreements valued at $8.0 million being primarily our intellectual property and due to the lower level of lower margin hardware sales.
Operating Expenses
     Total operating expenses for the first nine months of fiscal year 2007 increased 13% to $12.5 million, compared with $11 million for the same period one year ago.
•	Research and development expenses increased 35% to $5.5 million in the first nine months of fiscal year 2007 from $4.1 million in the comparable period of fiscal year 2006. The increase was primarily the result of new development efforts. These include print output enhancements for lower cost imaging devices (Trapping), networking web services and security and software to utilize the new capabilities of the new Microsoft Vista™ operating system.

•	Sales and marketing expenses decreased 10% to $2.3 million in the first nine months of fiscal year 2007 from $2.6 million in the comparable period of fiscal year 2006. The decrease during the current fiscal year was the result of lower sales bonuses and commissions which are now focused on rewarding the sale of new technologies on new devices. There was also a reduction in travel expense compared to last year as a result of the timing of international travel. Offsetting these decreases was the staffing increase in our Japan office to enhance our capabilities in working with our customer in Japan to identify and satisfy their needs.

•	General and administrative expenses increased 7% to $4.7 million in the first nine months of fiscal year 2007 from $4.4 million in the comparable period of fiscal year 2006. Costs in the first nine months of fiscal year 2007 were higher as a result of increased professional services as compared to the first nine months of fiscal 2006. Some of this increase is directly associated with our need to comply with the Sarbanes-Oxley Act of 2002.
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
Risk Factors
     Our short and long-term success is subject to many factors that are beyond our control. Stockholders and prospective stockholders in the Company should consider carefully the following risk factors, in addition to the information contained elsewhere in this Report. This Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors below.

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
     We currently rely upon our OEM block license agreements to maintain our current revenue levels. If we were unable to continue to recognize revenue upon the execution of some of our block license agreements there may be an immediate and significant drop in the amount of revenue being reported as earned in the short-term and this may have a material adverse effect on our business, results of operations and prospects.
     During the third quarter of fiscal year 2007, three customers, Konica-Minolta, Kyocera-Mita Corporation and Seiko-Epson Corporation each generated greater than 10% of our revenues, and collectively contributed 79% of revenues. Block license revenues during the same period were $3.75 million, or 47% of revenues. During the third quarter of fiscal year 2006, three customers, Kyocera-Mita Corporation, Konica-Minolta, and Seiko Epson Corporation each generated greater than 10% of our revenues, and collectively contributed 71% of revenues. Block license revenues during the same period were $4.4 million, or 47% of revenues.
Our existing capital resources may not be sufficient and if we are unable to raise additional capital, our business may suffer.
     Our principal source of liquidity is our cash and cash equivalents, which, as of October 31, 2006 were approximately $12.7 million in the aggregate. The current ratio of current assets to current liabilities was 3.0:1. For the nine months ended October 31, 2006, our operations used $0.3 million in cash.
     On March 1, 2005, we entered into a binding Memorandum of Understanding, or MOU, with Kyocera-Mita Corporation to provide a range of non-exclusive engineering services and product development services. Pursuant to the MOU, Kyocera-Mita has agreed to pay us an aggregate of $24.0 million, which will be paid in $2.0 million quarterly payments over the initial three-year term of the MOU. Our long term liquidity is dependent upon this MOU. Should the MOU be terminated and we do not enter into definitive agreements on similar terms with Kyocera-Mita, our cash flow assumptions would be materially and adversely affected.
     If we do not generate anticipated cash flow from licensing and services, or if expenditures are greater than expected, we most likely will reduce discretionary spending, which could require a delay, scaling back or elimination of some or all of our development efforts, any of which could have a material adverse effect on our business, results of operations and prospects. Furthermore, if we do not experience positive cash flows as anticipated, and we are unable to increase revenues or cut costs so that revenues generated from operating activities are sufficient to meet our obligations, we will be required to obtain additional capital from other sources. Such sources might include issuances of debt or equity securities, bank financing or other means that might be available to increase our working capital. Under such circumstances, the Company may not be able to obtain additional capital on commercially reasonable terms or at all. The inability to obtain such resources on commercially acceptable terms could have a material adverse effect on our operations, liquidity and financial condition, our prospects, and the scope of strategic alternatives and initiatives available to us.
We rely on relationships with Adobe Systems Incorporated and Novell Inc., and any adverse change in those relationships will harm our business.
     We have licensing agreements with Adobe Systems Incorporated and Novell Inc. to bundle and sublicense their licensed products with our licensed software. These relationships accounted for $10.0 million in revenues and an associated $3.6 million in cost of revenues during the nine months ended of October 31, 2006. Should the agreements with either of these vendors be terminated or canceled, there is no assurance that we could replace that source of revenue within a short period of time, if at all. Such an event would have a material adverse effect on our operating results.

Our current licensing agreement with Adobe Systems Incorporated expires in July 2007, and if we do not enter into an amendment to extend the Adobe License Agreement, or enter into a new Adobe licensing agreement before such expiration date, this may have a material adverse effect on our operating results.
     In 1999, we entered into a PostScript Software Development License and Sublicense Agreement with Adobe Systems Incorporated, referred to here as the Adobe License Agreement, that enables us to offer a convenient and optimized Adobe PostScript-enabled solution, as well as directly sublicense PostScript to our OEM customers. We have amended the Adobe License Agreement several times since 1999. The Adobe License Agreement, as amended, is scheduled to expire on July 23, 2007, referred to here as the Adobe Expiration Date.
     If we are unable to enter into a new licensing agreement with Adobe by the Adobe Expiration Date, or if we are unable to enter into an amendment extending the term of the Adobe License Agreement, we would lose the ability to sublicense Adobe PostScript and this would negatively impact our ability to earn future sublicensing revenue. This may adversely affect our financial condition and results of operations. See “We rely on relationships with Adobe Systems Incorporated and Novell Inc., and any adverse change in those relationships will harm our business.”
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
If we do not enter into definitive agreements relating to the Memorandum of Understanding, or MOU, with Kyocera-Mita Corporation, it may harm our financial results.
     We may never come to agreement with Kyocera-Mita on the terms of definitive agreements regarding the development of Kyocera-Mita products by us or enter into definitive agreements relating to their relationship with us described in the MOU. If the parties do not enter into definitive agreements, our financial results may be harmed. We have not yet defined with Kyocera-Mita the products that will utilize our technologies, and we have not determined or finalized the terms and conditions associated with the licensing of our and any third party’s technologies arising out of this development relationship. Should the MOU be terminated and Kyocera-Mita and the Company not enter into definitive agreements, the Company’s cash flows may be materially and adversely affected. If the Company does not enter into a licensing agreement with Kyocera-Mita for the newly developed technologies, the Company’s cash flows may be materially and adversely affected and the Company would need to substantially reduce its operations to match the decrease in cash flows and may need to seek to raise additional capital. Under such circumstances, there is doubt as to whether we would be able to obtain additional capital on acceptable terms or at all.
     In addition to delays in the finalizing of the definitive agreements, the Company has no control over how quickly, if at all, Kyocera-Mita will deliver our technologies into the market place for sale. We originally anticipated some of these technologies would be licensed in the fourth quarter of this fiscal year and that they would be delivered to the market for sale in late second or early third quarter of fiscal year 2008. It does not appear that this timeline will be achieved and it is uncertain as to when these products will be market ready. The Company’s expected licensing revenues, by any measure, are a function of many factors over which the Company has no control, including but not limited to the market’s acceptance of Kyocera-Mita products, the continued downward price pressure on the suggested retail price of printers in the Kyocera-Mita market segments, downward price pressure on the Company’s core intellectual properties and the overall volume of printers being delivered to the market.
     This coupled with a static to declining sales trend of our existing licenses for next year, downward price pressure on our existing technologies, uncertainty surrounding third-party license revenue sharing agreements, (see “– Risk Factors – Our current licensing agreement with Adobe Systems International expires July 2007, and if we do not enter into an amendment to extend the Adobe License Agreement, or enter into a new Adobe licensing agreement before such expiration date, this may have a material adverse effect on our operating results.”), downward price pressure on OEM products and an anticipated consolidation of the number of OEMs in the marketplace may result in a decline in our operating revenues in the first half of fiscal year 2008. The Company is currently looking at ways to reduce its operating expenses over the next few quarters to achieve profitability as it weathers any delay in the delivery of new Kyocera-Mita products into the market.
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
     Our OEM customers, potential customers and competitors continue to seek lower cost alternatives for their engineering needs. Some of our OEM customers, potential customers and competitors have developed extensive offshore operations that may be capable of delivering lower cost solutions than we are able to deliver. The expanding use of lower cost offshore engineering and test labor may make it difficult for us to compete based on the price of our services and result in a significant loss of sales. Similarly, our research and development costs may be higher than those of our OEM customers, potential customers and competitors who are using lower cost offshore engineering services, which may result in our development of less technology for a given research and development budget than our OEM customers, potential customers and/or competitors. Either or both of these trends could have a negative impact on our competitive position and financial results.
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
     Among the changes announced for Microsoft’s Vista™ operating system are fundamental changes to the printing and networking subsystems within the operating system. Of particular relevance to us is Microsoft’s development of a new page description language, or PDL, and peripheral device connectivity methods, the format of which would be licensed by Microsoft on a royalty-free basis to both OEMs and 3rd party technology providers such as us. Should we fail to support these technologies on a timely basis or should OEMs decide to support these technologies on their own without the use of our products, it could have an adverse impact on our potential licensing revenues from these enhanced products. In addition, to the extent that our current PDL products are perceived as being gradually rendered obsolete over the long term by these new Microsoft technologies, it could have an adverse impact on our ability to generate new sales of our current PDL products.
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
     Our monochrome technology and products have been in the marketplace for an average of more than 34 months as of October 31, 2006. The average age of current technology and products in the marketplace reflects the aging of our monochrome technology and products. Although we continue to license our current technology and products to certain OEMs, there can be no assurance that the OEMs will continue to need or utilize the products and technology we currently offer.
We have a history of losses.
     Although we were profitable in the first nine months of fiscal year 2007 and were profitable in fiscal year 2006, we had been unprofitable in four of the previous five fiscal years. There is no assurance that we will continue to be profitable at any time in the future.
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
     Our net trade accounts receivable was $5.6 million as of October 31, 2006, an increase from $2.1 million as of January 31, 2006. Although we believe that our reserves for accounts receivable are adequate for the remainder of fiscal year 2007, our reserves may prove to be inadequate. If our reserves for accounts receivable are inadequate, it could have a material adverse effect on our results of operations.

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
We rely on the services of our executive officers and other key personnel, whose knowledge of our business and industry would be extremely difficult to replace.
     Our success depends to a significant degree upon the continuing contributions of our senior management. Management and other employees may voluntarily terminate their employment with us at any time upon short notice. The loss of key personnel could delay product development cycles or otherwise harm our business. We believe that our future success will also depend in large part on our ability to attract, integrate and retain highly-skilled engineering, managerial, sales and marketing personnel. Competition for such personnel is intense, and we may not be successful in attracting, integrating and retaining such personnel. Failure to attract, integrate and retain key personnel could harm our ability to carry out our business strategy and compete with other companies.
If our succession plan for a new President and CEO is not implemented successfully, our business could be adversely affected.
     On August 31, 2006 we announced that Howard Nellor will retire from the position of President and CEO. Mr. Nellor will remain President and CEO until we complete our selection process to fill these positions. We also announced that as part of an orderly succession plan, the board has retained an executive search firm to assist in locating a qualified candidate to become our new President and CEO. A new President and CEO will have to be integrated into our business and operations and we cannot assure you that our succession plan will be implemented successfully. If our succession plan is not implemented successfully or if the new President and CEO is not able to integrate successfully into our business and operations, our business could be adversely affected.
Our stock price may experience extreme price and volume fluctuations.
     Our common stock has experienced price volatility. In the 60-day period ending November 30, 2006, the closing price of the stock ranged from $2.61 per share to $4.42 per share, and, since the beginning of fiscal year 2006, the stock has closed as low as $2.61 per share and as high as $9.91. Such price volatility may occur in the future. Factors that could affect the trading price of our common stock include:

•	macroeconomic conditions;

•	actual or anticipated fluctuations in quarterly results of operations;

•	announcements of new products or significant technological innovations by us or our competitors;

•	developments or disputes with respect to proprietary rights;

•	losses of major OEM customers;

•	general trends in the industry;

•	overall market conditions and other factors; and

•	change in executive management.
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
We rely on certain third-party providers for applications to develop our ASICs. As a result, we are vulnerable to any problems experienced by these providers, which may delay product shipments to our customers.
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
     Section 404 of SOX requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and assess on an on-going basis the design and operating effectiveness of the internal control structure and procedures for financial reporting. Our independent registered public accounting firm will be required to attest and audit both the design and operating effectiveness of our internal controls and management’s assessment of the design and the effectiveness of our internal controls beginning with the fiscal year ending on January 31, 2007 because we will become an accelerated filer as defined by the SEC rules on January 31, 2007. As such, we will be required to comply with Section 404 of the Sarbanes-Oxley Act. If we are unable to remediate material weaknesses, our independent registered public accounting firm would be required to issue an adverse opinion on our internal controls. During management’s assessment of internal controls for the first quarter of fiscal year 2007, management determined that a material weakness existed with regard to our revenue recognition process. The material weakness, if not remediated, could have a material adverse effect on our results of operation in future periods and could have a negative impact on our stock price. It is possible that other material weaknesses may be found in the future.
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
     Our semiconductor hardware strategy has several components:
1)	Licensing of specific technologies to OEMs and chip manufacturers;

2)	Design and fabless manufacture and sale of ASIC (Application Specific Integrated Circuit) devices to OEMs;

3)	Support and licensing of specific technologies to System on a Chip (“SoC”) suppliers who sell devices to OEMs; and

4)	Leveraging the semiconductor IP by additionally licensing software to OEMs after the ASIC or SoC devices have been sold to the OEMs.
     In March 2006, we entered into a SoC development agreement with PMC-Sierra Corporation (“PMC”). In June 2006, PMC terminated this agreement. As a result of this effort the Company is better situated to introduce its technologies, suitable for ASIC and SoC devices, to OEMs and other semiconductor companies. The Company hopes this will lead to new licensing agreements with OEMs and chip companies. If the digital imaging market does not accept all or some of our semiconductor hardware strategy and our plans to leverage our IP licensing sales to OEMs, or takes more time to accept our solutions than we expect the growth of our business may be harmed. As a result of this risk and other complexities of the imaging industry, we continue to explore opportunities to enhance our value, including aggressive marketing of our new technologies, developing new market opportunities, diversifying our revenue streams through acquired technologies, seeking additional capital and evaluating potential merger and acquisition candidates.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk.
     The Company is exposed to a variety of risks. The Company from time to time maintains its portfolio of cash equivalents, in money market funds. Although the Company is subject to interest rate risks, the Company believes an effective increase or decrease of 10% in interest rate percentages would not have a material adverse effect on its results from operations.
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
Item 4 — Controls and Procedures.
     The Company maintains disclosure controls and procedures that are designed to ensure information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Peerless management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     As required by Rule 13(a)-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective at ensuring that the information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported as required in applicable SEC rules and forms because of the deficiency in internal controls over financial reporting described below. Management has determined this deficiency constitutes a material weakness in the Company’s internal controls over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
Software Revenue Recognition
     As a result of substantial turnover in accounting personnel and the retirement of the chief financial officer, the Company did not maintain effective controls over the revenue recognition process. Our controls were not adequate to capture and analyze all the various terms and conditions of all contracts to ensure proper recording of revenue contracts with standard and non-standard terms. Certain of our revenue transactions are accounted for in accordance with AICPA’s Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), as amended, which includes complex revenue recognition criteria that were not always adequately assessed. Specifically, the Company misapplied generally accepted accounting principles to software license arrangements signed during the nine months ended October 31, 2006. This weakness resulted in the identification of adjustments by our independent registered public accounting firm during its review of our revenues. Management has responded to the identification of this material weakness by engaging the services of an outside consultant with sufficient software revenue recognition expertise to assist in the design and development of policy and procedure to ensure that the Company’s revenues and costs are reported in accordance with SOP 97-2, as well as Staff Accounting Bulletin No. 104 “Revenue in Financial Statements” and EITF 00-21 “Revenue Arrangements with Multiple Deliverables.” Although significant improvements have been made in the implementation of and maintenance of effective controls over the revenue recognition process, the Company still lacks effective controls.
     There was no material impact associated with this deficiency to the financial results for the nine months ended October 31, 2006. However, the potential for a material impact exists if the discovered material weakness is not remediated. Management believes that the actions described above will achieve such remediation. Management has also implemented a process to more rigorously analyze, document and review all revenue contracts and continues to enhance the features of this process as it is implemented.
     There have been no significant changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. These controls will be tested in conjunction with the Company’s efforts to document its compliance with the requirements of the Sarbanes-Oxley Act of 2002.
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings.
     The Company is involved in various routine legal proceedings incidental to the conduct of its business. Management does not believe that any of these legal proceedings will have a material adverse impact on the business, financial condition or results of operations of the Company, either due to the nature of the claims, or because management believes that such claims should not exceed the limits of the Company’s insurance coverage or should be covered by indemnification agreements.
Item 1A — Risk Factors
     Our short and long-term success is subject to many factors that are beyond our control. Stockholders and prospective stockholders in the Company should consider carefully the following risk factors, in addition to the information contained elsewhere in this Report. This Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors below and in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors”.
     Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2006, filed on May 1, 2006.
The following risk factors are new risk factors compared to the risk factors in our Annual Report on Form 10-K:
Our current licensing agreement with Adobe Systems Incorporated expires in July 2007, and if we do not enter into an amendment to extend the Adobe License Agreement, or enter into a new Adobe licensing agreement before such expiration date, this may have a material adverse effect on our operating results.
     In 1999, we entered into a PostScript Software Development License and Sublicense Agreement with Adobe Systems Incorporated, referred to here as the Adobe License Agreement, that enables us to offer a convenient and optimized Adobe PostScript-enabled solution, as well as directly sublicense PostScript to our OEM customers. We have amended the Adobe License Agreement several times since 1999. Approximately 40% of our revenue for the nine months ended October 31, 2006, and approximately 46% of our revenue for the fiscal year ended January 31, 2006, were derived from our licensing arrangement with Adobe. The Adobe License Agreement, as amended, is scheduled to expire on July 23, 2007, referred to here as the Adobe Expiration Date.
     If we are unable to enter into a new licensing agreement with Adobe by the Adobe Expiration Date, or if we are unable to enter into an amendment extending the term of the Adobe License Agreement, we would lose the ability to sublicense Adobe PostScript and this would negatively impact our ability to earn future sublicensing revenue. This may adversely affect our financial condition and results of operations. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors – We rely on relationships with Adobe Systems Incorporated and Novell Inc., and any adverse change in those relationships will harm our business.”
We rely on the services of our executive officers and other key personnel, whose knowledge of our business and industry would be extremely difficult to replace.
     Our success depends to a significant degree upon the continuing contributions of our senior management. Management and other employees may voluntarily terminate their employment with us at any time upon short notice. The loss of key personnel could delay product development cycles or otherwise harm our business. We believe that our future success will also depend in large part on our ability to attract, integrate and retain highly-skilled engineering, managerial, sales and marketing personnel. Competition for such personnel is intense, and we may not be successful in attracting, integrating and retaining such personnel. Failure to attract, integrate and retain key personnel could harm our ability to carry out our business strategy and compete with other companies.
If our succession plan for a new President and CEO is not implemented successfully, our business could be adversely affected.
     On August 31, 2006 we announced that Howard Nellor will retire from the position of President and CEO. Mr. Nellor will remain President and CEO until we complete our selection process to fill these positions. We also announced that as part of an orderly succession plan, the board has retained an executive search firm to assist in locating a qualified candidate to become our new President and CEO. A new President and CEO will have to be integrated into our business and operations and we cannot assure you that our succession plan will be implemented successfully. If our succession plan is not implemented successfully or if the new President and CEO is not able to integrate successfully into our business and operations, our business could be adversely affected.

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
     Our semiconductor hardware strategy has several components:
1)	Licensing of specific technologies to OEMs and chip manufacturers;

2)	Design and fabless manufacture and sale of ASIC (Application Specific Integrated Circuit) devices to OEMs;

3)	Support and licensing of specific technologies to System on a Chip (“SoC”) suppliers who sell devices to OEMs; and

4)	Leveraging the semiconductor IP by additionally licensing software to OEMs after the ASIC or SoC devices have been sold to the OEMs.
     In March 2006, we entered into a SoC development agreement with PMC-Sierra Corporation (“PMC”). In June 2006, PMC terminated this agreement. As a result of this effort the Company is better situated to introduce its technologies, suitable for ASIC and SoC devices, to OEMs and other semiconductor companies. The Company hopes this will lead to new licensing agreements with OEMs and chip companies. If the digital imaging market does not accept all or some of our semiconductor hardware strategy and our plans to leverage our IP licensing sales to OEMs, or takes more time to accept our solutions than we expect the growth of our business may be harmed. As a result of this risk and other complexities of the imaging industry, we continue to explore opportunities to enhance our value, including aggressive marketing of our new technologies, developing new market opportunities, diversifying our revenue streams through acquired technologies, seeking additional capital and evaluating potential merger and acquisition candidates.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3 — Defaults Upon Senior Securities.
     None.
Item 4 — Submission of Matters to a Vote of Security Holders.
     None.
Item 5 — Other Information.
Item 6 — Exhibits.
     Exhibits:
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.2 in the Company’s Registration Statement on Form S-1 (File No. 333-09357)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 99(B) in the Company’s Current Report on Form 8-K filed on July 2, 2001)

4.1	Instruments defining the rights of security holders. Reference is made to Exhibits 3.1 and 3.2

4.2	Rights Agreement dated October 7, 1998, between the Company and Wells Fargo Shareowner Services (incorporated by reference to Exhibit 4.3 in the Company’s Current Report on Form 8-K filed on October 13, 1999)

10.1	Lease Agreement dated as of August 1, 2006, between Continental Development 2361/2381 LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Peerless Systems Corporation

	By:	/s/ Howard J. Nellor

Howard J. Nellor
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: December 14, 2006

	By:	/s/ John V. Rigali

John V. Rigali
Vice President of Finance and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Date: December 14, 2006

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.2 in the Company’s Registration Statement on Form S-1 (File No. 333-09357)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 99(B) in the Company’s Current Report on Form 8-K filed on July 2, 2001)

4.1	Instruments defining the rights of security holders. Reference is made to Exhibits 3.1 and 3.2

4.2	Rights Agreement dated October 7, 1998, between the Company and Wells Fargo Shareowner Services (incorporated by reference to Exhibit 4.3 in the Company’s Current Report on Form 8-K filed on October 13, 1999)

10.1	Lease Agreement dated as of August 1, 2006, between the Company and Continental 2361/2381 LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.