Form 10-K
period 2007-01-31
PEERLESS SYSTEMS CORP
filed 2007-04-13
CIK 897893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-21287

Peerless Systems Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	95-3732595 (I.R.S. Employer Identification No.)
2381 Rosecrans Avenue, El Segundo, CA (Address of Principal Executive Offices)	90245 (Zip Code)

Registrant’s telephone number, including area code: (310) 536-0908

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $.001 par value	The NASDAQ Stock Market LLC
Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

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
Large Accelerated Filer  ☐    Accelerated Filer ☑    Non-Accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

The aggregate market value of the registrant’s common equity held by non-affiliates was approximately $81,458,496 on July 31, 2006, based upon the last sale price of our common stock on the Nasdaq Capital Market on such date.

The number of shares of Common Stock outstanding as of April 10, 2007 was 17,202,937.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders to be held on or around June 11, 2007, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended January 31, 2007.

PEERLESS SYSTEMS CORPORATION

ANNUAL REPORT ON FORM 10-K
For the Year Ended January 31, 2007

TRADEMARKS

Peerless®, PeerlessPrint®, QuickPrint®, Memory Reduction Technology® (MRT), PeerlessPowered®, AccelePrint®, SyntheSys®, PerfecTone® and VersaPage® are registered trademarks of Peerless Systems Corporation. PeerlessNet™, PeerlessPage™, PeerlessSPS™, PeerlessTrapping™, PeerlessXPS™, MagicPrint™, ImageWorks™, PeerlessDriver™, PeerlessColor™, and WebWorks™ are trademarks of Peerless Systems Corporation. Peerless Systems, P logo, and Peerless logo are trademarks and service marks of Peerless Systems Corporation registered in Japan. Peerless is a trademark of Peerless Systems Corporation that is registered in Australia, China, France, Hong Kong, Spain, Taiwan, and the United Kingdom, and is the subject of applications for registration pending in the European Union, Italy, and Korea. PeerlessPrint is a trademark of Peerless Systems Corporation that is the subject of an application for registration pending in Japan. PeerlessPrint (in Katakana) is a trademark of Peerless Systems Corporation that is the subject of an application for registration pending in Japan.

Statements made by us in this report and in other reports and statements released by us that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21 of the Securities Exchange Act of 1934. These forward-looking statements are necessarily estimates reflecting the judgment of our senior management based on our current estimates, expectations, forecasts and projections and include comments that express our current opinions about trends and factors that may impact future operating results. Disclosures that use words such as “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect,” “project” or the negative of these, as well as similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievement, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Risk Factors” in Part I, Item 1A. below. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below. Except as required under the federal securities laws and the rules and regulations of the U.S. Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise.

PART I

Item 1.  Business

Peerless Systems Corporation licenses, develops and sells imaging and networking technologies and components to the digital document markets, which include original equipment manufacturers, or OEMs of color and monochrome printers, and multifunction office products and digital appliances. We develop and license software-based imaging and networking technology for controllers in embedded, attached and stand-alone digital document products and integrate proprietary software into printers, copiers, and multifunction products, or MFPs, of OEMs. We receive revenues from our license agreements, development agreements and service agreements and through direct sales of our products to our customers. Our broad line of scalable software enables our customers to shorten their time-to-market and reduce costs by offering unique solutions for multiple products. Our customer base includes companies such as Konica Minolta, Kyocera-Mita, OkiData, Panasonic, Ricoh, RISO, and Seiko Epson. We also maintain strategic partnerships with Adobe and Novell.

We were incorporated in California in 1982 and reincorporated in Delaware in September 1996. We make our periodic and current reports and amendments to our reports available free of charge, on our website (www.peerless.com) as soon as reasonably practicable after such filing is electronically filed with, or furnished to, the Securities and Exchange Commission. The information on our Internet website is not incorporated by reference into this Annual Report on Form 10-K.

We have developed controller products and applications for sale to OEMs. Digital document products include monochrome (black and white) and color printers, copiers, fax machines and scanners, as well as MFPs, that perform a combination of these imaging functions. In order to process digital text and graphics, digital document products rely on a core set of imaging software and supporting electronics, collectively known as a digital imaging system. Network interfaces supply the core technologies to digital document products that enable them to communicate over local and wide area networks and the Internet. Our products and engineering services provide fully integrated advanced and proprietary imaging and networking technologies that enable our OEM customers and third party developers for OEMs to develop stand-alone and networked digital printers, copiers and MFPs quickly and cost effectively. We license our technology, enter into development agreements and market our solutions directly to OEM customers including Konica Minolta, Kyocera-Mita, Oki Data, Panasonic, Ricoh, and Seiko Epson. We have also expanded our solution offerings by incorporating related imaging and networking technologies developed internally or licensed from third parties.

Our traditional embedded development focus has historically been to offer high performing systems at a lower cost compared to competitive offerings. Our controllers achieve their performance objectives by incorporating printer description languages, or PDL interpreters, such as Adobe PostScript3, PeerlessPrint®5c or PeerlessPrint®5e, PeerlessPrint®6, PeerlessPrint®7 and PeerlessXPStm, while simultaneously executing raster image processing commands on our proprietary graphics co-processor. Lower component costs result from reducing the amount of random access memory, or RAM required to process raster images through the use of our proprietary hardware based compression technology. Integrating network components further reduces the cost of our solutions and software typically supplied by third party technology vendors in separately mounted network interface cards. Our software has a modular architecture allowing for fast replacement of the key components required to support new printer and copier engine interfaces. This architecture helps OEMs meet the fast time to market requirements in today’s hardcopy imaging business. These three core areas of higher performance, lower cost and fast time to market describe the competitive advantages of Peerless technologies in the printer controller markets.

In addition to our core monochrome technologies, we have developed and commercialized our Peerless high performance color technologies based on what was formerly regarded as “Peerless Sierra Technologies”. By leveraging the Peerless high performance color technology architecture, we can address key growth areas in the imaging market including: increased demand for color imaging in high growth market segments, the emergence of MFPs and continued demand for faster low cost monochrome printing solutions. The Peerless high performance color technologies line of products produces high resolution color quality imaging on an architecture that is capable of printing full continuous tone, or contone, color documents at speeds ranging from 20 pages per minute to more than 100 pages per minute. Peerless high performance color technologies use a common architecture for both monochrome and color, saving developers from supporting multiple code bases. In addition, Peerless’ high performance color technology architecture is re-usable across a variety of product segments including printers, and MFPs.

Digital Document Products — Industry Background

We believe that today’s office and home/office environment is increasingly dependent on a variety of electronic imaging products including printers, fax machines, scanners, MFPs and all-in-ones, or AIOs. Historically, most electronic imaging products in the office environment have been stand-alone, monochrome machines, which were dedicated to a single print, copy, fax or scan function. However, with the proliferation of personal computers, desktop publishing software, network computing and high resolution color graphics, documents are increasingly being created, stored and transmitted digitally, thereby increasing the need for digital document reproduction and printing.

Developments in the Digital Document Products Market

Rapid changes in technology and end-user requirements continue to create challenges for digital document product manufacturers, particularly in the area of digital imaging systems. These changes include the increased demand for higher performance products at lower prices, the demand for color imaging, the emergence of MFPs, the increased role of networking and the decline in the growth of our historical monochrome market.

Demand for higher performance at lower prices. The digital document products market continues to demand higher performance products, including faster print performance and increased imaging quality for less money. Our high performance color technologies address this market need.

Demand for color imaging. Demand continues to increase for products that offer high quality color printing solutions for the office. These products are designed to replace their monochrome equivalents at competitive price points with affordable total cost-of-ownership. Our high performance color technologies help bridge the gap between monochrome and color digital imaging.

Emergence of multifunction products. The advent of MFPs has eroded the boundaries between the previously distinct printer, copier, fax and scanner markets. MFPs offer several functions including copying, printing, emailing, scanning and faxing in one product. Our high performance color technologies address the complex requirements of driving and managing these richly featured MFPs and rapidly growing AIOs.

Increased role of networking. Within the office environment, digital document products are increasingly being deployed in networks. Because multiple network protocols and operating systems are deployed in the office environment, networked products must support a broad array of networking technologies. The network environment is also changing rapidly and becoming increasingly complex, with a growing requirement for remote network management that extends across local area networks, wide area networks, the Enterprise information technology environment and the Internet. Our core networking technology, the Peerless Software Print Server, or PeerlessSPS, is also available as a stand-alone Software Development Kit, or SDK. We believe the SPS SDK is one of the most complete networking solutions in the imaging industry. We have completed our next generation networking technology, which is being marketed as the PeerlessNet suite. PeerlessNet is a family of SDKs that currently includes PeerlessNet NetPrint software print server, PeerlessNet Web Services, and PeerlessNet Security.

Decline in OEM demand. There has been a general decline in the rates of growth for the monochrome printer and copier markets in which we, in the past, have been primarily engaged. While these markets have continued to grow in absolute numbers, the rates of growth have declined. With these declines in the rates of growth, OEMs that produce products in these markets have reacted by engaging in internal controller development and consolidating through mergers and acquisitions. In addition, OEMs are now introducing new products at a slower rate than they had in the past.

Technology

In response to the challenges and demands upon digital document manufacturers, we continue to develop proprietary technologies for the digital imaging and digital document marketplace that are designed to provide meaningful improvements in performance, cost and time-to-market for our OEM customers. Our proprietary object-based imaging system reduces the size of digital document imaging files with virtually no loss of visual quality. This proprietary technology enables our OEM customers to increase print quality and speed, and reduce memory cost. We incorporate complementary technologies, or make our technologies compatible with third party technologies, in order to provide our customers with a more comprehensive imaging solution. We have focused on the repackaging of our technologies into modules that can be used by other developers who have their own proprietary imaging and networking technologies and can utilize a portion of Peerless technologies to make their products better or to reach new markets such as the convenience color market for the walk-up end user. Some of our key proprietary technologies include the following:

Object-based image processing. We continue to make advances in our proprietary object-based image processing technology, which improve the quality of our color processing and enhance the fidelity of printed output. These advances include a new patent pending lossless compression algorithm.

The benefits of our technology become more apparent as the image processing workload increases, which occurs with increased resolution or a transition from monochrome to color printing. In addition to imaging devices that can accept ever increasing amounts of data in terms of color depth and resolution, new office applications are emerging that can generate highly sophisticated graphics expressed in XML. We are actively developing our PeerlessXPS™ interpreter and Raster Image Process, or RIP, to support the XML Paper Specification, or XPS, a standard that was introduced by Microsoft as a key component of its new Windows Vista™ Operating System.

Color management software. Our color management software is based on the use of industry standard ICC profiles, which ensures the highest degree of fidelity and user-defined flexibility when rendering digital documents on color output devices. This software supports four different rendering intents, Perceptual, Saturation, Relative Colorimetric, and Absolute Colorimetric, which allows the end user to select the appropriate rendering mode for diverse document types such as reports, presentations and photographs.

Technology partners. We have established relationships that permit us to offer our customers complementary technologies developed by various technology partners, including Adobe and Novell. Adobe has been our development partner since 1992 and the relationship has grown with each new application Adobe develops and each new application we develop. In 1999, we entered into a PostScript Software Development License and Sublicense Agreement with Adobe, or Adobe License Agreement, that expanded the application and integration of our respective technologies. Subsequently, we have amended this agreement many times to optimize our working relationship. The Adobe License Agreement permits us to offer a convenient and optimized Adobe PostScript-enabled solution, as well as directly sublicense PostScript™ to our OEM customers.

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

We have previously entered into semiconductor agreements with some of the leading developers and manufacturers of reduced instruction set computer, or RISC, microprocessors, including IBM and PMC-Sierra. These relationships allowed our semiconductor partners to attempt to offer integrated processor and co-processor solutions, which combine our basic imaging technology with an industry-standard microprocessor. Presently, we do not see microprocessors being developed and sold based upon these agreements.

Strategy for Business

Our overall business strategy has been adjusted to achieve better growth and profitability. First, the strategy is to improve our four core technology offerings: imaging, Adobe PostScript™, networking and hardware IP. We anticipate this will improve the demand for our core technologies and create customer opportunities. The second component of our strategy is to leverage our core technologies into the rapidly growing all-in-one product market which we believe may result in additional sales opportunities. The third part of our strategy is to diversify into new software applications in ancillary markets to our core technology offerings. It is our expectation that this strategy will strengthen our revenue streams and help achieve long term earnings growth.

Based on the foregoing strategy we are focused on the following:

Targeted development of new technologies. We will continue to invest in research and development in the imaging market place in order to expand the applications of our core technologies across a broader range of digital imaging devices. We continue to introduce imaging technology innovations designed to increase performance, reduce cost and address a broader range of emerging digital document product requirements (e.g. PeerlessXPS interpreter).

Additional packaging options for our technologies include licensed SDKs and hardware IP cores. As a result of the development of the modular Peerless high performance color technologies and our enhancement of its existing monochrome capabilities, we are packaging our technologies in SDKs allowing OEMs to pick and choose the components that they need to address specific product development needs. To capture the value inherent in Peerless' advanced rendering technology, this technology is being packaged as hardware IP cores so that the technology can more easily be integrated into proprietary ASICs and SoCs that our OEM customers and partners create for developing printer and MFP controllers. Hardware IP cores are a package of the Peerless rendering and imaging technology in a modular form that can be combined with other third party modules and the buyer’s own technology for integration into custom ASICs and SoCs.

Develop and expand relationships with key industry participants. We have established relationships with leading color and monochrome printer industry companies, such as Konica Minolta, Kyocera Mita, Lenovo, Oki Data, Panasonic, Ricoh, Seiko Epson, and Tally Genicom. We seek to expand our relationships with these partners by offering a broad range of solutions for additional digital color and monochrome devices produced by them. We are also establishing relationships with other digital copier and printer companies.

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

Develop and enhance strategic relationships in the digital document market. We intend to develop and enhance our relationships with key participants in the digital document product market including Adobe, Novell and Microsoft.

Expand our product offerings. We seek to position our product offerings to address emerging and high growth opportunities within the digital imaging market. The growth of color printers, MFPs, and AIOs in the enterprise and office represents a market that we will continue to target. Moreover, we are investigating the solution software application market as an opportunity to diversify our revenue streams.

Expand geographical presence and market reach. We have established relationships with co-development firms such as NTL of Japan. We are currently marketing and selling our products into the Peoples’ Republic of China and Taiwan.

As a result of the potential decline of OEM revenue and an uncertain future, the Company intends to diversify its business to better ensure growth and profitability. The Company intends to maximize its strength in the following traditional core areas: imaging, Adobe PostScript™, networking and hardware IP. In addition, we will focus on the solution software application area and the all-in-one or AIO market place. This would be attractive primarily, but not exclusively, to our existing customer base and could lead to additional revenue opportunities. The Company plans to acquire or invest in existing business enterprises to accomplish this goal. While the Company has begun research and investigation, no agreement has been entered into with any third party. It is our expectation that this strategy will strengthen our revenue streams and help achieve long term earnings growth. Our inability to implement our strategic plan, develop and offer products, and manage expansion in the aforementioned market places, as well as, the static to declining sales trend of our existing licenses, downward price pressure on our existing technologies, uncertainty surrounding third party license revenue sharing agreements, downward price pressure on OEM products and the anticipated consolidation of the number of OEMs in the market place may have a material adverse affect on our business and financial results. See, “Item 1A. Risk Factors.”

Products and Solutions

The main source of our revenues comes from our licensed software-based imaging and networking systems for the digital document product marketplace. Product licensing revenues and engineering services and maintenance revenues represented 99%, 91% and 90% of total revenues in fiscal years 2007, 2006 and 2005, respectively. Licensing revenues were 65%, 58% and 79% of total revenues in fiscal years 2007, 2006 and 2005, respectively. Engineering services and maintenance revenues were 34%, 33% and 11% of total revenues in fiscal 2007, 2006 and 2005, respectively. Our technology and engineering services provide advanced imaging solutions that enable our OEM customers to develop digital printers, copiers and MFPs cost effectively. We deliver our products to our OEM customers in multiple ways, including: licensing of SDKs that provide imaging and networking technology for the OEM’s internal product development; turnkey product development whereby we provide the technology and the additional engineering services necessary to integrate the appropriate technology into a complete imaging system solution optimized to the OEM’s specific requirements; and a co-development relationship that combines the licensing of our technology with joint or third party co-development firms and OEM engineering resources.

Our network technology allows printers and MFPs to be shared across work groups, a distributed enterprise and the Internet. Our print language products support a wide range of digital printing devices, including: desktop color printers; digital black and white MFPs; digital black and white laser printers; and digital color MFPs (i.e., Adobe PostScript, PeerlessPrint®5e/c, PeerlessPrint®6, PeerlessPrint®7, or PeerlessXPS).

We also announced the upcoming release of our PeerlessXPS™ SDK, a product which now makes our color imaging system compatible with Microsoft’s Windows Vista™ OS. PeerlessXPS™ includes all the advantages previously afforded by PeerlessPrint7 (ICC profile based color management known as PeerlessColor™ and Peerless Trapping™ for enhanced image quality), while supporting the improved printing experience available from Windows Vista™. PeerlessXPS™ is specifically designed to meet the demands of low cost embedded imaging systems.

In March 2005, we signed a Memorandum of Understanding, or MOU, with Kyocera-Mita Corporation to provide engineering services in the development of several new color products. This binding agreement is for three years, with payments of $2 million dollars per quarter over that period and the possibility of earning an additional $250 thousand in incentive bonuses each quarter. Thus the total direct value of the MOU ranges from $24 million to $27 million in engineering services fees, which will be augmented by incremental licensing fees when the new technology developed under this agreement launches into the marketplace.

Architecture. Our high performance architecture includes all the components necessary to construct a world class controller supporting color printing, and scanning, with extensions to support the addition of value-added functions such as integrated copying. The architectural components consist of a complete object-based imaging system capable of rendering a variety of document formats into high fidelity printed output, as well as a print engine driver, object-based image processing model, graphics library, color management, font management, hard disk management, print job management, distributed scanning, user control panel interface and a full suite of direct and networked connectivity options.

Page Description Languages. We provide OEMs with support for the most widely used and standard Page Description Languages, namely Adobe’s PostScript Software and Hewlett-Packard’s Printer Control Language (PCL). We offer PeerlessPrint® technology, which emulates Hewlett-Packard’s PCL. The current level of emulation coincides with Hewlett-Packard’s PCL6 or XL Protocol 3.0 specification. As mentioned earlier, we are in active development on our PeerlessXPS™ SDK, which is available at this time to OEMs to start development.

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

Networking technology. We support an array of networking protocols allowing our OEM customers to address a broad range of end-user networking requirements and scenarios. Our network software product family encompasses network printing and scanning, internet fax, and network management features including Simple Network Management Protocol, Directory Services and Web-based services. Through integration of industry standard network management agents, the software can integrate seamlessly into existing organizational network management applications. We are developing Web Service functions to support the integration of network enabled MFPs and printers into Enterprise Service Oriented Architectures. These Web Services functions also support the new Windows Rally™ networking and communications technologies incorporated into Windows Vista™. We are also actively engaged in addressing advanced security requirements that are becoming mandatory for addressing both health provider and government-related industries. We believe that security of both the network and applications will open up new markets and opportunities for our network technology.

Customers

We currently derive substantially all of our revenues from direct sales to digital document product OEMs. Two of our customers, Konica Minolta and Kyocera-Mita, each generated more than 10% of our total revenues for fiscal year 2007. Revenues from our top two customers accounted for 70% and 50% of our total revenues for fiscal years 2007 and 2006, respectively. Although we have expanded and diversified our customer base through focused sales efforts and acquisitions, we anticipate that our future revenues may be similarly concentrated with a limited number of customers. Our largest customers vary to some extent from year to year as product cycles end, contractual relationships expire and new products and customers emerge. Many of the engineering services and a number of licensing arrangements with our customers are provided on a project-by-project basis, are terminable with limited or no notice, and in certain instances are not governed by long-term agreements. Because a limited number of customers generate a large percentage of our revenues, any loss of these customers would have a material adverse impact on our results of operations. See “Risk Factors - We rely on relationships with certain customers and any adverse change in those relationships will harm our business,” for a discussion of our reliance on a limited number of customers.

As discussed previously, there has been a general decline in the rates of growth for the monochrome work group printer and MFP market segments in which we are engaged. For those product platforms that do go forward for development and customer introduction, the OEMs, in a number of instances, have not selected our solutions. This occurred in some cases because the OEMs perceived that our solutions did not meet their technical requirements. In other cases it occurred because the OEMs either developed the technology themselves or utilized lower cost offshore software competitors. We continue to focus on higher growth segments such as color printing and color MFP markets with OEMs.

Markets

Segments. We sell our products and services to OEMs which produce products for the enterprise and office sector of the digital document product market, which is characterized by digital document products ranging in price from approximately $500 to $1,000 at the low end to in excess of $50,000 each at the high end. These products typically offer high performance differentiated by customized features. As a result of these unique requirements, we typically address the office sector of the digital document product market via direct OEM relationships with individual digital document product manufacturers. Our major customers in the office market in the fiscal year 2007 included Kyocera- Mita, Konica Minolta, Oki Data, Panasonic, RISO and Seiko Epson.

Geography. Since the majority of our OEM customers are comprised primarily of companies headquartered in Japan, revenues from customers outside the United States accounted for 91%, 90%, and 85% of our total revenues in fiscal years 2007, 2006, and 2005, respectively. Further, we expect that sales to customers located outside the United States may increase in absolute dollars in the future. These customers sell products containing our technology primarily in the North American, Japanese, and European marketplaces. See Note 10 of the Consolidated Financial Statements, included herein, for revenues by geographical region for the last three fiscal years.

All of our contracts with international customers are, and we expect that in the future will be, denominated in U.S. dollars. As a result, we are currently not subject to material foreign currency transaction and translation gains and losses. However, see “Risk Factors - Our international activities may expose us to risks associated with international business.”

Sales and Marketing

We market our products to OEMs that sell digital document products to the worldwide market. We direct most of our sales efforts through our headquarters in California and our subsidiary, Peerless K.K., in Japan. Sales to European digital document product manufacturers are conducted out of our California headquarters. We market our technology directly to OEMs, as well as through focused trade relations. Direct OEM marketing consists of focused public relations activities and the development of sales collateral, mailers, trade show attendance and sales support. We have devoted increased time and resources to increasing our presence in media accessed by OEM customers.

Product Development and Engineering Services

Our product development activities are located at two primary sites, El Segundo, California, and Kent, Washington. These activities primarily consist of new product development, enhancement of existing products, product testing and technical documentation. Our engineering is focused on two primary areas: research and development, which focuses on development and enhancement of our products and core technologies; and engineering services, which focuses on customized customer design activities. We also use the services of offshore development partners for specialized product customization and testing projects. In addition to extending the capacity of our permanent engineering staff, this approach has lead to labor cost reductions that allow us to offer engineering services to the global market at competitive rates. We spent approximately $6.7 million , $5.7 million and $11.7 million on research and development activities during fiscal years 2007, 2006 and 2005, respectively.

Despite helping us achieve labor cost reductions, we have encountered quality control, security and project management issues that are inherent with this type of offshore engineering effort. We will continue to look for ways to drive down our engineering services cost, effectively use offshore labor to reduce cost and manage our rates to a more competitive level in the global market. See “Risk Factor - Our increased use of low-cost offshore engineering and test labor could significantly harm our business.”

Our engineers work closely with OEMs that desire custom solutions or packaging, or developing customized interfaces and applications specific to individual OEMs. We typically receive a fee for such engineering services. To further support the development of technology and products for our OEMs, we have established co-development relationships with NTL of Japan, to focus on the integration of server-based development.

Intellectual Property and Proprietary Rights

Our success is heavily dependent upon our proprietary technology. To protect our proprietary rights, we rely on the combination of patent, copyright, trade secret and trademark laws. We also enter into nondisclosure agreements and other contractual provisions and restrictions.

We have over sixty patents and patent applications pending on a world-wide basis. As of January 31, 2007, we had issued patents and/or applications in the United States, European Union, Japan, Hong Kong, Taiwan, China, Australia, India and Korea. The issued patents and applications relate to techniques developed by us for generating output for continuous synchronous raster output devices, such as laser printers, compressing data for use with output devices, filtering techniques for use with output devices and communicating with peripheral devices over a network.

There can be no guarantee that the patents held by us will not be challenged or invalidated, that patents will be issued for any of our pending applications or that any claims allowed from existing patents or pending applications will be of sufficient scope or strength (or issue in the countries where products incorporating our technology may be sold) to provide meaningful protection or any commercial advantage to us. In any event, effective protection of intellectual property rights may be unavailable or be limited in certain countries. The status of United States patent protection in the software industry continues to evolve as the United States Patent and Trademark Office grants additional patents in this area. Patents have been granted to fundamental technologies in software after the development of an industry around such technologies, and patents that relate to fundamental technologies related to our business may be issued to third parties.

As part of our confidentiality procedures, we enter into written nondisclosure agreements with our employees, consultants, prospective customers, OEMs and strategic partners and take further affirmative steps to limit access to and distribution of our software, intellectual property and other proprietary information. Despite these efforts and in the event such agreements are not timely made, complied with or enforced, we may be unable to protect our proprietary rights. In any event, enforcement of our proprietary rights may be very expensive. Our source code also is protected as a trade secret. However, from time to time, we license our source code to OEMs pursuant to protective agreements, which subjects us to the risk of unauthorized use or misappropriation despite the contractual terms restricting disclosure, distribution, copying and use. In addition, it may be possible for unauthorized third parties to obtain, distribute, copy or use our proprietary information, or to reverse engineer our trade secrets.

As the number of patents, copyrights, trademarks and other intellectual property rights in our industry increases, products using our technologies increasingly may become the subject of infringement claims. There can be no assurance that third parties will not assert infringement claims against us in the future. Any such claims, regardless of merit, could be time consuming, divert the efforts of our technical and management personnel from productive tasks, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, which could have a material adverse effect on our operating results. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation to determine the validity of any claims, whether or not such litigation is determined in favor of us, could result in significant expense to us and divert the efforts of our technical and management personnel from productive tasks. We may lack sufficient resources to initiate a meritorious claim. In the event of an adverse ruling in any litigation regarding intellectual property, we may be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology, or obtain licenses to infringing or substituted technology. The failure of us to develop or license on acceptable terms a substitute technology, if required, could have a material adverse effect on our operating results. See “Risk Factors - If we fail to adequately protect our intellectual property or face a claim of intellectual property infringement by a third party, we could lose our intellectual property rights or be liable for damages.”

Competition

The market for outsourced imaging systems for digital document products is highly competitive and characterized by continuous pressure to enhance performance, add functionality, reduce costs and accelerate the release of new products. We compete on the basis of a refreshed base of core technologies and new MFP technologies, plus technology expertise, product functionality, development time and price. Our technology and services primarily compete with solutions developed internally by OEMs. Virtually all of our OEM customers have significant investments in their existing solutions and have the substantial resources necessary to enhance existing products and to develop future products. These OEMs have or may develop competing imaging system technologies and may implement these systems into their products, thereby replacing our current or proposed technologies, eliminating the need for our services and products and limiting future opportunities for us. In fact, OEMs have increasingly been shifting away from third party solutions in favor of in-house development. Therefore, we are required to persuade these OEMs to outsource the development of their imaging systems and to provide products and solutions to these OEMs that favorably compete with their internally developed products. The best way to accomplish this continues to be to offer products, services and time-to-market advantages that exceed what the OEMs are capable of doing using their own internal resources. We also compete with software and engineering services provided in the digital document product marketplace by other systems suppliers to OEMs. In this regard, we compete with, among others, Electronics for Imaging Inc., Primax Corporation (formerly known as Destiny Technology Corporation), Global Graphics Software Ltd., SOFHA GmbH, Software Imaging and Zoran Corporation (formerly Oak Technologies). Our networking and security products compete with, among others, Silex Technology Inc, SafeNet Inc., and RSA, a division of EMC Corporation. See “Risk Factors - The industry for imaging systems for digital document products involves intense competition and rapid technological changes, and our business may suffer if our competitors develop superior technology.”

As the industry continues to develop, we expect that competition and pricing pressures will increase from OEMs, existing competitors and other companies that may enter our existing or future markets with similar or substitute solutions that may be less costly or provide better performance or functionality. We anticipate increasing competition for our color and multifunction products, particularly as competitors develop and introduce products in this market. Some of our existing competitors, many of our potential competitors and virtually all of our OEM customers have substantially greater financial, technical, marketing and sales resources than we do. In the event that price competition increases, competitive pressures could cause us to reduce the amount of royalties received on new licenses and to reduce the cost of our engineering services in order to maintain existing business and generate additional product licensing revenues. This could reduce profit margins and result in losses and a decrease in market share. No assurance can be given as to our ability to compete favorably with the internal development capabilities of our current and prospective OEM customers or with other third party imaging system suppliers, and the inability to do so would have a material adverse effect on our operating results. See “Risk Factors - The increased use of low-cost offshore engineering and test labor by our customers and competitors poses significant risks to our competitive position.”

Employees

As of January 31, 2007 we had a total of 99 employees plus 5 who performed efforts as consultants and contractors. None of our employees are represented by a labor union, and we have never experienced any work stoppage. We believe we have good relations with our employees.

AVAILABLE INFORMATION

Our website address is http://www.peerless.com. We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”).

Our filings may also be read and copied at the SEC’s Public Reference Room at 100 F Street NE, Room 1580 Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov.

Item 1A.  Risk Factors

Our short- and long-term success is subject to many factors that are beyond our control. Stockholders and prospective stockholders in the Company should consider carefully the following risk factors, in addition to the information contained in this report. This Annual Report on Form 10-K contains "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933 and Section 21 of the Securities Exchange Act of 1934, which are subject to a variety of risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below.

We rely on relationships with certain customers and any adverse change in those relationships will harm our business.

A limited number of OEM customers continue to provide a substantial portion of our revenues. Presently, there are only a small number of OEM customers in the digital document product market to which we can market our technology and services. Therefore, our ability to offset a significant decrease in the revenues from a particular customer or to replace a lost customer is severely limited.

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

During fiscal year 2007, two customers, Kyocera-Mita Corporation and Konica-Minolta each generated greater than 10% of our revenues, and collectively contributed 70% of our revenues. Block license revenues during the same period were $16.7 million, or 50% of revenues. During fiscal year 2006, three customers, Kyocera-Mita Corporation, Konica-Minolta, and Seiko Epson Corporation each generated greater than 10% of our revenues, and collectively contributed 60% of revenues. Block license revenues during the same period were $15.8 million, or 44% of revenues.

Our existing capital resources may not be sufficient and if we are unable to raise additional capital, our business may suffer.

Our principal source of liquidity is our cash and cash equivalents, which, as of January 31, 2007 were approximately $16.4 million in the aggregate. The current ratio of current assets to current liabilities was 3.3:1. For the fiscal year ended January 31, 2007, our operations provided $3.4 million in cash.

On March 1, 2005, we entered into a binding Memorandum of Understanding, or MOU, with Kyocera-Mita Corporation to provide a range of non-exclusive engineering services and product development services. Pursuant to the MOU, Kyocera-Mita has agreed to pay us an aggregate of $24.0 million, which will be paid in $2.0 million quarterly payments over the initial three-year term of the MOU. Our long term liquidity is dependent upon this MOU. Should the MOU expire and we do not enter into definitive agreements on similar terms with Kyocera-Mita, our cash flow assumptions would be materially and adversely affected.

If we do not generate anticipated cash flow from licensing and services, or if expenditures are greater than expected, we most likely would attempt to reduce discretionary spending, which could require a delay, scaling back or elimination of some or all of our internal development efforts, any of which could have a material adverse effect on our business, results of operations and prospects. Furthermore, if we do not experience positive cash flows as anticipated, and we are unable to increase revenues or cut costs so that revenues generated from operating activities are sufficient to meet our obligations, we will be required to obtain additional capital from other sources, such as issuances of debt or equity securities, or bank financing. The Company may not be able to obtain additional capital on commercially reasonable terms or at all which could have a material adverse effect on our operations, liquidity and financial condition, our prospects, and the scope of strategic alternatives and initiatives available to us.

We rely on relationships with Adobe Systems Incorporated and Novell Inc., and any adverse change in those relationships will harm our business.

We have licensing agreements with Adobe Systems Incorporated and Novell Inc. to bundle and sublicense their licensed products with our licensed software. These relationships accounted for $15.2 million in revenues and an associated $4.6 million in cost of revenues during fiscal year ended January 31, 2007. Should the agreements with either of these vendors be terminated or canceled, there is no assurance that we could replace that source of revenue within a short period of time, if at all. Such an event would have a material adverse effect on our operating results.

Our current licensing agreement with Adobe Systems Incorporated expires in December 31, 2007, and if we do not enter into an amendment to extend the Adobe License Agreement, or enter into a new Adobe licensing agreement before such expiration date, this may have a material adverse effect on our operating results.

In 1999, we entered into a PostScript Software Development License and Sublicense Agreement with Adobe Systems Incorporated, referred to here as the Adobe License Agreement, which enables us to offer a convenient and optimized Adobe PostScript-enabled solution, as well as directly sublicense PostScript, to our OEM customers. We have amended the Adobe License Agreement several times since 1999. On December 7, 2006, the Adobe License Agreement was amended and extended from its termination date of July 23, 2007 to December 31, 2007. The Adobe License Agreement, as amended, is scheduled to expire on December 31, 2007, referred to here as the Adobe Expiration Date.

If we are unable to enter into a new licensing agreement with Adobe by the Adobe Expiration Date, or if we are unable to enter into an amendment extending the term of the Adobe License Agreement, we would lose the ability to sublicense Adobe PostScript and this would negatively impact our ability to earn future sublicensing revenue. This may adversely affect our financial condition and results of operations. See "We rely on relationships with Adobe Systems Incorporated and Novell Inc., and any adverse change in those relationships will harm our business."

We have negotiated with Adobe Systems Incorporated and Canon Inc. to remedy a contract dispute, which, if not remedied, could result in the loss of the Adobe agreement and could harm our business.

We have negotiated with Canon Inc. regarding the PostScript sublicense agreement between us and Canon executed as of April 1, 2001. The sublicense did not include several terms required to be included in all OEM sublicenses by our license with Adobe. Although Adobe has indicated to us that it has no current intention to pursue claims for alleged breach of the Adobe Peerless PostScript Sublicensing Agreement, Adobe has not agreed to waive the requirement that the missing terms be included in the Canon sublicense. To date, we have been unable to amend the Canon sublicense in a manner acceptable to both Canon and Adobe. Furthermore, there is no assurance that we will be able to resolve the issues in a manner acceptable to both Adobe and Canon. Thus, Adobe may exercise its right to terminate its license agreement with us and take other legal action against us, if it so chooses. Termination of the Adobe agreement would have a material adverse effect on our future operating results. See “Risk Factors - We rely on relationships with Adobe Systems Incorporated and Novell Inc., and any adverse change in those relationships will harm our business” above.

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

In addition to delays in the finalizing of the definitive agreements, the Company has no control over how quickly, if at all, Kyocera-Mita will deliver our technologies into the market place for sale. We originally anticipated some of these technologies would be licensed in the fourth quarter of fiscal year 2007 and that they would be delivered to the market for sale in late second or early third quarter of fiscal year 2008. It does not appear that this timeline will be achieved and it is uncertain as to when these products will be market ready. The Company’s expected licensing revenues, by any measure, are a function of many factors over which the Company has no control, including but not limited to the market’s acceptance of Kyocera-Mita products, the continued downward price pressure on the suggested retail price of printers in the Kyocera-Mita market segments, downward price pressure on the Company’s core intellectual properties and the overall volume of printers being delivered to the market.

The uncertainty as to the introduction and success of the Kyocera-Mita products could materially and adversely affect our results of operations.

The uncertainty as to the introduction and success of the Kyocera-Mita products, coupled with a static to declining sales trend of our existing licenses for next year, downward price pressure on our existing technologies, uncertainty surrounding third-party license revenue sharing agreements, (see “ Risk Factors - Our current licensing agreement with Adobe Systems International expires December 31, 2007, and if we do not enter into an amendment to extend the Adobe License Agreement, or enter into a new Adobe licensing agreement before such expiration date, this may have a material adverse effect on our operating results”), downward price pressure on OEM products and an anticipated consolidation of the number of OEMs in the marketplace may result in a decline in our operating revenues in the first half of fiscal year 2008. The Company is currently looking at ways to reduce its operating expenses over the next few quarters to achieve profitability as it weathers any delay in the delivery of new Kyocera-Mita products into the market.

This coupled with a static to declining sales trend of our existing licenses for next year, downward price pressure on our existing technologies, uncertainty surrounding third-party license revenue sharing agreements, (see “Risk Factors - Our current licensing agreement with Adobe Systems International expires in December 31, 2007 and if we do not enter into an amendment to extend the Adobe License Agreement, or enter into a new Adobe licensing agreement before such expiration date, this may have a material adverse effect on our operating results”), downward price pressure on OEM products and an anticipated consolidation of the number of OEMs in the marketplace may result in a decline in our operating revenues in the first half of fiscal year 2008. The Company is currently looking at ways to reduce its operating expenses over the next few quarters to achieve profitability as it weathers any delay in the delivery of new Kyocera-Mita products into the market.

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

If we enter new markets or distribution channels this could result in higher operating expenses that may not be offset by increased revenue.

We continue to explore opportunities to develop or acquire product lines different from our current products, such as software applications for document management and workflow, color laser multi-function products, and hardware/peripherals and communication applications. We expect to invest funds to develop new distribution and marketing channels for these new products and services, which will increase our operating expenses. We do not know if we will be successful in developing these channels or whether the market will accept any newly acquired products or services or if we will generate sufficient revenues from these activities to offset the additional operating expenses we incur. In addition, even if we are able to introduce new products or services, if customers do not accept these new products or services or if we are not able to price such products or services competitively, our operating results will likely suffer.

While the Company intends to invest in or acquire a software solution company, there is no certainty or guarantee that the Company will be successful in finding and/or agreeing with a third party for such an investment or acquisition.

While the Company intends to invest in or acquire a software solution company, there is no certainty or guarantee that the Company will be successful in finding and/or agreeing with a third party for such an investment or acquisition. In the event an agreement is reached, the Company may not have the necessary capital to complete a transaction. Even if we do invest in or acquire such a software solution company, there is no guarantee that the transaction will be successful in producing revenue or profits.

The increased use of low-cost offshore engineering and test labor by our customers and competitors as well as the shift by OEMs towards in-house development poses significant risks to our competitive position.

Our OEM customers, potential customers and competitors continue to seek lower cost alternatives for their engineering needs. Some of our OEM customers, potential customers and competitors have developed extensive offshore operations that may be capable of delivering lower cost solutions than we are able to deliver. The expanding use of lower cost offshore engineering and test labor may make it difficult for us to compete based on the price of our services and result in a significant loss of sales. Similarly, our research and development costs may be higher than those of our OEM customers, potential customers and competitors who are using lower cost offshore engineering services, which may result in our development of less technology for a given research and development budget than our OEM customers, potential customers and/or competitors. In addition, nearly all our OEM customers have significant investments in their existing solutions and have the substantial resources necessary to enhance existing products and to develop future products. Our OEM customers have or may develop competing imaging system technologies in-house and may implement these systems into their products, thereby replacing our current or proposed technologies, eliminating the need for our services and products and limiting future opportunities for us. These trends could have a negative impact on our competitive position and financial results.

Our increased use of low-cost offshore engineering and test labor could significantly harm our business.

We continue to investigate ways to effectively increase our use of offshore engineering and test labor. In addition to the general risks of doing international business as noted below, our relationships with offshore companies pose specific risks. For example, although we have entered into confidentiality agreements with these offshore companies, we cannot ensure that they will not end their relationships with us and use information they gain from their relationship with us to launch competing products or offer competing services. Similarly, we cannot assure you that key personnel of these offshore companies will not be successfully solicited by our competitors especially in geographic regions where aggressive solicitation of skilled personnel is common, such as India and China. Should these companies, their personnel or others with specific knowledge of our business and technology, decide to compete with us, it could significantly harm our business.

The impact of Microsoft’s Vista™ operating system could have an adverse impact on our future licensing revenues.

Among the changes announced for Microsoft’s Vista™ operating system are fundamental changes to the printing and networking subsystems within the operating system. Of particular relevance to us is Microsoft’s development of a new page description language (XPS), and peripheral device connectivity methods (Windows Rally), the format of which would be licensed by Microsoft on a royalty-free basis to both OEMs and third party technology providers such as us. Should we fail to support these technologies on a timely basis or should OEMs decide to support these technologies on their own without the use of our products, it could have an adverse impact on our potential licensing revenues from these enhanced products. In addition, to the extent that our current PDL products are perceived as being gradually rendered obsolete over the long term by these new Microsoft technologies, it could have an adverse impact on our ability to generate new sales of our current PDL products.

If we are unable to achieve our expected level of sales of Peerless imaging and networking technologies on a timely basis, our future revenue and operating results may be harmed.

Our future operating results will depend to a significant extent on the success of our new Peerless imaging and networking technologies including licensing revenue from these new technologies. We have spent a significant amount of time and capital developing our new Peerless imaging and networking technologies. Peerless high performance color technologies may not be accepted by the marketplace for many reasons including, among others, incompatibility with existing or forthcoming systems, lack of perceived need by customers, uncertainty whether the benefits exceed the cost, the availability of alternatives and the unwillingness to use new or unproven products. If the marketplace does not accept Peerless imaging and networking technologies or if the marketplace takes additional time to accept Peerless imaging and networking technologies than we expect, our future revenues and operating results may be harmed.

Our licensing revenue is subject to significant fluctuations

Our recurring licensing revenue model has shifted from per-unit royalties paid upon OEM shipment of our product and guaranteed quarterly minimum royalties to a model that results in revenues associated with the sale of SDKs and block licenses. The reliance on block licenses has occurred due to aging OEM products in the marketplace, OEM demands in negotiating licensing agreements, reductions in the number of OEM products shipping and a product mix that changed from object code licensing arrangements to SDKs. Revenues may continue to fluctuate significantly from quarter to quarter as the number and value of design wins vary, or if the signing of block licenses are delayed or the licensing opportunities are lost to competitors. Any of these factors could have a material adverse effect on our operating results.

Our revenue from engineering services is subject to significant fluctuations.

We have experienced a significant reduction in the financial performance of our engineering services that has been caused by many factors, including:

•	product development delays;

•	potential non-recurring engineering reduction for product customization;

•	third party delays;

•	loss of new engineering services contracts; and

•	globalization of the engineering workforce.

There can be no assurance that these and similar factors will not continue to impact future engineering services results adversely.

We may be unable to deploy our employees effectively in connection with changing demands from our OEM customers.

The industry in which we operate has experienced significant downturns, both in the United States and abroad, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Over the past four years, we have experienced a shift in OEM demand from the historically prevailing requirement for turnkey solutions toward SDKs. Because Peerless has experienced a general decrease in demand for engineering services, engineering services resources have been re-deployed to research and development. Should this trend abruptly change, we may be unable to re-deploy labor effectively and in a timely manner, which inability could have a material adverse effect on our operating results.

The future demand for our products is uncertain.

Our monochrome technology and products have been in the marketplace for an average of more than 33 months as of January 31, 2007. The average age of current technology and products in the marketplace reflects the aging of our monochrome technology and products. OEMs, in a number of instances, have not selected our solutions because the OEMs perceived that our solutions did not meet their technical requirements, developed the technology themselves or utilized lower cost offshore software competitors. Although we continue to license our current technology and products to certain OEMs, there can be no assurance that the OEMs will continue to need or utilize the products and technology we currently offer.

We have a history of losses.

Although we were profitable in fiscal years 2007 and 2006, we had been unprofitable in four of the previous five fiscal years. There is no assurance that we will continue to be profitable at any time in the future.

We may be unable to develop additional new and enhanced products that achieve market acceptance.

Our future success also depends in part on our ability to address the rapidly changing needs of potential customers in the marketplace, to introduce high-quality, cost-effective products, product enhancements and services on a timely basis, and to keep pace with technological developments and emerging industry standards. Our failure to achieve our business plan to develop and to successfully introduce new products and product enhancements in our prime markets would materially and adversely affect our business and financial results.

If we are not in compliance with our licensing agreements, we may lose our rights to sublicense technology; our competitors are aggressively pursuing the sale of licensed third party technology.

We currently sublicense third party technologies to our OEM customers, which sublicenses accounted for $15.2 and $17.7 in licensing revenue in fiscal 2007 and 2006, respectively. Such sublicense agreements are non-exclusive. If Peerless is determined not to be in compliance with agreements between us and our licensors, we may forfeit our right to sublicense these technologies. Likewise, if such sublicense agreements expired, we would lose our right to sublicense the affected technologies. Additionally, the licensing of these technologies has become very competitive, with competitors possessing substantially greater financial and technical resources and market penetration than us. As competitors are pursuing aggressive strategies to obtain similar rights as held by us to sublicense these third party technologies, there is no assurance that we can remain competitive in the marketplace if one or more competitors are successful. See, “Risk Factors - We have negotiated with Adobe Systems Incorporated and Canon, Inc. to remedy a contract dispute, which, if not remedied, could result in the loss of the Adobe agreement and harm our business.”

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

Despite these efforts, and in the event such agreements are not timely made, complied with or enforced, we may be unable to effectively protect our proprietary rights and the enforcement of our proprietary rights may be cost prohibitive. Unauthorized parties may attempt to copy or otherwise obtain, distribute, or use our products or technology. Monitoring unauthorized use of our products is difficult. We cannot be certain that the steps we take to prevent unauthorized use of our technology, particularly in countries where the laws may not protect proprietary rights as fully as in the United States, will be effective.

Our source code also is protected as a trade secret. However, from time to time we license our source code to OEMs, which subjects us to the risk of unauthorized use or misappropriation despite the contractual terms restricting disclosure, distribution, copying and use. In addition, it may be possible for unauthorized third parties to obtain, distribute, copy or use our proprietary information or to reverse engineer our trade secrets.

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

We currently face a potential claim of intellectual property infringement from Acacia Technologies Group, through one of our customers, and we may be liable for damages.

Acacia Technologies Group ("Acacia") has recently made an allegation of patent infringement against one of our customers.  Our customer has requested that we handle Acacia's claims as it believes that the allegedly infringing functionality is resident in third party software which we sublicensed to them for use in certain of its products.  We are currently trying to determine if the allegedly infringing functionality is resident in the third party software, as alleged by our customer.  We may be unable to resolve this allegation of patent infringement with our customer or Acacia, or obtain any indemnification from the third party software provider from whom we licensed the software. This allegation of patent infringement could be time consuming, divert the efforts of our technical and management personnel from productive tasks, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements.  In the event of an adverse ruling affecting us, we may be required to pay substantial damages and/or discontinue the use of such infringing patents.  Our failure to use such patents, if required, could have a material adverse effect on our licensing revenues and our operating results.

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

Our common stock has experienced price volatility. In the 60-day period ending February 28, 2007, the closing price of the stock ranged from $2.00 per share to $2.68 per share. For the period beginning February 1, 2006 and ending January 31, 2007 the stock as closed as low as $2.29 per share and as high as $9.91 per share. Such price volatility may occur in the future. Factors that could affect the trading price of our common stock include:

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

Our common stock was moved to the Nasdaq Capital Market and may not provide adequate liquidity.

On July 30, 2004, we announced that our common stock had been transferred from the Nasdaq National Market to the Nasdaq Capital Market. There can be no assurance, however, that we will be able to maintain compliance with the continued listing standards of the Nasdaq Capital Market. For example, if the minimum bid price of our common stock falls below $1.00, and remains below $1.00 for thirty consecutive business days, we will not be in compliance with the Nasdaq Capital Market minimum bid requirements under Marketplace Rule 4310(c)(4).

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

Failure to maintain our Nasdaq listing would adversely affect the trading price and liquidity of our common stock

On December 27, 2006, the Company notified Nasdaq that, upon the effectiveness of the resignation of Thomas G. Rotherham from the Board of Directors and the Audit Committee on December 31, 2006, the Company would no longer be in compliance with Nasdaq Rule 4350(d)(2)(A), which requires each listed company to have an audit committee of at least three “independent” (as defined) members. On December 27, 2006, the Company received a letter from Nasdaq confirming that (i) the Company is not in compliance with Nasdaq’s audit committee composition requirement under Rule 4350(d)(2)(A), and (ii) Nasdaq will provide the Company a cure period in order to regain compliance as follows:

•	until the earlier of the Company’s next annual meeting of stockholders or December 27, 2007; or

•	if the next annual meeting of stockholders is held before June 25, 2007, then the Company must evidence compliance no later than June 25, 2007.

The Company’s next annual meeting of stockholders is currently scheduled for June 11, 2007. If the annual meeting is held on that date, the Company must have appointed at least one additional independent director to the

Board of Directors and the Audit Committee to fill the vacancy caused by Mr. Rotherham’s resignation by the date of such meeting or face possible delisting from Nasdaq. If we were delisted from Nasdaq we may apply for listing on another exchange. However, there is no assurance that we will meet the requirements for initial listing or maintain compliance with the continued listing requirements of such an exchange. As a result of the delisting, trading in our common stock would continue to be conducted in the over-the counter market. As a result, an investor could find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock. Delisting from Nasdaq would adversely affect the trading price of our common stock and significantly limit the liquidity of our common stock.

We, as a sublicensor of third party intellectual property, are subject to audits of our licensing fee costs.

Certain of our licensing agreements include third party intellectual property and result in royalties contractually due and payable to the third parties. The language of the contract is subject to interpretation and may result in disputes. We are subject to audits of our data serving as the basis for the royalties due. Such audits may result in adjustments to the royalty amounts due.

There was a material weakness in revenue recognition as of fiscal year end January 31, 2007, which was the result of an operational deficiency. Specifically, our controls were not adequate to capture and analyze all the various terms of software contracts to ensure proper application of generally accepted accounting principles in the United States as it relates to the recording of revenue and costs associated with these contracts. Under regulations required by the Sarbanes-Oxley Act of 2002 (SOX), an adverse opinion on internal controls over financial reporting will be issued by our independent registered public accounting firm, and this could have a negative impact on our stock price.

Section 404 of SOX requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and assess on an on-going basis the design and operating effectiveness of the internal control structure and procedures for financial reporting. Our independent registered public accounting firm is required to attest and audit both the design and operating effectiveness of our internal controls and management’s assessment of the design and the effectiveness of our internal controls beginning with the fiscal year ending on January 31, 2007 because we will become an accelerated-filer as defined by the SEC rules on January 31, 2007. During management’s assessment of internal controls for fiscal year 2007, management determined that a material weakness existed with regard to the operation of our revenue recognition process. If we are not successful in the remediation of this material weakness, it could have a material adverse effect on our results of operation in future periods and could have a negative impact on our stock price. It is possible that other material weaknesses may be found in the future.

Recent and proposed regulations related to equity incentives could adversely affect our ability to attract and retain key personnel.

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee retention packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with us. The Financial Accounting Standards Board has announced changes that we have implemented in the first quarter of fiscal 2007 quarter ending April 30, 2006 requiring us to record a charge to earnings for employee stock option grants and issuances of stock under employee stock purchase plans. This regulation negatively impacts our results of operations. In addition, new regulations implemented by the Nasdaq Capital Market requiring shareholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, incur increased costs, change our equity incentive strategy or find it difficult to attract, retain and motivate employees, could materially and adversely affect our business.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

We lease our headquarters and primary administrative and research facilities in El Segundo, California. We also lease office space in Kent, Washington for PSIP and office space in Tokyo, Japan. We believe that our existing leased space is more than adequate for our current operations.

Use	Address	Owned / Leased Expiration	Approximate size (sq. ft.)	Approximate Rental / Mo
Peerless System Corporation	2381 Rosecrans Avenue El Segundo, California 90245	Leased June, 2006	44, 653	$102,702
Peerless Systems Imaging Products	20415 72nd Avenue S. Suite 400 Kent, Washington 98032	Leased Oct, 2009	10,756	$10,308
Peerless Systems KK	AIOS Gotanda 405 1-10-7 Higashi- Gotanda Shinagawa-ku Tokyo 141-0022, Japan	Leased Oct, 2009	426	$3,299

Item 3.  Legal Proceedings

The Company is involved in various routine legal proceedings incidental to the conduct of its business, including those identified below. In accordance with SFAS No. 5, “Accounting Contingencies,” the Company records a provision for a liability when management believes that it is probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. The Company does not believe there is a need for such a provision at this time. The Company reviews these provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular proceeding. See "Risk Factors - We have negotiated with Adobe Systems Incorporated and Canon Inc. to remedy a contract dispute, which if not remedied, could result in the loss of the Adobe agreement and could harm our business."  See also "Risk Factors - We currently face a potential claim of intellectual property infringement from Acacia Technologies Group, through one of our customers, and we may be liable for damages.”

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal year 2007.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock was traded on the Nasdaq National Market under the symbol “PRLS” from our initial public offering on September 26, 1996 until July 30, 2004 when our common stock was moved to the Nasdaq Capital Market. The table below sets forth, during the periods indicated, the high and low sales price for our common stock as reported on the Nasdaq Capital Market.

	Fiscal Year Ended January 31,
	2007		2006
Quarter	High	Low	High	Low
First	$10.00	$5.81	$3.30	$1.30
Second	$7.60	$4.15	$4.20	$2.56
Third	$5.00	$2.55	$8.19	$3.66
Fourth	$4.23	$2.15	$9.65	$6.31

The closing price of our common stock on April 10, 2007 was $2.36. Shareholders are urged to obtain current market quotations for our common stock. As of April 10, 2007, there were approximately 100 holders of record of our common stock.

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

The table below sets forth, during the periods indicated, a comparison of cumulative total return of one or more companies, peer groups, industry indexes and/or broad markets:

	Years Ended January 31,
	2007	2006	2005	2004	2003	2002
Company/index/market:
Peerless Systems Corporation	$178.91	$510.16	$103.13	$199.22	$115.63	$100.00
Application Software	$108.79	$98.09	$88.98	$87.84	$68.68	$100.00
NASDAQ US only	$138.31	$126.98	$111.45	$111.03	$69.82	$100.00

Item 6.  Selected Financial Data

The statement of operations data for the fiscal years ended January 31, 2007, 2006, 2005, and the balance sheet data at January 31, 2007 and 2006 are derived from, and should be read in conjunction with, the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The data set forth below (in thousands, except per share data) are qualified in their entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Years Ended January 31,
	2007	2006	2005	2004	2003
	(In thousands)
Statement of Operations Data:
Net sales	$33,383	$36,157	$23,078	$25,254	$31,757
Income (loss) from operations	2,841	4,347	(5,677)	(5,793)	240
Net income (loss)	3,286	4,314	(5,805)	(4,861)	124
Basic earnings (loss) per share	0.19	0.26	(0.37)	(0.31)	0.01
Diluted earnings (loss) per share	0.17	0.23	(0.37)	(0.31)	0.01

	Years Ended January 31,
	(In thousands)
	2007	2006	2005	2004	2003
Balance Sheet Data:
Total assets	$23,601	$20,034	$12,647	$19,307	$24,107
Long-term obligations	459	275	418	366	1,384

Selected Quarterly Financial Data (Unaudited):

	Year Ended January 31, 2007				Year Ended January 31, 2006
	(In thousands)
Quarter	Fourth	Third	Second	First	Fourth	Third	Second	First
Net sales	$8,704	$7,980	$7,896	$8,804	$9,638	$9,646	$9,658	$7,215
Gross margin	5,495	3,374	4,276	6,190	5,494	4,972	4,727	3,916
Gross margin %	63.13%	42.28%	54.15%	70.31%	57.00%	51.51%	48.94%	54.28%
Income (loss) from operations	$1,460	$(128)	$(438)	$1,946	$1,732	$1,053	$1,124	$437
Net income (loss)	$1,588	$(18)	$(327)	$2,043	$1,755	$1,045	$1,100	$414
Basic earnings (loss) per share	0.09	—	(0.02)	0.12	0.10	0.06	0.07	0.03
Diluted earnings (loss) per share	0.09	—	(0.02)	0.11	0.09	0.06	0.06	0.02

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis contains forward-looking statements that involve risks and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Annual Report on Form 10-K are based on current expectations, estimates, forecasts and projections about the industry in which we operate, management’s beliefs and assumptions made by management. These statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of factors and trends that could impact our business and results, please refer to the section above entitled “Risk Factors.”

The following should be read in conjunction with the audited consolidated financial statements and related notes thereto contained in this Annual Report on Form 10-K.

Highlights

Consolidated revenues for fiscal year 2007 were $33.4 million, a 7.7% decline from the prior fiscal year. The decrease in revenues was primarily attributable to the discontinuation of our Everest Controller sales in the fourth quarter of fiscal 2006 and our loss of revenues associated with the PMC-Sierra contract early in the year. Engineering services and maintenance revenues declined 5.8% primarily due to downward price pressure arising from an increasingly competitive global workforce as well as substantial pressure towards consolidation on our OEM customers. Product licensing revenues increased slightly as a result of an aggressive push by our sales and marketing department to close $16.7 million in block license revenues in fiscal 2007.

The company hired a new chief executive officer in the middle of the fourth quarter and has implemented a restructuring plan that is intended to streamline the business and improve operational efficiencies. In addition to a renewed emphasis on profitable operation, the chief executive officer initiated a detailed examination of the existing business and is in the process of evaluating strategic alternatives to fuel growth outside the core disciplines of imaging, Adobe postscript, networking and hardware IP. These alternatives may be select product segments that may blend well with our core business and be additive to our top-line performance over the long term. This may involve acquisitions, joint venture opportunities and strategic relationships and our focus is in the application software sector and all-in-one device market. Any new strategic initiative will bring new risks and we may not be successful. Nonetheless we are excited by the direction we have embarked on and the opportunities we are exploring with the objective of improving the growth performance of the business.

General and administrative expenses increased 21% over fiscal 2006 to $6.7 million. This increase was primarily due to a one-time charge associated with our reduction in work force; a one-time charge associated with the consultancy agreement with our former CEO, stock-based compensation expense that has not been required to be recorded in the Statement of Operations in previous years, Sarbanes-Oxley compliance expenses resulting from our recent classification as an accelerated filer and non-recurring legal fees associated with contractual matters related to agreements with some of our larger customers.

Our product development relationship with Kyocera-Mita is very meaningful to us. We are encouraged by the long-range opportunities this relationship represents to the Company. As has been stated in the past, we have no influence over when products containing Peerless technologies will enter the market, or how much Peerless IP will be included. The Company’s expected licensing revenues, by any measure, are a function of many factors over which the Company has no control, including, but not limited to, the market’s acceptance of Kyocera-Mita products, the continued downward pressure on the suggested retail price of printers in the Kyocera-Mita market segments, downward price pressure on the Company’s core intellectual properties and the overall volume of printers being delivered to the market. We are seeking to finalize the Kyocera-Mita agreements and position the Company to realize the benefit of these licensing agreements as soon as possible. Our ability to finalize these agreements is crucial to our profitability. See Note 14 of the Consolidated Financial Statements, included herein for subsequent events.

As previously stated, we are looking into alternatives to fuel growth and reduce our revenue concentration risks with our large OEM customers. In 2006, our top three customers accounted for 60% of our total revenues and we saw this customer reliance deteriorate to our top two customers accounting for 70% of our total revenues in 2007. One of our key OEM customers no longer accounted for more than 10% of total revenues in that year. This customer concentration risk, as well as our reliance on the block licensing model, demonstrates our need to look for growth outside our core markets.

We have experienced two consecutive profitable fiscal years, 2007 and 2006. Prior to 2006 we were unprofitable in four of the previous five fiscal years. There are many risks and uncertainties that may impact our performance and there can be no assurances that we will continue to be profitable at any time in the future.

As a result of the potential decline of OEM revenue and an uncertain future, the Company intends to diversify its business to better ensure growth and profitability. The Company intends to seek to maximize its strength in the following traditional core areas: imaging, Adobe PostScript™, networking and hardware IP. In addition, we will focus on the solution software application area and the all-in-one, or AIO, marketplace. This would be attractive primarily, but not exclusively, to our existing customer base and could lead to additional revenue opportunities. The Company plans to seek to acquire or invest in existing business enterprises to accomplish this goal. While the Company has begun research and investigation, no agreement has been entered into with any third party. It is our expectation that this strategy will strengthen our revenue streams and help achieve long term earnings growth. Our inability to implement our strategic plan, develop and offer products, and manage expansion in the aforementioned marketplaces, as well as the static to declining sales trend of our existing licenses, downward price pressure on our existing technologies, uncertainty surrounding third party license revenue sharing agreements, downward price pressure on OEM products and the anticipated consolidation of the number of OEMs in the marketplace, may have a material adverse effect on our business and financial results. See, “Item 1A. Risk Factors.”

General

We generate revenue from our OEMs through the licensing of our imaging solutions in SDK form and the sale of engineering services. Beginning in fiscal year 2000, we experienced a shift in demand away from turnkey engineering services contracts towards demand for software solutions in the form of SDKs. We have attempted to expand our high performance color solutions by seamlessly incorporating our networking technologies and related imaging technologies licensed from third parties into SDKs.

Our product licensing revenues are comprised of both recurring per unit and block licensing revenues and development licensing fees for source code or SDKs. Licensing revenues are derived from per unit fees paid periodically by our OEM customers upon manufacturing and subsequent commercial shipment of products incorporating our technology. Licensing revenues are also derived from arrangements in which we enable third party technology, such as solutions from Adobe or Novell, to be used with Peerless’ and/or our OEM partners’ products.

Block licenses are per unit licenses made in large volume quantities to an OEM for products either in or about to enter into distribution into the marketplace. Payment schedules for block licenses are negotiable and payment terms are often dependent on the size of the block and other terms and conditions of the block license being acquired. Typically, payments are made in either one lump sum or over a period of four quarters.

Revenue received for block licenses is recognized in accordance with SOP 97-2, which requires that revenue be recognized after acceptance by the OEM and if fees are fixed and determinable and the collection of fees is probable and the company has no future obligations. For block licenses that have payments due within twelve months, revenue is recognized at the time the block license becomes effective, assuming all other revenue recognition criteria has been met.

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

Historically, a limited number of customers have provided a substantial portion of our revenues. Therefore, the availability and successful closing of new contracts, amendments to existing contracts or modifications or additions to existing contracts with these customers may materially impact our financial position and results of operations from quarter to quarter.

Our technology has addressed the worldwide market for monochrome printers (21-69 pages per minute) and MFP (21-151 pages per minute). This market has been consolidating, and the demand for the monochrome technology and products offered by us declined throughout fiscal year 2007.

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

In response to our concern that the demand for our core monochrome offerings may decline and that we may continue to meet sales resistance from our customers, we have developed and commercialized high performance color imaging and printing technologies and a new open architecture. We believe that our products based on the Peerless high performance color architecture address key growth areas in the imaging market including: increased demand for color imaging, the emergence of AIOs, and continued demand for faster low cost monochrome printing solutions.

In addition, as a result of the complexities of the imaging industry, we continue to explore opportunities to enhance shareholder value, including aggressive marketing of our new technologies, developing new market opportunities, raising additional capital and evaluating potential merger and acquisition candidates.

As a result of potential decline of OEM revenue and uncertainty of future engineering services contracts of significant size the Company intends to diversify its business to better ensure growth and profitability. The Company intends to maximize its strength in the following traditional core areas: imaging; Adobe PostScript™; networking; and hardware intellectual property. In addition, the short term focus is on the solution software application area that would be attractive to primarily, but not exclusively, to our existing customer base. The Company plans to acquire or invest in existing enterprises to accomplish this goal. While the Company has begun research and investigation, no agreement has been entered into with any third party. The long term strategy is to analyze the benefits of expanding to hardware, devices, or means of transferring images and data that can leverage the core competencies and customers of the Company.

Critical Accounting Policies

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” addresses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that they believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

We account for our software revenues in accordance with Statement of Position, or SOP, 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, Staff Accounting Bulletin No. 104, “Revenue Recognition”, and Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Over the past several years, we entered into block license agreements that represent unit licenses for products that will be licensed over a period of time. In accordance with SOP 97-2, revenue is recognized when the following attributes have been met: 1) an agreement exists between us and the OEM selling product utilizing our intellectual property and/or a third party’s intellectual property for which we are an authorized licensor; 2) delivery and acceptance of the intellectual property has occurred; 3) the fees associated with the sale are fixed and determinable; and 4) collection of the fees are probable. Under our accounting policies, fees are fixed and determinable if 90% of the fees are to be collected within a twelve-month period, in accordance with SOP 97-2. If more than 10% of the payments of fees extend beyond a twelve-month period, they are recognized as revenues when they are due for payment, in accordance with SOP 97-2.

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

We recognize revenues for certain of our engineering services projects on a percentage-of-completion basis, in accordance with Accounting Research Bulletin 45, “Long-Term Construction-Type Contracts”, and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The estimates to complete the projects are determined by the individual project-engineering manager responsible for the oversight of the individual projects. The estimates are made at the end of each accounting period and are subject to unforeseen circumstances that can increase or decrease the hours necessary to complete the efforts. For fiscal year 2007, we reported no engineering services revenues on a percentage-of-completion basis.

We provide an accrual for estimated product licensing costs owed to third party vendors whose technology is included in the products sold by us. The accrual is impacted by estimates of the mix of products shipped under certain of our block license agreements. The estimates are based on historical data and available information as provided by our customers concerning projected shipments. Should actual shipments under these agreements vary from these estimates, adjustments to the estimated accruals for product licensing costs may be required. Such adjustments have historically been within management’s expectations. However, product licensing cost increased by $0.4 million during the third quarter of fiscal 2007 as a result of a change in estimate reported by one of our OEM customers.

As of January 31, 2007, we had net operating loss carry-forwards available to reduce future federal and state income of approximately $5,187 thousand and $1,152 thousand, respectively, which begin to expire in fiscal years 2025 for federal and 2009 for state, respectively. In addition, as of January 31, 2007, we had tax credit carry-forwards available to reduce future income tax liabilities of approximately $11,648 thousand which begin to expire in fiscal year 2008. The realization of these assets is based upon management’s estimates of future taxable income. We have provided a valuation allowance for all of our net deferred tax assets because of the uncertainty with respect to our ability to generate future taxable income to realize the deferred tax assets. With a change in management’s assessment of the uncertainty, the valuation allowance will be adjusted accordingly.

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

Our recurring product licensing revenues are dependent, in part, on the timing and accuracy of product sales reports received from our OEM customers. These reports are provided only on a calendar quarter basis and, in any event, are subject to delay and potential revision by the OEM. Therefore, we are required to estimate all of the recurring product licensing revenues for the last month of each fiscal quarter and to further estimate all of our quarterly revenues from an OEM when the report from such OEM is not received in a timely manner. In the event we are unable to estimate such revenues accurately prior to reporting financial results, we may be required to adjust revenues in subsequent periods. Actual results have historically been consistent with management’s estimates.

On February 1, 2006, we adopted SFAS No. 123(R) using the modified-prospective transition method. Under this method, prior period results are not restated. Compensation cost recognized subsequent to adoption includes: (i) compensation cost for all share-based payments granted prior to, but unvested as of January 31, 2006, based on the grant date fair value, which is determined in accordance with the original provision of SFAS No. 123 using a Black-Scholes option pricing model, and (ii) compensation cost for all share-based payments granted subsequent to February 1, 2006, based on the grant-date fair value, which is determined in accordance with the provisions of SFAS No. 123(R) using a Black-Scholes option pricing model to estimate the grant date fair value of share-based awards.

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

Upon adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation expense from the multiple-option (i.e. accelerated) approach to the single-option (i.e. straight-line) method. Compensation expense for share-based awards granted through January 31, 2006 will continue to be subject to the accelerated multiple-option method, while compensation expense for share-based awards granted on or after February 1, 2006 will be recognized using a straight-line, or single-option method. The Company recognizes these compensation costs over the service period of the award, which is generally the options vesting term of four years.

We recorded $612 thousand in share-based compensation expense during the fiscal year ended January 31, 2007. Share-based compensation expense was allocated as follows for the twelve month period ended January 31, 2007: $57 thousand included in cost of sales; $251 thousand included in research and development expense; $91 thousand included in sales and marketing; $213 thousand included in general and administrative expense. The Company granted 1,356 thousand options for the fiscal year ended January 31, 2007.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain items from our statements of operations to total revenues.

				Percentage Change
	Percentage of Total			Years Ended
	Revenues Years Ended			January 31,
	January 31,			2007 vs.	2006 vs.
	2007	2006	2005	2006	2005
Statements of Operations Data:
Revenues:
Product licensing	65%	58%	79%	4%	16%
Engineering services and maintenance	34	33	11	(6)	347
Other	1	9	10	(88)	43
Total revenues	100	100	100	(8)	57
Cost of revenues:
Product licensing	14	18	19	(29)	51
Engineering services and maintenance	26	22	14	8	141
Other	2	7	5	(73)	116
Total cost of revenues	42	47	38	(18)	93
Gross margin	58	53	62	1	34
Operating expenses:
Research and development	20	16	51	17	(51)
Sales and marketing	9	10	16	(13)	(5)
General and administrative	20	15	20	21	22
Total operating expenses	49	41	87	12	(26)
Income (loss) from operations	9	12	(25)	(35)	177
Other income	1	—	—	*	*

Income (loss) before income taxes	10	12	(25)	(24)	177
Provision for income taxes	—	—	—	(21)	(81)
Net income (loss)	10%	12%	(25)%	(24)%	174%

*	Percentage change calculations not meaningful.

Net Income

Net income for the twelve month period ended January 31, 2007 was $3.3 million or $0.19 per basic and $0.17 per diluted share, compared to a net income of $4.3 million, or $0.26 per basic and $0.23 per diluted share, in fiscal year 2006, and a net loss of $(5.8) million, or $(0.37) per basic and diluted share, in fiscal year 2005.

Revenues

Consolidated revenues for fiscal year 2007 were $33.4 million, compared to $36.2 million in fiscal year 2006, and $23.1 million in fiscal year 2005. The decreases in fiscal year 2007 were primarily the result of the discontinuation of our Everest controller product and other hardware sales which amounted to $3.2 million in revenues in fiscal year 2006 and the cancellation of the PMC-Sierra contract. The increases in revenues from fiscal year 2005 to fiscal year 2006 were primarily the result of the $9.0 million in engineering services revenues from the Kyocera-Mita agreement and increases in product licensing.

Product licensing revenues for fiscal year 2007 were $21.8 million, compared to $21.0 million in fiscal year 2006, and $18.2 million in fiscal year 2005. Block licensing agreements totaling $17.4 million were signed during fiscal year 2007, of which $16.7 million was recognized as revenue during the year. The remaining $0.7 million will be recognized in fiscal year 2008. This is compared with block licensing agreements of $15.9 million signed in fiscal year 2006, of which $15.5 million was recognized as revenue during fiscal year 2006. The increase in product licensing revenues in fiscal year 2007 compared to fiscal year 2006 was the result of aggressive selling of block licenses on existing technologies to our larger customers in the latter half of the fiscal year.

Engineering services and maintenance revenues generated by us were $11.2 million in fiscal year 2007, compared to $11.9 million in fiscal year 2006, and $2.7 million in fiscal year 2005. The increase realized over the last two years was the result of the Kyocera-Mita agreement that generated approximately $9.0 million in revenues during fiscal year 2007 and 2006. Revenue generated by hardware sales was $0.4 million in fiscal year 2007, compared to $3.2 million in fiscal year 2006, and $2.3 million in fiscal year 2005. The fiscal year 2007 decrease from the previous two years was the result of the discontinuance of the Everest controller product. Contract and maintenance backlog at January 31, 2007 was approximately $0.6 million, as compared with $0.3 million at January 31, 2006, which does not include the amounts expected under the Kyocera-Mita agreement.

Cost of Revenues

Cost of revenues for fiscal year 2007 was $14.1 million, compared to $17.0 million in fiscal year 2006, and $8.8 million in fiscal year 2005. Product licensing costs were $4.6 million in fiscal year 2007, compared to $6.5 million in fiscal year 2006, and $4.3 million in fiscal year 2005. The decrease in fiscal year 2007 compared to fiscal year 2006 was the result of lower levels of third party technologies in our product licensing revenues. The increase in fiscal year 2006 as compared to fiscal year 2005 was due to increased product licensing revenues. Engineering services and maintenance cost of sales increased to $8.8 million in fiscal year 2007 compared to $8.1 and $3.4 million in fiscal years 2006 and 2005, respectively. The increase realized over the last twenty-four months was the result of the engineering staffing applied to the approximately $9 million in services revenue generated by the Kyocera-Mita agreement.

Gross Margin

Gross margin as a percentage of total revenues was 58% in fiscal year 2007, compared to 53% in fiscal year 2006, and 62% in fiscal year 2005. The percentage increase in fiscal year 2007 was the result of the higher proportion of licensing revenues combined with a higher level of our intellectual property offsetting the lower gross margins attributable to engineering services and hardware sales. The decrease in fiscal year 2006 comparatively was the result of much higher levels of engineering services revenues which generate lower margins than licensing.

Operating Expenses

Operating expenses for fiscal year 2007 were $16.5 million, compared to $14.8 million in fiscal year 2006, and $19.9 million in fiscal year 2005.

•
Research and development expenses were $6.7 million in fiscal year 2007, compared to $5.7 million in fiscal year 2006, and $11.7 million in fiscal year 2005. The increase in fiscal year 2007 expenses compared to the previous fiscal year was the result of development efforts associated with the System on a Chip (SoC) networking and new color technologies. The decrease in fiscal year 2006 compared to fiscal year 2005 was the result of a substantial portion of engineering staffing being applied to the Kyocera-Mita services effort.

•
Sales and marketing expenses were $3.0 million in fiscal year 2007, compared to $3.5 million in fiscal year 2006, and $3.7 million in fiscal year 2005. The decrease in fiscal year 2007 from fiscal year 2006 was the result of a reduction in staffing levels and sales commission expense. We continued to focus on the launch of new Peerless imaging and networking technologies and on developing new OEM customers, attending industry trade shows, and evaluating other opportunities to promote our core and new color imaging and network solutions.

•
General and administrative expenses were $6.7 million in fiscal year 2007, compared to $5.6 million in fiscal year 2006, and $4.6 million in fiscal year 2005. The fiscal 2007 increase was primarily due to a one-time charge associated with our expense reduction program, a one-time charge associated with the consultancy agreement with our former CEO, stock-based compensation expense that has not been required to be recorded in the statement of operations in previous years, Sarbanes-Oxley compliance expenses resulting from our recent classification as an accelerated-filer and non-recurring legal fees associated with contractual matters related to agreements with some of our larger customers.

Interest Income, Other Income and Expenses, and Taxes

Interest income earned in all fiscal years was attributable to interest and investment income earned on cash and cash equivalents and investment balances. The increase in fiscal year 2007 was a result of a higher level of investments.

The provisions for income taxes for prior fiscal years were primarily the result of foreign income taxes paid. These income taxes were paid through withholdings on payments of licensing revenues made by our customers to us. In July 2004, a new tax treaty between the United States and Japan ended the requirement for such income taxes. The effect was to nearly eliminate our foreign income tax provision in all periods subsequent to the effective date of the new treaty. We have provided a valuation allowance on our net deferred tax assets because of the uncertainty with respect to our ability to generate future taxable income to realize the deferred tax assets.

Contractual Obligations

The following table summarizes our significant contractual obligations at January 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our consolidated balance sheets at January 31, 2007.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	$13,823	$1,425	$4,368	$2,831	$5,199
Outstanding purchase orders	31	31	—	—	—
Total	$13,854	$1,456	$4,368	$2,831	$5,199

Liquidity and Capital Resources

Our principal source of liquidity is our cash and cash equivalents which, as of January 31, 2007 were $16.4 million in the aggregate, compared to $13.2 million at January 31, 2006. The increase was primarily the result of cash provided by operations $3.4 million, $0.4 million in funds provided by stock options being exercised and cash used by investing activities in the amount of $0.6 million.

Compared to January 31, 2006, total assets at January 31, 2007 increased 18% to $23.6 million and stockholders’ equity increased 36% to $16.2 million. The ratio of current assets to current liabilities was 3.3:1 compared to 2.4:1 last year. We generated $3.4 million in cash during the twelve month period ended January 31, 2007 from operations as compared to $6.1 million in cash provided by operations during the twelve month period ended January 31, 2006.

Our investing activities during the fiscal year ended January 31, 2007 used cash of $0.6 million compared to $0.8 million provided in fiscal year 2006. The difference was attributed to the proceeds from the sale of securities of $1.4 million in fiscal year 2006.

During fiscal year 2007, $0.4 million was provided by exercise of stock options. Net cash provided by financing activities was $1.2 million during fiscal year 2006 and $0.3 million in fiscal year 2005.

At January 31, 2007, net trade receivables were $0.4 million lower than at January 31, 2006, due primarily to the timing of the signings and collections of new licensing agreements at the end of the fiscal years.

As previously mentioned, subsequent to January 31, 2005, we signed an MOU with Kyocera-Mita Corporation. The MOU provides, among other things, for quarterly payments of $2.0 million for the next three years for the development of future products.

We expect cash and investments will increase during fiscal year 2008. We expect the MOU with Kyocera-Mita to provide much of the increase, and, although we expect the cash position to further increase, there can be no assurances that we will experience the anticipated increase. We expect to reduce operating expenses as a result of completion of the majority of Peerless imaging and networking technologies development effort. However, if the level of Peerless imaging and networking technologies sales is lower than anticipated, we may need to take significant measures to preserve and maintain continued business operations. In such event, we may need to further reduce costs and may have to access the capital markets to raise additional funding. There is no assurance that we would be successful in raising capital at attractive terms or at all, and should we be successful in raising capital, the financing may be dilutive to current shareholders.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As of January 31, 2007, we do not hold any positions in equity securities of other publicly traded companies.

Our exposure to interest rate risk in the past relates primarily to our non-equity investment portfolio. The primary objectives of our investment activities are to preserve the principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we, from time to time, maintain a portfolio of cash equivalents, fixed rate debt instruments of the federal, state and local governments and high-quality corporate issuers and short-term investments in money market funds. As of January 31, 2007, we did not hold any corporate debt securities. Although we are subject to interest rate risks in any future investments in these types of securities, we believe an effective increase or decrease of 10% in interest rate percentages would not have a material adverse effect on our results from operations. Consequently, our interest rate risk is minimal.

We have not entered into any derivative financial instruments. Currently all of our contracts, including those involving foreign entities, are denominated in U.S. dollars and as a result, we have experienced no significant foreign exchange gains and losses to date. We have not engaged in foreign currency hedging activities to date, and have no intention of doing so.

Item 8.  Financial Statements and Supplementary Data

See Index to Financial Statements on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our Disclosure Committee and our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Disclosure controls and procedures are procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of them and their effect on the information generated for use in this Annual Report on Form 10-K. In the course of the controls evaluation, we reviewed any data errors or control problems that we had identified and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-K and Form 10-Q. Many of the components of our disclosure controls and procedures are also evaluated on an ongoing basis by both our internal audit firm and finance functions. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and to modify them as necessary. We intend to maintain the disclosure controls and procedures as dynamic systems that we adjust as circumstances merit.

As discussed below, we identified a material weakness in our internal control over financial reporting as of January 31, 2007. Accordingly, and based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2007 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States generally accepted accounting principles.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based upon our evaluation of internal control over financial reporting as of January 31, 2007, we identified a material weakness in our internal control over financial reporting that resulted in adjustments to certain financial statement accounts described below.

Software Revenue Recognition

As a result of substantial turnover in accounting personnel and the retirement of the Chief Financial Officer, the Company did not maintain effective controls over the revenue recognition process. Certain of our revenue transactions are accounted for in accordance with AICPA’s Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), as amended, which includes complex revenue recognition principles. Our controls were not adequate to capture and analyze all the various terms of software contracts to ensure proper application of such revenue recognition principles. This deficiency resulted in improper recognition of revenues and cost of sales on certain software arrangements, which required adjustments to interim and annual financial statements.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was not effective, as described above, as of January 31, 2007. We have reviewed the results of management’s assessment with our Audit Committee.

Management’s assessment of the effectiveness of our internal control over financial reporting as of January 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is presented below.

Remediation to Address Material Weakness

Management has responded to the identification of this material weakness by:

A.
Engaging the services of an outside consultant with sufficient software revenue recognition expertise to assist in the design and development of policies and procedures to ensure that the Company’s revenues and costs are reported in accordance with SOP 97-2, as well as Staff Accounting Bulletin No. 104, “Revenue in Financial Statements”, and EITF 00-21, “Revenue Arrangements with Multiple Deliverables.”

B.
Establishing a review function for all revenue contracts which requires the preparation of a contract position paper stating relevant guidance and management’s assessment of each contract and documented review by the Accounting Manager, Controller and Chief Financial Officer.

C.	Investing in professional development and continued education of accounting staff responsible for the initial evaluation of revenue contracts.
D.	Establishing meetings with representatives of business development and engineering to ensure a thorough understanding of the substance of significant contracts.

As of January 31, 2007, management believes the design of the internal controls surrounding revenue recognition were appropriate, although evidence of the operational effectiveness of such internal control was insufficient to demonstrate remediation.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that was conducted during the fiscal quarter ended January 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Certifications

The certifications of our Chief Executive Officer and Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Annual Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning (i) the evaluation of our disclosure controls and procedures referred to in paragraph 4 of the certifications, and (ii) material weaknesses in the operation of our internal control over financial reporting referred to in paragraph 5 of the certifications. Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Peerless Systems Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Peerless Systems Corporation did not maintain effective internal control over financial reporting as of January 31, 2007, because of the effect of the material weakness identified in management’s assessment and described below, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Peerless Systems Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. The Company did not maintain effective controls over the revenue recognition process. The Company’s controls were not adequate to capture and analyze all of the various terms of software contracts to ensure proper application of its revenue recognition principles. This deficiency resulted in improper recognition of revenues and cost of sales on certain revenue contracts, which required adjustments to the interim and annual financial statements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal year 2007 financial statements, and this report does not affect our report dated April 10, 2007, on those financial statements.

In our opinion, management’s assessment that Peerless Systems Corporation did not maintain effective internal control over financial reporting as of January 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Peerless Systems Corporation has not maintained effective internal control over financial reporting as of January 31, 2007, based on the COSO criteria.

/s/ Ernst & Young LLP

Los Angeles, California
April 10, 2007

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information concerning the directors, executive officers and corporate governance of the Company is incorporated herein by reference from the sections entitled “Proposal No. 1, Election of Directors”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Business Conduct and Ethics” contained in the definitive proxy statement of the Company to be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year end of January 31, 2007, for its annual stockholders’ meeting for 2007 (the “Proxy Statement”).

We have adopted a code of ethics that applies to our Chief Executive Officer and senior financial officers. The code of ethics has been posted on our website under the Corporate Governance portion of the Investor Relations section at www.peerless.com. We intend to satisfy disclosure requirements regarding amendments to, or waivers from, any provisions of our code of ethics on our website.

Item 11.  Executive Compensation

The information concerning executive compensation is incorporated herein by reference from the sections entitled “Proposal No. 1, Election of Directors” and “Executive Compensation and Other Matters” contained in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder   Matters

The information concerning the security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation and Other Matters” contained in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information concerning certain relationships, related transactions and director independence is incorporated herein by reference from the sections entitled “Proposal No. 1, Election of Directors” and “Certain Relationships and Related Transactions” contained in the Proxy Statement.

Item 14.  Principal Accountant Fees and Services

The information concerning the Company’s principal accountant’s fees and services is incorporated herein by reference from the section entitled “Proposal No. 3, Ratification of Selection of Independent Registered Public Accounting Firm” contained in the Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules

(1)	Financial Statements:

(2)	Financial Statement Schedule:

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

10.23(14)	Series A Preferred Stock Contribution Agreement dated January 29, 2002 by and between Netreon, Inc., a Delaware corporation and Peerless Systems Corporation.

10.24(3)(15)	Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and the Company effective as of July 23, 1999.

10.25(3)(15)	Custom Sales Agreement between the Company and International Business Machines effective as of April 23, 2001.

10.26(3)(15)	Master Technology License Agreement dated January 16, 2000 between Konica Corporation and Peerless Systems Corporation.

10.27(3)(15)	License Software Addendum #1 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 16, 2000.

10.28(3)(15)	License Software Addendum #2 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 19, 2000.

10.29(3)(15)	License Software Addendum #3 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of July 21, 2000.

10.30(3)(15)	License Software Addendum #4 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of March 1, 2001.

10.31(3)(15)	License Software Addendum #5 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of July 1, 2001.

10.32(3)(15)	License Software Addendum #7 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 1, 2002.

10.33(3)(15)	License Software Addendum #8 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 1, 2002.

10.34(3)(15)	License Software Addendum #9 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 1, 2002.

Exhibit Number

10.35(15)	Master Technology License Agreement dated April 1, 1997 between Kyocera Corporation and Peerless Systems Corporation.

10.36(3)(15)	Licensed Software Addendum #1 to Master Technology License Agreement by and between Kyocera Corporation and the Company effective as of December 28, 1999.

10.37(3)(15)	Amendment #3 to Licensed Software Addendum #1 to Master Technology License Agreement by and between Kyocera Corporation and the Company effective as of September 28, 2001.

10.38(3)(15)	Licensed Software Addendum #3 to Master Technology License Agreement by and between Kyocera-Mita Corporation and the Company effective as of May 1, 2002.

10.39(3)(15)	Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc.

10.40(3)(15)	Licensed System Addendum No. 1 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc.

10.41(3)(15)	Licensed System Addendum No. 2 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc.

10.42(3)(15)	Licensed System Addendum No. 3 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc. effective as of August 25, 2000.

10.43(3)(15)	Attachment #1 to Licensed System Addendum #3 by and between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated March 1, 2001.

10.44(3)(15)	Attachment #2 to Licensed System Addendum #3 by and between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated July 1, 2001.

10.45(3)(15)	Licensed System Addendum No. 4 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc. effective as of February 1, 2002.

10.46(15)	Master Technology License Agreement dated April 1, 2000 between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc.

10.47(3)(15)	Licensed System Addendum #1 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. dated April 1, 2000.

10.48(3)(15)	Licensed System Addendum #2 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc.

10.49(3)(15)	Licensed System Addendum #3 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc.

10.50(3)(15)	Attachment #1 to Licensed System Addendum #3 by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. dated May 1, 2001.

10.51(3)(15)	Attachment #2 to Licensed System Addendum #3 by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. dated July 23, 2001.

10.52(3)(15)	Licensed System Addendum #4 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. effective as of October 19, 2001.

10.53(3)(15)	Licensed System Addendum #5 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. effective as of December 1, 2001.

10.54(3)(15)	Licensed System Addendum #6 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. effective as of April 30, 2002.

10.55(3)(15)	Nest Office SDK Development and Reseller Agreement Statement of Work 8 to BDA No. N-A-1 between Novell, Inc. and Peerless Systems Networking effective as of August 17, 1999.

Exhibit Number

10.56(3)(15)	Amendment No. 1 to Nest Office SDK Development and Reseller Agreement Statement of Work 8 to BDA No. N-A-1 between Novell, Inc. and Peerless Systems Networking effective as of August 17, 1999.

10.57(15)	Business Development Agreement by and between Novell and Auco, Inc. effective as of September 6, 1996.

10.58(16)	Amendment No. 4 to Licensed System Addendum No. 4 dated February 1, 2002 by and between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated September 1, 2002.(15)

10.59(16)	Amendment No. 3 to Postscript Software Development Agreement by and between Adobe Systems Incorporated and the Company dated October 25, 2002.

10.60(3)(17)	Amendment No. 1 to Licensed System Agreement No. 7 dated November 1, 2001 by and between Konica Corporation and Peerless Systems Corporation dated January 1, 2003.

10.61(3)(17)	Licensed System Agreement Addendum No. 10 to Master Technology License Agreement dated January 16, 2000 by and between Konica Corporation and Peerless Systems Corporation dated January 17, 2003.

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

10.69(20)
Licensed Software Addendum No. 14 to Master Technology License Agreements dated January 16, 2000 and June 12, 1997 by and between Konica Minolta Business Technologies, Inc. and Peerless Systems Corporation, effective as of October 31, 2003

10.70(20)	Amendment #2 to the LSA #9 by and between Konica Minolta Business Technologies, Inc. and Peerless Systems Corporation, effective as of November 1, 2003

10.71(20)	Amendment No. 5 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of December 16, 2003.

10.72(20)	Amendment No. 6 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of July 31, 2002.

10.73(20)	Amendment No. 7 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of May 22, 2003.

Exhibit Number

10.74(20)	Amendment No. 11 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of February 9, 2004.

10.75(20)	Amendment No. 14 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of December 16, 2003.

10.76(20)	Amendment No. 15 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 6, 2004.

10.77(2)(20)	Change in Control Agreement of Chief Executive Officer.

10.78(2)(20)	Form of Change in Control Agreement of certain members of senior management.

10.79(2)(20)	Form of Transaction Incentive Plan of certain members of senior management.

10.80(21)	Amendment No. 16 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 6, 2004.

10.81(21)	Licensed Software Addendum #5 to Master Technology License Agreement dated April 1, 1997, entered into as of February 17, 2004.

10.82(21)	Amendment No. 19 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of April 1, 2004.

10.83(22)	Amendment to Lease between BIT Holdings Forty-Eight, Inc. and Peerless Systems Imaging Products, Inc. as of October 1, 2004.

10.84(22)	Amendment No. 17 to the Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, Effective as of October 15, 2004.

10.85(22)	Silicon Valley Bank Loan and Security Agreement between Silicon Valley Bank and Peerless Systems Corporation dated October 27, 2004.

10.86(23)	Memorandum of Understanding by and between Kyocera-Mita Corporation and Peerless Systems Corporation, effective as of February 1, 2005.

10.87(23)	Amendment No. 21 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 1, 2005.

10.91(23)	Amendment No. 18 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 1, 2005.

10.92(23)	Peerless Systems Corporation 2005 Incentive Award Plan

10.93(23)	Amendment No. 23 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 1, 2005.

10.94(23)	Peerless Systems Corporation Amended and Restated Transaction Incentive Plan.

10.95(24)	Amendment No. 22 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of October 14, 2005.

10.96(24)	Amendment No. 24 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of October 14, 2005.

10.97(24)	Amendment No. 26 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of October 13, 2005.

Exhibit Number

10.98(24)	Amendment No. 27 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of November 1, 2005.

10.99(25)	Development Agreement between PMC-Sierra Corporation and Peerless Systems Corporation, dated March 27, 2006.

10.100(26)(2)	Letter of agreement relating to the employment of John V. Rigali as Vice President and Chief Financial Officer

10.101(27)	Lease agreement dated as of August 1, 2006, between Company and Continental 2361/2381 LLC

10.102(28)	Letter dated December 7, 2006 from Adobe Systems Incorporated to Peerless Systems Corporation extending the term of PostScript Software Development License and Sublicense Agreement

10.103(29)(2)	Consulting Agreement dated December 15, 2006, between the Company and Howard J. Nellor

10.104(29)(2)	Employment Agreement dated as of December 15, 2006, between the Company and Richard L. Roll

10.105(29)(2)	Indemnification Agreement dated as of December 15, 2006, between the Company and Richard L. Roll

10.106(29)(2)	Time-Vested Option Agreement dated as of December 15, 2006, between the Company and Richard L. Roll.

10.107(29)(2)	Price-Contingent Option Agreement dated as of December 15, 2006, between the Company and Richard L. Roll

21	Registrant’s Wholly-Owned Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page to this Annual Report on Form 10-K.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed in the Company’s Registration Statement on Form S-1 (File No. 333-09357), as amended and incorporated herein by reference.

(2)	Management contract or compensatory plan or arrangement.

(3)	Subject to a Confidential Treatment Order.

(4)	Previously filed in the Company’s Current Report on Form 8-K, filed October 13, 1999, and incorporated herein by reference.

(5)	Previously filed in the Company’s 1998 Annual Report filed on Form 10-K, filed April 24, 1998, and incorporated herein by reference.

(6)	Previously filed in the Company’s 1999 Annual Report filed on Form 10-K, filed April 26, 1999, and incorporated herein by reference.

(7)	Previously filed in the Company’s Registration Statement on Form S-4 (File No. 333-77049) as amended and incorporated herein by reference.

(8)	Previously filed in the Company’s 2000 Annual Report filed on Form 10-K, filed April 28, 2000, and incorporated herein by reference.

(9)	Previously filed in the Company’s Current Report on Form 8-K, filed July 2, 2001, and incorporated herein by reference.

(10)	Previously filed in the Company’s Registration Statement on Form S-8 (File No. 333-73562), filed November 16, 2001, and incorporated herein by reference.

(11)	Previously filed in the Company’s Registration Statement on Form S-8 (File No. 333-57362), filed March 21, 2001, and incorporated herein by reference.

(12)	Previously filed in the Company’s Amendment No. 4 to its Registration Statement on Form S-3 (File No. 333-60284), filed July 27, 2001, and incorporated herein by reference.

(13)	Previously filed in the Company’s 2001 Annual Report filed on Form 10-K, filed May 1, 2001, and incorporated herein by reference.

(14)	Previously filed in the Company’s 2002 Annual Report on Form 10-K, filed May 1, 2002, and incorporated herein by reference.

(15)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2002, filed September 16, 2002, and incorporated herein by reference.

(16)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2002, filed December 16, 2002, and incorporated herein by reference.

(17)	Previously filed in the Company’s 2003 Annual Report on Form 10-K filed May 1, 2003, and incorporated herein by reference.

(18)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2003, filed September 15, 2003, and incorporated herein by reference.

(19)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2003, filed December 15, 2003, and incorporated herein by reference.

(20)	Previously filed in the Company’s 2004 Annual Report on Form 10-K filed April 30, 2004, and incorporated herein by reference.

(21)	Previously filed in the Company’s Quarterly Report for the period ended April 30, 2004, filed June 14, 2004, and incorporated herein by reference.

(22)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2004, filed December 15, 2004, and incorporated herein by reference.

(23)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2005, filed December 15, 2004, and incorporated herein by reference.

(24)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2005, filed December 15, 2004, and incorporated herein by reference.

(25)
Confidential treatment has been requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission. Previously filed in Amendment No. 1 to the Company’s 2006 Annual Report on Form 10-K for the year ended December 31, 2006, filed October 26, 2006.

(26)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2006, filed September 14, 2006, and incorporated herein by reference.

(27)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2006, filed December 14, 2006, and incorporated herein by reference.

(28)	Previously filed in the Company’s Current Report on Form 8-K, filed December 18, 2006, and incorporated herein by reference.

(29)	Previously filed in the Company’s Current Report on Form 8-K, filed December 19, 2006, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of April, 2007.

Peerless Systems Corporation

By:  /s/ JOHN V. RIGALI

John V. Rigali
Vice President of Finance and Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard L. Roll and John V. Rigali, his/her attorneys-in-fact, each with the power of substitution, for him/her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ RICHARD L. ROLL	Chief Executive Officer & President	April 13, 2007
Richard L. Roll	(Principal Executive Officer)

/s/ Robert G. Barrett	Director	April 13, 2007
Robert G. Barrett

/s/ Louis C. Cole	Director	April 13, 2007
Louis C. Cole

/s/ Howard J. NELLOR	Director	April 13, 2007
Howard J. Nellor

/s/ JOHN V. RIGALI	Vice President of Finance and Chief Financial Officer	April 13, 2007
John V. Rigali	(Principal Financial and Accounting Officer)

PEERLESS SYSTEMS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Peerless Systems Corporation

We have audited the accompanying consolidated balance sheets of Peerless Systems Corporation as of January 31, 2007 and January 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peerless Systems Corporation at January 31, 2007 and January 31, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, Peerless Systems Corporation adopted Statement of Financial Accounting Standards No. 123(R) on February 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Peerless Systems Corporation’s internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 10, 2007 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP

Los Angeles, California
April 10, 2007

PEERLESS SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended January 31,
	2007	2006	2005
	(In thousands, except per share amounts)
Revenues:
Product licensing	$21,758	$21,021	$18,163
Engineering services and maintenance	11,232	11,921	2,664
Hardware sales	393	3,215	2,251
Total revenues	33,383	36,157	23,078
Cost of revenues:
Product licensing	4,612	6,499	4,318
Engineering services and maintenance	8,768	8,085	3,353
Hardware sales	670	2,464	1,142
Total cost of revenues	14,050	17,048	8,813
Gross margin	19,333	19,109	14,265
Operating expenses:
Research and development	6,706	5,728	11,723
Sales and marketing	3,040	3,481	3,668
General and administrative	6,746	5,553	4,551
Total operating expenses	16,492	14,762	19,942
Income (loss) from operations	2,841	4,347	(5,677)
Interest income (expense), net	468	(4)	23
Income (loss) before provision for income taxes	3,309	4,343	(5,654)
Provision for income taxes	23	29	151
Net income (loss)	$3,286	$4,314	$(5,805)
Basic earnings (loss) per share	$0.19	$0.26	$(0.37)
Diluted earnings (loss) per share	$0.17	$0.23	$(0.37)
Weighted average common shares outstanding — basic	17,100	16,496	15,891
Weighted average common shares outstanding — diluted	18,912	18,465	15,891

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 31,
	2007	2006
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$16,378	$13,220
Trade accounts receivable, less allowance for doubtful accounts of $19 and $168 in 2007 and 2006, respectively	1,748	2,128
Unbilled receivables	4,011	3,032
Inventory	62	—
Prepaid expenses and other current assets	685	559
Total current assets	22,884	18,939
Property and equipment, net	558	904
Other assets	159	191
Total assets	$23,601	$20,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$233	$479
Accrued wages	637	693
Accrued compensated absences	932	872
Accrued product licensing costs	3,035	4,325
Other current liabilities	1,315	743
Deferred revenue	807	708
Total current liabilities	6,959	7,820
Other liabilities	459	275
Total liabilities	7,418	8,095
Commitments Stockholders’ equity:
Common stock, $.001 par value, 30,000 shares authorized, 17,303 and 17,041 shares issued and outstanding in 2007 and 2006, respectively	17	17
Additional paid-in capital	51,908	50,939
Accumulated deficit	(35,639)	(38,925)
Accumulated other comprehensive income	10	21
Treasury stock, 150 shares in 2007 and 2006	(113)	(113)
Total stockholders’ equity	16,183	11,939
Total liabilities and stockholders’ equity	$23,601	$20,034

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
	(In thousands)
Balances, January 31, 2004	15,866	15	150	(113)	49,295	(37,434)	38	11,801
Issuance of common stock	251	1	—	—	337	—	—	338
Exercise of stock options	55	—	—	—	39	—	—	39
Non-employee stock option grants and modifications	—	—	—	—	66	—	—	66
Issuance of common stock warrants	—	—	—	—	24	—	—	24
Comprehensive loss:
Net loss	—	—	—	—	—	(5,805)	—	(5,805)
Foreign currency translation adjustment	—	—	—	—	—	—	1	1
Total comprehensive loss								(5,804)
Balances, January 31, 2005	16,172	16	150	(113)	49,761	(43,239)	39	6,464
Issuance of common stock	335	—	—	—	440	—	—	440
Exercise of stock options	509	1	—	—	738	—	—	739
Exercise of common stock warrants	25	—	—	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	4,314	—	4,314
Foreign currency translation adjustment	—	—	—	—	—	—	(18)	(18)
Total comprehensive income								4,296
Balances, January 31, 2006	17,041	$17	150	$(113)	$50,939	$(38,925)	$21	$11,939
Issuance of common stock	—	—	—	—	—	—	—	—
Exercise of stock options	262	—	—	—	357	—	—	357
Share-based compensation expense	—	—	—	—	612	—	—	612
Comprehensive income:
Net income	—	—	—	—	—	3,286	—	3,286
Foreign currency translation adjustment							(11)	(11)
Total comprehensive income								3,275
Balances, January 31, 2007	$17,303	$17	150	$(113)	$51,908	$(35,639)	$10	$16,183

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended January 31,
	2007	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$3,286	$4,314	$(5,805)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation and amortization	906	1,332	1,567
Share-based compensation	612	—	—
Other	(11)	(5)	67
Changes in operating assets and liabilities:
Trade accounts receivable	380	(91)	4,109
Unbilled receivables	(979)	(2,080)	(952)
Inventory	(62)	688	(686)
Prepaid expenses and other assets	(84)	63	268
Accounts payable	(246)	(391)	(27)
Accrued product licensing costs	(1,290)	1,961	(470)
Deferred revenue	99	(189)	(426)
Other liabilities	760	531	(376)
Net cash provided (used) by operating activities	3,371	6,133	(2,731)
Cash flows from investing activities:
Purchases of property and equipment	(217)	(210)	(230)
Purchases of available-for-sale securities	—	—	(400)
Proceeds from sales of available-for-sale securities	—	1,384	3,344
Purchases of software licenses	(353)	(385)	(285)
Net cash provided (used) by investing activities	(570)	789	2,429
Cash flows from financing activities:
Proceeds from issuance of common stock	—	440	338
Proceeds from exercise of common stock options	357	739	39
Payments for deferred costs for financing arrangement	—	—	(45)
Net cash provided by financing activities	357	1,179	332
Net increase in cash and cash equivalents	3,158	8,101	30
Cash and cash equivalents, beginning of period	13,220	5,099	5,069
Cash and cash equivalents, end of period	$16,378	$13,200	$5,099
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$54	$30	$613

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization, Business and Summary of Significant Accounting Policies:

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

Liquidity: Historically, the Company has incurred losses from operations and has reported negative operating cash flows. As of January 31, 2007, the Company had an accumulated deficit of $35.6 million and cash and cash equivalents of $16.4 million. The Company has no material financial commitments other than those under operating lease agreements. The Company believes that its existing cash and short-term investments, and any cash generated from operations will be sufficient to fund its working capital requirements, capital expenditures and other obligations through the next twelve months.

On March 1, 2005, the Company entered into a binding Memorandum of Understanding or MOU with Kyocera-Mita Corporation (“Kyocera-Mita”) to provide a range of non-exclusive engineering services and product development services. Pursuant to the MOU, Kyocera-Mita has agreed to pay the Company an aggregate of $24.0 million, which will be paid in $2.0 million quarterly payments over the initial three-year term of the MOU. The long term liquidity of the Company is dependent upon this MOU. Should the MOU be terminated and Kyocera-Mita and the Company not enter into definitive agreements, the Company’s cash flow assumptions would be materially affected, and the Company would need to scale its operations to match the decrease in cash flows and may need to raise additional capital. The Company currently does not have a credit facility. The Company did not renew its credit facility with its bank, Silicon Valley Bank, which expired on October 26, 2005, and generally only provided coverage for short-term working capital needs. Long term, the Company may face significant risks associated with the successful execution of its business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand its marketing activities, to develop new or enhance existing services or products, and to respond to competitive pressures or to acquire complementary services, businesses, or technologies. If the Company is not successful in generating sufficient cash flow from operations, it may need to raise additional capital through public or private financing, strategic relationships, or other arrangements (see Note 14).

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

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Reclassifications: Certain 2005 and 2006 amounts have been reclassified to conform to 2007 presentation.

Cash and Cash Equivalents: Cash and cash equivalents represent cash and highly liquid investments, which mature within three months of purchase.

Fair Value of Financial Investments: Cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which management believes approximates fair value due to the short term maturity of these instruments.

Inventory: Inventory, which consists of raw materials, is accounted for on a specific identification basis. Inventory is carried at lower of cost or realizable value.

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

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company also enters into engineering services contracts with certain of its OEMs to provide a turnkey solution, adapting the Company’s software and supporting electronics to specific OEM requirements. Revenues on such contracts are generally recognized over the course of the engineering work on a percentage-of-completion basis. Progress-to-completion under percentage-of-completion is generally determined based on direct costs, consisting primarily of labor and materials, expended on the arrangement. The Company provides for any anticipated losses on such contracts in the period in which such losses are first determinable. At January 31, 2007 and 2006 the Company had no significant loss contracts. The Company also provides engineering support based on a time-and-material basis. Revenues from this support are recognized as the services are performed.

Recurring licensing revenues are derived from per unit fees paid by the Company’s customers upon manufacturing and subsequent commercial shipment of products incorporating Peerless technology and certain third party technology, of which the Company is a sub-licensor. These recurring licensing revenues are recognized on a per unit basis as products are shipped commercially. The Company sells block licenses, that is, specific quantity or dollar amounts of licensed units that may be shipped in the future, or the Company may require the customer to pay minimum royalty commitments. Associated payments are typically made in one lump sum or extend over a period of four or more quarters. The Company generally recognizes revenues associated with block licenses and minimum royalty commitments on delivery and acceptance of software, when collection of the resulting receivable is probable, when the fee is fixed and determinable, and when the Company has no future obligations. In cases where block licenses or minimum royalty commitments have extended payment terms and the fees are not fixed and determinable, revenue is recognized as payments become due. Further, when earned royalties exceed minimum royalty commitments, revenues are recognized on a per unit basis as products are shipped commercially.

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

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Research and Development Costs: Research and development costs are generally expensed as incurred. Costs to purchase software from third-parties for research and development that have identifiable alternative future uses (in research and development projects or otherwise) are capitalized as intangible assets and amortized over their expected useful life. Such intangible assets were fully amortized at January 31, 2007 and 2006. Amortization expense associated with these intangible assets was $321 thousand and $550 thousand for the years ending January 31, 2006 and 2005, respectively.

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

Comprehensive Income (Loss): In accordance with SFAS No. 130, “Reporting Comprehensive Income,” all components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s accumulated other comprehensive income (loss) for fiscal years January 31, 2007, 2006 and 2005 consisted of foreign currency translation gains and is reported in stockholders’ equity.

Earnings Per Share: Basic earnings per share (“basic EPS”) is computed by dividing net income (loss) available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings per share (“diluted EPS”) is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares include outstanding options under the Company’s employee stock option plan (which are included under the treasury stock method) and any outstanding convertible securities. A reconciliation of basic EPS to diluted EPS is presented in Note 7 to the Company’s financial statements.

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recent Accounting Pronouncements: In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which changes the accounting for and the reporting of voluntary changes in accounting principles. SFAS No. 154 requires changes in accounting principles to be applied retrospectively to prior period financial statements, where practicable, unless specific transition provisions permit alternative transition methods. SFAS No. 154 was effective for fiscal years beginning after December 15, 2005. The Company’s adoption of SFAS No. 154 did not have a material impact on the Company’s results of operations, financial position or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 had no impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 will have a material impact on its consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Income Taxes (FIN 48)”, to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the adoption of FIN 48 and therefore cannot estimate the impact the adoption will have on the Company’s financial position and results of operations.

In June 2005, the FASB issued SFAS No. 123(R), “Share-Based Payment”. The Company adopted this statement on February 1, 2006 (see Note 2).

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Stock Option and Purchase Plan

The Company has several long-term incentive plans which provide for the grant of incentive stock options to employees and non-statutory stock options, restricted stock purchase awards and stock bonuses to employees, directors and consultants. The terms of stock options granted under these plans generally may not exceed 10 years. Options granted under the incentive plans vest at the rate specified in each optionee’s agreement, generally over three or four years. An aggregate of 6.2 million shares of common stock have been authorized for issuance under the various option plans.

On February 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards SFAS No. 123(R) “Share-Based Payments,” using the modified-prospective method. Under this transition method, compensation expense recognized subsequent to adoption includes: a) compensation cost for all share-based payment granted prior to, but not yet vested as of adoption, based on values estimated in accordance with the original provisions of SFAS No. 123, and b) compensation cost of all share-based payments granted subsequent to adoption, based on the grant-date fair values estimated in accordance with the provisions of SFAS No. 123(R). Consistent with the modified-prospective method, our results of operations for prior periods have not been restated.

Upon adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation expense from the multiple-option (i.e., accelerated) approach to the single-option (i.e., straight-line) method. Compensation expense for share-based awards granted through January 31, 2006 will continue to be subject to the accelerated or multiple-option method, while compensation expense for share-based awards granted on or after February 1, 2006 will be recognized using a straight-line, or single-option method. The Company recognizes these compensation costs over the service period of the award, which is generally the option vesting term of three or four years. In determining the fair value of options granted during fiscal 2007 the Company primarily used the Black-Scholes model, assumed no dividends per year, weighted average expected lives of 4.40 years, expected volatility of 76.7%, and weighted average risk free interest rate of 4.78%.

For fiscal 2007, the Company recorded a total of $612 thousand in stock option expense related to stock options awarded after the adoption of SFAS No. 123(R) and for stock options which were not vested by the date of adoption of SFAS No. 123(R). The impact of the adoption of SFAS No. 123(R) was a reduction of $0.04 on basic and $0.03 reduction on diluted net income per share for year ended January 31, 2007.

The valuation methodologies and assumptions in estimating the fair value of stock options that were granted in fiscal 2007 were similar to those used in estimating the fair value of stock options granted in fiscal 2006. The Company uses historical volatility of Peerless’ stock price as a basis to determine the expected volatility assumption to value stock options. The Company used its actual stock trading history over a period that approximates the expected term of its options. The expected dividend yield is based on Peerless’ practice of not paying dividends. The risk-free rate of return is based on the yield of a U.S. Treasury instrument with terms approximating or equal to the expected life of the option. The expected life in years is based on historical actual stock option exercise experience. The Company had historically estimated forfeitures at the time of grant and the adoption of SFAS No. 123(R) had no material impact on forfeitures.

Prior to the adoption of SFAS No. 123(R), in fiscal 2007, the Company accounted for its stock option plans in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and included pro forma disclosures for stock compensation under the provisions of SFAS 123, “Accounting for Stock Based Compensation.” Under APB Opinion No. 25, no compensation expense is recognized if the exercise price of the Company’s employee stock options equaled the market price of the underlying stock at the date of the grant. No compensation expense related to employee stock options was recorded in fiscal 2006 or in prior years.

The following table illustrates the effect on net income and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended January 31, 2006 (In thousands, except per share amounts)	Year Ended January 31, 2005 (In thousands, except per share amounts)
Net income as reported	$4,314	$(5,805)
Stock-based compensation, net of taxes	$(466)	$(465)
Pro forma net income	$3,848	$(6,270)
Basic earnings per share as reported	$0.26	$(0.37)
Pro forma basic earnings per share	$0.24	$(0.39)
Diluted earnings per share as reported	$0.23	$(0.37)
Pro forma diluted earnings per share	$0.21	$(0.39)

In determining the fair value for the pro forma disclosure the Company used the Black-Scholes model, assumed no dividends per year, used expected lives ranging from 2 to 10 years, expected volatility of 77.3% and 75.0% for the years ended January 31, 2006 and 2005, respectively, and weighted average risk free interest rates of 4.10% and 3.47% for the years ended January 31, 2006 and 2005, respectively.

1992 Stock Option Plan: During 1992, the Board of Directors authorized the 1992 Stock Option Plan for the purpose of granting options to purchase the Company’s common stock to employees, directors and consultants. The Board of Directors determines the form, term, option price and conditions under which each option becomes exercisable. Options to purchase a total of 1,055 thousand shares of common stock have been authorized by the Board under this plan.

1996 Incentive Plan: In May 1996, the Board of Directors adopted the Company’s 1996 Stock Option Plan. The Company’s 1996 Equity Incentive Plan (the “1996 Incentive Plan”) was adopted by the Board of Directors in July 1996 as an amendment and restatement of the Company’s 1996 Plan. At that time, the Board of Directors had authorized and reserved an aggregate of 1,267 thousand shares of common stock for issuance under the 1996 Incentive Plan. Additional shares of common stock were authorized and reserved for issuance under the 1996 Incentive Plan in June 1998, June 1999, June 2001, and June 2003 in the amounts of 1,200 thousand, 750 thousand, 750 thousand, and 700 thousand shares, respectively.

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

2005 Incentive Stock Option Plan: In June 2005 shareholders approved the Company’s 2005 Equity Incentive Plan. The Board authorized and reserved 500 thousand shares together with the 289 thousand shares remaining under the 1996 Incentive Plan which was terminated as authorized by the shareholders.

The 2005 Incentive Plan provides for the grant of incentive stock options to employees and non-statutory stock options, restricted stock purchase awards and stock bonuses to employees, directors and consultants. The terms of stock options granted under the Incentive Plan generally may not exceed 10 years. The exercise price of options granted under the Incentive Plan is determined by the Board of Directors, provided that the exercise price for an incentive stock option cannot be less than 100% of the fair market value of the common stock on the date of the option grant and the exercise price for a non-statutory stock option cannot be less than 85% of the fair market value of the common stock on the date of the option grant. Options granted under the Incentive Plan vest at the rate specified in each optionee’s agreement, which is generally over 1 to 4 years.

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents option activity under the 1992 Stock Option Plan, 1996 Incentive Plan, 2005 Incentive Plan, and certain employee options issued outside these plans for the years ended January 31:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts)
Beginning outstanding balance at January 31, 2004	3,102	$2.70
Granted	963	$1.33
Exercised	(55)	$0.73
Canceled or expired	(237)	$3.83
Balance outstanding January 31, 2005	3,773	$2.32
Granted	145	$3.52
Exercised	(508)	$1.46
Canceled or expired	(100)	$2.85
Balance outstanding January 31, 2006	3,310	$2.47
Granted	1,356	$3.79
Exercised	(262)	$1.36
Canceled or expired	(220)	$4.79
Balance outstanding January 31, 2007	4,184	$2.85	6.72	$2,267
Options exercisable, January 31, 2007	2,433	$2.72	4.88	$1,874

The weighted-average grant date fair value of the options granted during the years ended January 31, 2007, 2006, and 2005 were $2.35, $1.60 and $0.81, respectively. During the twelve months ended January 31, 2007, the total intrinsic value of stock options exercised was $1,552 thousand. Cash received from stock option exercises in the twelve months of fiscal 2007 was $357 thousand. The excess tax benefit was negligible for year ended January 31, 2007. As of January 31, 2007, there was $2.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1992, 1996, 2005, and certain employee options issued outside these plans. That cost is expected to be recognized over a weighted-average period of 4.38 years. The Company issues shares of common stock reserved for such plans upon the exercise of stock options.

CEO Incentive Stock Option Grant: In December 2006, the board of directors approved an equity incentive grant for the incoming CEO. The grant included 400 thousand options which vest at certain market conditions. The first 200 thousand options vest upon the share closing price reaching $10 per share and staying at or above that price for 90 days. The second 200 thousand options vest upon the share closing price reaching $14 per share and staying at or above that price for 90 days. These options were included in the table and disclosures above.

Other Stock Options: During fiscal year 2005, the Company granted stock options to two non-employees of the Company in connection with an agreement with the non-employees to provide services to the Company. The stock options are for the purchase of 25 thousand shares at an exercise price of $3.27 and 25 thousand shares at an exercise price of $4.27. The options are fully vested and expire on May 24, 2014. The fair value of the options was recorded as an operating expense at the time of grant. The fair value of the options was $31 thousand and was determined using the Black-Scholes method.

Employee Stock Purchase Plan: In July 1996, the Company’s Board of Directors approved the Employee Stock Purchase Plan (the “Purchase Plan”) covering an aggregate of 300 thousand shares of the Company’s common stock. An additional 500 thousand shares were approved by the stockholders in June 2000, with an additional 1.0 million shares approved in June 2002. Under the Purchase Plan, the Board of Directors authorized participation by eligible employees, including officers, in periodic offerings following the adoption of the Purchase Plan. Plan

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

offering periods have been six months since the inception of the plan. Employees were eligible to participate if they were employed by the Company or an affiliate of the Company designated by the Board of Directors and met eligibility standards established by the Board of Directors. Employees who participated in an offering can have up to 15% of their earnings withheld pursuant to the Purchase Plan and applied, on specified dates determined by the Board of Directors, to the purchase of shares of common stock. The price of common stock purchased under the Purchase Plan was equal to 85% of the lower of the fair market value of the common stock on the commencement date or the purchase date of each offering period. Employees may end their participation in the offering at any time during the offering period, and participation ended automatically on termination of employment with the Company and its affiliates. In November 2005, the Board elected to terminate the Purchase Plan.

Under the Purchase Plan, during the years ended January 31, 2006 and 2005, employees purchased 335 thousand and 251 thousand shares of common stock at weighted average per share prices of $1.32 and $1.35, respectively.

3.	Property and Equipment:

Property and equipment at January 31 consisted of the following:

	2007	2006
	(In thousands)
Computers and other equipment	$8,635	$8,419
Furniture	502	502
Leasehold improvements	2,379	2,379
	11,516	11,300
Less, accumulated depreciation and amortization	(10,958)	(10,396)
	$558	$904

Property and equipment depreciation and amortization for the years ended January 31, 2007, 2006, and 2005 was, $563 thousand, $672 thousand and $829 thousand, respectively.

4.	Other Current Liabilities

Other current liabilities at January 31 consisted of the following:

	2007	2006
	(In thousands)
Professional Service Fees	$793	$180
Restructuring Charges	358	—
Other	164	563
Total other current liabilities	$1,315	$743

In January 2007, the Company implemented a restructuring program to better match the Company’s resources with the current level of contract activity. The reduction in workforce affected approximately 20 positions company -wide. The Company recorded a charge of approximately $358 thousand in expenses for one-time termination benefits. This resulted in a $200 thousand charge to cost of sales; $101 thousand to research and development; $9 thousand to sales and marketing; and $48 thousand to general and administrative expense. This amount is expected to be paid during the first quarter of fiscal 2008 and is recorded in other current liabilities.

5.	Deferred Revenues:

The Company may bill or receive payments from its customers for fees associated with product licensing, engineering services, or maintenance agreements in advance of the Company’s completion of its contractual obligations. Such billings or payments, in accordance with the Company’s revenue recognition policies, are deferred, and are recognized as revenue when the Company has performed its contractual obligations related to the billings or payments

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred revenues consisted of the following at January 31:

	2007	2006
	(In thousands)
Product licensing	$180	$25
Engineering services and maintenance	626	622
Other	1	61
	$807	$708

6.	Income Taxes:

The income tax provision for the years ended January 31 consisted of:

	2007	2006	2005
Current:	(In thousands)
Federal	$—	$—	$—
State	14	26	1
Foreign	9	3	150
	$23	$29	$151

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

Temporary differences for the years ended January 31, consisted of:

	2007	2006
Deferred tax assets:	(In thousands)
Net operating loss carryforwards	$1,816	$4,196
Accrued liabilities	462	445
Allowance for doubtful accounts	5	61
Property and equipment	740	659
Inventory	72	65
Deferred expenses	231	190
Tax credit carryforwards	9,479	7,222
Other	294	3
Total deferred tax assets	13,099	12,841
Deferred tax liabilities:
State income taxes	1	(1)
Subtotal	13,100	12,840
Valuation allowance	(13,100)	(12,840)
Net deferred income tax asset	$—	$—

The Company established a valuation allowance on its net deferred tax assets as based on the uncertainty with respect to the Company’s ability to continue to generate future taxable income, it is unlikely that the deferred tax assets will be realized. With a change in management’s assessment of the uncertainty, the valuation allowance will be adjusted accordingly.

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes for the years ended January 31, differed from the amount that would result from applying the federal statutory rate as follows.

	2007	2006	2005
Statutory federal income tax rate	34.0%	34.0%	(34.0)%
Foreign provision	0.3%	0.1%	2.7
Other nondeductible expenses	0.4%	0.4%	0.3
State tax	4.6%	5.8%	(5.8)
Change in valuation allowance	(36.0)%	(37.3)%	50.9
Other	(2.6)%	(2.4)%	(11.4)
Provision for income taxes	0.7%	0.7%	2.7%

As of January 31, 2007, the Company had net operating loss carryforwards available to reduce future federal and state income of approximately $5,187 thousand and $1,152 thousand respectively, which will begin to expire in fiscal years 2025 for federal and 2009 for state. In addition, as of January 31, 2007, the Company had tax credit carryforwards available to reduce future income tax liabilities of approximately $11,648 thousand which will begin to expire in fiscal year 2008. Utilization of the net operating loss and tax carryforwards will be subject to an annual limitation if a change in the Company’s ownership should occur as defined by Section 382 and Section 383 of the Internal Revenue Code.

7.	Earnings (Loss) Per Share:

Earnings (loss) per share for the years ended January 31, is calculated as follows:

	2007			2006			2005
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic EPS
Earnings (loss) available to common stock holders	$3,286	17,100	$0.19	$4,314	16,496	$0.26	$(5,805)	15,891	$(0.37)

Effect of Dilutive Securities
Options	—	1,813	—	—	1,969	—

Diluted EPS
Earnings (loss) available to common stockholders with assumed conversions	$3,286	18,912	$0.17	$4,314	18,465	$0.23	$(5,805)	15,891	$(0.37)

The Company had 472 thousand, 314 thousand, and 1,434 thousand common stock options that are not included in the calculation of diluted earnings (loss) per share in fiscal years 2007, 2006, and 2005, respectively. Additionally, 31 thousand warrants were not included in fiscal year 2005. These common stock options and warrants were not included because the effects are anti-dilutive.

8.	Shareholder Rights Plan:

In October 1998, the Board of Directors of the Company adopted a stockholder rights plan, as set forth in the Rights Agreement, dated as of October 7, 1998, by and between the Company and Wells Fargo Shareowner Services, a division of Wells Fargo Bank Minnesota, N.A., formerly known as Norwest Shareowner Services, as rights agent. Pursuant to the Rights Agreement, one right was issued for each share of the Company’s 11,037 thousand outstanding shares of common stock as of October 15, 1998. Each of the Rights entitles the registered holder to purchase, from the Company, one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $35.50 per one one-thousandth of a share. The Rights generally will not become exercisable unless and until, among other things, any person or group not approved by the Board of Directors acquires beneficial ownership of 15% or more of the Company’s outstanding common stock or commences a tender offer or exchange offer which would result in a person or group beneficially owning 15% or more of the Company’s outstanding common stock. Upon the occurrence of certain events, each holder of a Right, other than such person or group,

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

would thereafter have the right to purchase, for the then exercise price of the Right, shares of common stock of the Company or a corporation or other entity acquiring the Company, having a value equal to two times the exercise price of the Right. The Rights are redeemable by the Company under certain circumstances at $0.01 per Right and will expire, unless earlier redeemed or extended, on October 15, 2008.

9.	Employee Savings Plan:

The Company maintains an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code (the “Code”) for all of the Peerless full-time employees. The plan allows employees to make specified percentage pretax contributions up to the maximum dollar limitation prescribed by the Code. The Company has the option to contribute to the plan up to a maximum of $2,000 per employee per year. Company contributions to the plan during the years ended January 31, 2007, 2006, and 2005 were $193 thousand, $178 thousand, and $163 thousand, respectively.

10.	Segment Reporting:

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

The Company’s long-lived assets are located principally in the United States. The Company’s revenues for the years ended January 31, which are transacted in U.S. dollars, are derived based on sales to customers in the following geographic regions:

	Years Ended January 31,
	2007	2006	2005
	(In thousands)
United States	$3,055	$3,550	$3,384
Japan	30,309	31,596	19,673
Australia	—	751	—
Other	19	260	21
	$33,383	$36,157	$23,078

11.	Commitments:

Operating Leases: The Company leases its offices and certain operating equipment under operating leases that expire in fiscal year 2017. The principal operating leases covering the Company’s office space contain certain predetermined rent increases calculated at the inception of the lease based on the lessor’s estimate of expected increases in the fair market value of the leased space. These leases provide for renewal options of one to five years, at then fair rental value. Future minimum rental payments under long-term operating leases for the years ending January 31 are as follows:

Operating Leases
(In thousands)
2008	$1,425
2009	1,464
2010	1,495
2011	1,409
2012	1,397
Thereafter	6,633
$13,823

Total rental expense, net of sublease income, was $1,431 thousand, $1,189 thousand, and $1,369 thousand for the years ended January 31, 2007, 2006, and 2005, respectively.

PEERLESS SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Orders: The Company has outstanding purchase orders of approximately $31 thousand for materials and services at the end of fiscal year 2007.

12.	Risks and Uncertainties:

Concentration of Credit Risk: The Company had cash and certificates of deposit on deposit at banks at certain times throughout the year that was in excess of federally insured limits.

The Company’s credit risk in accounts receivable (trade and unbilled), which are generally not collateralized, is concentrated with customers which are OEMs of laser printers and printer peripheral technologies. The financial loss, should a customer be unable to meet its obligation to the Company, would be equal to the recorded accounts receivable. At January 31, 2007, two customers collectively represented 70% of total accounts receivable and at January 31, 2006, four customers collectively represented 80%. For the years ended January 31 the following customers, not necessarily the same from year to year, represented greater than ten percent of total revenues:

	2007		2006		2005
	(In thousands)
Customer A	$15,766	47%	$11,070	31%	$6,567	28%
Customer B	7,654	23%	7,037	19%	2,984	13%
Customer C	—	—	3,651	10%	2,653	12%
Customer D	—	—	—	—	2,400	10%
	$23,420	70%	$21,758	60%	$14,604	63%

A significant portion of the Company’s revenue is generated from the sale of block licenses. Block license revenue represented 50%, 44%, and 56% of total revenue for the fiscal years 2007, 2006, and 2005.

Litigation: The Company is involved from time to time in various claims and legal actions incident to its operations, either as plaintiff or defendant. In the opinion of management, after consulting with legal counsel, no claims are currently expected to have a material adverse effect on the Company’s financial position, operating results, or cash flows.

13.	Related Party Transactions:

In fiscal years 2006 and 2005, the Company engaged a marketing consulting firm controlled by a consultant who later became an officer of the Company in sales and marketing. Sales and marketing expenses for the years ended January 31, 2006 and 2005 included $5 thousand and $115 thousand, respectively, for the services performed by this related entity. No significant balances were owed to the entity at January 31, 2006.

14.	Subsequent Events

On April 10, 2007, Kyocera-Mita Corporation advised us that they had executed definitive agreements for the development, licensing and maintenance of some of the new technologies currently being developed under the MOU. We are currently awaiting receipt of these agreements. These agreements are currently under review by management and legal counsel and we hope to execute these documents in the very near term.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Allowances for uncollectible accounts receivable:	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions(a)	Balance at End of Period
	(In thousands)
Year Ended January 31, 2005
Reserves deducted from assets to which they apply:
Allowances for uncollectible accounts receivable	$141	$15	$(31)	$125
Year Ended January 31, 2006
Reserves deducted from assets to which they apply:
Allowances for uncollectible accounts receivable	$125	$62	$(19)	$168
Year Ended January 31, 2007
Reserves deducted from assets to which they apply:
Allowances for uncollectible accounts receivable	$168	$19	$(168)	$19

(a)	Accounts written off, net of recoveries.

S-1

EXHIBIT INDEX

Exhibit Number

3.1(1)	Certificate of Incorporation of the Company.

3.2(9)	Amended and Restated Bylaws of the Company.

4.1	Instruments defining the rights of security holders. Reference is made to Exhibits 3.1 and 3.2.

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

10.23(14)	Series A Preferred Stock Contribution Agreement dated January 29, 2002 by and between Netreon, Inc., a Delaware corporation and Peerless Systems Corporation.

Exhibit Number

10.24(3)(15)	Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and the Company effective as of July 23, 1999.

10.25(3)(15)	Custom Sales Agreement between the Company and International Business Machines effective as of April 23, 2001.

10.26(3)(15)	Master Technology License Agreement dated January 16, 2000 between Konica Corporation and Peerless Systems Corporation.

10.27(3)(15)	License Software Addendum #1 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 16, 2000.

10.28(3)(15)	License Software Addendum #2 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 19, 2000.

10.29(3)(15)	License Software Addendum #3 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of July 21, 2000.

10.30(3)(15)	License Software Addendum #4 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of March 1, 2001.

10.31(3)(15)	License Software Addendum #5 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of July 1, 2001.

10.32(3)(15)	License Software Addendum #7 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 1, 2002.

10.33(3)(15)	License Software Addendum #8 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 1, 2002.

10.34(3)(15)	License Software Addendum #9 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 1, 2002.

10.35(15)	Master Technology License Agreement dated April 1, 1997 between Kyocera Corporation and Peerless Systems Corporation.

10.36(3)(15)	Licensed Software Addendum #1 to Master Technology License Agreement by and between Kyocera Corporation and the Company effective as of December 28, 1999.

10.37(3)(15)	Amendment #3 to Licensed Software Addendum #1 to Master Technology License Agreement by and between Kyocera Corporation and the Company effective as of September 28, 2001.

10.38(3)(15)	Licensed Software Addendum #3 to Master Technology License Agreement by and between Kyocera-Mita Corporation and the Company effective as of May 1, 2002.

10.39(3)(15)	Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc.

10.40(3)(15)	Licensed System Addendum No. 1 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc.

10.41(3)(15)	Licensed System Addendum No. 2 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc.

10.42(3)(15)	Licensed System Addendum No. 3 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc. effective as of August 25, 2000.

10.43(3)(15)	Attachment #1 to Licensed System Addendum #3 by and between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated March 1, 2001.

10.44(3)(15)	Attachment #2 to Licensed System Addendum #3 by and between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated July 1, 2001.

10.45(3)(15)	Licensed System Addendum No. 4 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc. effective as of February 1, 2002.

Exhibit Number

10.46(15)	Master Technology License Agreement dated April 1, 2000 between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc.

10.47(3)(15)	Licensed System Addendum #1 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. dated April 1, 2000.

10.48(3)(15)	Licensed System Addendum #2 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc.

10.49(3)(15)	Licensed System Addendum #3 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc.

10.50(3)(15)	Attachment #1 to Licensed System Addendum #3 by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. dated May 1, 2001.

10.51(3)(15)	Attachment #2 to Licensed System Addendum #3 by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. dated July 23, 2001.

10.52(3)(15)	Licensed System Addendum #4 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. effective as of October 19, 2001.

10.53(3)(15)	Licensed System Addendum #5 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. effective as of December 1, 2001.

10.54(3)(15)	Licensed System Addendum #6 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. effective as of April 30, 2002.

10.55(3)(15)	Nest Office SDK Development and Reseller Agreement Statement of Work 8 to BDA No. N-A-1 between and Novell, Inc. and Peerless Systems Networking effective as of August 17, 1999.

10.56(3)(15)	Amendment No. 1 to Nest Office SDK Development and Reseller Agreement Statement of Work 8 to BDA No. N-A-1 between and Novell, Inc. and Peerless Systems Networking effective as of August 17, 1999.

10.57(15)	Business Development Agreement by and between Novell and Auco, Inc effective as of September 6, 1996.

10.58(16)	Amendment No. 4 to Licensed System Addendum No. 4 dated February 1, 2002 by and between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated September 1, 2002.(15)

10.59(16)	Amendment No. 3 to Postscript Software Development Agreement by and between Adobe Systems Incorporated and the Company dated October 25, 2002.

10.60(3)(17)	Amendment No. 1 to Licensed System Agreement No. 7 dated November 1, 2001 by and between Konica Corporation and Peerless Systems Corporation dated January 1, 2003.

10.61(3)(17)	Licensed System Agreement Addendum No. 10 to Master Technology License Agreement dated January 16, 2000 by and between Konica Corporation and Peerless Systems Corporation dated January 17, 2003.

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

10.70(20)	Amendment #2 to the LSA #9 by and between KonicaMinolta Business Technologies, Inc. and Peerless Systems Corporation, effective as of November 1, 2003

10.71(20)	Amendment No. 5 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of December 16, 2003.

10.72(20)	Amendment No. 6 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of July 31, 2002.

10.73(20)	Amendment No. 7 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of May 22, 2003.

10.74(20)	Amendment No. 11 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of February 9, 2004.

10.75(20)	Amendment No. 14 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of December 16, 2003.

10.76(20)	Amendment No. 15 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 6, 2004.

10.77(2)(20)	Change in Control Agreement of Chief Executive Officer.

10.78(2)(20)	Form of Change in Control Agreement of certain members of senior management.

10.79(2)(20)	Form of Transaction Incentive Plan of certain members of senior management.

10.80(21)	Amendment No. 16 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 6, 2004.

10.81(21)	Licensed Software Addendum #5 to Master Technology License Agreement dated April 1, 1997, entered into as of February 17, 2004.

10.82(21)	Amendment No. 19 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of April 1, 2004.

10.83(22)	Amendment to Lease between BIT Holdings Forty-Eight, Inc. and Peerless Systems Imaging Products, Inc. as of October 1, 2004.

10.84(22)	Amendment No. 17 to the Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, Effective as of 15 October, 2004.

Exhibit Number

10.85(22)	Silicon Valley Bank Loan and Security Agreement between Silicon Valley Bank and Peerless Systems Corporation dated October 27, 2004.

10.86(23)	Memorandum of Understanding by and between Kyocera-Mita Corporation and Peerless Systems Corporation, effective as of February 1, 2005.

10.87(23)	Amendment No. 21 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 1, 2005.

10.91(23)	Amendment No. 18 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 1, 2005.

10.92(23)	Peerless Systems Corporation 2005 Incentive Award Plan

10.93(23)	Amendment No. 23 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 1, 2005.

10.94(23)	Peerless Systems Corporation Amended and Restated Transaction Incentive Plan.

10.95(24)	Amendment No. 22 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of October 14, 2005.

10.96(24)	Amendment No. 24 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of October 14, 2005.

10.97(24)	Amendment No. 26 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of October 13, 2005.

10.98(24)	Amendment No. 27 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of November 1, 2005.

10.99(25)	Development Agreement between PMC-Sierra Corporation and Peerless Systems Corporation, dated March 27, 2006.

10.100(26)(2)	Letter of agreement relating to the employment of John V. Rigali as Vice President and Chief Financial Officer

10.101(27)	Lease agreement dated as of August 1, 2006, between Company and Continental 2361/2381 LLC

10.102(28)	Letter dated December 7, 2006 from Adobe Systems Incorporated to Peerless Systems Corporation extending the term of PostScript Software Development License and Sublicense Agreement.

10.103(29)(2)	Consulting Agreement dated December 15, 2006, between the Company and Howard J. Nellor

10.104(29)(2)	Employment Agreement dated as of December 15, 2006, between the Company and Richard L. Roll

10.105(29)(2)	Indemnification Agreement dated as of December 15, 2006, between the Company and Richard L. Roll

10.106(29)(2)	Time-Vested Option Agreement dated as of December 15, 2006, between the Company and Richard L. Roll.

10.107(29)(2)	Price-Contingent Option Agreement dated as of December 15, 2006, between the Company and Richard L. Roll

21	Registrant’s Wholly-Owned Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit Number

24.1	Power of Attorney. Reference is made to the signature page to this Annual Report on Form 10-K.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed in the Company’s Registration Statement on Form S-1 (File No. 333-09357), as amended and incorporated herein by reference.

(2)	Management contract or compensatory plan or arrangement.

(3)	Subject to a Confidential Treatment Order.

(4)	Previously filed in the Company’s Current Report on Form 8-K, filed October 13, 1999, and incorporated herein by reference.

(5)	Previously filed in the Company’s 1998 Annual Report filed on Form 10-K, filed April 24, 1998, and incorporated herein by reference.

(6)	Previously filed in the Company’s 1999 Annual Report filed on Form 10-K, filed April 26, 1999, and incorporated herein by reference.

(7)	Previously filed in the Company’s Registration Statement on Form S-4 (File No. 333-77049) as amended and incorporated herein by reference.

(8)	Previously filed in the Company’s 2000 Annual Report filed on Form 10-K, filed April 28, 2000, and incorporated herein by reference.

(9)	Previously filed in the Company’s Current Report on Form 8-K, filed July 2, 2001, and incorporated herein by reference.

(10)	Previously filed in the Company’s Registration Statement on Form S-8 (File No. 333-73562), filed November 16, 2001, and incorporated herein by reference.

(11)	Previously filed in the Company’s Registration Statement on Form S-8 (File No. 333-57362), filed March 21, 2001, and incorporated herein by reference.

(12)	Previously filed in the Company’s Amendment No. 4 to its Registration Statement on Form S-3 (File No. 333-60284), filed July 27, 2001, and incorporated herein by reference.

(13)	Previously filed in the Company’s 2001 Annual Report filed on Form 10-K, filed May 1, 2001, and incorporated herein by reference.

(14)	Previously filed in the Company’s 2002 Annual Report on Form 10-K, filed May 1, 2002, and incorporated herein by reference.

(15)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2002, filed September 16, 2002, and incorporated herein by reference.

(16)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2002, filed December 16, 2002, and incorporated herein by reference.

(17)	Previously filed in the Company’s 2003 Annual Report on Form 10-K filed May 1, 2003, and incorporated herein by reference.

(18)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2003, filed September 15, 2003, and incorporated herein by reference.

(19)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2003, filed December 15, 2003, and incorporated herein by reference.

(20)	Previously filed in the Company’s 2004 Annual Report on Form 10-K filed April 30, 2004, and incorporated herein by reference.

(21)	Previously filed in the Company’s Quarterly Report for the period ended April 30, 2004, filed June 14, 2004, and incorporated herein by reference.

(22)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2004, filed December 15, 2004, and incorporated herein by reference.

(23)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2005, filed December 15, 2004, and incorporated herein by reference.

(24)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2005, filed December 15, 2004, and incorporated herein by reference.

(25)
Confidential treatment has been requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the Securities and Exchange Commission. Previously filed in Amendment No. 1 to the Company’s Annual Report for the year ended December 31, 2006, filed October 26, 2006.

(26)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2006, filed September 14, 2006, and incorporated herein by reference.

(27)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2006, filed December 14, 2006, and incorporated herein by reference.

(28)	Previously filed in the Company’s Current Report on Form 8-K, filed December 18, 2006, and incorporated herein by reference.

(29)	Previously filed in the Company’s Current Report on Form 8-K, filed December 19, 2006, and incorporated herein by reference.