Form 10-Q
period 2007-04-30
PEERLESS SYSTEMS CORP
filed 2007-06-11
CIK 897893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No☑

The number of shares of Common Stock outstanding as of June 7, 2007 was 17,246,103.

PEERLESS SYSTEMS CORPORATION

EXHIBIT 10.1*
EXHIBIT 10.2*
EXHIBIT 10.3*
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

* Confidential treatment has been requested for portions of this exhibit. Portions of this document have been omitted and submitted separately to the Securities Exchange Commission.

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

FORWARD-LOOKING STATEMENTS

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

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 30,	January 31,
	2007	2007

ASSETS
Current assets:
Cash and cash equivalents	$17,206	$16,378
Trade accounts receivable, net	1,096	1,748
Unbilled receivables	2,232	4,011
Inventory	62	62
Prepaid expenses and other current assets	818	685
Total current assets	21,414	22,884
Property and equipment, net	582	558
Other assets	159	159
Total assets	$22,155	$23,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$476	$233
Accrued wages	655	637
Accrued compensated absences	840	932
Accrued product licensing costs	2,123	3,035
Other current liabilities	674	1,315
Deferred revenue	1,098	807
Total current liabilities	5,866	6,959
Other liabilities	536	459
Total liabilities	6,402	7,418
Stockholders’ equity:
Common stock	17	17
Additional paid-in capital	52,305	51,908
Accumulated deficit	(36,468)	(35,639)
Accumulated other comprehensive income	12	10
Treasury stock, 150 shares at April 30, 2007 and January 31, 2007	(113)	(113)
Total stockholders’ equity	15,753	16,183
Total liabilities and stockholders’ equity	$22,155	$23,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts )
	Three Months Ended
	April 30,
	2007	2006

Revenues:
Product licensing	$2,093	$5,514
Engineering services and maintenance	2,653	2,950
Hardware sales	1	340
Total revenues	4,747	8,804
Cost of revenues:
Product licensing	762	500
Engineering services and maintenance	1,781	1,957
Hardware sales	—	157
Total cost of revenues	2,543	2,614
Gross margin	2,204	6,190
Operating expenses:
Research and development	1,147	2,059
Sales and marketing	607	794
General and administrative	1,498	1,391
Total operating expenses	3,252	4,244
Income (loss) from operations	(1,048)	1,946
Other income (expense)	222	112
Income (loss) before income taxes	(826)	2,058
Provision for income taxes	3	15
Net income	$(829)	$2,043
Basic income (loss) earnings per share	$(0.05)	$0.12
Diluted income (loss) earnings per share	$(0.05)	$0.11
Weighted average common shares outstanding — basic	17,189	16,970
Weighted average common shares outstanding — diluted	17,189	19,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	April 30,
	2007	2006

Cash flows from operating activities:
Net income	$(829)	$2,043
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	206	246
Share-based compensation	265	79
Other	2	3
Changes in operating assets and liabilities:
Trade accounts receivables	652	864
Unbilled receivables	1,779	(697)
Prepaid expenses and other assets	(90)	(258)
Accounts payable	243	2
Accrued product licensing costs	(912)	(1,119)
Deferred revenue	291	(326)
Other liabilities	(638)	(113)
Net cash provided by operating activities	969	724
Cash flows from investing activities:
Purchases of property and equipment	(93)	(104)
Purchases of software licenses	(180)	(72)
Net cash used by investing activities	(273)	(176)
Cash flows from financing activities:
Proceeds from exercise of common stock options	132	303
Net cash provided by financing activities	132	303
Net increase in cash and cash equivalents	828	851
Cash and cash equivalents, beginning of period	16,378	13,220
Cash and cash equivalents, end of period	$17,206	$14,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Peerless Systems Corporation (the “Company” or “Peerless”) have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, for the fiscal year ended January 31, 2007, filed with the SEC on April 13, 2007. The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.

2.	Significant Accounting Policies:

Liquidity: Historically, the Company has incurred losses from operations and has reported negative operating cash flows. As of April 30, 2007, the Company had an accumulated deficit of $36.5 million and cash and cash equivalents of $17.2 million. The Company has no material financial commitments other than those under operating lease agreements. The Company believes the net cash provided by operating activities, and existing cash and cash equivalents, will provide the Company with sufficient resources to meet working capital requirements and other cash needs over at least the next twelve months.

On March 1, 2005, the Company entered into a binding memorandum of understanding (“MOU”) with Kyocera-Mita Corporation (“Kyocera-Mita”) to provide a range of non-exclusive engineering services and product development services. Pursuant to the MOU, Kyocera-Mita has agreed to pay the Company an aggregate of $24.0 million, which will be paid in $2.0 million quarterly payments over the initial three-year term of the MOU. On April 17, 2007, the Company and Kyocera Mita entered into a Master Development Agreement, a Licensed Software Addendum, and a Master Maintenance and Support Agreement (the “Definitive Agreements”). These Definitive Agreements supplement and clarify but generally do not supersede the binding MOU made by the parties as of February 1, 2005. The Definitive Agreements provide additional specifications relating to the development of Kyocera’s products by Peerless, establish the terms and the fees associated with the licensing of Peerless’ products, and specify Peerless’ maintenance obligations with respect to its products. . The Company and Kyocera-Mita have agreed that the engineering services portion of the MOU will not be extended beyond the current expiration date of January 31, 2008, without a negotiation of the number of engineers required, future services and deliverables of the agreement, and the fees and incentive bonuses, if any, to be earned. The Company continues to negotiate an extension for the engineering services portion of the MOU and Definitive Agreements with terms and service levels acceptable to both parties. The engineering services, licensing and maintenance revenue from the MOU and Definitive Agreements are material to the Company’s business. If the Company experiences an extended delay in the signing of a renewal of this agreement or the Company is unable to come to agreement with Kyocera-Mita on terms and conditions that are acceptable to both parties; this could have a material adverse effect on the business, results of operations and prospects for the future.

We, as well as our OEM customers and third party technology suppliers face increasingly intense competition within our industry, which is applying significant downward pricing pressure on products and services. As a result, our OEM customers and third party technology suppliers continue to seek lower cost alternatives for their engineering needs. Some of our OEM customers and third party technology suppliers, including Adobe, have developed extensive offshore operations in countries such as India, that are capable of delivering lower cost solutions than we are able to deliver as of today. The ability of our OEM customers and third party technology suppliers to provide the same services at a lower cost may result in them no longer needing our services, as well as being in direct competition with us by providing the same services at a lower cost to our other customers. This may result in us losing some of our customers and may have a material adverse effect on our business, results of operations and future cash flows. See “Note 8. Subsequent Events and Note 5. Concentration of Revenue”

If we do not generate anticipated cash flow from licensing and services, or if expenditures are greater than expected, we most likely will reduce discretionary spending, which could require a delay, scaling back or elimination of some or all of our development efforts, any of which could have a material adverse effect on our business, results of operations and prospects. Furthermore, if we do not experience positive cash flows as is anticipated, and we are unable to increase revenues or cut costs so that revenues generated from operating activities are sufficient to meet our obligations, we will be required to seek additional capital from other sources, such as issuances of debt or equity securities, bank financing. The Company may not be able to obtain additional capital on acceptable terms or at all which could have a material adverse effect on our operations, liquidity and financial condition, our prospects, and the scope of strategic alternatives and initiatives available to us.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Declining sales trend and downward price pressure on our existing technologies, uncertainties surrounding our third party license revenue sharing agreements and an anticipated consolidation of the number of OEMs in the marketplace have resulted in a decline in our operating revenues in the first quarter of fiscal 2008. The Company has begun to scale back its operations to better match the currently projected cash flows anticipated from the Definitive Agreements, licensing agreements with other large customers and our third party license revenue sharing agreements. Any significant change in cash projections may require further scaling back of our operations.

The Company currently does not have a credit facility. Long term, the Company may face significant risks associated with the successful execution of its business strategy. If the Company is not successful in generating sufficient cash flow from operations, it may need to raise additional capital through public or private financing, strategic relationships, or other arrangements in order to develop new or enhance existing services or products, and to respond to competitive pressures or to acquire complementary services, businesses, or technologies. Under such circumstances, there is doubt as to whether we would be able to obtain additional capital on acceptable terms or at all. The inability to obtain such resources would have a material adverse effect on the Company, its operations, liquidity and financial condition, its prospects and the scope of strategic alternatives and initiatives available to the Company.

Revenue Recognition: The Company recognizes software revenues in accordance with Statement of Position 97-2 “Software Revenue Recognition” as amended by Statement of Position 98-9. For certain of the Company’s multiple element arrangements that do not directly involve licensing, selling, leasing or otherwise marketing of the Company’s software the Company applies the guidance under EITF 00-21 “Revenue Arrangements with Multiple Deliverables.”

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

The Company also enters into engineering services contracts with certain of its OEMs to provide a turnkey solution, adapting the Company’s software and supporting electronics to specific OEM requirements. Revenues on such contracts are generally recognized over the course of the engineering work on a percentage-of-completion basis. Progress-to-complete under the percentage-of-completion is generally determined based on direct costs, consisting primarily of labor and materials, expended on the arrangement. The Company provides for any anticipated losses on such contracts in the period in which such losses are first determinable. At April 30, 2007 and 2006 the Company had no percentage-of-completion contracts and no significant loss contracts. The Company also provides engineering support based on a time-and-material basis. Revenues from this support are recognized as the services are performed.

Recurring licensing revenues are derived from per unit fees paid by the Company’s customers upon manufacturing and subsequent commercial shipment of products incorporating Peerless technology and certain third party technology, of which the Company is a sub-licensor. These recurring licensing revenues are recognized on a per unit basis as products are shipped commercially. The Company sells block licenses, that is, specific quantities of licensed units that may be shipped in the future, or the Company may require the customer to pay minimum royalty commitments. Associated payments are typically made in one lump sum or extend over a period of four or more quarters. The Company generally recognizes revenues associated with block licenses and minimum royalty commitments on delivery and acceptance of software, when collection of the resulting receivable is probable, when the fee is fixed and determinable, and when the Company has no significant future obligations. In cases where block licenses or minimum royalty commitments have extended payment terms and the fees are not fixed and determinable, revenue is recognized as payments become due. Further, when earned royalties exceed minimum royalty commitments, revenues are recognized on a per unit basis as products are shipped commercially.

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

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company provides an accrual for estimated product licensing costs owed to third party vendors whose technology is included in the products sold by the Company. The accrual is impacted by estimates of the mix of products shipped under certain of the Company’s block license agreements. The estimates are based on historical data and available information as provided by the Company’s customers concerning projected shipments. Should actual shipments under these agreements vary from these estimates, adjustments to the estimated accruals for product licensing costs may be required. Except for the change in estimate previously reported and recorded during the third quarter of fiscal 2007, actual results have historically been consistent with management’s estimates.

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

The Company’s recurring product licensing revenues are dependent, in part, on the timing and accuracy of product sales reports received from the Company’s OEM customers. These reports are provided only on a calendar quarter basis and, in any event, are subject to delay and potential revision by the OEM. Therefore, the Company is required to estimate all of the recurring product licensing revenues for the last month of each fiscal quarter and to further estimate all of its quarterly revenues from an OEM when the report from such OEM is not received in a timely manner. In the event the Company is unable to estimate such revenues accurately prior to reporting financial results, the Company may be required to adjust revenues in subsequent periods. Revenues subject to such estimates were minimal for the three month periods ended April 30, 2007 and 2006.

3.	Earnings Per Share:

Earnings per share for the three months ended April 30, is calculated as follows (in thousands, except for per share amounts):

	2007			2006
			Per			Per
	Net		Share	Net		Share
	Loss	Shares	Amount	Income	Shares	Amount
Basic EPS
Earnings (loss) available to common stock holders	$(829)	17,189	$(0.05)	$2,043	16,970	$0.12
Effect of Dilutive Securities
Options	—	—		—	2,356
Diluted EPS
Earnings available to common stockholders with assumed conversions	$(829)	17,189	$(0.05)	$2,043	19,326	$0.11

4.	Stock-Based Compensation Plans

The Company has several long-term incentive plans which provide for the grant of incentive stock options to employees and non-

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statutory stock options, restricted stock purchase awards and stock bonuses to employees, directors and consultants. The terms of stock options granted under these plans generally may not exceed 10 years. Options granted under the incentive plans vest at the rate specified in each optionee's agreement, generally over three or four years. An aggregate of 6.2 million shares of common stock have been authorized for issuance under the various option plans. The Company also grants options outside of these plans.

On February 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards SFAS No. 123(R) “Share-Based Payments,” using the modified-prospective method. Under this transition method, compensation expense recognized subsequent to adoption includes: 1) compensation cost for all share-based payments granted prior to, but not yet vested as of adoption, based on values estimated in accordance with the original provisions of SFAS No. 123, and 2) compensation cost of all share-based payments granted subsequent to adoption, based on the grant-date fair values estimated in accordance with the provisions of SFAS No. 123(R). Consistent with the modified-prospective method, our results of operations for prior periods have not been restated.

Upon adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation expense from the multiple-option (i.e., accelerated) approach to the single-option (i.e., straight-line) method. Compensation expense for share-based awards granted through January 31, 2006 will continue to be subject to the accelerated or multiple-option method, while compensation expense for share-based awards granted on or after February 1, 2006 will be recognized using a straight-line, or single-option method. The Company recognizes these compensation costs over the service period of the award, which is generally the option vesting term of three or four years. In determining the fair value of options granted during the first quarter of fiscal 2008 the Company primarily used the Black-Scholes model and then used a binomial model for the calculation of stock-based compensation expense associated with the market triggered equity incentive grant made to the incoming CEO in December 2006. For the Black-Scholes and binomial model calculations, the Company assumed no dividends per year, weighted average expected lives of 4.20 years, expected volatility of 76.5%, and weighted average risk free interest rate of 4.66%.

For the quarter ended April 30, 2007, the Company recorded a total of $0.27 million in stock option expense related to stock options awarded after the adoption of SFAS No. 123(R) and for stock options which were not vested by the date of adoption of SFAS No. 123(R). Share-based compensation expense was allocated as follows for the three months ending April 30, 2007: (1) $0.06 million included in research and development expense; (2) $0.02 million in sales and marketing; and (3) $0.18 million in general and administrative expense. The Company granted 0.19 million stock options in the first quarter ended April 30, 2007.

The valuation methodologies and assumptions in estimating the fair value of stock options that were granted in the first quarter of fiscal 2008 were similar to those used in estimating the fair value of stock options granted in fiscal 2007. The Company uses historical volatility of Peerless' stock price as a basis to determine the expected volatility assumption to value stock options. The Company used its actual stock trading history over a period that approximates the expected term of its options. The expected dividend yield is based on Peerless' practice of not paying dividends. The risk-free rate of return is based on the yield of a U.S. Treasury instrument with terms approximating or equal to the expected life of the option. The expected life in years is based on historical actual stock option exercise experience.

The following represents option activity under the 1992 Stock Option Plan, 1996 Equity  Incentive Plan, 2005 Incentive Award Plan, as amended and restated, and certain employee options issued outside these plans for the quarter ended April 30, 2007: (shares and intrinsic value in thousands)

		Weighted	Weighted Average
		Average Exercise	Remaining Contractual	Aggregate
	Shares	Price	Term (Years)	Intrinsic Value
Beginning balance	4,184	$2.85
Granted	185	$2.39
Exercised	92	$1.45
Canceled or expired	77	$5.02
Ending Balance	4,200	$2.83	6.63	$4,903
Stock options exercisable at quarter-end	2,325	$2.72	4.59	$3,521

The weighted-average grant date fair value of the options granted during the quarter ended was $2.85. During the three months ended April 30, 2007, the total intrinsic value of stock options exercised was $0.11 million. Cash received from stock option exercises in the three months of quarter ended April 30, 2007 was $0.13 million. The excess tax benefit was negligible for quarter ended April 30, 2007. As of April 30, 2007, there was $2.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1992, 1996, and 2005 plans, and certain employee options issued outside these plans. That cost is expected to be recognized over a weighted-average period of 4.38 years.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CEO Incentive Stock Option Grant: In December 2006, the board of directors approved an equity incentive grant for the incoming CEO. The grant included options for 0.4 million shares which vest at certain market conditions. The first portion for 0.2 million shares vest upon the share closing price reaching $10 per share and staying at or above that price for 90 days or if there is a change in control (as defined), if the price is realized by the Company’s public stockholders is at or above the price hurdle. The second portion for 0.2 million shares vest upon the share closing price reaching $14 per share and staying at or above that price for 90 days or if there is a change in control, if the price realized by the Company’s public stockholders is at or above the price hurdle. In addition, to the 0.4 million price-contingent options, the board of directors approved an equity incentive grant of time-vested options for 0.6 million shares which vest over a four-year period, with 25% vesting on the first anniversary of employment, and with the remainder vesting in 36 equal monthly installments, subject to the CEO’s continued employment with the Company. These options were included in the table and disclosures above.

The Company’s valuations are based primarily upon the Black-Scholes valuation model and for options vesting at certain market conditions are based upon a binomial valuation model. These option valuation models were developed for use in estimating the fair value of traded-options, which have no vesting restrictions and are fully transferable negotiable in a free trading market. In addition, option valuation models require input of subjective assumptions, including the expected stock price volatility and expected life of the option. Because the Company’s stock options have characteristics significantly different from those of freely traded options, and changes in the subjective input assumptions can materially affect the Company’s fair value estimates of those options, in the Company’s opinion, existing valuation models are not reliable single measures and may misstate the fair value of the Company’s stock options. Because the Company stock options do not trade on a secondary exchange, recipients can receive no value nor derive any benefit from holding stock options under the plans without an increase, above the grant price, in the market price of the Company’s stock. Such an increase would benefit all stockholders commensurately.

5.	Concentration of Revenues:

During the first quarter of fiscal year 2008, four customers, Kyocera-Mita, Novell Incorporated, Seiko-Epson Corporation and TallyGenicom LP each generated greater than 10% of the revenues of the Company and collectively contributed 82% of such revenues. Block license revenues for the same time period were 26% of the revenues of the Company. During the first quarter of fiscal year 2007, two customers, Konica-Minolta and Kyocera-Mita each generated greater than 10% of the revenues of the Company and collectively contributed 71% of such revenues. Block license revenues for the same time period were 45% of the revenues of the Company. See “Note 8. Subsequent Events”

In 1999, we entered into a PostScript Software Development License and Sublicense Agreement with Adobe Systems Incorporated, referred to here as the Adobe License Agreement, which enables us to offer a convenient and optimized Adobe PostScript-enabled solution, as well as directly sublicense PostScript to our OEM customers. We have amended the Adobe License Agreement several times since 1999. The Adobe License Agreement, as amended, is scheduled to expire on December 31, 2007, referred to here as the Adobe Expiration Date. If we are unable to enter into a new licensing agreement with Adobe by the Adobe Expiration Date, or if we are unable to enter into an amendment extending the term of the Adobe License Agreement, we would lose the ability to sublicense Adobe PostScript.

 In fiscal 2005, 2006 and 2007, Adobe Postscript accounted directly or indirectly for 40%, 79% and 54% of our licensing revenues and corresponding percentage of product licensing expense of 73%, 90%, and 76%, respectively. A loss of our Adobe revenues could have a material adverse effect on our results of operations, business and future cash flows.

6.	Income Taxes:

On February 1, 2007, the Company adopted FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes -- an Interpretation of FASB Statement No. 109" (FIN 48) on February 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are to be recognized.

There was no cumulative effect of adopting FIN 48 to the February 1, 2007 retained earnings balance. On the date of adoption, the Company had $2.0 million of unrecognized tax benefits, none of which would reduce its effective tax rate if recognized.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Interest and penalties related to income tax liabilities will be included in pre-tax income. At February 1, 2007, the Company’s January 31, 2005 through January 31, 2007 tax returns remain open to examination by the tax authorities. However, the Company has consolidated or acquired Net Operating Losses (“NOL”) beginning in tax years January 31, 2004 which when utilized would cause the statute of limitations to remain open for the year in which the NOL was incurred.

During the quarters ended April 30, 2007 and 2006, the Company had minimal provision for income taxes as all taxable income is offset by the net operating loss carried forward.

We account for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income. A valuation allowance to reduce deferred tax assets is established when it is “more likely than not” that some or all of the deferred tax assets will not be realized. The Company has provided a full valuation allowance on its net deferred tax assets because of the uncertainty with respect to its ability to generate future taxable income to realize its deferred tax assets. With a change in management’s assessment of the uncertainty, the valuation allowance will be adjusted accordingly. We expect to continue to maintain a full valuation allowance on future tax benefits until an appropriate level of profitability is sustained, or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.

7.	New Accounting Standards

 On February 1, 2007, the Company adopted FIN 48, See Note 6 for further information.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, (SFAS 159). SFAS 159 has as its objective to reduce both complexity in accounting for financial instruments and volatility in earnings caused by measuring related assets and liabilities differently. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year, provided that the entity makes that choice in the first 120 days of that fiscal year. The Company is evaluating the impact, if any, that SFAS 159 may have on its consolidated financial statements.

8.	Subsequent Events

 On May 17, 2007, one of our third party software licensing vendors advised the Company that they were discussing the possibility of providing licensing and engineering services directly to one of Peerless’ customers. This customer has advised us that they will be doing less business with us going forward due to their ability to find more favorable pricing. In fiscal 2005, 2006 and 2007, the customer in question accounted for 12%, 10% and 4% of our revenues.

 On May 2, 2007, Pembridge Capital Management LLC, an equity firm announced that they had acquired a beneficial ownership interest in approximately 8.8% of the outstanding shares of the Company and was launching a proxy fight for control of the Company’s board of directors. On June 4, 2007, the Board of Directors and management entered into a settlement agreement with this dissident shareholder group, which includes Pembridge Capital Management LLC and certain affiliated parties.

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

Highlights

At the end of the fourth quarter of fiscal 2007, we experienced a downturn in revenue due to lower demand for our core technologies. Consolidated revenues for the first quarter of fiscal year 2008 were $4.7 million, a 46% decrease from the first quarter of fiscal 2007 and a 54% decrease from the fourth quarter of fiscal 2007. The decrease in revenues was primarily attributable to lower product licensing revenues in the first quarter of fiscal year 2008 compared to prior periods, due to decreased sales of block licenses.

Engineering services and maintenance contract backlog at April 30, 2007 was approximately $0.3 million; this compares to $0.6 million as of January 31, 2007. The contract backlog at April 30, 2007 does not include additional incentive bonus amounts expected under the Kyocera Mita MOU. On April 17, 2007, the Company and Kyocera Mita Corporation (“Kyocera”) entered into a Master Development Agreement, a Licensed Software Addendum, and a Master Maintenance and Support Agreement, all effective as of February 1, 2005, the date of the MOU (the “Definitive Agreements”). These Definitive Agreements supplement and clarify but generally do not supersede the binding MOU made by the parties as of February 1, 2005. The Definitive Agreements provide additional specifications relating to the development of Kyocera’s products by Peerless, establish the terms and the fees associated with the licensing of Peerless’ products, and specify Peerless’ maintenance obligations with respect to its products. The Definitive Agreements will be filed as exhibits to this Form 10-Q, with portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment. The Company and Kyocera-Mita have agreed that the engineering services portion of the MOU will not be extended beyond the current expiration date of January 31, 2008, without a negotiation of the number of engineers required, future services and deliverables of the agreement, and the fees and incentive bonuses, if any, to be earned. The Company continues to negotiate an extension for the engineering services portion of the MOU and Definitive Agreements with terms and service levels acceptable to both parties. The engineering services, licensing and maintenance revenue from the MOU and Definitive Agreements are material to the Company’s business. If the Company experiences an extended delay in the signing of a renewal of this agreement or the Company is unable to come to agreement with Kyocera-Mita on terms and conditions that are acceptable to both parties; this could have a material adverse effect on the business, results of operations and prospects for the future.

For the quarter ended April 30, 2007, the Company recognized revenues of approximately $2.2 million on the MOU, including $0.3 million for an incentive bonus for performance during the first quarter of fiscal year 2008.

 Despite a lackluster performance the quarter came in on plan, however we are increasingly concerned by changes taking place in our industry and the impact they are having on our current and anticipated revenue streams.

•
We are overly reliant on block license revenue, which is coming from a highly concentrated base of OEM customers. See “Risk Factors - We rely on relationships with certain customers and any adverse change in those relationships will harm our business.”

•
Increasingly intense competition within our end markets is applying significant downward pricing pressure on the overall office workgroup imaging space, and by extension, on our core intellectual properties and on our third party license revenue sharing agreements. As previously disclosed, our agreement with Adobe terminates on December 31, 2007, and while we are currently negotiating an extension to this strategic relationship, there can be no assurance that we will be successful.

•
We, as well as our OEM customers and third party technology suppliers face increasingly intense competition within our industry, which is applying significant downward pricing pressure on products and services. As a result, our OEM customers and third party technology suppliers continue to seek lower cost alternatives for their engineering needs. Some of our OEM customers and third party technology suppliers, including Adobe, have developed extensive offshore operations in countries such as India, that are capable of delivering lower cost solutions than we are able to deliver as of today. The ability of our OEM customers and third party technology suppliers to provide the same services at a lower cost may result in them no longer needing our services, as well as being in direct competition with us by providing the same services at a lower cost to our other customers. This may result in us losing some of our customers and may have a material adverse effect on our business, results of operations and future cash flows. See “Note 8. Subsequent Events and Note 5. Concentration of Revenues” See “Risk Factors - We rely on relationships with Adobe Systems Incorporated and Novell Inc., and any adverse change in those relationships will harm our business.” See “Risk Factor - We rely on relationships with certain customers and any adverse change in those relationships will harm our business.”

•
Limited initial traction for our standalone color technologies necessitates continued modification of our business plan including an aggressive pursuit of new opportunities for diversified growth and profitability. Without new revenue opportunities, top-line performance is projected to continue to decline for several years.

Research and development expenses, which were cut by a million dollars compared with last year’s first quarter, were $1.1 million, or 24.2% of revenue, versus $2.1 million, or 23.4% of revenue, in the first quarter last year, and $1.2 million, or 14.2% of revenue, in the 2007 fiscal fourth quarter. The year-over-year decline in R&D expenses resulted primarily from a reduction in workforce. Sales and marketing expenses were $0.6 million, or 12.8% of revenue, versus $0.8 million, or 9.0% of revenue, in last year’s first quarter, and $0.7 million, or 8.2% of revenue, in the fourth fiscal quarter.

We have experienced two consecutive profitable fiscal years, 2007 and 2006. Prior to 2006 we were unprofitable in four of the previous five fiscal years. There are many risks and uncertainties that may impact our performance and there can be no assurances that we will continue to be profitable at any time in the future.

We have designed a diversification strategy to reduce our exposure within a segment of our industry that we believe offers only limited opportunity. Our intent is to acquire or invest in existing, well-run enterprises in ancillary markets, and we have narrowed the universe of opportunities we are pursuing. No agreement has been entered into with any third party.

It is our expectation, that this strategy of maximizing Peerless’ strength in the traditional core areas of imaging, Adobe PostScript™, networking and hardware IP while focusing on our two new initiatives, the solution software application area and the all-in-one, or AIO, marketplace will strengthen our revenue streams and help achieve long term earnings growth. Our inability to implement our strategic plan, develop and offer products, and manage expansion in the aforementioned marketplaces, as well as the declining sales trend of our existing licenses, downward price pressure on our existing technologies, uncertainty surrounding third party license revenue sharing agreements, downward price pressure on OEM products and the anticipated consolidation of the number of OEMs in the marketplace, may have a material adverse effect on our business and financial results. See, “Risk Factors.”

On May 2, 2007, Pembridge Capital Management LLC, an private equity firm announced that they had acquired a beneficial ownership interest in approximately 8.8% of the outstanding shares of the Company and was launching a proxy fight for control of the Company’s board of directors. We have focused on minimizing the impact of this proxy contest. On June 4, 2007, the board of directors and management entered into a settlement agreement with this dissident shareholder group, which includes Pembridge Capital Management LLC and certain of its affiliated parties, a copy of which is filed as an exhibit to our Current Report on Form 8K filed with the Securities and Exchange Commission on June 6, 2007. See “Risk Factor - A change in our Board of Directors may change the direction of our strategic initiatives.”

General

We generate revenue from our OEMs through the sale of imaging solutions in either turnkey or software development kit, or SDK, form. Historically, demand by original equipment manufacturers, or OEMs, for turnkey solutions had exceeded demand for SDK solutions. However, beginning in fiscal year 2000, we experienced a shift in demand away from turnkey solutions towards demand for SDKs, particularly for our mature monochrome solutions. We have attempted to expand our high performance color solutions by incorporating our networking technologies and related imaging technologies licensed from third parties. This effort has achieved only limited initial success.

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

Revenue received for block licenses is recognized in accordance with SOP 97-2, which requires that revenue be recognized after the following conditions have been met: (1) Delivery has occurred;(2) Fees have been determined and are fixed; (3) Collection of fees is probable; and (4) and evidence of an arrangement exists. For block licenses that have a significant portion of the payments due within twelve months, revenue is generally recognized at the time the block license becomes effective assuming all other revenue recognition criteria have been met. See “Risk Factors - Our licensing revenue is subject to significant fluctuations.”

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

Our technology has addressed the worldwide market for monochrome printers (21-69 pages per minute) and multifunction printers (“MFP”) (21-110 pages per minute). This market has been consolidating, and the demand for the monochrome technology and products offered by us declined throughout fiscal year 2007 and first quarter of fiscal year 2008.

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

In response to our concern that the demand for our core monochrome offerings may decline and that we may continue to meet sales resistance from our customers, we have developed and commercialized high performance color imaging and printing technologies and a new and open architecture. We believe that our products or technology components based on the Peerless high performance color architecture address key growth areas in the imaging market including: increased demand for color imaging, the emergence of AIOs and continued demand for faster low cost monochrome printing solutions.

In addition, as a result of the complexities of the imaging industry, we continue to explore opportunities to enhance shareholder value, including aggressive marketing of our new technologies, developing new market opportunities, raising additional capital and evaluating potential merger and acquisition candidates.

As a result of potential decline of OEM revenue and uncertainty of future engineering services contracts of significant size the Company intends to diversify its business to better ensure growth and profitability. The Company intends to maximize its strength in the following core areas: imaging; Adobe PostScript™; networking; and hardware intellectual property. The strategy is to leverage our core technologies into the rapidly growing all-in-one product market which we believe may result in additional sales opportunities or business relationships. In addition, the short term focus is on the solution software application area that would be attractive primarily, but not exclusively, to our existing customer base. The Company plans to acquire or invest in existing enterprises to accomplish this goal. While the Company has begun research and investigation, no agreement has been entered into with any third party.

Liquidity and Capital Resources

Compared to January 31, 2007, total assets at April 30, 2007 decreased 6% to $22.2 million and stockholders’ equity decreased 3% to $15.8 million, primarily the result of the net loss. The Company’s cash and investment portfolio at April 30, 2007 was $17.2 million, an increase of 5% from $16.4 million as of January 31, 2007, and the ratio of current assets to current liabilities was 3.6:1, which is an increase from the 3.1:1 ratio as of January 31, 2007. The increase was primarily the result of the decrease in accrued product licensing costs in the first quarter. The Company’s operations provided $1.0 million in cash during the three months ended April 30, 2007, compared to $0.7 million in cash provided by operations during the quarter ended April 30, 2006.

During the three months ended April 30, 2007, $0.3 million in cash was used by the Company’s investing activities. The Company has not historically purchased, nor does it expect to purchase in the future, derivative instruments or enter into hedging transactions. During the three months ended April 30, 2007 and 2006, the Company invested $0.1 million in property, equipment and leasehold improvements.

At April 30, 2007, the Company’s principal source of liquidity, cash and cash equivalents was $17.2 million; an increase of $0.8 million from January 31, 2007. Peerless does not have a credit facility. The Company may require additional long-term capital to finance working capital requirements. See “Risk Factor - Our existing capital resources may not be sufficient and if we are unable to raise additional capital, our business may suffer.”

On March 1, 2005, the Company entered into a binding memorandum of understanding (“MOU”) with Kyocera-Mita Corporation (“Kyocera-Mita”) to provide a range of non-exclusive engineering services and product development services. Pursuant to the MOU, Kyocera-Mita has agreed to pay the Company an aggregate of $24.0 million, which will be paid in $2.0 million quarterly payments over the initial three-year term of the MOU. On April 17, 2007, the Company and Kyocera Mita entered into a Master Development Agreement, a Licensed Software Addendum, and a Master Maintenance and Support Agreement (the “Definitive Agreements”). These Definitive Agreements supplement and clarify but generally do not supersede the binding MOU made by the parties as of February 1, 2005. The Definitive Agreements provide additional specifications relating to the development of Kyocera’s products by Peerless, establish the terms and the fees associated with the licensing of Peerless’ products, and specify Peerless’ maintenance obligations with respect to its products. The Definitive Agreements are filed as exhibits to this Form 10-Q, for the first quarter ended April 30, 2007, with portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment. The Company and Kyocera-Mita have agreed that the engineering services portion of the MOU will not be extended beyond the current expiration date of January 31, 2008, without negotiation of the number of engineers required, future services and deliverables of the agreement, and the fees and incentive bonuses, if any, to be earned. The Company continues to negotiate an extension for the engineering services portion of the MOU and Definitive Agreements with terms and service levels acceptable to both parties. The engineering services, licensing and maintenance revenue from the MOU and Definitive Agreements are material to the Company’s business. If the Company experiences an extended delay in the signing of a renewal of this agreement or the Company is unable to come to agreement with Kyocera-Mita on terms and conditions that are acceptable to both parties; this could have a material adverse effect on the business, results of operations and prospects for the future.

In 1999, we entered into a PostScript Software Development License and Sublicense Agreement with Adobe Systems Incorporated, referred to here as the Adobe License Agreement, which enables us to offer a convenient and optimized Adobe PostScript-enabled solution, as well as directly sublicense PostScript to our OEM customers. We have amended the Adobe License Agreement several times since 1999. The Adobe License Agreement, as amended, is scheduled to expire on December 31, 2007, referred to here as the Adobe Expiration Date. If we are unable to enter into a new licensing agreement with Adobe by the Adobe Expiration Date, or if we are unable to enter into an amendment extending the term of the Adobe License Agreement, we would lose the ability to sublicense Adobe PostScript. See “Risk Factors - Our current licensing agreement with Adobe Systems Incorporated expires December 31, 2007, and if we do not enter into an amendment to extend the Adobe License Agreement, or enter into a new Adobe licensing agreement before such expiration date, this will have a material adverse effect on our operating results.”

 We, as well as our OEM customers and third party technology suppliers face increasingly intense competition within our industry, which is applying significant downward pricing pressure on products and services. As a result, our OEM customers and third party technology suppliers continue to seek lower cost alternatives for their engineering needs. Some of our OEM customers and third party technology suppliers, including Adobe, have developed extensive offshore operations in countries such as India, that are capable of delivering lower cost solutions than we are able to deliver as of today. The ability of our OEM customers and third party technology suppliers to provide the same services at a lower cost may result in them no longer needing our services, as well as being in direct competition with us by providing the same services at a lower cost to our other customers. This may result in us losing some of our customers and may have a material adverse effect on our business, results of operations and future cash flows. See “Item 1. Financial Statements - Note 8. Subsequent Events and Note 5. Concentration of Revenue” See “Risk Factors - We rely on relationships with Adobe Systems Incorporated and Novell Inc., and any adverse change in those relationships will harm our business.” and “Risk Factor - We rely on relationships with certain customers and any adverse change in those relationships will harm our business.”

If we are unable to enter into a new licensing agreement with Adobe by the Adobe Expiration Date, or if we are unable to enter into an amendment extending the term of the Adobe License Agreement, we would lose the ability to sublicense Adobe PostScript and this would negatively impact our ability to earn future sublicensing revenue. This will adversely affect our financial condition and results of operations. See “Risk Factors - Our current licensing agreement with Adobe Systems Incorporated expires December 31, 2007, and if we do not enter into an amendment to extend the Adobe License Agreement, or enter into a new Adobe licensing agreement before such expiration date, this may have a material adverse effect on our operating results.

If we do not generate anticipated cash flow from licensing and services, or if expenditures are greater than expected, we most likely will reduce discretionary spending, which could require a delay, scaling back or elimination of some or all of our development efforts, any of which could have a material adverse effect on our business, results of operations and prospects. Furthermore, if we do not experience positive cash flows as is anticipated, and we are unable to increase revenues or cut costs so that revenues generated from operating activities are sufficient to meet our obligations, we will be required to obtain additional capital from other sources, such as issuances of debt or equity securities, bank financing. The Company may not be able to obtain additional capital on commercially reasonable terms or at all which could have a material adverse effect on our operations, liquidity and financial condition, our prospects, and the scope of strategic alternatives and initiatives available to us.

Declining sales trend and downward price pressure on our existing technologies, uncertainties surrounding our third party license revenue sharing agreements and an anticipated consolidation of the number of OEMs in the marketplace have resulted in a decline in our operating revenues in the first quarter of fiscal 2008. The Company has begun to scale back its operations to better match the currently projected cash flows anticipated from the Definitive Agreements, licensing agreements with other large customers and our third party license revenue sharing agreements. Any significant change in cash projections may require further scaling of our operations. The Company currently does not have a credit facility. Long term, the Company may face significant risks associated with the successful execution of its business strategy. If the Company is not successful in generating sufficient cash flow from operations, it may need to raise additional capital through public or private financing, strategic relationships, or other arrangements in order to develop new or enhance existing services or products, and to respond to competitive pressures or to acquire complementary services, businesses, or technologies. Under such circumstances, there is doubt as to whether we would be able to obtain additional capital on acceptable terms or at all. The inability to obtain such resources would have a material adverse effect on the Company, its operations, liquidity and financial condition, its prospects and the scope of strategic alternatives and initiatives available to the Company.

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

We account for our software revenues in accordance with Statement of Position, or SOP, 97-2, “Software Revenue Recognition” as amended by SOP 98-9, EITF 00-21, “Revenue Arrangements with Multiple Deliverables” and Staff Accounting Bulletin No. 104, “Revenue Recognition”. Over the past several years, we entered into block license agreements that represent unit licenses for products that will be licensed over a period of time. In accordance with SOP 97-2, revenue is recognized when the following attributes have been met: (1) an agreement exists between us and the OEM selling product utilizing our intellectual property and/or a third party’s intellectual property for which we are an authorized licensor, (2) delivery and acceptance of the intellectual property has occurred, (3) the fees associated with the sale are fixed and determinable and (4) collection of the fees are probable. Under our accounting policies, fees are fixed and determinable if 90% of the fees are to be collected within a twelve-month period, in accordance with SOP 97-2. If more than 10% of the payments of fees extend beyond a twelve-month period, they are recognized as revenues when they are due for payment, in accordance with SOP 97-2. As of April 30, 2007, we had $0.2 million in revenues to be recognized in future periods resulting from extended payment terms.

For fees on multiple element arrangements, values are allocated among the elements based on vendor specific objective evidence of fair value, or VSOE. We generally establish VSOE based upon the price charged when the same elements are sold separately. When VSOE exists for all undelivered elements, but not for the delivered elements, revenue is recognized using the “residual method” as prescribed by Statement of Position 98-9. If VSOE does not exist for the undelivered elements, all revenue for the arrangement is deferred until the earlier of the point at which such VSOE does exist for the undelivered elements or all elements of the arrangement have been delivered.

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

The Company provides an accrual for estimated product licensing costs owed to third party vendors whose technology is included in the products sold by the Company. The accrual is impacted by estimates of the mix of products shipped under certain of the Company’s block license agreements. The estimates are based on historical data and available information as provided by the Company’s customers concerning projected shipments. Should actual shipments under these agreements vary from these estimates, adjustments to the estimated accruals for product licensing costs may be required. Except for the change in estimate previously reported and recorded during the third quarter of fiscal 2007, actual results have historically been consistent with management’s estimates.

On February 1, 2007, the Company adopted FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes -- an Interpretation of FASB Statement No. 109" (FIN 48) on February 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are to be recognized.

We account for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income. A valuation allowance to reduce deferred tax assets is established when it is “more likely than not” that some or all of the deferred tax assets will not be realized. The Company has provided a full valuation allowance on its net deferred tax assets because of the uncertainty with respect to its ability to generate future taxable income to realize its deferred tax assets. With a change in management’s assessment of the uncertainty, the valuation allowance will be adjusted accordingly. We expect to continue to maintain a full valuation allowance on future tax benefits until an appropriate level of profitability is sustained, or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.

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

Our recurring product licensing revenues are dependent, in part, on the timing and accuracy of product sales reports received from our OEM customers. These reports are provided only on a calendar quarter basis and, in any event, are subject to delay and potential revision by the OEM. Therefore, we are required to estimate all of the recurring product licensing revenues for the last month of each fiscal quarter and to further estimate all of our quarterly revenues from an OEM when the report from such OEM is not received in a timely manner. In the event we are unable to estimate such revenues accurately prior to reporting financial results, we may be required to adjust revenues in subsequent periods. For the first quarter ended April 30, 2007 revenues subject to such estimates were minimal. Actual results have historically been consistent with management’s estimates.

Results of Operations

Comparison of Quarters Ended April 30, 2007 and 2006

	Percentage of		Percentage
	Total Revenues		Change
	Three Months		Three Months
	Ended		Ended
	April 30,		April 30,
	2007	2006	2007 vs. 2006
Statements of Operations Data:
Revenues:
Product licensing	44%	63%	(62)%
Engineering services and maintenance	56	33	(10)
Hardware sales	—	4	(100)
Total revenues	100	100	(46)
Cost of revenues:
Product licensing	16	6	(52)
Engineering services and maintenance	38	22	(9)
Hardware sales	—	2	(100)
Total cost of revenues	54	30	(3)
Gross margin	46	70	(64)
Operating expenses:
Research and development	24	23	(44)
Sales and marketing	13	9	(24)
General and administrative	32	16	8
Total operating expenses	69	48	(23)
Income (loss) from operations	(22)	22	(154)
Other income (expense), net	5	1	98
Income (loss) before income taxes	(17)	23	(140)
Provision for income taxes	—	—	(80)
Net income (loss)	(17)%	23%	(141)%

Net Income

Our net loss in the first quarter of fiscal year 2008 was $0.8 million, or $0.05 per basic share and $0.05 per diluted share, compared to a net income of $2.0 million, or $0.12 per basis share and $0.11 per diluted share, in the first quarter of fiscal year 2007.

Revenues

Consolidated revenues were $4.7 million for the first quarter of fiscal year 2008, compared to $8.8 million for the first quarter of fiscal year 2007. Licensing revenues decreased $3.4 million in the first quarter of fiscal year 2008 due primarily to a decrease in block licensing revenue resulting from a decline in the demand for our technologies and services. Engineering services and maintenance revenues decreased $0.3 million, primarily as a result of increased competition for business on a global basis. Hardware sales decreased $0.3 million as a result of the discontinuation of sales of the Everest Controllers as well as a decrease in ASIC sales.

Cost of Revenues

Total cost of revenues was $2.5 million in the first quarter of fiscal year 2008, compared to $2.6 million in the first quarter of fiscal year 2007. Product licensing costs increased $0.3 million in the period as a result of a higher level of third party intellectual property contained in the licenses entered into during the first quarter of this fiscal year. This resulted in a corresponding increase in the percentage of product liability expense to licensing revenue being incurred. Engineering services and maintenance costs in the first quarter of fiscal year 2008 were comparable to those in the first quarter of fiscal 2007.

Gross Margin

Our gross margin decreased to 46% in the first quarter of fiscal year 2008 compared with 70% in the first quarter of fiscal year 2007. The decrease in fiscal year 2008 was due primarily to the higher level of third party IP which results in a lower gross margin to us and a corresponding increase in the percentage of product liability expense to licensing revenue being incurred.

Operating Expenses

Total operating expenses for the first quarter of fiscal year 2008 decreased 23% to $3.3 million, compared with $4.2 million for the same period one year ago.

•
Research and development expenses decreased 44% to $1.1 million in the first quarter of fiscal year 2008 from $2.1 million in the comparable quarter of fiscal year 2007. The cancellation of the development efforts associated with the System on a Chip (SoC) and the decrease in staffing that has occurred over the last fiscal year as well as a result of the reduction in workforce that took place in the fourth quarter of 2007 are the primary reasons for decline in research and development expense.

•
Sales and marketing expenses decreased 24% to $0.6 million in the first quarter of fiscal year 2008 from $0.8 million in the comparable quarter of fiscal year 2007. The decrease during the current fiscal year was the result of lower sales bonuses and commissions which are now focused on rewarding the sale of new technologies on new devices. There was also a reduction in travel expense from first quarter fiscal 2007 to first quarter fiscal 2008 due primarily to the timing of scheduled international travel from one year to the next. Offsetting the decrease was the staffing increase of two in our Japan office to enhance our capabilities in working with our customers in Japan to identify and satisfy their needs.

•
General and administrative expenses increased 8% to $1.5 million in the first quarter of fiscal year 2008 from $1.4 million in the comparable quarter of fiscal year 2007. Costs in the first quarter of fiscal year 2008 were higher as a result of professional services associated with our efforts to comply with Section 404 of the Sarbanes-Oxley Act.

Income Taxes

Our tax provision is currently based primarily on the alternative minimum tax. We have net operating loss carry-forwards and tax credits sufficient to offset profits, which has minimized our income tax expense. We have provided a valuation allowance on our net deferred tax assets because of the uncertainty with respect to our ability to generate future taxable income to realize our deferred tax assets. See “Item 1. Financial Statements - Note 6. Income Taxes”.

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

A change in our Board of Directors may change the direction of our strategic initiatives.

On June 4, 2007, the Board of Directors and management entered into a settlement agreement with a dissident shareholder group, Pembridge Capital Management, LLC and certain of its affiliated parties, a copy of which is filed as an exhibit to our Current Report on Form 8K filed with the Securities and Exchange Commission on June 6, 2007. Pursuant to the terms of the settlement agreement, Mr. Timothy E. Brog, the sole manager of Pembridge Capital Management, LLC has been added to the Board‘s slate of nominees for election to a one-year term at the Company’s annual meeting of stockholders to be held on July 9, 2007. Promptly following the annual meeting, the Nominating and Corporate Governance Committee of the Board will use all commercially reasonable efforts to identify, as soon as reasonably practicable and no later than October 31, 2007, two candidates for recommendation to the Board, each of whom is “independent” as defined in Nasdaq Marketplace Rule 4200(a)(15). If appointed to the Board of Directors, these directors may change the direction of the current strategic initiatives of the Company.

We have a history of losses.

Although we were profitable in fiscal years 2007 and 2006, we had been unprofitable in four of the previous five fiscal years. There is no assurance that we will continue to be profitable at any time in the future.

If the Company and Kyocera-Mita do not extend beyond January 31, 2008, the current engineering service agreement beyond January 31, 2008, the Company’s cash flows may be materially and adversely affected.

On March 1, 2005, the Company entered into a binding memorandum of understanding (“MOU”) with Kyocera-Mita Corporation (“Kyocera-Mita”) to provide a range of non-exclusive engineering services and product development services. Pursuant to the MOU, Kyocera-Mita has agreed to pay the Company an aggregate of $24.0 million, which will be paid in $2.0 million quarterly payments over the initial three-year term of the MOU. On April 17, 2007, the Company and Kyocera Mita entered into a Master Development Agreement, a Licensed Software Addendum, and a Master Maintenance and Support Agreement (the “Definitive Agreements”). These Definitive Agreements supplement and clarify but generally do not supersede the binding MOU made by the parties as of February 1, 2005. The Definitive Agreements provide additional specifications relating to the development of Kyocera’s products by Peerless, establish the terms and the fees associated with the licensing of Peerless’ products, and specify Peerless’ maintenance obligations with respect to its products. The Definitive Agreements are filed as exhibits to this Form 10-Q, for the first quarter ended April 30, 2007, with portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment. The Company and Kyocera-Mita have agreed that the engineering services portion of the MOU will not be extended beyond the current expiration date of January 31, 2008, without negotiation of the number of engineers required, future services and deliverables of the agreement, and the fees and incentive bonuses, if any, to be earned. The Company continues to negotiate an extension for the engineering services portion of the MOU and Definitive Agreements with terms and service levels acceptable to both parties. The engineering services, licensing and maintenance revenue from the MOU and Definitive Agreements are material to the Company’s business. If the Company experiences an extended delay in the signing of a renewal of this agreement or the Company is unable to come to agreement with Kyocera-Mita on terms and conditions that are acceptable to both parties; this could have a material adverse effect on the business, results of operations and prospects for the future.

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

In 1999, we entered into a PostScript Software Development License and Sublicense Agreement with Adobe Systems Incorporated, referred to here as the Adobe License Agreement, which enables us to offer a convenient and optimized Adobe PostScript-enabled solution, as well as directly sublicense PostScript to our OEM customers. We have amended the Adobe License Agreement several times since 1999. The Adobe License Agreement, as amended, is scheduled to expire on December 31, 2007, referred to here as the Adobe Expiration Date. If we are unable to enter into a new licensing agreement with Adobe by the Adobe Expiration Date, or if we are unable to enter into an amendment extending the term of the Adobe License Agreement, we would lose the ability to sublicense Adobe PostScript.

 If we are unable to enter into a new licensing agreement with Adobe by the Adobe Expiration Date, or if we are unable to enter into an amendment extending the term of the Adobe License Agreement, we would lose the ability to sublicense Adobe PostScript and this would negatively impact our ability to earn future sublicensing revenue. In fiscal 2005, 2006 and 2007, Adobe Postscript accounted directly and indirectly for 40%, 79% and 54% of our licensing revenues and corresponding percentage of product licensing expense of 73%, 90% and 76%, respectively. A loss of our Adobe revenues could have a material adverse effect on our results of operations, business and future cash flows. See “Note 8 Subsequent Events and Note 5 Concentration of Revenue” See “Risk Factors - We rely on relationships with Adobe Systems Incorporated and Novell Inc., and any adverse change in those relationships will harm our business”. See “Risk Factor - We rely on relationships with certain customers and any adverse change in those relationships will harm our business”.

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

We currently rely upon our OEM block license agreements to maintain our current revenue levels. If we were unable to continue to recognize revenue upon the execution of some of our block license agreements there may be an immediate and significant drop in the amount of revenue being reported as earned in the short-term and this may have a material adverse effect on our business, results of operations and prospects. See “Risk Factor - We rely on relationships with Adobe Systems Incorporated and Novell Inc., and any adverse change in those relationships will harm our business”.

During the first quarter of fiscal year 2008, four customers, Kyocera-Mita Corporation, Novell Incorporated, TallyGenicom LP, and Seiko Epson Corporation each generated greater than 10% of our revenues, and collectively contributed 82% of revenues. Seiko Epson advised us that they will be doing less business with us going forward due to their ability to find more favorable pricing. In fiscal 2005, 2006 and 2007, Seiko Epson Corporation accounted for 12%, 10% and 4% of our revenues. Block license revenues during the same period were $1.2 million, or 26% of revenues. During the first quarter of fiscal year 2007, two customers, Kyocera-Mita Corporation and Panasonic Communications Company each generated greater than 10% of our revenues, and collectively contributed 71% of revenues. Block license revenues during the same period were $4.0 million, or 45% of revenues.

We, as well as our OEM customers and third party technology suppliers face increasingly intense competition within our industry, which is applying significant downward pricing pressure on products and services. As a result, our OEM customers and third party technology suppliers continue to seek lower cost alternatives for their engineering needs. Some of our OEM customers and third party technology suppliers, including Adobe, have developed extensive offshore operations in countries such as India, that are capable of delivering lower cost solutions than we are able to deliver as of today. The ability of our OEM customers and third party technology suppliers to provide the same services at a lower cost may result in them no longer needing our services, as well as being in direct competition with us by providing the same services at a lower cost to our other customers. This may result in us losing some of our customers and may have a material adverse effect on our business, results of operations and future cash flows. See “Item 1. Financial Statements - Note 8. Subsequent Events and Item 1 Financial Statements - Note 5. Concentration of Revenue”.

Our existing capital resources may not be sufficient and if we are unable to raise additional capital, our business may suffer.

Our principal source of liquidity is our cash and cash equivalents, which, as of April 30, 2007 were approximately $17.2 million in the aggregate. The current ratio of current assets to current liabilities was 3.6:1. For the fiscal quarter ended April 30, 2007, our operations provided $0.8 million in cash. The long-term liquidity of the Company is dependent on the MOU and Definitive Agreements with Kyocera-Mita Corporation. The Company and Kyocera-Mita have agreed that the engineering services portion of the MOU will not be extended beyond January 31, 2008, without a renegotiation of the number of engineers required, future services and deliverables of the agreement, the fees and incentive bonuses, if any, to be earned. If we experience an extended delay in the signing of a renewal agreement or the Company is unable to come to agreement with Kyocera-Mita on terms and conditions that are acceptable to both parties; this could have a material adverse effect on the Company’s liquidity and cash flows. See “- If the Company and Kyocera-Mita do not extend the current engineering service agreement beyond January 31, 2008, the Company’s cash flows may be materially and adversely affected. Further, the Adobe License Agreement is scheduled to expire on December 31, 2007. If we are unable to enter into a new licensing agreement with Adobe by December 31, 2007, or if we are unable to enter into a new licensing agreement with Adobe by December 31, 2007, we would lose the ability to sublicense Adobe Postscript. See “Item 1. Financial Statements - Note 8. Subsequent Events and Item 1. Financial Statements - Note 5. Concentration of Revenue.” See “- We rely on relationships with Adobe Systems Incorporated and Novell Inc., and any adverse change in those relationships will harm our business.” “- We rely on relationships with certain customers and any adverse change in those relationships will harm our will harm our business.” and “Our current licensing agreement with Adobe Systems Incorporated expires in December 31, 2007, and if we do not enter into an amendment to extend the Adobe Licensing Agreement, or enter into a new Adobe licensing agreement before such expiration date, this may have a material adverse effect on our operating results.”

If we do not generate anticipated cash flow from licensing and services, or if expenditures are greater than expected, we most likely will reduce discretionary spending, which could require a delay, scaling back or elimination of some or all of our development efforts, any of which could have a material adverse effect on our business, results of operations and prospects. Furthermore, if we do not experience positive cash flows as is anticipated, and we are unable to increase revenues or cut costs so that revenues generated from operating activities are sufficient to meet our obligations, we will be required to obtain additional capital from other sources, such as issuances of debt or equity securities, bank financing. The Company may not be able to obtain additional capital on acceptable terms or at all which could have a material adverse effect on our operations, liquidity and financial condition, our prospects, and the scope of strategic alternatives and initiatives available to us.

We rely on relationships with Adobe Systems Incorporated and Novell Inc., and any adverse change in those relationships will harm our business.

We have licensing agreements with Adobe Systems Incorporated and Novell Inc. to bundle and sublicense their licensed products with our licensed software. These relationships accounted for $2.1 million in revenues and an associated $0.7 million in cost of revenues during the first quarter of fiscal year 2008. Should the agreements with either of these vendors be terminated or canceled, there is no assurance that we could replace that source of revenue within a short period of time, if at all. Such an event would have a material adverse effect on our operating results. See “Item 1. Financial Statements - Note 8 Subsequent Events and Note 5 Concentration of Revenue” See “ - Our current licensing agreement with Adobe Systems Incorporated expires in December 31, 2007, and if we do not enter into an amendment to extend the Adobe License Agreement, or enter into a new Adobe licensing agreement before such expiration date, this may have a material adverse effect on our operating results.”

We have negotiated with Adobe Systems Incorporated and Canon Inc. to remedy a contract dispute, which, if not remedied, could result in the loss of the Adobe agreement and could harm our business.

We have negotiated with Canon Inc. regarding the PostScript sublicense agreement between us and Canon executed as of April 1, 2001. The sublicense did not include several terms required to be included in all OEM sublicenses by our license with Adobe. Although Adobe has indicated to us that it has no current intention to pursue claims for alleged breach of the Adobe Peerless PostScript Sublicensing Agreement, Adobe has not agreed to waive the requirement that the missing terms be included in the Canon sublicense. To date, we have been unable to amend the Canon sublicense in a manner acceptable to both Canon and Adobe. Furthermore, there is no assurance that we will be able to resolve the issues in a manner acceptable to both Adobe and Canon. Thus, Adobe may exercise its right to terminate its license agreement with us and take other legal action against us, if it so chooses. Termination of the Adobe agreement would have a material adverse effect on our future operating results. Approximately 34% of our revenue for the three months ended April 30, 2007 and approximately 18% of Peerless’ revenue for the three months ended April 30, 2006 were derived from its licensing arrangement with Adobe Systems Incorporated. See “ - We rely on relationships with Adobe Systems Incorporated and Novell Inc., and any adverse change in those relationships will harm our business.” “- Our current licensing agreement with Adobe Systems Incorporated expires December 31, 2007, and if we do not enter into an amendment to extend the Adobe Licensing Agreement, or enter into a new Adobe licensing agreement before such expiration date, this may have a material adverse effect on our operating results.” and “- We rely on relationships with Adobe Incorporated and Novell Inc., and any adverse change in those relationships will harm our business”.
If we are not in compliance with our licensing agreements, we may lose our rights to sublicense technology; our competitors are aggressively pursuing the sale of licensed third party technology.

We currently sublicense third party technologies to our OEM customers, which sublicenses accounted for $15.2 and $17.7 in licensing revenue in fiscal 2007 and 2006, respectively. Such sublicense agreements are non-exclusive. If Peerless is determined not to be in compliance with agreements between us and our licensors, we may forfeit our right to sublicense these technologies. Likewise, if such sublicense agreements expired, we would lose our right to sublicense the affected technologies. Additionally, the licensing of these technologies has become very competitive, with competitors possessing substantially greater financial and technical resources and market penetration than us. As competitors are pursuing aggressive strategies to obtain similar rights as held by us to sublicense these third party technologies, there is no assurance that we can remain competitive in the marketplace if one or more competitors are successful. See, “- We have negotiated with Adobe Systems Incorporated and Canon, Inc. to remedy a contract dispute, which, if not remedied, could result in the loss of the Adobe agreement and harm our business.” and “We rely on relationships with certain customers and any adverse change in those relationships will harm our business.”

The uncertainty as to the introduction and success of the Kyocera-Mita products could materially and adversely affect our results of operations.

The uncertainty as to the introduction and success of the Kyocera-Mita products, coupled with a static to declining sales trend of our existing licenses for next year, downward price pressure on our existing technologies, uncertainty surrounding third-party license revenue sharing agreements, downward price pressure on OEM products and an anticipated consolidation of the number of OEMs in the marketplace will result in a decline in our operating revenues in the first half of fiscal year 2008. Delays in the introduction and success of the Kyocera-Mita products could materially and adversely affect our results of operations.

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

We continue to explore opportunities to develop or acquire ancillary products different from our core technology, such as software applications for document management and workflow. We expect to invest funds to develop new distribution and marketing channels for these new products and services, which will increase our operating expenses. We do not know if we will be successful in developing these channels or whether the market will accept any newly acquired products or services or if we will generate sufficient revenues from these activities to offset the additional operating expenses we incur. In addition, even if we are able to introduce new products or services, if customers do not accept these new products or services or if we are not able to price such products or services competitively, our operating results will likely suffer.

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

 The increased use of low-cost offshore engineering and test labor by our customers, third party technology suppliers and competitors as well as the shift by OEMs towards in-house development poses significant risks to our competitive position.

Our OEM customers, potential customers and competitors and third party technology suppliers, such as Adobe, continue to seek lower cost alternatives for their engineering needs. Some of our OEM customers, third party technology suppliers, potential customers and competitors have developed extensive offshore operations that may be capable of delivering lower cost solutions than we are able to deliver. The expanding use of lower cost offshore engineering and test labor may make it difficult for us to compete based on the price of our services and result in a significant loss of sales. Similarly, our research and development costs may be higher than those of our OEM customers, third party technology suppliers, potential customers and competitors who are using lower cost offshore engineering services, which may result in our development of less technology for a given research and development budget than our OEM customers, potential customers and/or competitors. In addition, nearly all our OEM customers have significant investments in their existing solutions and have the substantial resources necessary to enhance existing products and to develop future products. Our OEM customers and third party technology suppliers have or may develop competing imaging system technologies in-house and may implement these systems into their products, thereby replacing our current or proposed technologies, eliminating the need for our services and products and limiting future opportunities for us. These trends could have a negative impact on our competitive position and financial results.

The ability of our OEM customers and third party technology suppliers to provide the same services at a lower cost may result in them no longer needing our services, as well as being in direct competition with us by providing the same services at a lower cost to our other customers. This may result in us losing some of our customers and may have a material adverse effect on our business, results of operations and future cash flows. See “Item 1. Financial Statements - Note 8 Subsequent Events and Note 5 Concentration of Revenue”.

Our increased use of low-cost offshore engineering and test labor could significantly harm our business.

We continue to investigate ways to effectively increase our use of offshore engineering and test labor. In addition to the general risks of doing international business as noted below, our relationships with offshore companies pose specific risks. For example, although we have entered into confidentiality agreements with these offshore companies, we cannot ensure that they will not end their relationships with us and use information they gain from their relationship with us to launch competing products or offer competing services. Similarly, we cannot assure that key personnel of these offshore companies will not be successfully solicited by our competitors especially in geographic regions where aggressive solicitation of skilled personnel is common, such as India and China. Should these companies, their personnel or others with specific knowledge of our business and technology, decide to compete with us, it could significantly harm our business.

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

Our recurring licensing revenue model has shifted from per-unit royalties paid upon OEM shipment of our product and guaranteed quarterly minimum royalties to a model that results in revenues associated with the sale of SDKs and block licenses. The reliance on block licenses has occurred due to aging OEM products in the marketplace, OEM demands in negotiating licensing agreements, reductions in the number of OEM products shipping and a product mix that changed from object code licensing arrangements to SDKs. Revenues may continue to fluctuate significantly from quarter to quarter as the number of opportunities vary, or if the signing of block licenses are delayed or the licensing opportunities are lost to competitors. Any of these factors could have a material adverse effect on our operating results.

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

Our monochrome technology and products have been in the marketplace for an extended period of time as of January 31, 2007. The average age of current technology and products in the marketplace reflects the aging of our monochrome technology and products. OEMs, in a number of instances, have not selected our solutions because the OEMs perceived that our solutions did not meet their technical requirements, developed the technology themselves or utilized lower cost offshore software competitors. Although we continue to license our current technology and products to certain OEMs, there can be no assurance that the OEMs will continue to need or utilize the products and technology we currently offer.

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

As the digital document printing industry continues to develop, competition and pricing pressures will increase from OEMs, existing competitors and other companies that may enter our existing or future markets with similar or substitute solutions that may be less costly or provide better performance or functionality. We anticipate increasing competition for our color products under development, particularly as new competitors develop and sell competing products. Some of our existing competitors, many of our potential competitors, and virtually all of our OEM customers have substantially greater financial, technical, marketing and sales resources than we have. If price competition increases, competitive pressures could require us to reduce the amount of royalties received on new licenses and to reduce the cost of our engineering services in order to maintain existing business and generate additional product licensing revenues. This could reduce profit margins and result in losses and a decrease in market share. We cannot assure that we have the ability to compete favorably with the internal development capabilities of our current and prospective OEM customers or with other third party digital imaging system suppliers and the failure to compete effectively would have a material adverse effect on our operating results.

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

Our common stock has experienced price volatility. In the 60-day period ending May 25, 2007, the closing price of the stock ranged from $2.18 per share to $3.68 per share, and, since the beginning of fiscal year 2008 the stock has closed as low as $1.96 per share. Such price volatility may occur in the future. Factors that could affect the trading price of our common stock include:

•	macroeconomic conditions;

•	actual or anticipated fluctuations in quarterly results of operations;

•	announcements of new products or significant technological innovations by us or our competitors;

•	developments or disputes with respect to proprietary rights;

•	losses of major OEM customers;

•	general trends in the industry;

•	overall market conditions and other factors;

•	change in executive management; and

•	other risk factors described herein.

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

Failure to maintain our Nasdaq listing would adversely affect the trading price and liquidity of our common stock.

On December 27, 2006, the Company notified Nasdaq that, upon the effectiveness of the resignation of Thomas G. Rotherham from the Board of Directors and the Audit Committee on December 31, 2006, the Company would no longer be in compliance with Nasdaq Rule 4350(d)(2)(A), which requires each listed company to have an audit committee of at least three “independent” (as defined) members. On December 27, 2006, the Company received a letter from Nasdaq confirming that (i) the Company is not in compliance with Nasdaq’s audit committee composition requirement under Rule 4350(d)(2)(A).

On April 19, 2007, the Company received a letter from Nasdaq notifying the Company that it had regained compliance with Nasdaq’s audit committee composition requirement under Rule 4350(d)(2)(A). There is no assurance, however, that the Company will remain in compliance with the Nasdaq listing requirements. If we were delisted from Nasdaq we may apply for listing on another exchange. However, there is no assurance that we will meet the requirements for initial listing or maintain compliance with the continued listing requirements of such an exchange. As a result of the delisting, trading in our common stock would continue to be conducted in the over-the counter market. As a result, an investor could find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock. Delisting from Nasdaq would adversely affect the trading price of our common stock and significantly limit the liquidity of our common stock.

We, as a sub licensor of third party intellectual property, are subject to audits of our licensing fee costs.

Certain of our licensing agreements include third party intellectual property and result in royalties contractually due and payable to the third parties. The language of the contract is subject to interpretation and may result in disputes. We are subject to audits of our data serving as the basis for the royalties due. Such audits may result in adjustments to the royalty amounts due.

If we fail to maintain an effective system of internal control over financial reporting or discover material weaknesses in our internal control over financial reporting or financial reporting practices, we may not be able to report our financial results accurately or detect fraud, which could harm our business and the trading price of our stock.

Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. We are required to periodically evaluate the effectiveness of the design and operation of our internal controls. These evaluations may result in the conclusion that enhancements, modifications or changes to our internal controls are necessary or desirable. As noted with the material weakness that we disclosed as of January 31, 2007, which was remediated, while management evaluates the effectiveness of our internal controls on a regular basis, we cannot provide absolute assurance that these controls will always be effective or any assurance that the controls, accounting processes, procedures and underlying assumptions will not be subject to revision. There are also inherent limitations on the effectiveness of internal controls and financial reporting practices, including collusion, management override, and failure of human judgment. Because of this, control procedures and financial reporting practices are designed to reduce rather than eliminate business risks. If we fail to maintain an effective system of internal control over financial reporting or if and for so long as management or our independent registered public accounting firm were to discover material weaknesses in our internal control over financial reporting (or if our system of controls and audits result in a change of practices or new information or conclusions about our financial reporting) like the disclosed material weakness, we may be unable to produce reliable financial reports or prevent fraud and it could harm our financial condition and results of operations and result in loss of investor confidence and a decline in our stock price.

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

The Company has not entered into any derivative financial instruments. Currently all of the Company’s contracts, including those involving foreign entities, are denominated in U.S. dollars. The Company has experienced no significant foreign exchange gains or losses to date. The Company has not engaged in foreign currency hedging activities to date and has no intention of doing so. The Company’s international business is subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and to a lesser extent foreign exchange rate volatility. See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors - “Our international activities may expose us to risks associated with international business.” Accordingly, the Company’s future results could be materially and adversely affected by changes in these or other factors.

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

As required by Rule 13(a)-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective, at a reasonable assurance level, at ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported as required in applicable SEC rules and forms.

Software Revenue Recognition

At April 30, 2007 management is of the opinion that the material weakness reported as January 31, 2007 has been remediated by the following actions:

•
The engagement of an expert to provide advice and counsel in the determination of the proper accounting for revenue transactions requiring accounting in accordance with AICPA’s Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2), as amended, which includes complex revenue recognition criteria.

•	The investment in continuing education for key personnel responsible for the determination of the proper accounting for these complex revenue transactions.

•	The establishment of an internal review process for all significant software revenue recognition transactions by the Company’s Accounting Manager, Controller and Chief Financial Officer.

Furthermore, there was no impact associated with this previously reported material weakness to the financial results for the three months ended April 30, 2007. Management will continue to monitor the proper recording of revenues and costs in accordance with SOP 97-2, as well as Staff Accounting Bulletin No. 104 “Revenue in Financial Statements” and EITF 00-21 “Revenue Arrangements with Multiple Deliverables” to ensure that the appropriate controls are maintained as well as advanced in a cost-effective manner.

Except as described above, there have been no significant changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1 —	Legal Proceedings.

The Company is involved in various legal proceedings incidental to the conduct of its business, including those identified below. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company records a provision for liability when management believes that it is probable that a liability has been incurred and the Company can reasonably estimate the amount of loss. The Company does not believe there is a need for such a provision at this time. The Company reviews these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular proceeding. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Risk Factors - We have negotiated with Adobe Systems Incorporated and Canon Inc. to remedy a contract dispute, which if not remedied, could result in the loss of the Adobe agreement and could harm our business.” See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Risk Factors - We currently face a potential claim of intellectual property infringement from Acacia Technologies Group, through one of our customers, and we may be liable for damages”.

Item 1A —	Risk Factors

Our short and long-term success is subject to many factors that are beyond our control. Stockholders and prospective stockholders in the Company should consider carefully the following risk factors, in addition to the information contained elsewhere in this Report. This Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors below and in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors”.

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2007, filed on April 13, 2007.

The following risk factors are new risk factors compared to the risk factors in our Annual Report on Form 10-K:

A change in our Board of Directors may change the direction of our strategic initiatives.

On June 4, 2007, the Board of Directors and management entered into a settlement agreement with a dissident shareholder group, Pembridge Capital Management, LLC and certain of its affiliated parties, a copy of which is filed as an exhibit to our Current Report on Form 8K filed with the Securities and Exchange Commission on June 6, 2007. Pursuant to the terms of the settlement agreement, Mr. Timothy E. Brog, the sole manager of Pembridge Capital Management, LLC has been added to the Board‘s slate of nominees for election to a one-year term at the Company’s annual meeting of stockholders to be held on July 9, 2007. Promptly following the annual meeting, the Nominating and Corporate Governance Committee of the Board will use all commercially reasonable efforts to identify, as soon as reasonably practicable and no later than October 31, 2007, two candidates for recommendation to the Board, each of whom is “independent” as defined in Nasdaq Marketplace Rule 4200(a)(15). If appointed to the Board of Directors, these directors may change the direction of the current strategic initiatives of the Company.

If the Company and Kyocera-Mita do not extend the current engineering service agreement beyond January 31, 2008, the Company’s cash flows may be materially and adversely affected.

On March 1, 2005, the Company entered into a binding memorandum of understanding (“MOU”) with Kyocera-Mita Corporation (“Kyocera-Mita”) to provide a range of non-exclusive engineering services and product development services. Pursuant to the MOU, Kyocera-Mita has agreed to pay the Company an aggregate of $24.0 million, which will be paid in $2.0 million quarterly payments over the initial three-year term of the MOU. On April 17, 2007, the Company and Kyocera Mita entered into a Master Development Agreement, a Licensed Software Addendum, and a Master Maintenance and Support Agreement (the “Definitive Agreements”). These Definitive Agreements supplement and clarify but generally do not supersede the binding MOU made by the parties as of February 1, 2005. The Definitive Agreements provide additional specifications relating to the development of Kyocera’s products by Peerless, establish the terms and the fees associated with the licensing of Peerless’ products, and specify Peerless’ maintenance obligations with respect to its products. The Definitive Agreements are filed as exhibits to this Form 10-Q, for the first quarter ended April 30, 2007, with portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment. The Company and Kyocera-Mita have agreed that the engineering services portion of the MOU will not be extended beyond the current expiration date of January 31, 2008, without negotiation of the number of engineers required, future services and deliverables of the agreement, and the fees and incentive bonuses, if any, to be earned. The Company continues to negotiate an extension for the engineering services portion of the MOU and Definitive Agreements with terms and service levels acceptable to both parties. The engineering services, licensing and maintenance revenue from the MOU and Definitive Agreements are material to the Company’s business. If the Company experiences an extended delay in the signing of a renewal of this agreement or the Company is unable to come to agreement with Kyocera-Mita on terms and conditions that are acceptable to both parties; this could have a material adverse effect on the business, results of operations and prospects for the future.

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

The following risk factors have been updated materially from the risk factors in our Annual Report on Form 10-K:

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

We currently rely upon our OEM block license agreements to maintain our current revenue levels. If we were unable to continue to recognize revenue upon the execution of some of our block license agreements there may be an immediate and significant drop in the amount of revenue being reported as earned in the short-term and this may have a material adverse effect on our business, results of operations and prospects. See “Risk Factor - We rely on relationships with Adobe Systems Incorporated and Novell Inc., and any adverse change in those relationships will harm our business”.

During the first quarter of fiscal year 2008, four customers, Kyocera-Mita Corporation, Novell Incorporated, TallyGenicom LP, and Seiko Epson Corporation each generated greater than 10% of our revenues, and collectively contributed 82% of revenues. Seiko Epson advised us that they will be doing less business with us going forward due to their ability to find more favorable pricing. In fiscal 2005, 2006 and 2007, Seiko Epson Corporation accounted for 12%, 10% and 4% of our revenues. Block license revenues during the same period were $1.2 million, or 26% of revenues. During the first quarter of fiscal year 2007, two customers, Kyocera-Mita Corporation and Panasonic Communications Company each generated greater than 10% of our revenues, and collectively contributed 71% of revenues. Block license revenues during the same period were $4.0 million, or 45% of revenues.

We, as well as our OEM customers and third party technology suppliers face increasingly intense competition within our industry, which is applying significant downward pricing pressure on products and services. As a result, our OEM customers and third party technology suppliers continue to seek lower cost alternatives for their engineering needs. Some of our OEM customers and third party technology suppliers, including Adobe, have developed extensive offshore operations in countries such as India, that are capable of delivering lower cost solutions than we are able to deliver as of today. The ability of our OEM customers and third party technology suppliers to provide the same services at a lower cost may result in them no longer needing our services, as well as being in direct competition with us by providing the same services at a lower cost to our other customers. This may result in us losing some of our customers and may have a material adverse effect on our business, results of operations and future cash flows. See “Item 1. Financial Statements - Note 8. Subsequent Events and Item 1 Financial Statements - Note 5. Concentration of Revenue”.

Our existing capital resources may not be sufficient and if we are unable to raise additional capital, our business may suffer.

Our principal source of liquidity is our cash and cash equivalents, which, as of April 30, 2007 were approximately $17.2 million in the aggregate. The current ratio of current assets to current liabilities was 3.6:1. For the fiscal quarter ended April 30, 2007, our operations provided $0.8 million in cash. The long-term liquidity of the Company is dependent on the MOU and Definitive Agreements with Kyocera-Mita Corporation. The Company and Kyocera-Mita have agreed that the engineering services portion of the MOU will not be extended beyond January 31, 2008, without a renegotiation of the number of engineers required, future services and deliverables of the agreement, the fees and incentive bonuses, if any, to be earned. If we experience an extended delay in the signing of a renewal agreement or the Company is unable to come to agreement with Kyocera-Mita on terms and conditions that are acceptable to both parties; this could have a material adverse effect on the Company’s liquidity and cash flows. See “- If the Company and Kyocera-Mita do not extend the current engineering service agreement beyond January 31, 2008, the Company’s cash flows may be materially and adversely affected. Further, the Adobe License Agreement is scheduled to expire on December 31, 2007. If we are unable to enter into a new licensing agreement with Adobe by December 31, 2007, or if we are unable to enter into a new licensing agreement with Adobe by December 31, 2007, we would lose the ability to sublicense Adobe Postscript. See “Item 1. Financial Statements - Note 8. Subsequent Events and Item 1. Financial Statements - Note 5. Concentration of Revenue.” See “- We rely on relationships with Adobe Systems Incorporated and Novell Inc., and any adverse change in those relationships will harm our business.” “- We rely on relationships with certain customers and any adverse change in those relationships will harm our will harm our business.” and “Our current licensing agreement with Adobe Systems Incorporated expires in December 31, 2007, and if we do not enter into an amendment to extend the Adobe Licensing Agreement, or enter into a new Adobe licensing agreement before such expiration date, this may have a material adverse effect on our operating results.”

If we do not generate anticipated cash flow from licensing and services, or if expenditures are greater than expected, we most likely will reduce discretionary spending, which could require a delay, scaling back or elimination of some or all of our development efforts, any of which could have a material adverse effect on our business, results of operations and prospects. Furthermore, if we do not experience positive cash flows as is anticipated, and we are unable to increase revenues or cut costs so that revenues generated from operating activities are sufficient to meet our obligations, we will be required to obtain additional capital from other sources, such as issuances of debt or equity securities, bank financing. The Company may not be able to obtain additional capital on acceptable terms or at all which could have a material adverse effect on our operations, liquidity and financial condition, our prospects, and the scope of strategic alternatives and initiatives available to us.

Failure to maintain our Nasdaq listing would adversely affect the trading price and liquidity of our common stock.

On December 27, 2006, the Company notified Nasdaq that, upon the effectiveness of the resignation of Thomas G. Rotherham from the Board of Directors and the Audit Committee on December 31, 2006, the Company would no longer be in compliance with Nasdaq Rule 4350(d)(2)(A), which requires each listed company to have an audit committee of at least three “independent” (as defined) members. On December 27, 2006, the Company received a letter from Nasdaq confirming that (i) the Company is not in compliance with Nasdaq’s audit committee composition requirement under Rule 4350(d)(2)(A).

On April 19, 2007, the Company received a letter from Nasdaq notifying the Company that it had regained compliance with Nasdaq’s audit committee composition requirement under Rule 4350(d)(2)(A). There is no assurance, however, that the Company will remain in compliance with the Nasdaq listing requirements. If we were delisted from Nasdaq we may apply for listing on another exchange. However, there is no assurance that we will meet the requirements for initial listing or maintain compliance with the continued listing requirements of such an exchange. As a result of the delisting, trading in our common stock would continue to be conducted in the over-the counter market. As a result, an investor could find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock. Delisting from Nasdaq would adversely affect the trading price of our common stock and significantly limit the liquidity of our common stock.

If we fail to maintain an effective system of internal control over financial reporting or discover material weaknesses in our internal control over financial reporting or financial reporting practices, we may not be able to report our financial results accurately or detect fraud, which could harm our business and the trading price of our stock.

Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. We are required to periodically evaluate the effectiveness of the design and operation of our internal controls. These evaluations may result in the conclusion that enhancements, modifications or changes to our internal controls are necessary or desirable. As noted with the material weakness that we disclosed as of January 31, 2007, which was remediated, while management evaluates the effectiveness of our internal controls on a regular basis, we cannot provide absolute assurance that these controls will always be effective or any assurance that the controls, accounting processes, procedures and underlying assumptions will not be subject to revision. There are also inherent limitations on the effectiveness of internal controls and financial reporting practices, including collusion, management override, and failure of human judgment. Because of this, control procedures and financial reporting practices are designed to reduce rather than eliminate business risks. If we fail to maintain an effective system of internal control over financial reporting or if and for so long as management or our independent registered public accounting firm were to discover material weaknesses in our internal control over financial reporting (or if our system of controls and audits result in a change of practices or new information or conclusions about our financial reporting) like the disclosed material weakness, we may be unable to produce reliable financial reports or prevent fraud and it could harm our financial condition and results of operations and result in loss of investor confidence and a decline in our stock price.

Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 —	Defaults Upon Senior Securities.

None.

Item 4 —	Submission of Matters to a Vote of Security Holders.

None.

Item 5 —	Other Information.

None.

Item 6 —	Exhibits.

Exhibits:

EXHIBIT 10.1*	KMC Master Development Agreement

EXHIBIT 10.2*	KMC Licensed Software Addendum

EXHIBIT 10.3*	KMC Master Maintenance and Support Agreement

EXHIBIT 10.4
Amendment No.1, dated May 17, 2007 to the Employment Agreement between Peerless Systems Corporation and Richard L. Roll (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2007)

EXHIBIT 10.5
Settlement Agreement, dated as of June 4, 2007, by and between Peerless Systems Corporation and Peerless Full Value Committee (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 6, 2007)

EXHIBIT 31.1	Certification of Chief Executive Officer

EXHIBIT 31.2	Certification of Principal Financial Officer

EXHIBIT 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Confidential treatment has been requested for portions of this exhibit. Portions of this document have been omitted and submitted separately to the Securities Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Peerless Systems Corporation

By:	/s/ Richard L. Roll
Richard L. Roll
President and Chief Executive Officer (Principal Executive Officer)
Date: June 11, 2007

By:	/s/ John V. Rigali
John V. Rigali
Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: June 11, 2007

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

EXHIBIT 10.1*	KMC Master Development Agreement

EXHIBIT 10.2*	KMC Licensed Software Addendum

EXHIBIT 10.3*	KMC Master Maintenance and Support Agreement

EXHIBIT 10.4
Amendment No.1, dated May 17, 2007 to the Employment Agreement between Peerless Systems Corporation and Richard L. Roll (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2007)

EXHIBIT 10.5
Settlement Agreement, dated as of June 4, 2007, by and between Peerless Systems Corporation and Peerless Full Value Committee (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 6, 2007)

EXHIBIT 31.1	Certification of Chief Executive Officer

EXHIBIT 31.2	Certification of Principal Financial Officer

EXHIBIT 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Confidential treatment has been requested for portions of this exhibit. Portions of this document have been omitted and submitted separately to the Securities Exchange Commission.