Form 10-Q
period 2007-07-31
PEERLESS SYSTEMS CORP
filed 2007-09-10
CIK 897893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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
Yes ☐ No ☑

The number of shares of Common Stock outstanding as of September 5, 2007 was 17,289,259

PEERLESS SYSTEMS CORPORATION

TRADEMARKS

Peerless®, PeerlessPrint®, QuickPrint®, Memory Reduction Technology® (MRT), PeerlessPowered®, AccelePrint® , SyntheSys® , PerfecTone® and VersaPage® are registered trademarks of Peerless Systems Corporation. PeerlessNet™, PeerlessPage™ , PeerlessSPS™, PeerlessTrapping™ , PeerlessXPS™ ,  MagicPrint™ , ImageWorks™ , PeerlessDriver™ , PeerlessColor™ ,  and WebWorks™ are trademarks of Peerless Systems Corporation. Peerless Systems, P logo, and Peerless logo are trademarks and service marks of Peerless Systems Corporation registered in Japan. Peerless is a trademark of Peerless Systems Corporation that is registered in Australia, China, France, Hong Kong, Italy, Spain, Taiwan, and the United Kingdom, and is the subject of applications for registration pending in the European Union. PeerlessPrint is a trademark of Peerless Systems Corporation that is the subject of an application for registration pending in Japan. PeerlessPrint (in Katakana) is a trademark of Peerless Systems Corporation that is the subject of an application for registration pending in Japan.

FORWARD-LOOKING STATEMENTS

Statements made by us in this report and in other reports and statements released by us that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are necessarily estimates reflecting that judgment of our senior management based on our current estimates, expectations, forecasts and projections and include comments that express our current opinions about trends and factors that may impact future operating results. Disclosures that use words such as “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect,” “project,” “predict,” “forecast,” “outlook,” “potential,” “continue,” “may,” “future,” “can,” and “should” or the negative of these, as well as similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Risk Factors” in Part II, Item 1A. below. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below. Except as required under the federal securities laws and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise. The Private Securities Litigation Reform Act of 1995 (the “PSLRA”) provides certain “safe harbor” provisions for forward-looking statements. All forward looking statements made in this report are made pursuant to the PSLRA.

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 31,	January 31,
	2007	2007

ASSETS
Current assets:
Cash and cash equivalents	$15,822	$16,378
Trade accounts receivable, net	3,952	1,748
Unbilled receivables	1,664	4,011
Inventory	1	62
Prepaid expenses and other current assets	818	685
Total current assets	22,257	22,884
Property and equipment, net	558	558
Other assets	159	159
Total assets	$22,974	$23,601

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$462	$233
Accrued wages	577	637
Accrued compensated absences	804	932
Accrued product licensing costs	1,594	3,035
Other current liabilities	834	1,315
Deferred revenue	963	807
Total current liabilities	5,234	6,959
Other liabilities	512	459
Total liabilities	5,746	7,418
Stockholders' equity:
Common stock	17	17
Additional paid-in capital	52,568	51,908
Accumulated deficit	(35,255)	(35,639)
Accumulated other comprehensive income	11	10
Treasury stock, 150 shares at July 31, 2007 and January 31, 2007	(113)	(113)
Total stockholders' equity	17,228	16,183
Total liabilities and stockholders' equity	$22,974	$23,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts )

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
Revenues:
Product licensing	$4,415	$5,156	$6,508	$10,670
Engineering services and maintenance	2,526	2,725	5,179	5,675
Hardware sales	1	15	2	355

Total revenues	6,942	7,896	11,689	16,700

Cost of revenues:
Product licensing	319	1,352	1,081	1,852
Engineering services and maintenance	1,838	2,245	3,618	4,203
Hardware sales	-	23	-	181

Total cost of revenues	2,157	3,620	4,699	6,236

Gross margin	4,785	4,276	6,990	10,464

Operating expenses:
Research and development	1,219	2,116	2,368	4,172
Sales and marketing	679	756	1,286	1,550
General and administrative	1,838	1,842	3,336	3,233

Total operating expenses	3,736	4,714	6,990	8,955

Income (loss) from operations	1,049	(438)	-	1,509
Other income, net	169	108	392	219

Income (loss) before income taxes	1,218	(330)	392	1,728
Provision (benefit) for income taxes	5	(3)	8	12

Net income (loss)	$1,213	$(327)	$384	$1,716

Basic earnings (loss) per share	$0.07	$(0.02)	$0.02	$0.10

Diluted earnings (loss) per share	$0.07	$(0.02)	$0.02	$0.09

Weighted average common shares outstanding — basic	17,260	17,142	17,225	17,057

Weighted average common shares outstanding — diluted	18,259	17,142	18,198	19,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	July 31,
	2007	2006

Cash flows from operating activities:
Net income	$384	$1,716
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	414	467
Share-based compensation	506	279
Other	1	(20)
Changes in operating assets and liabilities:
Trade accounts receivables	(2,204)	577
Unbilled receivables	2,347	(2,558)
Inventory	-	(46)
Prepaid expenses and other assets	7	2
Accounts payable	229	10
Accrued product licensing costs	(1,441)	(1,444)
Deferred revenue	156	(121)
Other liabilities	(616)	(80)
Net cash used by operating activities	(217)	(1,218)
Cash flows from investing activities:
Purchases of property and equipment	(129)	(189)
Purchases of software licenses	(364)	(206)
Net cash used by investing activities	(493)	(395)
Cash flows from financing activities:
Proceeds from exercise of common stock options	154	322
Net cash provided by financing activities	154	322
Net decrease in cash and cash equivalents	(556)	(1,291)
Cash and cash equivalents, beginning of period	16,378	13,220
Cash and cash equivalents, end of period	$15,822	$11,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Peerless Systems Corporation (the “Company” “Peerless,” “we,” “us” and “our”) have been prepared pursuant to the rules of the SEC for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the fiscal year ended January 31, 2007, filed with the SEC on April 13, 2007. The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.

2.	Significant Accounting Policies:

Liquidity: Historically, the Company has incurred losses from operations and has reported negative operating cash flows. As of July 31, 2007, the Company had an accumulated deficit of $35.3 million and cash and cash equivalents of $15.8 million. The Company has no material financial commitments other than those under operating lease agreements. The Company believes the net cash provided by operating activities, and existing cash and cash equivalents, will provide the Company with sufficient resources to meet working capital requirements and other cash needs over at least the next twelve months.

On March 1, 2005, the Company entered into a binding memorandum of understanding (“MOU”) with Kyocera-Mita Corporation (“Kyocera-Mita”) to provide a range of non-exclusive engineering services and product development services. Pursuant to the MOU, Kyocera-Mita has agreed to pay the Company an aggregate of $24.0 million, which will be paid in $2.0 million quarterly payments over the initial three-year term of the MOU. On April 17, 2007, the Company and Kyocera-Mita entered into a Master Development Agreement, a Licensed Software Addendum, and Master Maintenance and Support Agreement (the “Definitive Agreements”). These Definitive Agreements supplement and clarify, but generally do not supersede, the binding MOU made by the parties as of February 1, 2005. The Definitive Agreements provide additional specifications relating to the development of Kyocera-Mita products by us, establish the terms and the fees associated with the licensing of the Company's products, and specify the Company's maintenance obligations with respect to the Company's products. On July 13, 2007, Peerless entered into another Licensed Software Addendum (the “Addendum”) to a Master Technology License Agreement between the Company and Kyocera-Mita dated April 1, 1997. Pursuant to the Addendum, the Company licenses to Kyocera-Mita certain software and hardware products arising under that MOU and Master Development Agreement between the parties effective as of February 1, 2005. The Addendum has been filed as an exhibit to this Form 10-Q, with portions omitted and filed separately with the SEC pursuant to a request for confidential treatment. The Company and Kyocera-Mita have agreed that the engineering services portion of the MOU will not be extended beyond the current expiration date of January 31, 2008, without a negotiation of the number of engineers required, future services and deliverables of the agreement, and the fees and incentive bonuses, if any, to be earned. The Company continues to negotiate an extension for the engineering services portion of the MOU and Definitive Agreements with terms and service levels acceptable to both parties. The engineering services, licensing and maintenance revenue from the MOU, Definitive Agreements and Addendum are material to the Company's business. If the Company experiences an extended delay in the signing of a renewal of the engineering services portion of the MOU and Definitive Agreements, or the Company is unable to come to agreement with Kyocera-Mita on terms and conditions that are acceptable to both parties, it could have a material adverse effect on the Company’s business, results of operations and prospects for the future.

The Company may not generate anticipated cash flow from licensing and services, or expenditures may be greater than expected, in which case we most likely will reduce discretionary spending, which could require a delay, scaling back or elimination of some or all of the Company's development efforts, any of which could have a material adverse effect on the Company's business, results of operations and prospects. Furthermore, if the Company does not experience positive cash flows as is anticipated, and we are unable to increase revenues or cut costs so that revenues generated from operating activities are sufficient to meet the Company's obligations, we will be required to seek additional capital from other sources, such as issuances of debt or equity securities, or bank financing. The Company may not be able to obtain additional capital on acceptable terms or at all which could have a material adverse effect on the Company's operations, liquidity and financial condition, the Company's prospects, and the scope of strategic alternatives and initiatives available to us.

Declining sales trend and downward price pressure on the Company's existing technologies, uncertainties surrounding the Company's third party license revenue sharing agreements and an anticipated consolidation of the number of original equipment manufactures (“OEMs”) in the marketplace have resulted in a decline in the Company's operating revenues in the first six months of fiscal 2008. The Company has begun to scale back its operations to better match the currently projected cash flows anticipated from the Definitive Agreements, licensing agreements with other large customers and the Company's third party license revenue sharing agreements. Any significant change in cash projections may require further scaling back of the Company's operations.

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

Revenue Recognition: The Company recognizes software revenues in accordance with Statement of Position 97-2 “Software Revenue Recognition” as amended by Statement of Position 98-9. For certain of the Company's multiple element arrangements that do not directly involve licensing, selling, leasing or otherwise marketing of the Company's software the Company applies the guidance under EITF 00-21 “Revenue Arrangements with Multiple Deliverables.”

Development license revenues from the licensing of source code or software development kits (“SDKs”) for the Company's standard products are recognized upon delivery to and acceptance by the customer of the software if no significant modification or customization of the software is required and collection of the resulting receivable is probable. If modification or customization is essential to the functionality of the software, the development license revenues are recognized over the course of the modification work.

The Company also enters into engineering services contracts with certain of its OEMs to provide a turnkey solution, adapting the Company's software and supporting electronics to specific OEM requirements. Revenues on such contracts are generally recognized over the course of the engineering work on a percentage-of-completion basis. Progress-to-complete under the percentage-of-completion is generally determined based on direct costs, consisting primarily of labor and materials, expended on the arrangement. The Company provides for any anticipated losses on such contracts in the period in which such losses are first determinable. At July 31, 2007 and 2006, the Company had no percentage-of-completion contracts and no significant loss contracts. The Company also provides engineering support based on a time-and-material basis. Revenues from this support are recognized as the services are performed.

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

Perpetual licensing revenues are derived from fees paid by the Company’s customers to use the software indefinitely. The Company generally recognizes revenues associated with perpetual licenses on delivery and acceptance of software, when collection of the resulting receivable is probable, when the fee is fixed and determinable, and when the Company has no significant future obligations. Associated payments are typically made in one lump sum.

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

The Company derived revenues from the sale of controllers for multifunction printing (“MFP”) devices. The Company recognized this revenue in accordance with SEC Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements” (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Peerless sold its controllers to certain OEM dealers for distribution to end users. Because it was a relatively new product, the Company was unable to establish a history regarding returns of product shipped. Therefore, the Company recognized revenue only upon sales through to end users based on meeting the revenue recognition criteria under Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists.” The sale of these controllers was discontinued during the quarter ended January 31, 2006.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company provides an accrual for estimated product licensing costs owed to third party vendors whose technology is included in the products sold by the Company. The accrual is impacted by estimates of the mix of products shipped under certain of the Company's block license agreements. The estimates are based on historical data and available information as provided by the Company's customers concerning projected shipments. Should actual shipments under these agreements vary from these estimates, adjustments to the estimated accruals for product licensing costs may be required. Except for the change in estimate previously reported and recorded during the third quarter of fiscal 2007, actual results have historically been consistent with management's estimates.

The Company grants credit terms in the normal course of business to its customers. The Company continuously monitors collections and payments from its customers and maintains allowances for doubtful accounts for estimated losses resulting from the inability of any customers to make required payments. Estimated losses are based primarily on specifically identified customer collection issues. If the financial condition of any of the Company's customers, or the economy as a whole, were to deteriorate, resulting in their inability to make payments, additional allowances may be required. Actual results have historically been consistent with management's estimates.

The Company's recurring product licensing revenues are dependent, in part, on the timing and accuracy of product sales reports received from the Company's OEM customers. These reports are provided only on a calendar quarter basis and, in any event, are subject to delay and potential revision by the OEM. Therefore, the Company is required to estimate all of the recurring product licensing revenues for the last month of each fiscal quarter and to further estimate all of its quarterly revenues from an OEM when the report from such OEM is not received in a timely manner. In the event the Company is unable to estimate such revenues accurately prior to reporting financial results, the Company may be required to adjust revenues in subsequent periods. Revenues subject to such estimates were minimal for the three month periods ended July 31, 2007 and 2006.

3.	Earnings Per Share:

Earnings per share for the three and six months ended July 31, is calculated as follows (in thousands, except for per share amounts):

	2007			2006
			Per			Per
	Net		Share	Net		Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS for three months ended July 31 313
Earnings (loss) available to common stock holders	$1,213	17,260	$.07	$(327)	17,142	$(0.02)
Effect of Dilutive Securities
Options	—	999		—	—
Diluted EPS
Earnings available to common stockholders with assumed conversions	$1,213	18,259	$.07	$(327)	17,142	$(0.02)

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2007			2006
			Per			Per
	Net		Share	Net		Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS for six months ended July 31
Earnings available to common stock- holders	$384	17,225	$.02	$1,716	17,057	$0.10
Effect of Dilutive Securities
Options	—	973		—	2,272
Diluted EPS
Earnings available to common stockholders with assumed conversions	$384	18,198	$.02	$1,716	19,329	$0.09

4.	Stock-Based Compensation Plans

The Company has several long-term incentive plans which provide for the grant of incentive stock options to employees and non-statutory stock options, restricted stock purchase awards and stock bonuses to employees, directors and consultants. The terms of stock options granted under these plans generally may not exceed 10 years. Options granted under the incentive plans vest at the rate specified in each optionee's agreement, generally over three or four years. An aggregate of 6.2 million shares of common stock have been authorized for issuance under the various incentive plans. The Company also grants options outside of these plans.

On February 1, 2006, the Company adopted the provisions of SFAS No. 123(R) “Share-Based Payments,” using the modified-prospective method. Under this transition method, compensation expense recognized subsequent to adoption includes: 1) compensation cost for all share-based payments granted prior to, but not yet vested as of adoption, based on values estimated in accordance with the original provisions of SFAS No. 123; and 2) compensation cost of all share-based payments granted subsequent to adoption, based on the grant-date fair values estimated in accordance with the provisions of SFAS No. 123(R). Consistent with the modified-prospective method, our results of operations for prior periods have not been restated.

Upon adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation expense from the multiple-option (i.e., accelerated) approach to the single-option (i.e., straight-line) method. Compensation expense for share-based awards granted through January 31, 2006 will continue to be subject to the accelerated or multiple-option method, while compensation expense for share-based awards granted on or after February 1, 2006 will be recognized using a straight-line, or single-option method. The Company recognizes these compensation costs over the service period of the award, which is generally the option vesting term of three or four years. In determining the fair value of options granted during the second quarter of fiscal 2008 the Company primarily used the Black-Scholes model and then used a binomial valuation model for the calculation of stock-based compensation expense associated with the market triggered equity incentive grant made to the incoming CEO in December 2006. For the Black-Scholes calculations for the six months ended July 31, 2007, the Company assumed no dividends per year, weighted average expected lives of 4.23 years, expected volatility of 75.6%, and weighted average risk free interest rate of 4.85%.

For the six months ended July 31, 2007, the Company recorded a total of $0.5 million in stock option expense related to stock options awarded after the adoption of SFAS No. 123(R) and for stock options which were not vested by the date of adoption of SFAS No. 123(R). Share-based compensation expense was allocated as follows for the six months ending July 31, 2007: (1) $0.10 million included in research and development expense; (2) $0.05 million in sales and marketing; and (3) $0.35 million in general and administrative expense. The Company granted 0.24 million stock options in the six months ended July 31, 2007.

The valuation methodologies and assumptions in estimating the fair value of stock options that were granted in the first six months of fiscal 2008 were similar to those used in estimating the fair value of stock options granted in fiscal 2007. The Company uses historical volatility of Peerless' stock price as a basis to determine the expected volatility assumption to value stock options. The Company used its actual stock trading history over a period that approximates the expected term of its options. The expected dividend yield is based on Peerless' practice of not paying dividends. The risk-free rate of return is based on the yield of a U.S. Treasury instrument with terms approximating or equal to the expected life of the option. The expected life in years is based on historical actual stock option exercise experience.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents option activity under the 1992 Stock Option Plan, 1996 Equity Incentive Plan, 2005 Incentive Award Plan, as amended and restated, and certain employee options issued outside these plans for the six months ended July 31, 2007: (shares and intrinsic value in thousands)

		Weighted	Weighted Average
		Average Exercise	Remaining Contractual	Aggregate Intrinsic
	Shares	Price	Term (Years)	Value
Beginning balance as of February 1, 2007	4,190	$2.85
Granted	185	$2.39
Exercised	92	$1.45
Canceled or expired	83	$5.02
Ending balance as of April 30, 2007	4,200	$2.83	6.63	$4,903
Stock options exercisable at April 30, 2007	2,325	$2.72	4.59	$3,521
Granted	56	$2.27
Exercised	28	$0.78
Canceled or expired	2	$4.16
Ending balance as of July 31, 2007	4,226	$2.83	6.44	2,300
Stock options exercisable at July 31, 2007	2,402	$2.80	4.49	1,928

The weighted-average grant date fair value of the options granted during the six months ended July 31, 2007 was $1.43. During the six months ended July 31, 2007, the total intrinsic value of stock options exercised was $0.16 million. Cash received from stock option exercises in the six months ended July 31, 2007 was $0.15 million. The excess tax benefit was negligible for the six months ended July 31, 2007. As of July 31, 2007, there was $2.45 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1992, 1996, and 2005 plans, and certain employee options issued outside these plans. That cost is expected to be recognized over a weighted-average period of 4.37 years.

CEO Incentive Stock Option Grant: In December 2006, the board of directors approved an equity incentive grant for the incoming CEO. The grant included options for 0.4 million shares which vest at certain market conditions. The first portion for 0.2 million shares vest upon the share closing price reaching $10 per share and staying at or above that price for 90 days or if there is a change in control (as defined), under which the price realized by the Company's public stockholders is at or above the $10 price hurdle. The second portion for 0.2 million shares vest upon the share closing price reaching $14 per share and staying at or above that price for 90 days or if there is a change in control, under which the price realized by the Company's public stockholders is at or above the $14 price hurdle. In addition, to the 0.4 million price-contingent options, the board of directors approved an equity incentive grant of time-vested options for 0.6 million shares which vest over a four-year period, with 25% vesting on the first anniversary of employment, and with the remainder vesting in 36 equal monthly installments, subject to the CEO's continued employment with the Company. These options were included in the table and disclosures above.

The Company's valuations are based primarily upon the Black-Scholes valuation model and for options vesting at certain market conditions are based upon a binomial valuation model. These option valuation models were developed for use in estimating the fair value of traded-options, which have no vesting restrictions and are fully transferable and negotiable in a free trading market. In addition, option valuation models require input of subjective assumptions, including the expected stock price volatility and expected life of the option. Because the Company's stock options have characteristics significantly different from those of freely traded options, and changes in the subjective input assumptions can materially affect the Company's fair value estimates of those options, in the Company's opinion, existing valuation models are not reliable single measures and may misstate the fair value of the Company's stock options. Because the Company stock options do not trade on a secondary exchange, recipients can receive no value nor derive any benefit from holding stock options under the plans without an increase, above the grant price, in the market price of the Company's stock. Such an increase would benefit all stockholders commensurately.

5.	Concentration of Revenues:

During the second quarter of fiscal year 2008, two customers, Konica Minolta and Kyocera-Mita, each generated greater than 10% of the revenues of the Company and collectively contributed 79% of such revenues. Perpetual and block license revenues for the same time period were 52% of the revenues of the Company. During the second quarter of fiscal year 2007, two customers each generated greater than 10% of the revenues of the Company and collectively contributed 83% of such revenues. Block license revenues for the same time period were 53% of the revenues of the Company. See “Item 1. Financial Statements - Note 8. Subsequent Events.”

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the first six months of fiscal year 2008, two customers, Konica Minolta and Kyocera-Mita, each generated greater than 10% of the revenues of the Company and collectively contributed 69% of such revenues. Block license revenues for the same time period were 37% of the revenues of the Company. During the same period perpetual licensing revenues were 27% of the revenues of the Company. During the six months ending July 31, 2007, two customers each generated greater than 10% of the revenues of the Company and collectively contributed 73% of such revenues. Block license revenues for the same time period were 49% of the revenues of the Company. See “Item 1. Financial Statements - Note 8. Subsequent Events.”

 In fiscal 2005, 2006 and 2007, Adobe Postscript accounted directly or indirectly for 40%, 79% and 54% of the Company's licensing revenues and corresponding percentage of product licensing expense of 73%, 90%, and 76%, respectively. A loss of the Company's Adobe revenues could have a material adverse effect on the Company's results of operations, business and future cash flows.

6.	Income Taxes:

On February 1, 2007, the Company adopted FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes -- an Interpretation of FASB Statement No. 109" (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are to be recognized.

There was no cumulative effect of adopting FIN 48 to the February 1, 2007 retained earnings balance. On the date of adoption, the Company had $2.0 million of unrecognized tax benefits, none of which would reduce its effective tax rate if recognized. For the three and six month periods ending July 31, 2007, there was no material changes to tax reserves that impacted the company’s effective tax rate. For the three and six months ended July 31, 2007 and 2006, the Company had minimal provision for income taxes as all taxable income is offset by the net operating loss carried forward. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Interest and penalties related to income tax liabilities will be included in pre-tax income. At February 1, 2007, the Company's January 31, 2005 through January 31, 2007 tax returns remain open to examination by the tax authorities. However, the Company has consolidated or acquired Net Operating Losses (“NOL”) beginning in tax years January 31, 2004 which when utilized would cause the statute of limitations to remain open for the year in which the NOL was incurred.

The Company has provided a full valuation allowance on its net deferred tax assets because of the uncertainty with respect to its ability to generate future taxable income to realize its deferred tax assets. With a change in management's assessment of the uncertainty, the valuation allowance will be adjusted accordingly.

7.	New Accounting Standards

On February 1, 2007, the Company adopted FIN 48. See “Item 1. Financial Statements - Note 6. Income Taxes” for further information.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, (“SFAS 159”). SFAS 159 has as its objective to reduce both complexity in accounting for financial instruments and volatility in earnings caused by measuring related assets and liabilities differently. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year, provided that the entity makes that choice in the first 120 days of that fiscal year. The Company is evaluating the impact, if any, that SFAS 159 may have on its consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Subsequent Events

On August 16, 2007, the Company entered into a letter agreement with Adobe, which extended the term of the Adobe Licensing Agreement, and confirms that the license granted from Adobe to Peerless under the terms of the Adobe Agreement is non-exclusive in nature. The letter agreement provides that the termination date of the Adobe License Agreement will be extended to June 30, 2008, referred herein as the Adobe Expiration Date. If the Company is unable to enter into a new licensing agreement with Adobe by the Adobe Expiration Date, or if the Company is unable to enter into an amendment extending the term of the Adobe License Agreement, the Company would lose the ability to sublicense Adobe PostScript. See “Item 1. Financial Statements - Note 5. Concentration of Revenues.”

 In fiscal 2005, 2006 and 2007, Adobe Postscript accounted directly or indirectly for 40%, 79% and 54% of the Company's licensing revenues and corresponding percentage of product licensing expense of 73%, 90%, and 76%, respectively. A loss of the Company's Adobe revenues could have a material adverse effect on the Company's results of operations, business and future cash flows.

PEERLESS SYSTEMS CORPORATION

Item 2 —	Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not historical facts constitute “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are necessarily estimates reflecting the judgment of the senior management of Peerless Systems Corporation (the “Company,” “Peerless,” “we,” “us,” and “our”) based on the Company's current estimates, expectations, forecasts and projections and include comments that express the current opinions about trends and factors that may impact future operating results. Disclosures that use words such as we “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect,” “project,” “predict,” “forecast,” “outlook,” “potential,” “continue,” “may,” “future,” “can,” and “should” or the negative of these, as well as similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of the Company's control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors under “Risk Factors” in Part II, Item 1A. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about the Company's businesses including, without limitation, the risk factors discussed below. Except as required under the federal securities laws and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise. The Private Securities Litigation Reform Act of 1995 (the “PSLRA”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this report are made pursuant to the PSLRA.

Highlights

At the end of the fourth quarter of fiscal 2007, we experienced a downturn in revenue due to lower demand for the Company's core technologies. Consolidated revenues for the second quarter of fiscal year 2008 were $6.9 million, a 12% decrease from the second quarter of fiscal 2007, and a 46% increase from the first quarter of fiscal 2008. The decrease in revenues was primarily attributable to lower product licensing revenues in the second quarter of fiscal year 2008 compared to prior periods, due to decreased sales of block licenses.

Engineering services and maintenance contract backlog at July 31, 2007 was approximately $0.5 million. This compares to $0.3 million as of April 30, 2007. The contract backlog at July 31, 2007 does not include additional amounts expected under the binding memorandum of understanding (“MOU”) with Kyocera-Mita Corporation (“Kyocera-Mita”). On April 17, 2007, the Company and Kyocera-Mita entered into a Master Development Agreement, a Licensed Software Addendum, and Master Maintenance and Support Agreement, (the “Definitive Agreements”) all effective as of February 1, 2005, the date of the MOU. On July 13, 2007, Peerless entered into another Licensed Software Addendum (the “Addendum”) to a Master Technology License Agreement between the Company and Kyocera-Mita, dated April 1, 1997. Pursuant to the Addendum, the Company licenses to Kyocera-Mita certain software and hardware products arising under that certain MOU and Master Development Agreement between the parties effective as of February 1, 2005. The Addendum is filed as an exhibit to this Form 10-Q, with portions omitted and filed separately with the SEC pursuant to a request for confidential treatment. The Company and Kyocera-Mita have agreed that the engineering services portion of the MOU will not be extended beyond the current expiration date of January 31, 2008, without a negotiation of the number of engineers required, future services and deliverables of the agreement, and the fees and incentive bonuses, if any, to be earned. The Company continues to negotiate an extension for the engineering services portion of the MOU with terms and service levels acceptable to both parties. The engineering services, licensing and maintenance revenue from the MOU, Definitive Agreements and Addendum are material to the Company's business. If the Company experiences an extended delay in the signing of a renewal of the engineering services portion of the MOU and Definitive Agreements, or the Company is unable to come to agreement with Kyocera-Mita on terms and conditions that are acceptable to both parties, it could have a material adverse effect on the Company’s business, results of operations and prospects for the future. See “Part II. Item 1A. Risk Factors - If the Company and Kyocera-Mita do not extend beyond January 31, 2008, the current engineering service agreement, the Company's cash flows will be materially and adversely affected.” and“The uncertainty as to the introduction and success of the Kyocera-Mita products could materially and adversely affect the Company's results of operations.”

For the quarter ended July 31, 2007, the Company recognized revenues of approximately $2.2 million under the MOU, including $0.2 million for an incentive bonus for performance during the second quarter of fiscal year 2008.

We achieved several operational milestones during and shortly after the close of the second quarter as well as realized some setbacks in the Company's ongoing business:

•
The Company entered into a one-time non-exclusive, non-transferable, perpetual license for select technology with one of our largest customers, valued at $3.2 million,, all of which was recognized as revenue during the second quarter of fiscal year 2008. This represents the first time we have offered this type of licensing agreement to one of our customers and is a direct response to ever increasing competition in our industry. Perpetual licensing revenues are derived from fees paid by the Company’s customers to use the software indefinitely. The Company generally recognizes revenues associated with perpetual licenses on delivery and acceptance of software, when collection of the resulting receivable is probable, when the fee is fixed and determinable, and when the Company has no significant future obligations. Associated payments are typically made in one lump sum.

•
As previously disclosed, our Adobe License Agreement was scheduled to terminate on December 31, 2007, if not extended or renewed. Subsequent to the end of the second quarter of fiscal 2008 we entered into a letter agreement that extends the current agreement through June 30, 2008. See “Item 1. Financial Statements - Note 5. Concentration of Revenue.” and “Note 8. Subsequent Events.”; “Part II. Item 1A. Risk Factors - Our current licensing agreement with Adobe Systems Incorporated expires June 30, 2008, and if we do not enter into an amendment to extend the Adobe License Agreement, or enter into a new Adobe licensing agreement before such expiration date, this may have a material adverse effect on our operating results.” and “We rely on relationships with Adobe Systems Incorporated and Novell Inc., and any adverse change in those relationships will harm our business.”

•
On July 13, 2007, Peerless entered into the Addendum to a Master Technology License Agreement between the Company and Kyocera-Mita, dated April 1, 1997. Pursuant to the Addendum, the Company licenses to Kyocera-Mita certain software and hardware products arising under the MOU and that certain Master Development Agreement between the parties effective as of February 1, 2005. This created a contract backlog of licensing revenue in the amount of $5.0 million, none of which is expected to be recognized in the third quarter. See “Part II. Item 1A. Risk Factors - If the Company and Kyocera-Mita do not extend beyond January 31, 2008, the current engineering service agreement, the Company's cash flows will be materially and adversely affected.” ; “We rely on relationships with certain customers and any adverse change in those relationships will harm our business.” and “Our existing capital resources may not be sufficient and if we are unable to raise additional capital, our business may suffer.”

•
The board of directors was expanded to a total of six members with three new members. That makes five new members, deep in operational, managerial and technology-related expertise, that have joined the board in the last six months.“Part II. Item 1A. Risk Factors - A change in our Board of Directors may change the direction of our strategic initiatives.”

•
On May 17, 2007, one of our third party software licensing vendors advised the Company that they were discussing the possibility of providing licensing and engineering services directly to one of our customers. This customer has advised us that they will be doing less business with us going forward due to their ability to find more favorable pricing. In fiscal 2005, 2006 and 2007, the customer in question accounted for 12%, 10% and 4% of our revenues respectively. “Part II. Item 1A. Risk Factors - The increased use of low-cost offshore engineering and test labor by our customers, third party technology suppliers and competitors as well as the shift by OEMs towards in-house development poses significant risks to our competitive position.”

•
During the second quarter, we visited a number of potential business partners, including select companies in Taiwan, China and Japan, to discuss our vision for a solution software application as well as opportunities in the all-in-one devices. We intend to pursue these opportunities in a disciplined fashion.

•
On May 2, 2007, the Peerless Full Value Committee, which composed of Pembridge Capital Management LLC, E2 Investment Partners, LLC and certain other shareholders, announced that they beneficially owned approximately 8.8% of the outstanding shares of the Company and was launching a proxy contest for three board seats. On June 4, 2007, the Company entered into a settlement agreement with the members of the Peerless Full Value Committee, a copy of which is filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 6, 2007. Pursuant to the terms of the settlement agreement, among other things, the board of directors added Timothy Brog to its slate of nominees for election to a one-year term at the Company’s annual meeting of stockholders to be held on July 9, 2007 and the Peerless Full Value Committee was disbanded. See “Part II. Item 1A. Risk Factors - A change in our board of directors may change the direction of our strategies. ”

•
Research and development expenses, which were cut by a $0.9 million compared with last year's second quarter, were $1.2 million, or 17.6% of revenue, versus $2.1 million, or 26.8% of revenue, in the second quarter last year, and $1.1 million, or 24.2% of revenue, in the 2008 fiscal first quarter. The year-over-year decline in research and development expenses resulted primarily from a reduction in workforce. Sales and marketing expenses were $0.7 million, or 9.8% of revenue, versus $0.8 million, or 9.6% of revenue, in last year's second quarter, and $0.6 million, or 12.8% of revenue, in the 2008 first fiscal quarter.

Despite an encouraging performance in the second quarter of fiscal 2008, we are increasingly concerned by changes taking place in our industry and the impact they are having on our current and anticipated revenue streams.

•
We are overly reliant on block license revenue, which is coming from a highly concentrated base of OEM customers. See “Part II. Item 1A. Risk Factors - We rely on relationships with certain customers and any adverse change in those relationships will harm our business.”

•
Increasingly intense competition within our end markets is applying significant downward pricing pressure on the overall office workgroup imaging space, and by extension, on our core intellectual properties and on our third party license revenue sharing agreements. As previously disclosed, our agreement with Adobe terminates on June 30, 2008, and while we are currently negotiating, a renewal or new licensing agreement with Adobe, there can be no guarantee that we will be successful. See “Part II. Item 1A. Risk Factors - The increased use of low-cost offshore engineering and test labor by our customers, third party technology suppliers and competitors as well as the shift by OEMs towards in-house development poses significant risks to our competitive position.”

•
We, as well as our OEM customers and third party technology suppliers, face increasingly intense competition within our industry, which is applying significant downward pricing pressure on our products and services. As a result, our OEM customers and third party technology suppliers continue to seek lower cost alternatives for their engineering needs. Some of our OEM customers and third party technology suppliers, including Adobe, have developed extensive offshore operations in countries such as India, that are capable of delivering lower cost solutions than we are able to deliver as of today. The ability of our OEM customers and third party technology suppliers to provide the same services at a lower cost may result in them no longer needing our services, as well as being in direct competition with us by providing the same services at a lower cost to our other customers. This may result in us losing some of our customers and may have a material adverse effect on our business, results of operations and future cash flows. See “Item 1. Financial Statements Note 8. Subsequent Events” and “Note 5. Concentration of Revenues.” See also “Part II. Item 1A. Risk Factors - We rely on relationships with Adobe Systems Incorporated and Novell Inc., and any adverse change in those relationships will harm our business.” and “We rely on relationships with certain customers and any adverse change in those relationships will harm our business.”

•
Limited initial traction for our standalone color technologies necessitates continued modification of our business plan including an aggressive pursuit of new opportunities for diversified growth and profitability. Without new revenue opportunities, top-line performance is projected to continue to decline for several years.

•
We have experienced two consecutive profitable fiscal years, 2007 and 2006. Prior to 2006, we were unprofitable in four of the previous five fiscal years. There are many risks and uncertainties that may impact our performance and there can be no guarantees that we will be profitable at any time in the future.

•
We have designed a diversification strategy to reduce our exposure within a segment of our industry that we believe offers only limited opportunity. Our intent is to acquire or invest in existing, well-run enterprises in ancillary markets, and we have narrowed the universe of opportunities we are pursuing. No agreement has been entered into with any third party. See “Part II. Item 1A. Risk Factors - While the Company intends to invest in or acquire a software solution company, there is no certainty or guarantee that the Company will be successful in finding and/or agreeing with a third party for such an investment or acquisition.”

•
It is our expectation that this strategy of maximizing Peerless' strength in the traditional core areas of imaging, Adobe PostScript™, networking and hardware IP while focusing on our two new initiatives, the solution software application area and the all-in-one, or AIO, marketplace will strengthen our revenue streams and help achieve long term earnings growth. Our inability to implement our strategic plan, develop and offer products, and manage expansion in the aforementioned marketplaces, as well as the declining sales trend of our existing licenses, downward price pressure on our existing technologies, uncertainty surrounding third party license revenue sharing agreements, downward price pressure on OEM products and the anticipated consolidation of the number of OEMs in the marketplace, may have a material adverse effect on our business and financial results. See “Part II. Item 1A Risk Factors - We may be unable to implement our business plan effectively.” and “While the Company intends to invest in or acquire a software solution company, there is no certainty or guarantee that the Company will be successful in finding and/or agreeing with a third party for such an investment or acquisition.”

General

We generate revenue from our OEMs through the sale of imaging solutions in either turnkey or SDK form. Historically, demand by OEMs for turnkey solutions had exceeded demand for SDK solutions. However, beginning in fiscal year 2000, we experienced a shift in demand away from turnkey solutions towards demand for SDKs, particularly for our mature monochrome solutions. We have attempted to expand our high performance color solutions by incorporating our networking technologies and related imaging technologies licensed from third parties. This effort has achieved only limited initial success.

Our product licensing revenues are comprised of both recurring per unit and block licensing revenues and development licensing fees for source code or Software Development Kit (“ SDKs”). Licensing revenues are derived from per unit fees paid periodically by our OEM customers upon manufacturing and subsequent commercial shipment of products incorporating our technology. Licensing revenues are also derived from arrangements in which we enable third party technology, such as solutions from Adobe or Novell, to be used with our OEM partners' products.

Block licenses are per unit licenses in large volume quantities to an OEM for products either in or about to enter into distribution into the marketplace. Payment schedules for block licenses are negotiable and payment terms are often dependent on the size of the block and other terms and conditions of the block license being sold. Typically, payments are made in either one lump sum or over a period of four or more quarters.

Perpetual licensing revenues are derived from fees paid by the Company’s customers to use the software indefinitely. The Company generally recognizes revenues associated with perpetual licenses on delivery and acceptance of software, when collection of the resulting receivable is probable, when the fee is fixed and determinable, and when the Company has no significant future obligations. Associated payments are typically made in one lump sum.

Revenue received for block licenses is recognized in accordance with SOP 97-2, which requires that revenue be recognized after the following conditions have been met: (1) delivery has occurred; (2) fees have been determined and are fixed; (3) collection of fees is probable; and (4) evidence of an arrangement exists. For block licenses that have a significant portion of the payments due within twelve months, revenue is generally recognized at the time the block license becomes effective assuming all other revenue recognition criteria have been met. See “Part II. Item 1A. Risk Factors - Our licensing revenue is subject to significant fluctuations which may materially and adversely affect our operating results.”

We also have engineering services revenues that are derived primarily from adapting the Company's software and supporting electronics to specific OEM requirements. The Company's maintenance revenues are derived from software maintenance agreements. Maintenance revenues currently constitute a small fraction of total revenue.

Historically, a limited number of customers have provided a substantial portion of the Company's revenues. Therefore, the availability and successful closing of new contracts, or modifications and additions to existing contracts with these customers may materially impact the Company's financial position and results of operations from quarter to quarter.

The Company's technology has addressed the worldwide market for monochrome printers (21-69 pages per minute) and MFPs (21-110 pages per minute). This market has been consolidating, and the demand for the monochrome technology and products offered by us declined throughout fiscal year 2007 and the first six months of fiscal year 2008.

OEMs have continued to reduce the absolute number of new products being developed and in some instances, OEMs have performed in-house development projects for the products they are developing and/or planning to launch. Although there have been fewer opportunities for us to sell the Company's turnkey services and SDKs, we continue to support our current OEM controller customers in the digital printing devices business with our existing and new technologies.

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

As a result of potential decline of OEM revenue and uncertainty of future engineering services contracts of significant size, the Company intends to diversify its business to better ensure growth and profitability. The Company intends to maximize its strength in the following core areas: imaging; Adobe PostScript™; networking; and hardware intellectual property. The strategy is to leverage our core technologies into the rapidly growing all-in-one product market which we believe may result in additional sales opportunities or business relationships. In addition, the short term focus is on the solution software application area that would be attractive primarily, but not exclusively, to our existing customer base. The Company plans to acquire or invest in existing enterprises to accomplish this goal. While the Company has begun research and investigation, no agreement has been entered into with any third party.

Liquidity and Capital Resources

Compared to January 31, 2007, total assets at July 31, 2007 decreased 3% to $23.0 million and stockholders' equity increased 6% to $17.2 million. The Company's cash and investment portfolio at July 31, 2007 was $15.8 million, a decrease of 3% from $16.4 million as of January 31, 2007, and the ratio of current assets to current liabilities was 4.3:1, which is an increase from the 3.3:1 ratio as of January 31, 2007. The increase was primarily the result of the decrease in accrued product licensing costs. The Company's operations used $0.2 million in cash during the six months ended July 31, 2007, compared to $1.2 million in cash used by operations during the six months ended July 31, 2006.

During the six months ended July 31, 2007, $0.5 million in cash was used by the Company's investing activities. The Company has not historically purchased, nor does it expect to purchase in the future, derivative instruments or enter into hedging transactions. During the six months ended July 31, 2007 and 2006, the Company invested $0.2 million in property, equipment and leasehold improvements.

At July 31, 2007, the Company's principal source of liquidity, cash and cash equivalents was $15.8 million; a decrease of $0.5 million from January 31, 2007. Peerless does not have a credit facility. The Company may require additional long-term capital to finance working capital requirements. See “Part II. Item1A - Risk Factors - Our existing capital resources may not be sufficient and if we are unable to raise additional capital, our business may suffer.”

The Company and Kyocera-Mita have agreed that the engineering services portion of the MOU will not be extended beyond the current expiration date of January 31, 2008, without a negotiation of the number of engineers required, future services and deliverables of the agreement, and the fees and incentive bonuses, if any, to be earned. The Company continues to negotiate an extension for the engineering services portion of the MOU and Definitive Agreements with terms and service levels acceptable to both parties. The engineering services, licensing and maintenance revenue from the MOU, Definitive Agreements and Addendum are material to the Company's business. If the Company experiences an extended delay in the signing of a renewal of this agreement or the Company is unable to come to agreement with Kyocera-Mita on terms and conditions for future business that are acceptable to both parties, it could have a material adverse effect on cash flows, the business, results of operations and prospects for the future.

 We, as well as our OEM customers and third party technology suppliers, face increasingly intense competition within our industry, which is applying significant downward pricing pressure on products and services. As a result, our OEM customers and third party technology suppliers continue to seek lower cost alternatives for their engineering needs. Some of our OEM customers and third party technology suppliers, including Adobe, have developed extensive offshore operations in countries such as India, that are capable of delivering lower cost solutions than we are able to deliver as of today. The ability of our OEM customers and third party technology suppliers to provide the same services at a lower cost may result in them no longer needing our services, as well as being in direct competition with us by providing the same services at a lower cost to our other customers. This may result in us losing some of our customers and may have a material adverse effect on our business, results of operations and future cash flows. See “Item 1. Financial Statements Note 5. Concentration of Revenues” and “Note 8. Subsequent Events.” See also “Part II. Item 1A. Risk Factors - We rely on relationships with Adobe Systems Incorporated and Novell Inc., and any adverse change in those relationships will harm our business.” and“ We rely on relationships with certain customers and any adverse change in those relationships will harm our business.”

If we are unable to enter into a new licensing agreement with Adobe by the Adobe Expiration Date, or if we are unable to enter into an amendment extending the term of the Adobe License Agreement, we would lose the ability to sublicense Adobe PostScript and this would negatively impact our ability to earn future sublicensing revenue. This will adversely affect our financial condition and results of operations. See “Part II. Item 1A. Risk Factors - Our current licensing agreement with Adobe Systems Incorporated expires June 30, 2008, and if we do not enter into an amendment to extend the Adobe License Agreement, or enter into a new Adobe licensing agreement before such expiration date, this will have a material adverse effect on our operating results.”; and “Item 1. Financial Statements - Note 5. Concentration of Revenues.”

If we do not generate anticipated cash flow from licensing and services, or if expenditures are greater than expected, we most likely will reduce discretionary spending, which could require a delay, scaling back or elimination of some or all of our development efforts, any of which could have a material adverse effect on our business, results of operations and prospects. Furthermore, if we do not experience positive cash flows as is anticipated, and we are unable to increase revenues or cut costs so that revenues generated from operating activities are sufficient to meet our obligations, we will be required to obtain additional capital from other sources, such as issuances of debt or equity securities, or bank financing. The Company may not be able to obtain additional capital on commercially reasonable terms, or at all, which could have a material adverse effect on our operations, liquidity and financial condition, our prospects, and the scope of strategic alternatives and initiatives available to us.

Declining sales trends and downward price pressure on our existing technologies, uncertainties surrounding our third party license revenue sharing agreements and an anticipated consolidation of the number of OEMs in the marketplace have resulted in a decline in our operating revenues in the first six months of fiscal 2008. The Company has begun to scale back its operations to better match the currently projected cash flows anticipated from the Definitive Agreements, licensing agreements with other large customers and our third party license revenue sharing agreements. Any significant change in cash projections may require further scaling of our operations. The Company currently does not have a credit facility. Long term, the Company may face significant risks associated with the successful execution of its business strategy. If the Company is not successful in generating sufficient cash flow from operations, it may need to raise additional capital through public or private financing, strategic relationships, or other arrangements in order to develop new or enhance existing services or products, and to respond to competitive pressures or to acquire complementary services, businesses, or technologies. Under such circumstances, there can be no guarantee that we would be able to obtain additional capital on acceptable terms or at all. The inability to obtain such resources would have a material adverse effect on the Company, its operations, liquidity and financial condition, its prospects and the scope of strategic alternatives and initiatives available to the Company.

Critical Accounting Policies

Management's Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that they believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

We account for our software revenues in accordance with Statement of Position, or SOP, 97-2, “Software Revenue Recognition” as amended by SOP 98-9, EITF 00-21, “Revenue Arrangements with Multiple Deliverables” and Staff Accounting Bulletin No. 104, “Revenue Recognition”. Over the past several years, we entered into block license agreements that represent unit licenses for products that will be licensed over a period of time. In accordance with SOP 97-2, revenue is recognized when the following attributes have been met: (1) an agreement exists between us and the OEM selling product utilizing our intellectual property and/or a third party's intellectual property for which we are an authorized licensor, (2) delivery and acceptance of the intellectual property has occurred, (3) the fees associated with the sale are fixed and determinable and (4) collection of the fees are probable. Under our accounting policies, fees are fixed and determinable if 90% of the fees are to be collected within a twelve-month period, in accordance with SOP 97-2. If more than 10% of the payments of fees extend beyond a twelve-month period, they are recognized as revenues when they are due for payment, in accordance with SOP 97-2.

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

We derived revenues from the sale of controllers for MFP devices. We recognized this revenue in accordance with SEC Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements” (SAB 104, SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. We sold the controllers to certain OEM dealers for distribution to end users. Because it was a relatively new product, we were unable to establish a history regarding returns of product shipped. Therefore, we recognized revenue only upon sales through to end users based on meeting the revenue recognition criteria under  Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists.” The sale of these controllers was discontinued during the quarter ended January 31, 2006.

The Company provides an accrual for estimated product licensing costs owed to third party vendors whose technology is included in the products sold by the Company. The accrual is impacted by estimates of the mix of products shipped under certain of the Company's block license agreements. The estimates are based on historical data and available information as provided by the Company's customers concerning projected shipments. Should actual shipments under these agreements vary from these estimates, adjustments to the estimated accruals for product licensing costs may be required. Except for the change in estimate previously reported and recorded during the third quarter of fiscal 2007, actual results have historically been consistent with management's estimates.

On February 1, 2007, the Company adopted FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes -- an Interpretation of FASB Statement No. 109" “FIN 48“. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are to be recognized.

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

We grant credit terms in the normal course of business to our customers. We continuously monitor collections and payments from our customers and maintain allowances for doubtful accounts for estimated losses resulting from the inability of any customers to make required payments. Estimated losses are based primarily on specifically identified customer collection issues. If the financial condition of any of our customers, or the economy as a whole, were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Actual results have historically been consistent with management's estimates.

Our recurring product licensing revenues are dependent, in part, on the timing and accuracy of product sales reports received from our OEM customers. These reports are provided only on a calendar quarter basis and, in any event, are subject to delay and potential revision by the OEM. Therefore, we are required to estimate all of the recurring product licensing revenues for the last month of each fiscal quarter and to further estimate all of our quarterly revenues from an OEM when the report from such OEM is not received in a timely manner. In the event we are unable to estimate such revenues accurately prior to reporting financial results, we may be required to adjust revenues in subsequent periods. For the second quarter ended July 31, 2007 revenues subject to such estimates were minimal. Actual results have historically been consistent with management's estimates.

Results of Operations

Comparison of Quarters Ended July 31, 2007 and 2006

	Percentage of		Percentage
	Total Revenues		Change
	Three Months		Three Months
	Ended		Ended
	July 31,		July 31,
	2007	2006	2007 vs. 2006
Statements of Operations Data:
Revenues:
Product licensing	64%	65%	(14)%
Engineering services and maintenance	36	35	(7)
Hardware sales	—	—	(93)
Total revenues	100	100	(12)
Cost of revenues:
Product licensing	5	17	(76)
Engineering services and maintenance	26	28	(18)
Hardware sales	—	—	(100)
Total cost of revenues	31	46	(40)
Gross margin	69	54	12
Operating expenses:
Research and development	18	27	(42)
Sales and marketing	10	10	(10)
General and administrative	26	23	—
Total operating expenses	54	60	(21)
Income (loss) from operations	15	(6)	(339)
Other income (expense), net	2	1	56
Income (loss) before income taxes	18	(4)	(469)
Provision for income taxes	1	—	(267)
Net income (loss)	17%	(4)%	(471)%

Net Income

Our net income in the second quarter of fiscal year 2008 was $1.2 million, or $0.07 per basic share and $0.07 per diluted share, compared to a net loss of $0.4 million, or $0.02 per basic share.

Revenues

Consolidated revenues were $6.9 million for the second quarter of fiscal year 2008, compared to $7.9 million for the second quarter of fiscal year 2007. Licensing revenues decreased $0.7 million in the second quarter of fiscal year 2008 due primarily to a decrease in block licensing revenue resulting from a decline in the demand for our technologies and services. Engineering services and maintenance revenues decreased $0.2 million, primarily as a result of increased competition for business on a global basis.

Cost of Revenues

Total cost of revenues was $2.2 million in the second quarter of fiscal year 2008, compared to $3.6 million in the second quarter of fiscal year 2007. Product licensing costs decreased $1.0 million in the period as a result of a lower level of third party intellectual property contained in the licenses entered into during the second quarter of this fiscal year. This resulted in a corresponding decrease in the percentage of product liability expense to licensing revenue being incurred. Engineering services and maintenance costs in the second quarter of fiscal year 2008 were $0.4 million lower than in the second quarter of fiscal 2007, primarily because of the staff reductions made over the last six months.

Gross Margin

Our gross margin increased to 69% in the second quarter of fiscal year 2008, compared with 54% in the second quarter of fiscal year 2007. The increase in fiscal year 2008 was due primarily to the lower level of third party intellectual property which results in a higher gross margin to us and a corresponding decrease in the percentage of product liability expense to licensing revenue being incurred.

Operating Expenses

Total operating expenses for the second quarter of fiscal year 2008 decreased 21% to $3.8 million, compared with $4.7 million for the same period one year ago.

•
Research and development expenses decreased 42% to $1.2 million in the second quarter of fiscal year 2008 from $2.1 million in the comparable quarter of fiscal year 2007. The cancellation of the development efforts associated with the System on a Chip “SoC“ and the decrease in staffing that has occurred over the last fiscal year, as well as a result of the reduction in workforce that took place in the fourth quarter of 2007, are the primary reasons for the decline in research and development expense.

•
Sales and marketing expenses decreased 10% to $0.7 million in the second quarter of fiscal year 2008 from $0.8 million in the comparable quarter of fiscal year 2007. The decrease during the current fiscal year was the result of lower sales bonuses and commissions which are now focused on rewarding the sale of new technologies on new devices.

•	General and administrative expenses remained relatively unchanged from second quarter of fiscal year 2007 to second quarter of fiscal year 2008 ($1.8 million each quarter).

Income Taxes

Our tax provision is currently based primarily on the alternative minimum tax. We have net operating loss carry-forwards and tax credits sufficient to offset profits, which has minimized our income tax expense. We have provided a valuation allowance on our net deferred tax assets because of the uncertainty with respect to our ability to generate future taxable income to realize our deferred tax assets. See “Item 1. Financial Statements - Note 6. Income Taxes.”

Comparison of Six Months Ended July 31, 2007 and 2006

	Percentage of		Percentage
	Total Revenues		Change
	Six Months		Six Months
	Ended		Ended
	July 31,		July 31,
	2007	2006	2007 vs. 2006
Statements of Operations Data:
Revenues:
Product licensing	56%	64%	(39)%
Engineering services and maintenance	44	34	(9)
Hardware sales	—	2	(99)
Total revenues	100	100	(30)
Cost of revenues:
Product licensing	9	11	(42)
Engineering services and maintenance	31	25	(14)
Hardware sales	—	1	(100)
Total cost of revenues	40	37	(25)
Gross margin	60	63	(33)
Operating expenses:
Research and development	20	25	(43)
Sales and marketing	11	9	(17)
General and administrative	29	19	3
Total operating expenses	60	54	(22)
Income from operations	—	9	(100)
Other income, net	3	1	79
Income before income taxes	3	10	(77)
Provision for income taxes	—	—	(33)
Net income	3%	10%	(77)%

Net Income

Our net income in the first six months of fiscal year 2008 was $0.4 million, or $0.02 per basic share and $0.02 per diluted share, compared to a net income of $1.7 million, or $0.10 per basic share and $0.09 per diluted share, in the first six months of fiscal year 2007.

Revenues

Consolidated revenues were $11.7 million for the first six months of fiscal year 2008, compared to $16.7 million for the first six months of fiscal year 2007. Licensing revenues decreased $4.2 million in the first six months of fiscal year 2008 due primarily to a decrease in block licensing revenue resulting from a decline in the demand for our technologies and services. Engineering services and maintenance revenues decreased $.5 million, primarily as a result of increased competition for business on a global basis.

Cost of Revenues

Total cost of revenues was $4.7 million in the first six months of fiscal year 2008, compared to $6.2 million in the first six months of fiscal year 2007. Product licensing costs decreased $0.8 million in the period as a result of a lower level of third party intellectual property contained in the licenses entered into during the second quarter of this fiscal year. This resulted in a corresponding decrease in the percentage of product liability expense to licensing revenue being incurred. Engineering services and maintenance costs in the first six months of fiscal year 2008 were $3.6 million, compared to $4.2 million in the first six months of fiscal year 2007.

Gross Margin

Our gross margin decreased to 60% in the first six months of fiscal year 2008, compared with 63% in the first six months of fiscal year 2007. The decrease in fiscal year 2008 was primarily to a higher percentage of engineering services revenue versus product licensing revenue.

Operating Expenses

Total operating expenses for the first six months of fiscal year 2008 decreased 22% to $7.0 million, compared with $9.0 million for the same period one year ago.

•
Research and development expenses decreased 43% to $2.4 million in the first six months of fiscal year 2008 from $4.2 million in the first six months of fiscal year 2007. The cancellation of the development efforts associated with the SoC and the decrease in staffing that has occurred over the last fiscal year, as well as a result of the reduction in workforce that took place in the fourth quarter of 2007, are the primary reasons for decline in research and development expense.

•
Sales and marketing expenses decreased 17% to $1.3 million in the first six months of fiscal year 2008 from $1.6 million in the first six months of fiscal year 2007. The decrease during the current fiscal year was the result of lower sales bonuses and commissions which are now focused on rewarding the sale of new technologies on new devices.

•
General and administrative expenses increased 3.2% to $3.3 million in the first six months of fiscal year 2008 from $3.2 million in the first six months of fiscal year 2007, due mainly to expenses incurred in the proxy contest.

Income Taxes

Our tax provision is currently based primarily on the alternative minimum tax. We have net operating loss carry-forwards and tax credits sufficient to offset profits, which has minimized our income tax expense. We have provided a valuation allowance on our net deferred tax assets because of the uncertainty with respect to our ability to generate future taxable income to realize our deferred tax assets. See “Item 1. Financial Statements - Note 6. Income Taxes.”

Item 3 —	Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to a variety of risks in its investments, mainly a lowering of interest rates. The primary objective of the Company's investment activities is to preserve the principal of its investments, while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company from time to time maintains its portfolio of cash equivalents, fixed rate debt instruments of the U.S. Government and high-quality corporate issuers and short-term investments in money market funds. Although the Company is subject to interest rate risks, the Company believes an effective increase or decrease of 10% in interest rate percentages would not have a material adverse effect on its results from operations.

The Company has not entered into any derivative financial instruments. Currently all of the Company's contracts, including those involving foreign entities, are denominated in U.S. dollars. The Company has experienced no significant foreign exchange gains or losses to date. The Company has not engaged in foreign currency hedging activities to date and has no intention of doing so. The Company's international business is subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and to a lesser extent foreign exchange rate volatility. See “Part II. Item 1A. - Risk Factors - Our international activities may expose us to risks associated with international business.” Accordingly, the Company's future results could be materially and adversely affected by changes in these or other factors.

Item 4 —	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Peerless management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13(a)-15(b) under the Securities Exchange Act of 1934, as amended, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective, at a reasonable assurance level, at ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported as required in applicable SEC rules and forms.

(b) Changes in internal control over financial reporting

In the three months ended July 31, 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 —	Legal Proceedings.

The Company is involved in various legal proceedings incidental to the conduct of its business, including those identified below. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company records a provision for liability when management believes that it is probable that a liability has been incurred and the Company can reasonably estimate the amount of loss. The Company does not believe there is a need for such a provision at this time. The Company reviews these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular proceeding. See “Part II. Item 1A. Risk Factors - We have negotiated with Adobe Systems Incorporated and Canon Inc. to remedy a contract dispute, which if not remedied, could result in the loss of the Adobe agreement and could harm our business.” and “We currently face a potential lawsuit of intellectual property infringement from Screentone Systems Corporation, through one of our customers, and we may be liable for damages.”

Item 1A —	Risk Factors

Our short and long-term success is subject to many factors that are beyond our control. Stockholders and prospective stockholders in the Company should consider carefully the following risk factors, in addition to the information contained elsewhere in this Report. This Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors below.

A change in our Board of Directors may change the direction of our strategic initiatives.

On June 4, 2007, the Company entered into a settlement agreement with members of the Peerless Full Value Committee, which is composed of Pembridge Capital Management LLC, E2 Investment Partners LLC and certain other shareholders, a copy of which is filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2007. Pursuant to the terms of the settlement agreement, among other things, the Board of Directors added Timothy Brog to its slate of nominees for election to a one-year term at the Company’s annual meeting of stockholders to be held on July 9, 2007 and the Peerless Full Value Committee was disbanded. Promptly following the annual meeting, the Nominating and Corporate Governance Committee of the board agreed to use all commercially reasonable efforts to identify, as soon as reasonably practicable, and no later than October 31, 2007, two candidates for recommendation to the board, each of whom is “independent” as defined in Nasdaq Marketplace Rule 4200(a)(15). On August 1, 2007, the board of directors increased the authorized number of directors from four to six and effective August 2 and 3, 2007, appointed John C. Reese and John Thomas Zender, respectively, as directors of the Company to fill vacancies created thereby. These recently appointed directors, and any additional directors that may be appointed in the future, may change the direction of the current strategic initiatives of the Company.

We have a history of losses.

Although we were profitable in fiscal years 2007 and 2006, we had been unprofitable in four of the previous five fiscal years. There is no guarantee that we will continue to be profitable at any time in the future.

If the Company and Kyocera-Mita do not extend beyond January 31, 2008, the current engineering service agreement, the Company's cash flows will be materially and adversely affected.

On March 1, 2005, the Company entered into a MOU with Kyocera-Mita to provide a range of non-exclusive engineering services and product development services. Pursuant to the MOU, Kyocera-Mita has agreed to pay the Company an aggregate of $24.0 million, which will be paid in $2.0 million quarterly payments over the initial three-year term of the MOU. On April 17, 2007, the Company and Kyocera-Mita entered into a Master Development Agreement, a Licensed Software Addendum, and a Master Maintenance and Support Agreement, herein referred to as the Definitive Agreements. These Definitive Agreements supplement and clarify, but generally do not supersede, the binding MOU made by the parties as of February 1, 2005. The Definitive Agreements provide additional specifications relating to the development of Kyocera-Mita's products by Peerless, establish the terms and the fees associated with the licensing of Peerless' products, and specify Peerless' maintenance obligations with respect to its products. The Company and Kyocera-Mita have agreed that the engineering services portion of the MOU will not be extended beyond the current expiration date of January 31, 2008, without negotiation of the number of engineers required, future services and deliverables of the agreement, and the fees and incentive bonuses, if any, to be earned. The Company continues to negotiate an extension for the engineering services portion of the MOU and Definitive Agreements with terms and service levels acceptable to both parties. The engineering services, licensing and maintenance revenue from the MOU and Definitive Agreements are material to the Company's business. If the Company experiences an extended delay in the signing of a renewal of the engineering services portion of the MOU and the Definitive Agreements or the Company is unable to come to agreement with Kyocera-Mita on terms and conditions that are acceptable to both parties, this could have a material adverse effect on the business, results of operations and prospects for the future.

The Company's expected licensing revenues, by any measure, are a function of many factors over which the Company has no control, including but not limited to the market's acceptance of Kyocera-Mita products, the continued downward price pressure on the suggested retail price of printers in the Kyocera-Mita market segments, downward price pressure on the Company's core intellectual properties and the overall volume of printers being delivered to the market.

Our current licensing agreement with Adobe Systems Incorporated expires on June 30, 2008, and if we do not enter into an amendment to extend the Adobe License Agreement, or enter into a new Adobe licensing agreement before such expiration date, this may have a material adverse effect on our operating results.

In 1999, we entered into a license agreement with Adobe Systems Incorporated that enables us to offer a convenient and optimized Adobe Postscript-enabled solution, as well as directly sublicense PostScript to our OEM customers. We have amended the Adobe License Agreement several times since 1999. On August 16, 2007, we entered into a letter agreement with Adobe, which extends the term of the Adobe License Agreement, and confirms that the license granted from Adobe to us is non-exclusive in nature. Specifically, the letter agreement confirms the Adobe Licensing Agreement do not in any way prohibit Adobe from entering into a direct or indirect licensing arrangement with respect to Adobe technology, with any third party, including, but not limited to any existing OEM customer or third parties which we may have existing ties. The letter agreement also provides that the termination date of the Adobe License Agreement will be extended from December 31, 2007 to June 30, 2008, referred to herein as the Adobe Expiration Date.  If we are unable to enter into a new licensing agreement with Adobe by the Adobe Expiration Date, or if we are unable to enter into an amendment extending the term of the Adobe License Agreement, we would lose the ability to sublicense Adobe PostScript and this would negatively impact our ability to earn future sublicensing revenue. In fiscal 2005, 2006 and 2007, Adobe Postscript accounted directly and indirectly for 40%, 79% and 54% of our licensing revenues and corresponding percentage of product licensing expense of 73%, 90% and 76%, respectively. A loss of our Adobe revenues could have a material adverse effect on our results of operations, business and future cash flows. See “Item 1. Financial Statements - Note 5. Concentration of Revenues” and “Note 8 Subsequent Events”. Also see “ Part II. Item 1A - Risk Factors - We rely on relationships with Adobe Systems Incorporated and Novell Inc., and any adverse change in those relationships will harm our business.” and“We rely on relationships with certain customers and any adverse change in those relationships will harm our business.”

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

We currently rely upon our OEM block license agreements to maintain our current revenue levels. If we were unable to continue to recognize revenue upon the execution of some of our block license agreements there may be an immediate and significant drop in the amount of revenue being reported as earned in the short-term and this may have a material adverse effect on our business, results of operations and prospects. See “Part II. Item 1A - Risk Factors - We rely on relationships with Adobe Systems Incorporated and Novell Inc., and any adverse change in those relationships will harm our business.”

During the second quarter of fiscal year 2008, two customers, Konica Minolta and Kyocera-Mita, each generated greater than 10% of our revenues, and collectively contributed 79% of revenues for the quarter. Perpetual and block licences for the same time period were 52% of the revenue of the company. Seiko Epson Corporation advised us that they will be doing less business with us going forward due to their ability to find more favorable pricing. In fiscal 2005, 2006 and 2007, Seiko Epson Corporation accounted for 12%, 10% and 4% of our revenues. During the second quarter of fiscal year 2007, two customers, Kyocera-Mita and Konica Minota each generated greater than 10% of our revenues, and collectively contributed 83% of revenues. Block license revenues during the same period were $4.2 million, or 53% of revenues.

We, as well as our OEM customers and third party technology suppliers face increasingly intense competition within our industry, which is applying significant downward pricing pressure on products and services. As a result, our OEM customers and third party technology suppliers continue to seek lower cost alternatives for their engineering needs. Some of our OEM customers and third party technology suppliers, including Adobe, have developed extensive offshore operations in countries such as India, that are capable of delivering lower cost solutions than we are able to deliver as of today. The ability of our OEM customers and third party technology suppliers to provide the same services at a lower cost may result in them no longer needing our services, as well as being in direct competition with us by providing the same services at a lower cost to our other customers. This may result in us losing some of our customers and may have a material adverse effect on our business, results of operations and future cash flows. See “Item 1. Financial Statements - Note 5. Concentration of Revenues” and “Note 8. Subsequent Events.”

Our existing capital resources may not be sufficient and if we are unable to raise additional capital, our business may suffer.

Our principal source of liquidity is our cash and cash equivalents, which, as of July 31, 2007 were approximately $15.8 million in the aggregate. The current ratio of current assets to current liabilities was 4.3:1. For the six months ended July 31, 2007, our operations used $0.2 million in cash. The long-term liquidity of the Company is dependent on the MOU and Definitive Agreements with Kyocera-Mita. The Company and Kyocera-Mita have agreed that the engineering services portion of the MOU will not be extended beyond January 31, 2008, without a renegotiation of the number of engineers required, future services and deliverables of the agreement, the fees and incentive bonuses, if any, to be earned. If we experience an extended delay in the signing of a renewal agreement or the Company is unable to come to agreement with Kyocera-Mita on terms and conditions that are acceptable to both parties, this could have a material adverse effect on the Company's liquidity and cash flows. See “Part II. Item 1A - Risk Factors - If the Company and Kyocera-Mita do not extend the current engineering service agreement beyond January 31, 2008, the Company's cash flows will be materially and adversely affected.” Further, the Adobe License Agreement is scheduled to expire on June 30, 2008. If we are unable to enter into a new licensing agreement with Adobe by June 30, 2008 or if we are unable to enter into a new licensing agreement with Adobe by June 30, 2008, we would lose the ability to sublicense Adobe Postscript. See “Item 1. Financial Statements - Note 5. Concentration of Revenues” and “Note 8. Subsequent Events.” See also “Part II. Item 1A - Risk Factors -We rely on relationships with Adobe Systems Incorporated and Novell Inc., and any adverse change in those relationships will harm our business.”;“We rely on relationships with certain customers and any adverse change in those relationships will harm our will harm our business.” and “Our current licensing agreement with Adobe Systems Incorporated expires in June 30, 2008, and if we do not enter into an amendment to extend the Adobe Licensing Agreement, or enter into a new Adobe licensing agreement before such expiration date, this may have a material adverse effect on our operating results.”

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

We have licensing agreements with Adobe Systems Incorporated and Novell Inc. to bundle and sublicense their licensed products with our licensed software. These relationships accounted for $1.9 million in revenues and an associated $0.9 million in cost of revenues during the first six months of fiscal year 2008. Should the agreements with either of these vendors be terminated or canceled, there is no assurance that we could replace that source of revenue within a short period of time, if at all. Such an event would have a material adverse effect on our operating results. See “Item 1. Financial Statements - Note 5. Concentration of Revenue” and “Note 8. Subsequent Events.” See also “Part II. Item 1A - Risk Factors - Our current licensing agreement with Adobe Systems Incorporated expires on June 30, 2008, and if we do not enter into an amendment to extend the Adobe License Agreement, or enter into a new Adobe licensing agreement before such expiration date, this may have a material adverse effect on our operating results.”

We have negotiated with Adobe Systems Incorporated and Canon Inc. to remedy a contract dispute, which, if not remedied, could result in the loss of the Adobe agreement and could harm our business.

We have negotiated with Canon Inc. regarding the PostScript sublicense agreement between us and Canon executed as of April 1, 2001. The sublicense did not include several terms required to be included in all OEM sublicenses by our license with Adobe. Although Adobe has indicated to us that it has no current intention to pursue claims for alleged breach of the Adobe Peerless PostScript Sublicensing Agreement, Adobe has not agreed to waive the requirement that the missing terms be included in the Canon sublicense. To date, we have been unable to amend the Canon sublicense in a manner acceptable to both Canon and Adobe. Furthermore, there is no assurance that we will be able to resolve the issues in a manner acceptable to both Adobe and Canon. Thus, Adobe may exercise its right to terminate its license agreement with us and take other legal action against us, if it so chooses. Termination of the Adobe agreement would have a material adverse effect on our future operating results. Approximately 18% of our revenue for the three months ended July 31, 2007 and approximately 34% of Peerless' revenue for the six months ended July 31, 2006 were derived from its licensing arrangement with Adobe Systems Incorporated. See “Part II. Item 1A - Risk Factors - We rely on relationships with Adobe Systems Incorporated and Novell Inc., and any adverse change in those relationships will harm our business.”; “Our current licensing agreement with Adobe Systems Incorporated expires June 30, 2008, and if we do not enter into an amendment to extend the Adobe Licensing Agreement, or enter into a new Adobe licensing agreement before such expiration date, this may have a material adverse effect on our operating results.” and“We rely on relationships with Adobe Incorporated and Novell Inc., and any adverse change in those relationships will harm our business.”

If we are not in compliance with our license agreements, we may lose our rights to sublicense technology; our competitors are aggressively pursuing the sale of licensed third party technology.

We currently sublicense third party technologies to our OEM customers, which sublicenses accounted for $15.2 and $15.1 in licensing revenue in fiscal 2007 and 2006, respectively. Such sublicense agreements are non-exclusive. If Peerless is determined not to be in compliance with agreements between us and our licensors, we may forfeit our right to sublicense these technologies. Likewise, if such sublicense agreements expired, we would lose our right to sublicense the affected technologies. Additionally, the licensing of these technologies has become very competitive, with competitors possessing substantially greater financial and technical resources and market penetration than us. As competitors are pursuing aggressive strategies to obtain similar rights as held by us to sublicense these third party technologies, there is no assurance that we can remain competitive in the marketplace if one or more competitors are successful. See “Part II. Item 1A - Risk Factors - We have negotiated with Adobe Systems Incorporated and Canon, Inc. to remedy a contract dispute, which, if not remedied, could result in the loss of the Adobe agreement and harm our business .” and “We rely on relationships with certain customers and any adverse change in those relationships will harm our business.”

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

We currently face a potential lawsuit of intellectual property infringement from Screentone Systems Corporation, through one of our customers, and we may be liable for damages.

Screentone Systems Corporation (“Screentone”), a wholly owned subsidiary of Acacia Technologies Group ("Acacia"), has recently made an allegation of patent infringement against one of our customers.  Our customer has requested that we defend them against Screentone's lawsuit as it believes that the allegedly infringing functionality is resident in third party software which we sublicensed to them for use in certain of its products.  We are currently trying to determine if the allegedly infringing functionality is resident in the third party software, as our customer believes.  We may be unable to resolve this lawsuit of patent infringement with our customer or Screentone, or to obtain any indemnification from the third party software provider from whom we licensed the software. This lawsuit of patent infringement could be time consuming, divert the efforts of our technical and management personnel from productive tasks, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements.  In the event of an adverse ruling affecting us as a party to the lawsuit and/or we are unable to obtain any indemnification from the third party software provider, we may be required to pay substantial damages and/or discontinue the sublicensing of third party software of such infringing patents.  Our failure to continue sublicensing third party software, if required, could have a material adverse effect on our licensing revenues and our operating results.

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

The ability of our OEM customers and third party technology suppliers to provide the same services at a lower cost may result in them no longer needing our services, as well as being in direct competition with us by providing the same services at a lower cost to our other customers. This may result in us losing some of our customers and may have a material adverse effect on our business, results of operations and future cash flows. See “Item 1. Financial Statements - Note 5 Concentration of Revenues.”

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

The impact of Microsoft's Vista™ operating system could have an adverse impact on our future licensing revenues.

Microsoft's Vista™ operating system includes fundamental changes to the printing and networking subsystems within the operating system. Of particular relevance to us is Microsoft's development of a new page description language (XPS), and peripheral device connectivity methods (Windows Rally), the format of which would be licensed by Microsoft on a royalty-free basis to both OEMs and third party technology providers such as us. Should we fail to support these technologies on a timely basis or should OEMs decide to support these technologies on their own without the use of our products, it could have an adverse impact on our potential licensing revenues from these enhanced products. In addition, to the extent that our current PDL products are perceived as being gradually rendered obsolete over the long term by these new Microsoft technologies, it could have an adverse impact on our ability to generate new sales of our current PDL products.

If we are unable to achieve our expected level of sales of Peerless imaging and networking technologies on a timely basis, our future revenue and operating results may be harmed.

Our future operating results will depend to a significant extent on the success of our new Peerless imaging and networking technologies including licensing revenue from these new technologies. We have spent a significant amount of time and capital developing our new Peerless imaging and networking technologies. Peerless high performance color technologies  may not be accepted by the marketplace for many reasons including, among others, incompatibility with existing or forthcoming systems, lack of perceived need by customers, uncertainty whether the benefits exceed the cost, the availability of alternatives and the unwillingness to use new or unproven products. If the marketplace does not accept Peerless imaging and networking technologies, or if the marketplace takes additional time to accept Peerless imaging and networking technologies, our future revenues and operating results may be harmed.

Our licensing revenue is subject to significant fluctuations which may materially and adversely affect our operating results.

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

There can be no guarantee that these and similar factors will not continue to impact future engineering services results adversely.

We may be unable to deploy our employees effectively in connection with changing demands from our OEM customers.

The industry in which we operate has experienced significant downturns, both in the United States and abroad, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Over the past four years, we have experienced a shift in OEM demand from the historically prevailing requirement for turnkey solutions toward SDKs. Because Peerless has experienced a general decrease in demand for engineering services, engineering services resources have been re-deployed to research and development. Should this trend abruptly change, we may be unable to re-deploy labor effectively and in a timely manner, which could have a material adverse effect on our operating results.

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

As the number of patents, copyrights, trademarks and other intellectual property rights in our industry increases, products based on our technologies may become the subject of infringement claims. There can be no assurance that third parties will not assert infringement claims against us in the future. Any such claims, regardless of merit, could be time consuming, divert the efforts of our technical and management personnel from productive tasks, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, which could have a material adverse effect on our operating results. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation to determine the validity of any claims, whether or not such litigation is determined in our favor, could result in significant expenses and divert the efforts of our technical and management personnel from productive tasks. In addition, we may lack sufficient resources to initiate a meritorious claim. In the event of an adverse ruling in any litigation regarding intellectual property, we may be required to pay substantial damages, discontinue the use and sale of infringing products and expend significant resources to develop non-infringing technology or obtain licenses to infringing or substituted technology. Our failure to develop, or license on acceptable terms, a substitute technology, if required, could have a material adverse effect on our operating results.

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

Our common stock has experienced price volatility. In the 60-day period ending September 5, 2007, the closing price of the stock ranged from $2.07 per share to $2.55 per share, and, since the beginning of fiscal year 2008 the stock has closed as low as $1.96 per share. Such price volatility may occur in the future. Factors that could affect the trading price of our common stock include:

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

If we are not able to maintain compliance, our common stock may be subject to removal from listing on the Nasdaq Capital Market. Trading in our common stock after a delisting, if any, would likely be conducted in the over-the-counter markets in the so-called “pink sheets” or the National Association of Securities Dealers' Electronic Bulletin Board and could also be subject to additional restrictions. As a consequence of a delisting, our stockholders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock. In addition, a delisting would make our common stock substantially less attractive as collateral for margin and purpose loans, for investment by financial institutions under their internal policies or state legal investment laws or as consideration in future capital raising transactions.

Failure to maintain our Nasdaq listing would adversely affect the trading price and liquidity of our common stock.

On December 27, 2006, the Company notified Nasdaq that, upon the effectiveness of the resignation of Thomas G. Rotherham from the Board of Directors and the Audit Committee on December 31, 2006, the Company would no longer be in compliance with Nasdaq Rule 4350(d)(2)(A), which requires each listed company to have an audit committee of at least three “independent” (as defined) members. On December 27, 2006, the Company received a letter from Nasdaq confirming that (i) the Company is not in compliance with Nasdaq's audit committee composition requirement under Rule 4350(d)(2)(A).

On April 19, 2007, the Company received a letter from Nasdaq notifying the Company that it had regained compliance with Nasdaq's audit committee composition requirement under Rule 4350(d)(2)(A). There is no assurance, however, that the Company will remain in compliance with the Nasdaq listing requirements. If we were delisted from Nasdaq we may apply for listing on another exchange. However, there is no assurance that we will meet the requirements for initial listing or maintain compliance with the continued listing requirements of such an exchange. As a result of the delisting, trading in our common stock would continue to be conducted in the over-the counter market. As a result, an investor could find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock. Delisting from Nasdaq would adversely affect the trading price of our common stock and significantly limit the liquidity of our common stock.

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

Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee retention packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with us. The Financial Accounting Standards Board has announced changes that we have implemented in the first quarter of fiscal 2007 quarter ending April 30, 2006 requiring us to record a charge to earnings for employee stock option grants and issuances of stock under employee stock purchase plans. This regulation negatively impacts our results of operations. In addition, new regulations implemented by the Nasdaq Capital Market requiring shareholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, to change our equity incentive strategy, or to attract, retain and motivate employees, they could materially and adversely affect our business.

Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 —	Defaults Upon Senior Securities.

None.

Item 4 —	Submission of Matters to a Vote of Security Holders.

The Company held its annual stockholders meeting on July 9, 2007. The following matters were voted upon at the meeting:

1.	The election of four directors to serve on the Company’s board of directors:

	Votes Cast
Directors	For	Against or Withheld
William B. Patton, Jr.	14,306,953	982,859
Timothy E. Brog	14,366,818	922,994
Louis C. Cole	12,633,701	2,656,114
Richard L. Roll	14,586,461	703,351

2.	The election of the proposed amendment of the Company’s 2005 Incentive Award Plan:

	Votes Cast
	For	Against or Withheld
Amendment to 2005 Incentive Award Plan	3,717,777	4,912,466

3.	The ratification of the Company’s selection of Ernst & Young LLP as Independent Registered Public Accounting Firm for the year ending January 31, 2008:

	Votes Cast
	For	Against or Withheld
Ratification of Auditor Selection	15,162,720	207,345

Item 5 —	Other Information.

None.

Item 6 —	Exhibits.

Exhibits:

EXHIBIT 3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 11, 2007)

EXHIBIT 10.1
Amendment No. 1, dated May 17, 2007 to the Employment Agreement between Peerless Systems Corporation and Richard L. Roll (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2007)

EXHIBIT 10.2
Settlement Agreement, dated as of June 4, 2007, by and between Peerless Systems Corporation and Peerless Full Value Committee (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 6, 2007)

EXHIBIT 10.3*
Licensed Software Addendum #7, effective as of February 1, 2005, by and between Kyocera-Mita Corporation and Peerless Systems Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2007)

EXHIBIT 10.4*
Licensed Software Addendum #20, effective as of July 1, 2007, by and between Konica Minolta Business Technologies, Inc. and Peerless Systems Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 31, 2007)

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

Date: September 10, 2007

By:	/s/ John V. Rigali
John V. Rigali
Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: September 10, 2007

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

EXHIBIT 3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 11, 2007)

EXHIBIT 10.1
Amendment No. 1, dated May 17, 2007 to the Employment Agreement between Peerless Systems Corporation and Richard L. Roll (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2007)

EXHIBIT 10.2
Settlement Agreement, dated as of June 4, 2007, by and between Peerless Systems Corporation and Peerless Full Value Committee (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 6, 2007)

EXHIBIT 10.3*
Licensed Software Addendum #7, effective as of February 1, 2005, by and between Kyocera-Mita Corporation and Peerless Systems Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2007)

EXHIBIT 10.4*
Licensed Software Addendum #20, effective as of July 1, 2007, by and between Konica Minolta Business Technologies, Inc. and Peerless Systems Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 31, 2007)

EXHIBIT 31.1	Certification of Chief Executive Officer

EXHIBIT 31.2	Certification of Principal Financial Officer

EXHIBIT 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Confidential treatment has been requested for portions of this exhibit. Portions of this document have been omitted and submitted separately to the Securities Exchange Commission