Form 10-Q
period 2007-10-31
PEERLESS SYSTEMS CORP
filed 2007-12-10
CIK 897893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

or

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
Yes ☐ No ☑

The number of shares of Common Stock outstanding as of December 5, 2007 was 17,456,164.

PEERLESS SYSTEMS CORPORATION

TRADEMARKS

Peerless®, PeerlessPrint®, QuickPrint®, Memory Reduction Technology® (MRT), PeerlessPowered®, AccelePrint®, SyntheSys®, PerfecTone® and VersaPage® are registered trademarks of Peerless Systems Corporation. PeerlessNet™, PeerlessPage™ , PeerlessSPS™, PeerlessTrapping™, PeerlessXPS™ ,  MagicPrint ™, ImageWorks™, PeerlessDriver™, PeerlessColor™, and WebWorks™ are trademarks of Peerless Systems Corporation. Peerless Systems, P logo, and Peerless logo are trademarks and service marks of Peerless Systems Corporation registered in Japan. Peerless is a trademark of Peerless Systems Corporation that is registered in Australia, China, France, Hong Kong, Italy, Spain, Taiwan, and the United Kingdom, and is the subject of applications for registration pending in the European Union. PeerlessPrint is a trademark of Peerless Systems Corporation that is the subject of an application for registration pending in Japan. PeerlessPrint (in Katakana) is a trademark of Peerless Systems Corporation that is the subject of an application for registration pending in Japan.

FORWARD-LOOKING STATEMENTS

Statements made by us in this report and in other reports and statements released by us that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are estimates reflecting the judgment of our senior management based on our current estimates, expectations, forecasts and projections and include comments that express our current opinions about trends and factors that may impact future operating results. Disclosures that use words such as “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect,” “project,” “predict,” “forecast,” “outlook,” “potential,” “continue,” “may,” “future,” “can,” and “should” or the negative of these, as well as similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Risk Factors” in Part II, Item 1A. below. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below. Except as required under the federal securities laws and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise. The Private Securities Litigation Reform Act of 1995 (the “PSLRA”) provides certain “safe harbor” provisions for forward-looking statements. All forward looking statements made in this report are made pursuant to the PSLRA.

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 31,	January 31,
	2007	2007

ASSETS
Current assets:
Cash and cash equivalents	$21,721	$16,378
Trade accounts receivable, net	2,533	1,748
Unbilled receivables	1,538	4,011
Inventory	-	62
Prepaid expenses and other current assets	735	685
Total current assets	26,527	22,884
Property and equipment, net	434	558
Other assets	160	159
Total assets	$27,121	$23,601

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$210	$233
Accrued wages	571	637
Accrued compensated absences	742	932
Accrued product licensing costs	2,796	3,035
Other current liabilities	784	1,315
Deferred revenue	2,500	807
Total current liabilities	7,603	6,959
Other liabilities	532	459
Total liabilities	8,135	7,418
Stockholders' equity:
Common stock	17	17
Additional paid-in capital	53,041	51,908
Accumulated deficit	(33,976)	(35,639)
Accumulated other comprehensive income	17	10
Treasury stock, 150 shares at October 31, 2007 and January 31, 2007	(113)	(113)
Total stockholders' equity	18,986	16,183
Total liabilities and stockholders' equity	$27,121	$23,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts )

	Three Months Ended		Nine months ended
	October 31,		October 31,
	2007	2006	2007	2006
Revenues:
Product licensing	$4,914	$4,954	$11,422	$15,624
Engineering services and maintenance	2,515	2,989	7,694	8,664
Hardware sales	-	37	2	392

Total revenues	7,429	7,980	19,118	24,680

Cost of revenues:
Product licensing	1,683	2,005	2,764	3,856
Engineering services and maintenance	1,278	2,355	4,896	6,558
Hardware sales	-	246	-	428

Total cost of revenues	2,961	4,606	7,660	10,842

Gross margin	4,468	3,374	11,458	13,838

Operating expenses:
Research and development	1,281	1,300	3,649	5,473
Sales and marketing	623	779	1,910	2,328
General and administrative	1,483	1,423	4,818	4,656

Total operating expenses	3,387	3,502	10,377	12,457

Income (loss) from operations	1,081	(128)	1,081	1,381
Other income, net	203	106	595	325

Income (loss) before income taxes	1,284	(22)	1,676	1,706
Provision (benefit) for income taxes	5	(4)	13	8

Net income (loss)	$1,279	$(18)	$1,663	$1,698

Basic earnings (loss) per share	$0.07	$(0.00)	$0.10	$0.10

Diluted earnings (loss) per share	$0.07	$(0.00)	$0.09	$0.09

Weighted average common shares outstanding — basic	17,371	17,147	17,274	17,082

Weighted average common shares outstanding — diluted	18,134	17,147	18,150	19,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended
	October 31,
	2007	2006

Cash flows from operating activities:
Net income	$1,663	$1,698
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	635	687
Share-based compensation	725	431
Other	6	(6)
Changes in operating assets and liabilities:
Trade accounts receivables	(785)	(3,480)
Unbilled receivables	2,473	789
Inventory	1	(107)
Prepaid expenses and other assets	(6)	33
Accounts payable	(23)	(192)
Accrued product licensing costs	(239)	(541)
Deferred revenue	1,693	(75)
Other liabilities	(714)	498
Net cash provided by operating activities	5,429	(265)
Cash flows from investing activities:
Purchases of property and equipment	(131)	(209)
Purchases of software licenses	(364)	(305)
Net cash used by investing activities	(495)	(559)
Cash flows from financing activities:
Proceeds from exercise of common stock options	409	348
Net cash provided by financing activities	409	348
Net increase in cash and cash equivalents	5,343	(476)
Cash and cash equivalents, beginning of period	16,378	13,220
Cash and cash equivalents, end of period	$21,721	$12,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation:

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

Liquidity: Historically, the Company has incurred losses from operations and has reported negative operating cash flows. As of October 31, 2007, the Company had an accumulated deficit of $34.0 million and cash and cash equivalents of $21.7 million. The Company has no material financial commitments other than those under operating lease agreements. The Company believes the net cash provided by operating activities, and existing cash and cash equivalents, will provide the Company with sufficient resources to meet working capital requirements and other cash needs over at least the next twelve months.

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

Declining sales trend and downward price pressure on the Company's existing technologies, uncertainties surrounding the Company's third party license revenue sharing agreements and an anticipated consolidation of the number of original equipment manufactures (“OEMs”) in the marketplace have resulted in a decline in the Company's operating revenues in the first nine months of fiscal 2008. The Company has begun to scale back its operations to better match the currently projected cash flows anticipated from the Definitive Agreements, licensing agreements with other large customers and the Company's third party license revenue sharing agreements. Any significant change in cash projections may require further scaling back of the Company's operations.

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

The Company also enters into engineering services contracts with certain of its OEMs to provide a turnkey solution, adapting the Company's software and supporting electronics to specific OEM requirements. Revenues on such contracts are generally recognized over the course of the engineering work on a percentage-of-completion basis. Progress-to-complete under the percentage-of-completion is generally determined based on direct costs, consisting primarily of labor and materials, expended on the arrangement. The Company provides for any anticipated losses on such contracts in the period in which such losses are first determinable. At October 31, 2007 and 2006, the Company had no percentage-of-completion contracts and no significant loss contracts. The Company also provides engineering support based on a time-and-material basis. Revenues from this support are recognized as the services are performed.

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

The Company's recurring product licensing revenues are dependent, in part, on the timing and accuracy of product sales reports received from the Company's OEM customers. These reports are provided only on a calendar quarter basis and, in any event, are subject to delay and potential revision by the OEM. Therefore, the Company is required to estimate all of the recurring product licensing revenues for the last month of each fiscal quarter and to further estimate all of its quarterly revenues from an OEM when the report from such OEM is not received in a timely manner. In the event the Company is unable to estimate such revenues accurately prior to reporting financial results, the Company may be required to adjust revenues in subsequent periods. Revenues subject to such estimates were minimal for the three month periods ended October 31, 2007 and 2006.

3.	Earnings Per Share:

Earnings per share for the three and nine months ended October 31, is calculated as follows (in thousands, except for per share amounts):

	2007			2006
			Per			Per
	Net		Share	Net		Share
	Income	Shares	Amount	Loss	Shares	Amount
Basic EPS for three months ended October 31
Earnings (loss) available to common stock holders	$1,279	17,371	$.07	$(18)	17,147	$(0.00)
Effect of Dilutive Securities
Options	—	763		—	—
Diluted EPS
Earnings (loss) available to common stockholders with assumed conversions	$1,279	18,134	$.07	$(18)	17,147	$(0.00)

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2007			2006
			Per			Per
	Net		Share	Net		Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS for nine months ended October 31
Earnings available to common stock- holders	$1,663	17,274	$.10	$1,698	17,082	$0.10
Effect of Dilutive Securities
Options	—	875		—	2,019
Diluted EPS
Earnings available to common stockholders with assumed conversions	$1,663	18,150	$.09	$1,698	19,101	$0.09

4.	Stock-Based Compensation Plans

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

Upon adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation expense from the multiple-option (i.e., accelerated) approach to the single-option (i.e., straight-line) method. Compensation expense for share-based awards granted through January 31, 2006 will continue to be subject to the accelerated or multiple-option method, while compensation expense for share-based awards granted on or after February 1, 2006 will be recognized using a straight-line, or single-option method. The Company recognizes these compensation costs over the service period of the award, which is generally the option vesting term of three or four years. In determining the fair value of options granted during the second quarter of fiscal 2008 the Company primarily used the Black-Scholes model and then used a binomial valuation model for the calculation of stock-based compensation expense associated with the market triggered equity incentive grant made to the incoming CEO in December 2006. For the Black-Scholes calculations for the nine months ended October 31, 2007, the Company assumed no dividends per year, weighted average expected lives of 4.23 years, expected volatility of 75.6%, and weighted average risk free interest rate of 4.85%.

For the nine months ended October 31, 2007, the Company recorded a total of $0.7 million in stock option expense related to stock options awarded after the adoption of SFAS No. 123(R) and for stock options which were not vested by the date of adoption of SFAS No. 123(R). Share-based compensation expense was allocated as follows for the nine months ending October 31, 2007: (1) $0.15 million included in research and development expense; (2) $0.08 million in sales and marketing; and (3) $0.50 million in general and administrative expense. The Company granted 0.3 million stock options in the nine months ended October 31, 2007.

The valuation methodologies and assumptions in estimating the fair value of stock options that were granted in the first nine months of fiscal 2008 were similar to those used in estimating the fair value of stock options granted in fiscal 2007. The Company uses historical volatility of Peerless' stock price as a basis to determine the expected volatility assumption to value stock options. The Company used its actual stock trading history over a period that approximates the expected term of its options. The expected dividend yield is based on Peerless' practice of not paying dividends. The risk-free rate of return is based on the yield of a U.S. Treasury instrument with terms approximating or equal to the expected life of the option. The expected life in years is based on historical actual stock option exercise experience.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents option activity under the 1992 Stock Option Plan, 1996 Equity Incentive Plan, 2005 Incentive Award Plan, as amended and restated, and certain employee options issued outside these plans for the nine months ended October 31, 2007: (shares and intrinsic value in thousands)

		Weighted	Weighted Average
		Average Exercise	Remaining Contractual	Aggregate Intrinsic
	Shares	Price	Term (Years)	Value
Beginning balance as of February 1, 2007	4,190	$2.85
Granted	301	$2.38
Exercised	298	$1.37
Canceled or expired	640	$3.90
Ending balance as of October 31, 2007	3,553	$2.76	6.10	1,765
Stock options exercisable at October 31, 2007	2,276	$2.60	4.55	1,605

The weighted-average grant date fair value of the options granted during the nine months ended October 31, 2007 was $1.44. During the nine months ended October 31, 2007, the total intrinsic value of stock options exercised was $0.30 million. Cash received from stock option exercises in the nine months ended October 31, 2007 was $0.40 million. The excess tax benefit was negligible for the nine months ended October 31, 2007. As of October 31, 2007, there was $2.33 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1992, 1996, and 2005 plans, and certain employee options issued outside these plans. That cost is expected to be recognized over a weighted-average period of 4.0 years.

CEO Restricted Stock and Incentive Stock Option Grant: On September 24, 2007, the CEO agreed to cancel his 0.4 million share grant options which vest at certain market conditions in exchange for a 0.2 million share restricted common stock agreement. The terms and conditions of the restricted common stock agreement provide that the shares will be held in escrow for the vesting period of four years. In the event that, during the vesting period any of the following events occur, the shares shall become fully vested and the Company shall release from escrow and deliver to the CEO all of the shares:

(i)	The death or disability of Executive.

(ii)	Executive’s employment relationship is terminated by the Company without cause.

(iii)
The Company changes Executive’s title, effectuates a significant change in Executive’s duties, effectuates a reduction in Executive’s present base salary, or relocates it’s principal place of business to a location that is 25 miles more than from the distance between Executive’s current residence and the Company’s existing offices.

(iv)
The Company undergoes a transaction where there is a sale of the Company’s assets or a merger, business transaction or such other similar transaction, the consummation of which requires the approval of the Company’s shareholders under Delaware Law.

(v)
The acquisition by any person, entity or group (other than the Company, its subsidiaries or any employee benefit plan of the Company) of 50% or more of the combined voting power of the Company’s then outstanding securities.

In addition to the restricted stock, in December 2006 the board of directors approved an equity incentive grant of time-vested options for 0.6 million shares which vest over a four-year period, with 25% vesting on the first anniversary of employment, and with the remainder vesting in 36 equal monthly installments, subject to the CEO’s continued employment with the Company. These options are included in the table and disclosures above.

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

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Concentration of Revenues:

During the third quarter of fiscal year 2008, four customers, Konica Minolta, Kyocera-Mita, Okidata and Panasonic each generated greater than 10% of the revenues of the Company and collectively contributed 81% of such revenues. Block license revenues for the same time period were 54% of the revenues of the Company. During the third quarter of fiscal year 2007, three customers each generated greater than 10% of the revenues of the Company and collectively contributed 71% of such revenues. Block license revenues for the same time period were 47% of the revenues of the Company.

During the first nine months of fiscal year 2008, two customers, Konica Minolta and Kyocera-Mita, each generated greater than 10% of the revenues of the Company and collectively contributed 60% of such revenues. Block license revenues for the same time period were 27% of the revenues of the Company. During the same period perpetual licensing revenues were 17% of the revenues of the Company. During the nine months ending October 31, 2006, two customers each generated greater than 10% of the revenues of the Company and collectively contributed 70% of such revenues. Block license revenues for the same time period were 48% of the revenues of the Company.

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

There was no cumulative effect of adopting FIN 48 to the February 1, 2007 retained earnings balance. On the date of adoption, the Company had $2.0 million of unrecognized tax benefits, none of which would reduce its effective tax rate if recognized. For the three and nine month periods ending October 31, 2007, there was no material changes to tax reserves that impacted the company’s effective tax rate. For the three and nine months ended October 31, 2007 and 2006, the Company had minimal provision for income taxes as all taxable income is offset by the net operating loss carried forward. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

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

7.	New Accounting Standards:

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

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 will be effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact adoption may have on its financial condition or results of operations.

PEERLESS SYSTEMS CORPORATION

Item 2 —	Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not historical facts constitute “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are estimates reflecting the judgment of the senior management of Peerless Systems Corporation (the “Company,” “Peerless,” “we,” “us,” and “our”) based on the Company's current estimates, expectations, forecasts and projections and include comments that express the current opinions about trends and factors that may impact future operating results. Disclosures that use words such as we “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect,” “project,” “predict,” “forecast,” “outlook,” “potential,” “continue,” “may,” “future,” “can,” and “should” or the negative of these, as well as similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of the Company's control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors under “Risk Factors” in Part II, Item 1A. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about the Company's businesses including, without limitation, the risk factors discussed below. Except as required under the federal securities laws and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise. The Private Securities Litigation Reform Act of 1995 (the “PSLRA”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this report are made pursuant to the PSLRA.

Highlights

At the end of the fourth quarter of fiscal 2007, we experienced a downturn in revenue due to lower demand for the Company's core technologies. Consolidated revenues for the third quarter of fiscal year 2008 were $7.4 million, a 7% decrease from the third quarter of fiscal 2007. The decrease in revenues was primarily attributable to lower engineering services revenues in the third quarter of fiscal year 2008 compared to prior periods.

Engineering services and maintenance contract backlog at October 31, 2007 was approximately $0.3 million. This compares to $0.5 million as of July 31, 2007. The contract backlog at October 31, 2007 does not include additional amounts expected under the binding memorandum of understanding (“MOU”) with Kyocera-Mita Corporation (“Kyocera-Mita”). On April 17, 2007, the Company and Kyocera-Mita entered into a Master Development Agreement, a Licensed Software Addendum, and Master Maintenance and Support Agreement, (the “Definitive Agreements”) all effective as of February 1, 2005, the date of the MOU. On July 13, 2007, Peerless entered into another Licensed Software Addendum (the “Addendum”) to a Master Technology License Agreement between the Company and Kyocera-Mita, dated April 1, 1997. Pursuant to the Addendum, the Company licenses to Kyocera-Mita certain software and hardware products arising under that certain MOU and Master Development Agreement between the parties effective as of February 1, 2005. The Company and Kyocera-Mita have agreed that the engineering services portion of the MOU will not be extended beyond the current expiration date of January 31, 2008, without a negotiation of the number of engineers required, future services and deliverables of the agreement, and the fees and incentive bonuses, if any, to be earned. The Company continues to negotiate an extension for the engineering services portion of the MOU with terms and service levels acceptable to both parties. The engineering services, licensing and maintenance revenue from the MOU, Definitive Agreements and Addendum are material to the Company's business. If the Company experiences an extended delay in the signing of a renewal of the engineering services portion of the MOU and Definitive Agreements, or the Company is unable to come to agreement with Kyocera-Mita on terms and conditions that are acceptable to both parties, it could have a material adverse effect on the Company’s business, results of operations and prospects for the future. See “Part II. Item 1A. Risk Factors - If the Company and Kyocera-Mita do not extend beyond January 31, 2008, the current engineering service agreement, the Company's cash flows will be materially and adversely affected.” and “The uncertainty as to the introduction and success of the Kyocera-Mita products could materially and adversely affect the Company's results of operations.”

For the quarter ended October 31, 2007, the Company recognized revenues of approximately $2.2 million under the MOU, including $0.2 million for an incentive bonus for performance during the third quarter of fiscal year 2008.

We achieved several operational milestones during the third quarter:

•
As previously disclosed, our Adobe License Agreement was scheduled to terminate on December 31, 2007, if not extended or renewed. Subsequent to the end of the second quarter of fiscal 2008 we entered into a letter agreement that extends the current agreement through June 30, 2008. See “Item 1. Financial Statements - Note 5. Concentration of Revenue.” and “Part II. Item 1A. Risk Factors - Our current licensing agreement with Adobe Systems Incorporated expires June 30, 2008, and if we do not enter into an amendment to extend the Adobe License Agreement, or enter into a new Adobe licensing agreement before such expiration date, this may have a material adverse effect on our operating results.” and “ We rely on relationships with Adobe Systems Incorporated and Novell Inc., and any adverse change in those relationships will harm our business.”

•
On July 13, 2007, Peerless entered into the Addendum to a Master Technology License Agreement between the Company and Kyocera-Mita, dated April 1, 1997. Pursuant to the Addendum, the Company licenses to Kyocera-Mita certain software and hardware products arising under the MOU and that certain Master Development Agreement between the parties effective as of February 1, 2005. This created a contract backlog of licensing revenue in the amount of $5.0 million, all of which is expected to be recognized in the fourth quarter. See “Part II. Item 1A. Risk Factors - If the Company and Kyocera-Mita do not extend beyond January 31, 2008, the current engineering service agreement, the Company's cash flows will be materially and adversely affected.”; “ We rely on relationships with certain customers and any adverse change in those relationships will harm our business.” and “ Our existing capital resources may not be sufficient and if we are unable to raise additional capital, our business may suffer.”

•
During the third quarter, we visited a number of potential business partners, including select companies in Taiwan, China and Japan, to discuss our vision for a solution software application as well as opportunities in the all-in-one devices. We intend to pursue these opportunities in a disciplined fashion.

•
Research and development expenses, were $1.3 million, or 17.2% of revenue for third quarter fiscal 2008, versus $1.3 million, or 16.3% of revenue, in the third quarter last year, and $1.2 million, or 17.6% of revenue, in the 2008 fiscal second quarter. Sales and marketing expenses were $0.7 million, or 8.4% of revenue for the third quarter of fiscal 2008, versus $0.8 million, or 9.8% of revenue, in last year's third quarter, and $0.7 million, or 9.8% of revenue, in the 2008 second fiscal quarter.

Despite an encouraging performance in the third quarter of fiscal 2008, we are increasingly concerned by changes taking place in our industry and the impact they are having on our current and anticipated revenue streams:

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

•
We, as well as our Original Equipment Manufacturers (“OEM”) customers and third party technology suppliers, face increasingly intense competition within our industry, which is applying significant downward pricing pressure on our products and services. As a result, our OEM customers and third party technology suppliers continue to seek lower cost alternatives for their engineering needs. Some of our OEM customers and third party technology suppliers, including Adobe, have developed extensive offshore operations in countries such as India, that are capable of delivering lower cost solutions than we are able to deliver as of today. The ability of our OEM customers and third party technology suppliers to provide the same services at a lower cost may result in them no longer needing our services, as well as being in direct competition with us by providing the same services at a lower cost to our other customers. This may result in us losing some of our customers and may have a material adverse effect on our business, results of operations and future cash flows. See “Note 5. Concentration of Revenues.” See also “Part II. Item 1A. Risk Factors - We rely on relationships with Adobe Systems Incorporated and Novell Inc., and any adverse change in those relationships will harm our business.” and “We rely on relationships with certain customers and any adverse change in those relationships will harm our business.”

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

•
It is our expectation that this strategy of maximizing Peerless' strength in the traditional core areas of imaging, Adobe PostScript™, networking and hardware IP while focusing on our two new initiatives, the solution software application area and the all-in-one, or AIO, marketplace will strengthen our revenue streams and help achieve long term earnings growth. Our inability to implement our strategic plan, develop and offer products, and manage expansion in the aforementioned marketplaces, as well as the declining sales trend of our existing licenses, downward price pressure on our existing technologies, uncertainty surrounding third party license revenue sharing agreements, downward price pressure on OEM products and the anticipated consolidation of the number of OEMs in the marketplace, may have a material adverse effect on our business and financial results. See “Part II. Item 1A Risk Factors - We may be unable to implement our business plan effectively.” and “ While the Company intends to invest in or acquire a software solution company, there is no certainty or guarantee that the Company will be successful in finding and/or agreeing with a third party for such an investment or acquisition.”

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

Revenue received for block licenses is recognized in accordance with SOP 97-2, which requires that revenue be recognized after the following conditions have been met: (1) delivery has occurred; (2) fees have been determined and are fixed; (3) collection of fees is probable; and (4) evidence of an arrangement exists. For block licenses that have a significant portion of the payments due within twelve months, revenue is generally recognized at the time the block license becomes effective assuming all other revenue recognition criteria have been met. See “Part II. Item 1A. Risk Factors - Our licensing revenue is subject to significant fluctuations which may materially and adversely affect our operating results .”

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

The Company's technology has addressed the worldwide market for monochrome printers (21-69 pages per minute) and MFPs (21-110 pages per minute). This market has been consolidating, and the demand for the monochrome technology and products offered by us declined throughout fiscal year 2007 and the first nine months of fiscal year 2008.

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

Liquidity and Capital Resources

Compared to January 31, 2007, total assets at October 31, 2007 increased 15% to $27.1 million and stockholders' equity increased 17% to $19.0 million. The Company's cash and cash equivalents at October 31, 2007 was $21.7 million, an increase of 33% from $16.4 million as of January 31, 2007, and the ratio of current assets to current liabilities was 3.5:1, which is an increase from the 3.3:1 ratio as of January 31, 2007. The increase was primarily the result of the decrease in accrued product licensing costs. The Company's operations generated $5.3 million in cash during the nine months ended October 31, 2007, compared to $0.5 million in cash used by operations during the nine months ended October 31, 2006.

During the nine months ended October 31, 2007, $0.5 million in cash was used by the Company's investing activities. The Company has not historically purchased, nor does it expect to purchase in the future, derivative instruments or enter into hedging transactions. During the nine months ended October 31, 2007 and 2006, the Company invested $0.2 million in property, equipment and leasehold improvements.

At October 31, 2007, the Company's principal source of liquidity was cash and cash equivalents of $21.7 million, an increase of $5.3 million from January 31, 2007. Peerless does not have a credit facility. The Company may require additional long-term capital to finance working capital requirements. See “Part II. Item1A - Risk Factors - Our existing capital resources may not be sufficient and if we are unable to raise additional capital, our business may suffer.”

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

If we are unable to enter into a new licensing agreement with Adobe by the Adobe Expiration Date, or if we are unable to enter into an amendment extending the term of the Adobe License Agreement, we would lose the ability to sublicense Adobe PostScript and this would negatively impact our ability to earn future sublicensing revenue. This will adversely affect our financial condition and results of operations. See “Part II. Item 1A. Risk Factors - Our current licensing agreement with Adobe Systems Incorporated expires June 30, 2008, and if we do not enter into an amendment to extend the Adobe License Agreement, or enter into a new Adobe licensing agreement before such expiration date, this will have a material adverse effect on our operating results.” and “Item 1. Financial Statements - Note 5. Concentration of Revenues.”

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

Declining sales trends and downward price pressure on our existing technologies, uncertainties surrounding our third party license revenue sharing agreements and an anticipated consolidation of the number of OEMs in the marketplace have resulted in a decline in our operating revenues in the first nine months of fiscal 2008. The Company has begun to scale back its operations to better match the currently projected cash flows anticipated from the Definitive Agreements, licensing agreements with other large customers and our third party license revenue sharing agreements. Any significant change in cash projections may require further scaling of our operations. The Company currently does not have a credit facility. Long term, the Company may face significant risks associated with the successful execution of its business strategy. If the Company is not successful in generating sufficient cash flow from operations, it may need to raise additional capital through public or private financing, strategic relationships, or other arrangements in order to develop new or enhance existing services or products, and to respond to competitive pressures or to acquire complementary services, businesses, or technologies. Under such circumstances, there can be no guarantee that we would be able to obtain additional capital on acceptable terms or at all. The inability to obtain such resources would have a material adverse effect on the Company, its operations, liquidity and financial condition, its prospects and the scope of strategic alternatives and initiatives available to the Company.

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

We derived revenues from the sale of controllers for MFP devices. We recognized this revenue in accordance with SEC Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements” (SAB 104, SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. We sold the controllers to certain OEM dealers for distribution to end users. Because it was a relatively new product, we were unable to establish a history regarding returns of product shipped. Therefore, we recognized revenue only upon sales through to end users based on meeting the revenue recognition criteria under  Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists.” The sale of these controllers was discontinued during the quarter ended January 31, 2006.

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

Our recurring product licensing revenues are dependent, in part, on the timing and accuracy of product sales reports received from our OEM customers. These reports are provided only on a calendar quarter basis and, in any event, are subject to delay and potential revision by the OEM. Therefore, we are required to estimate all of the recurring product licensing revenues for the last month of each fiscal quarter and to further estimate all of our quarterly revenues from an OEM when the report from such OEM is not received in a timely manner. In the event we are unable to estimate such revenues accurately prior to reporting financial results, we may be required to adjust revenues in subsequent periods. For the third quarter ended October 31, 2007 revenues subject to such estimates were minimal. Actual results have historically been consistent with management's estimates.

Results of Operations

Comparison of Quarters Ended October 31, 2007 and 2006

	Percentage of		Percentage
	Total Revenues		Change
	Three Months		Three Months
	Ended		Ended
	October 31,		October 31,
	2007	2006	2007 vs. 2006
Statements of Operations Data:
Revenues:
Product licensing	66%	63%	(1)%
Engineering services and maintenance	34	37	(16)
Hardware sales	—	—	(100)
Total revenues	100	100	(7)
Cost of revenues:
Product licensing	23	25	(16)
Engineering services and maintenance	17	30	(46)
Hardware sales	—	3	(100)
Total cost of revenues	40	58	(36)
Gross margin	60	42	32
Operating expenses:
Research and development	17	16	(1)
Sales and marketing	8	10	(20)
General and administrative	20	18	4
Total operating expenses	46	44	(3)
Income (loss) from operations	15	(2)	(945)
Other income (expense), net	3	1	92
Income (loss) before income taxes	17	0	(5936)
Provision for income taxes	—	1	(225)
Net income (loss)	17%	0%	(7206)%

Net Income

Our net income in the third quarter of fiscal year 2008 was $1.3 million, or $0.07 per basic share and $0.07 per diluted share, compared to a net loss of $0.02 million, or $0.00 per basic share.

Revenues

Consolidated revenues were $7.4 million for the third quarter of fiscal year 2008, compared to $8.0 million for the third quarter of fiscal year 2007. Licensing revenues decreased $0.1 million in the third quarter of fiscal year 2008 due primarily to a decrease in block licensing revenue resulting from a decline in the demand for our technologies and services. Engineering services and maintenance revenues decreased $0.4 million, primarily as a result of increased competition for business on a global basis.

Cost of Revenues

Total cost of revenues was $3.0 million in the third quarter of fiscal year 2008, compared to $4.6 million in the third quarter of fiscal year 2007. Product licensing costs decreased $0.3 million in the period as a result of a lower level of third party intellectual property contained in the licenses entered into during the third quarter of this fiscal year. This resulted in a corresponding decrease in the percentage of product liability expense to licensing revenue being incurred. Engineering services and maintenance costs in the third quarter of fiscal year 2008 were $1.1 million lower than in the third quarter of fiscal 2007, primarily because of the staff reductions made over the last nine months.

Gross Margin

Our gross margin increased to 60% in the third quarter of fiscal year 2008, compared with 42% in the third quarter of fiscal year 2007. The increase in fiscal year 2008 was due primarily to the lower level of third party intellectual property which results in a higher gross margin to us and a corresponding decrease in the percentage of product license expense to licensing revenue being incurred.

Operating Expenses

Total operating expenses for the third quarter of fiscal year 2008 decreased 3% to $3.4 million, compared with $3.5 million for the same period one year ago.

•	Research and development expenses remained flat at $1.3 million in the third quarter of fiscal year 2008 compared with $1.3 million in the comparable quarter of fiscal year 2007.

•
Sales and marketing expenses decreased 20% to $0.6 million in the third quarter of fiscal year 2008 from $0.7 million in the comparable quarter of fiscal year 2007. The decrease during the current fiscal year was the result of lower sales bonuses and commissions which are now focused on rewarding the sale of new technologies on new devices.

•
General and administrative expenses remained relatively unchanged from third quarter of fiscal year 2007 to the third quarter of fiscal year 2008 ($1.5 million in third quarter 2008 compared with $1.4 in fiscal 2007).

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

Comparison of Nine Months Ended October 31, 2007 and 2006

	Percentage of Total Revenues Nine Months Ended October 31,		Percentage Change Nine Months Ended October 31,
	2007	2006	2007 vs. 2006
Statements of Operations Data:
Revenues:
Product licensing	60%	63%	(27)%
Engineering services and maintenance	40	35	(11)
Hardware sales	—	2	(99)
Total revenues	100	100	(23)
Cost of revenues:
Product licensing	14	16	(28)
Engineering services and maintenance	26	26	(25)
Hardware sales	—	2	(100)
Total cost of revenues	40	44	(29)
Gross margin	60	56	(17)
Operating expenses:
Research and development	19	22	(33)
Sales and marketing	10	9	(18)
General and administrative	25	19	3
Total operating expenses	54	50	(17)
Income from operations	6	6	(22)
Other income, net	3	1	83
Income before income taxes	9	7	(2)
Provision for income taxes	—	—	63
Net income	9%	7%	(2)%

Net Income

Our net income in the first nine months of fiscal year 2008 was $1.7 million, or $0.10 per basic share and $0.09 per diluted share, compared to a net income of $1.7 million, or $0.10 per basic share and $0.09 per diluted share, in the first nine months of fiscal year 2007.

Revenues

Consolidated revenues were $19.1 million for the first nine months of fiscal year 2008, compared to $24.7 million for the first nine months of fiscal year 2007. Licensing revenues decreased $4.2 million in the first nine months of fiscal year 2008 due primarily to a decrease in block licensing revenue resulting from a decline in the demand for our technologies and services. Engineering services and maintenance revenues decreased $1.0 million, primarily as a result of increased competition for business on a global basis.

Cost of Revenues

Total cost of revenues was $7.7 million in the first nine months of fiscal year 2008, compared to $10.8 million in the first nine months of fiscal year 2007. Product licensing costs decreased $1.1 million in the period as a result of a lower level of third party intellectual property contained in the licenses entered into during the second quarter of this fiscal year. This resulted in a corresponding decrease in the percentage of product liability expense to licensing revenue being incurred. Engineering services and maintenance costs in the first nine months of fiscal year 2008 were $4.9 million, compared to $6.6 million in the first nine months of fiscal year 2007.

Gross Margin

Our gross margin increased to 60% in the first nine months of fiscal year 2008, compared with 56% in the first nine months of fiscal year 2007. The increase in fiscal year 2008 was primarily due to lower engineering services and maintenance costs primarily because of the staff reductions made over the last nine months.

Operating Expenses

Total operating expenses for the first nine months of fiscal year 2008 decreased 17% to $10.4 million, compared with $12.5 million for the same period one year ago.

•
Research and development expenses decreased 33% to $3.6 million in the first nine months of fiscal year 2008 from $5.5 million in the first nine months of fiscal year 2007. The cancellation of the development efforts associated with the System on a Chip (“SoC”) and the decrease in staffing that has occurred over the last fiscal year, as well as a result of the reduction in workforce that took place in the fourth quarter of 2007, are the primary reasons for decline in research and development expense.

•
Sales and marketing expenses decreased 18% to $1.9 million in the first nine months of fiscal year 2008 from $2.3 million in the first nine months of fiscal year 2007. The decrease during the current fiscal year was the result of lower sales bonuses and commissions which are now focused on rewarding the sale of new technologies on new devices.

•	General and administrative expenses remained relatively unchanged at $4.8 million in the first nine months of fiscal year 2008 from $4.7 million in the first nine months of fiscal year 2007.

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

(b) Changes in internal control over financial reporting

In the three months ended October 31, 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 4, 2007, the Company entered into a settlement agreement with members of the Peerless Full Value Committee, which is composed of Pembridge Capital Management LLC, E2 Investment Partners LLC and certain other shareholders, a copy of which is filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2007. Pursuant to the terms of the settlement agreement, among other things, the Board of Directors added Timothy Brog to its slate of nominees for election to a one-year term at the Company’s annual meeting of stockholders to be held on July 9, 2007 and the Peerless Full Value Committee was disbanded. Promptly following the annual meeting, the Nominating and Corporate Governance Committee of the board agreed to use all commercially reasonable efforts to identify, as soon as reasonably practicable, and no later than October 31, 2007, two candidates for recommendation to the board, each of whom is “independent” as defined in Nasdaq Marketplace Rule 4200(a)(15). On August 1, 2007, the board of directors increased the authorized number of directors from four to six and effective August 2 and 3, 2007, appointed John C. Reece and John Thomas Zender, respectively, as directors of the Company to fill vacancies created thereby. These recently appointed directors, and any additional directors that may be appointed in the future, may change the direction of the current strategic initiatives of the Company.

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

In 1999, we entered into a license agreement with Adobe Systems Incorporated that enables us to offer a convenient and optimized Adobe Postscript-enabled solution, as well as directly sublicense PostScript to our OEM customers. We have amended the Adobe License Agreement several times since 1999. On August 16, 2007, we entered into a letter agreement with Adobe, which extends the term of the Adobe License Agreement, and confirms that the license granted from Adobe to us is non-exclusive in nature. Specifically, the letter agreement confirms the Adobe Licensing Agreement do not in any way prohibit Adobe from entering into a direct or indirect licensing arrangement with respect to Adobe technology, with any third party, including, but not limited to any existing OEM customer or third parties which we may have existing ties. The letter agreement also provides that the termination date of the Adobe License Agreement will be extended from December 31, 2007 to June 30, 2008, referred to herein as the Adobe Expiration Date.  If we are unable to enter into a new licensing agreement with Adobe by the Adobe Expiration Date, or if we are unable to enter into an amendment extending the term of the Adobe License Agreement, we would lose the ability to sublicense Adobe PostScript and this would negatively impact our ability to earn future sublicensing revenue. In fiscal 2005, 2006 and 2007, Adobe Postscript accounted directly and indirectly for 40%, 79% and 54% of our licensing revenues and corresponding percentage of product licensing expense of 73%, 90% and 76%, respectively. A loss of our Adobe revenues could have a material adverse effect on our results of operations, business and future cash flows. See “Item 1. Financial Statements - Note 5 Concentration of Revenues”. Also see “ Part II. Item 1A - Risk Factors - We rely on relationships with Adobe Systems Incorporated and Novell Inc., and any adverse change in those relationships will harm our business.” and “We rely on relationships with certain customers and any adverse change in those relationships will harm our business.”

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

We currently rely upon our OEM block license agreements to maintain our current revenue levels. If we were unable to continue to recognize revenue upon the execution of some of our block license agreements there may be an immediate and significant drop in the amount of revenue being reported as earned in the short-term and this may have a material adverse effect on our business, results of operations and prospects. See “Part II. Item 1A - Risk Factors - We rely on relationships with Adobe Systems Incorporated and Novell Inc., and any adverse change in those relationships will harm our business .”

During the third quarter of fiscal year 2008, four customers, Konica Minolta, Kyocera-Mita, Okidata and Panasonic each generated greater than 10% of our revenues, and collectively contributed 81% of revenues for the quarter. Block licenses for the same time period were 54% of the revenue of the company. Seiko Epson Corporation advised us that they will be doing less business with us going forward due to their ability to find more favorable pricing. In fiscal 2005, 2006 and 2007, Seiko Epson Corporation accounted for 12%, 10% and 4% of our revenues. During the third quarter of fiscal year 2007, three customers each generated greater than 10% of our revenues, and collectively contributed 79% of revenues. Block license revenues during the same period were $5.0 million, or 47% of revenues.

We, as well as our OEM customers and third party technology suppliers face increasingly intense competition within our industry, which is applying significant downward pricing pressure on products and services. As a result, our OEM customers and third party technology suppliers continue to seek lower cost alternatives for their engineering needs. Some of our OEM customers and third party technology suppliers, including Adobe, have developed extensive offshore operations in countries such as India, that are capable of delivering lower cost solutions than we are able to deliver as of today. The ability of our OEM customers and third party technology suppliers to provide the same services at a lower cost may result in them no longer needing our services, as well as being in direct competition with us by providing the same services at a lower cost to our other customers. This may result in us losing some of our customers and may have a material adverse effect on our business, results of operations and future cash flows. See “Item 1. Financial Statements - Note 5. Concentration of Revenues.”

Our existing capital resources may not be sufficient and if we are unable to raise additional capital, our business may suffer.

Our principal source of liquidity is our cash and cash equivalents, which, as of October 31, 2007 were approximately $21.7 million in the aggregate. The current ratio of current assets to current liabilities was 3.5:1. For the nine months ended October 31, 2007, our operations generated $5.4 million in cash. The long-term liquidity of the Company is dependent on the MOU and Definitive Agreements with Kyocera-Mita. The Company and Kyocera-Mita have agreed that the engineering services portion of the MOU will not be extended beyond January 31, 2008, without a renegotiation of the number of engineers required, future services and deliverables of the agreement, the fees and incentive bonuses, if any, to be earned. If we experience an extended delay in the signing of a renewal agreement or the Company is unable to come to agreement with Kyocera-Mita on terms and conditions that are acceptable to both parties, this could have a material adverse effect on the Company's liquidity and cash flows. See “Part II. Item 1A - Risk Factors - If the Company and Kyocera-Mita do not extend the current engineering service agreement beyond January 31, 2008, the Company's cash flows will be materially and adversely affected.” Further, the Adobe License Agreement is scheduled to expire on June 30, 2008. If we are unable to enter into a new licensing agreement with Adobe by June 30, 2008 or if we are unable to enter into a new licensing agreement with Adobe by June 30, 2008, we would lose the ability to sublicense Adobe Postscript. See “Item 1. Financial Statements - Note 5 Concentration of Revenues.” See also “Part II. Item 1A - Risk Factors - We rely on relationships with Adobe Systems Incorporated and Novell Inc., and any adverse change in those relationships will harm our business.” ; “We rely on relationships with certain customers and any adverse change in those relationships will harm our will harm our business.” and “ Our current licensing agreement with Adobe Systems Incorporated expires in June 30, 2008, and if we do not enter into an amendment to extend the Adobe Licensing Agreement, or enter into a new Adobe licensing agreement before such expiration date, this may have a material adverse effect on our operating results.”

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

We have licensing agreements with Adobe Systems Incorporated and Novell Inc. to bundle and sublicense their licensed products with our licensed software. These relationships accounted for $5.6 million in revenues and an associated $2.6 million in cost of revenues during the first nine months of fiscal year 2008. Should the agreements with either of these vendors be terminated or canceled, there is no assurance that we could replace that source of revenue within a short period of time, if at all. Such an event would have a material adverse effect on our operating results. See “Item 1. Financial Statements - Note 5 Concentration of Revenue.” See also “Part II. Item 1A - Risk Factors - Our current licensing agreement with Adobe Systems Incorporated expires on June 30, 2008, and if we do not enter into an amendment to extend the Adobe License Agreement, or enter into a new Adobe licensing agreement before such expiration date, this may have a material adverse effect on our operating results.”

We have negotiated with Adobe Systems Incorporated and Canon Inc. to remedy a contract dispute, which, if not remedied, could result in the loss of the Adobe agreement and could harm our business.

We have negotiated with Canon Inc. regarding the PostScript sublicense agreement between us and Canon executed as of April 1, 2001. The sublicense did not include several terms required to be included in all OEM sublicenses by our license with Adobe. Although Adobe has indicated to us that it has no current intention to pursue claims for alleged breach of the Adobe Peerless PostScript Sublicensing Agreement, Adobe has not agreed to waive the requirement that the missing terms be included in the Canon sublicense. To date, we have been unable to amend the Canon sublicense in a manner acceptable to both Canon and Adobe. Furthermore, there is no assurance that we will be able to resolve the issues in a manner acceptable to both Adobe and Canon. Thus, Adobe may exercise its right to terminate its license agreement with us and take other legal action against us, if it so chooses. Termination of the Adobe agreement would have a material adverse effect on our future operating results. Approximately 68% of our revenue for the three months ended October 31, 2007 and approximately 41% of Peerless' revenue for the nine months ended October 31, 2006 were derived from its licensing arrangement with Adobe Systems Incorporated. See “Part II. Item 1A - Risk Factors - We rely on relationships with Adobe Systems Incorporated and Novell Inc., and any adverse change in those relationships will harm our business.” ; “ Our current licensing agreement with Adobe Systems Incorporated expires June 30, 2008, and if we do not enter into an amendment to extend the Adobe Licensing Agreement, or enter into a new Adobe licensing agreement before such expiration date, this may have a material adverse effect on our operating results.” and “We rely on relationships with Adobe Incorporated and Novell Inc., and any adverse change in those relationships will harm our business.”

If we are not in compliance with our license agreements, we may lose our rights to sublicense technology; our competitors are aggressively pursuing the sale of licensed third party technology.

We currently sublicense third party technologies to our OEM customers, which sublicenses accounted for $15.2 and $15.1 in licensing revenue in fiscal 2007 and 2006, respectively. Such sublicense agreements are non-exclusive. If Peerless is determined not to be in compliance with agreements between us and our licensors, we may forfeit our right to sublicense these technologies. Likewise, if such sublicense agreements expired, we would lose our right to sublicense the affected technologies. Additionally, the licensing of these technologies has become very competitive, with competitors possessing substantially greater financial and technical resources and market penetration than us. As competitors are pursuing aggressive strategies to obtain similar rights as held by us to sublicense these third party technologies, there is no assurance that we can remain competitive in the marketplace if one or more competitors are successful. See “Part II. Item 1A - Risk Factors - We have negotiated with Adobe Systems Incorporated and Canon, Inc. to remedy a contract dispute, which, if not remedied, could result in the loss of the Adobe agreement and harm our business.” and “ We rely on relationships with certain customers and any adverse change in those relationships will harm our business.”

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

Our future operating results will depend to a significant extent on the success of our new Peerless imaging and networking technologies including licensing revenue from these new technologies . We have spent a significant amount of time and capital developing our new Peerless imaging and networking technologies . Peerless high performance color technologies  may not be accepted by the marketplace for many reasons including, among others, incompatibility with existing or forthcoming systems, lack of perceived need by customers, uncertainty whether the benefits exceed the cost, the availability of alternatives and the unwillingness to use new or unproven products. If the marketplace does not accept Peerless imaging and networking technologies,  or if the marketplace takes additional time to accept Peerless imaging and networking technologies, our future revenues and operating results may be harmed.

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

We hold patents issued in the United States, China, France, Germany, Great Britain, Japan, Taiwan and Hong Kong. The issued patents relate to techniques developed by us for generating output for continuous synchronous raster output devices, such as laser printers, compressing data for use with output devices, filtering techniques for use with output devices and communicating with peripheral devices over a network. We also have patent applications pending in the United States, the European Patent Office, Japan, Hong Kong, Taiwan, China, Australia, Korea, and India. There can be no assurance that patents we hold will not be challenged or invalidated, that patents will issue from any of our pending applications or that any claims allowed from existing or pending patents will be of sufficient scope or strength (or issue in the countries where products incorporating our technology may be sold) to provide meaningful protection or be of any commercial advantage to us. In any event, effective protection of intellectual property rights may be unavailable or limited in certain countries. The status of United States patent protection in the software industry will evolve as the United States Patent and Trademark Office grants additional patents. Patents have been granted to fundamental technologies in software after the development of an industry around such technologies and patents may be issued to third parties that relate to fundamental technologies related to our technology.

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

Our common stock has experienced price volatility. In the 60-day period ending December 5, 2007, the closing price of the stock ranged from $1.72 per share to $2.51 per share. Such price volatility may occur in the future. Factors that could affect the trading price of our common stock include:

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

If we are not able to maintain compliance, our common stock may be subject to removal from listing on the Nasdaq Capital Market. Trading in our common stock after a delisting, if any, would likely be conducted in the over-the-counter markets in the so-called “pink sheets” or the National Association of Securities Dealers' Electronic Bulletin Board and could also be subject to additional restrictions. As a consequence of a delisting, our stockholders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock. In addition, a delisting would make our common stock substantially less attractive as collateral for margin and purpose loans, for investment by financial institutions under their internal policies or state legal investment laws or as consideration in future capital raising transactions.

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

 If the Company fails to timely perform its obligations under the block license agreement with Kyocera-Mita, it could adversely affect the Company’s recognition of $5.0 million in licensing revenue.

On July 13, 2007, the Company entered into the Addendum to the Master Technology License Agreement between Peerless and Kyocera-Mita. Pursuant to the Addendum, the Company licensed to Kyocera-Mita certain software and hardware products arising under the MOU and the Master Development Agreement between the parties. The Addendum created a contract backlog of licensing revenue in the amount of $5.0 million, none of which has yet been realized. While the Company’s current schedule and outlook are consistent with timely performance of its obligations under the Addendum, there are certain risks that may cause the Company to be unable to recognize the $5.0 million in revenue on a timely basis or at all. Certain of these risks are outside of the Company’s control such as delays in delivery of hardware or other elements to Kyocera-Mita. In addition, the current delivery schedule is dependent on the full and effective efforts of the entire Peerless engineering staff. In the event that certain key individuals of the Company’s engineering staff are unable to perform as expected, or if the Company loses the services of certain engineering staff members, timely performance under the Addendum could be jeopardized, resulting in the Company not be able to recognize expected licensing revenues.

Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 —	Defaults Upon Senior Securities.

None.

Item 4 —	Submission of Matters to a Vote of Security Holders.

None.

Item 5 —	Other Information.

None.

Item 6 —	Exhibits.

Exhibits:

EXHIBIT 10.1
Letter dated June 28, 2007 from Adobe Systems Incorporatd to Peerless Systems Corporation extending the term of the Post Script Software Development License and Sublicense Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on form 8-K filed on August 21, 2007).

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

Date: December 10, 2007

By:	/s/ John V. Rigali
John V. Rigali
Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: December 10, 2007

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

EXHIBIT 10.1
Letter dated June 28, 2007 from Adobe Systems Incorporatd to Peerless Systems Corporation extending the term of the Post Script Software Development License and Sublicense Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on form 8-K filed on August 21, 2007).

EXHIBIT 31.1	Certification of Chief Executive Officer

EXHIBIT 31.2	Certification of Principal Financial Officer

EXHIBIT 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002