Form 10-K
period 2008-01-31
PEERLESS SYSTEMS CORP
filed 2008-05-12
CIK 897893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2008
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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is an shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The aggregate market value of the registrant’s common equity held by non-affiliates was approximately $41,667,274 on July 31, 2007, based upon the last sale price of our common stock on the Nasdaq Capital Market on such date.
     The number of shares of Common Stock outstanding as of April 21, 2008 was 17,720,195.
DOCUMENTS INCORPORATED BY REFERENCE
     Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders to be held on or around August 8, 2008, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended January 31, 2008.

FORWARD-LOOKING STATEMENTS
     Statements made by us in this report and in other reports and statements released by us that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are necessarily estimates reflecting the judgment of our senior management based on our current estimates, expectations, forecasts and projections and include comments that express our current opinions about trends and factors that may impact future operating results. Disclosures that use words such as “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect,” “project” or the negative of these, as well as similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievement, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Risk Factors” in Part I, Item 1A. below. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below. Except as required under the federal securities laws and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise.

PART I
Item 1. Business
Company Overview
     Peerless Systems Corporation (together, with its subsidiaries, collectively refereed to herein as “Peerless,” the “Company,” “we,” “our” or “us”) licenses, develops and sells imaging and networking technologies and components to the digital document markets, which include original equipment manufacturers (“OEMs”) of color and monochrome printers and multifunction office products. We develop and license software-based imaging and networking technology for controllers in embedded, attached and stand-alone digital document products and integrate proprietary software into printers, copiers, and multifunction products (“MFPs”) of OEMs. As a result of completing the asset sale with Kyocera-Mita Corporation (“KMC”) on April 30, 2008, and the planned asset purchase with Prism Software Corporation, we are reducing our focus on our historical business, focusing on the digital content management (“DCM”) business, and seeking to deploy our substantial cash reserves into businesses where we believe we have a strategic advantage.
     We were incorporated in California in 1982 and reincorporated in Delaware in September 1996. We make our periodic and current reports and amendments to our reports available free of charge, on our website (www.peerless.com) as soon as reasonably practicable after such filing is electronically filed with, or furnished to, the SEC. The information on our Internet website is not incorporated by reference into this Annual Report on Form 10-K.
     In our historical business, we have developed controller products and applications for sale to OEMs. Digital document products include monochrome (black and white) and color printers, copiers, fax machines and scanners, as well as MFPs that perform a combination of these imaging functions. In order to process digital text and graphics, digital document products rely on a core set of imaging software and supporting electronics, collectively known as a digital imaging system. We have licensed our technology, entered into development agreements and marketed our solutions directly to OEM customers including Konica Minolta, KMC, Oki Data, Panasonic, Ricoh, and Seiko Epson. We also expanded our embedded application solution offerings by incorporating imaging and networking technologies developed internally as well as licensed from third parties.
Recent Developments
     Asset Sale with KMC
     On April 30, 2008, we consummated the transactions contemplated by that certain Asset Purchase Agreement, dated as of January 9, 2008, between KMC and Peerless, pursuant to which we sold substantially all of our intellectual property (“IP”) to KMC, transferred to KMC thirty eight (38) of our employees, licensed the IP back from KMC on a nonexclusive, worldwide, perpetual and royalty free basis subject to certain restrictions, entered into a sublease pursuant to which we are subleasing to a subsidiary of KMC 16,409 square feet of office space at our executive offices for a period of forty (40) months at a monthly rent equal to the allocable portion of the rent and common charges payable by us under our lease for the property, and terminated substantially all of our existing agreements with KMC. As consideration for the sale, KMC assumed certain of our liabilities, and paid us approximately $37.0 million, less a holdback amount of $4.0 million relating to potential indemnification obligations.
     Asset Purchase with Prism Software Corporation
     On February 22, 2008, we entered into an Asset Purchase Agreement with Prism Software Corporation (“Prism”) to acquire substantially all of the assets of Prism, a provider of print and document-management software products in the DCM market. Prism’s suite of software products including DocForm, DocRecord, DocSystem, and DocTransform are designed to provide document management, improve customers’ work processes and document flow, as well as expand and enhance document creation and distribution choices. Prism’s products are used by a broad range of small to mid-sized businesses, departments within large enterprises and government organizations. Completion of this transaction is subject to customary closing conditions and is expected to close in the next 30 days.
     Under terms of the agreement we will pay Prism $1.75 million in cash, subject to adjustment as provided in the Asset Purchase Agreement and will deposit into escrow either (a) 526,000 shares of our common stock, if the closing price of our stock is $2.85 or less on the day before the closing date or (b) a lesser number of shares determined by dividing $1,499,100 by the closing price of the our common stock on the day before the closing date, if such closing price is $2.85 or more. The shares will be held in escrow to satisfy any potential indemnity claims until the later of (a) one year following the closing date or (b) the date the business acquired from Prism first achieves cumulative net income in excess of $275,000. The Asset Purchase Agreement also contains an earnout provision, under which Prism may receive an additional payment (in cash, stock or any combination thereof, at our option) based on the total net income of the business acquired from Prism over the first three years following closing. See “Item 1A Risk Factors”.

     Formation of Cue Imaging Corporation
     In January 2008 we formed a wholly owned subsidiary, Cue Imaging Corporation, to investigate and explore potential opportunities in the all-in-one (“AiO”) printer market. The document-management software and AiO markets are fast growing segments of the DCM industry.
     Adobe Systems Incorporated
     Adobe Systems Incorporated (“Adobe”) has been our development partner since 1992. In 1999, we entered into a PostScript Software Development License and Sublicense Agreement with Adobe that expanded the application and integration of our respective technologies. Subsequently, we have amended this agreement many times to optimize our working relationship. Our agreement with Adobe is set to expire on June 30, 2008 and we do not expect that this agreement will be renewed. Although we will continue to realize revenues from this agreement for up to eighteen months, we anticipate that our Adobe Postscript revenues will diminish following the expiration of this agreement. We continue to pursue new revenue opportunities with Adobe.
     Summary of Recent Developments
     In summary, as a result of the transition in our business with the asset sale to KMC, the planned acquisition of the print and document-management software related assets and other resources of Prism, and our new business investment strategy, we have embarked on a business rationalization plan designed to align our cost structure with our current and projected revenue streams. We are currently implementing our business rationalization plan and intend to continue the implementation of such plan going forward.
Services Provided
     We operate in a single segment. The main source of our revenues comes from our licensed software-based imaging and networking systems for the digital document product marketplace. Licensing revenues were 63%, 65% and 58% of total revenues in fiscal years 2008, 2007 and 2006, respectively and engineering services and maintenance revenues were 36%, 34% and 33% of total revenues in fiscal 2008, 2007 and 2006, respectively. We offer engineering services to OEMs using our technologies for custom integration, addition of custom features and porting to new operating environments.
Customers
     We currently derive substantially all of our revenues from direct sales to digital document product OEMs. Two of our customers, Konica Minolta and KMC, each generated more than 10% of our total revenues for fiscal year 2008. Revenues from our top two customers accounted for 66% and 70% of our total revenues for fiscal years 2008 and 2007, respectively. We anticipate that our future revenues may be similarly concentrated with a limited number of customers. With the consummation of the KMC transaction, substantially all of our existing agreements with KMC have terminated. KMC may continue from time to time to sublicense third party technology from us.
     Our largest customers vary to some extent from year to year as product cycles end, contractual relationships expire and new products and customers emerge. In addition we have sublicense agreements with Adobe and Novell, Inc. (“Novell”), which have generated substantial revenues for us. For the last three years, they have accounted for $12.2 million, $15.2 million and $16.7 million for fiscal year 2008, fiscal year 2007 and fiscal year 2006 of our revenues, respectively.
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
     As discussed previously, there has been a general decline in the rates of growth for the monochrome work group printer and MFP market segments in which we are engaged. For those product platforms that do go forward for development and customer introduction, the competition has increased and we have experienced significant downward price pressure. As a result of this, OEM demand for our solutions has declined. This occurred in some cases because the OEMs perceived that our solutions did not meet their technical requirements. In other cases it occurred because the OEMs either developed the technology themselves or utilized lower cost offshore software competitors.
Market Segments and Geographic Areas
     In our historical business, we have sold our products and services to OEMs which produce products for the enterprise and office sector of the digital document product market, which is characterized by digital document products ranging in price from approximately $500 to $1,000 at the low end to in excess of $50,000 each at the high end. These products typically offer high performance differentiated by customized features. As a result of these unique requirements, we typically address the office sector of the digital document product market via direct OEM relationships with individual digital document product manufacturers. Our major customers in the office market in the fiscal year 2008 included KMC, Konica Minolta, Oki Data, Panasonic, RISO and Seiko Epson.
     Since the majority of our OEM customers have been comprised primarily of companies headquartered in Japan, revenues from customers outside the United States accounted for 90%, 91%, and 90% of our total revenues in fiscal years 2008, 2007, and 2006, respectively. These customers have sold products containing our technology primarily in the North American, Japanese, and European marketplaces. See Note 10 of the Consolidated Financial Statements, included herein, for revenues by geographical region for the last three fiscal years.
     All of our contracts with international customers are, and we expect that in the future will be, denominated in U.S. dollars. As a result, we are currently not subject to material foreign currency transaction and translation gains and losses.
Industry Overview
     The document imaging industry is rapidly changing. Historically, most electronic imaging products in the office environment have been stand-alone, monochrome machines, which were dedicated to a single print, copy, fax or scan function. Today’s imaging products combine printer, fax and, scan functions in a single color MFP or AiO devices. These rapid changes in technology and end-user requirements have created new opportunities and challenges for digital document product manufacturers. These challenges include customer expectations for higher performance products at lower prices as well as the desire and ability of product manufacturers to develop more and more technology in-house. The opportunities include the increasing demand for AiO products, high quality color imaging and document solution software applications. Peerless’ strategic initiatives are centered on these opportunities.
Technology
     Digital Imaging Products. Peerless offers software-based embedded imaging components to OEMs of printers and MFPs. These imaging components increase the performance, image quality and network connectivity while lowering the overall device cost. Our offerings to our customers include, among other things, the following:
•	PeerlessPrint Family of SDKs is a fully compatible Peerless implementation of HP PCL Page Description Languages. The majority of PeerlessPrint sales are sold in conjunction with other Peerless technology or third party technology.

•	Peerless XPS is a complete embedded rendering solution for applications that use Microsoft’s XPS Page Description Language.

•	PeerlessTrapping is an imaging technology designed to improve print quality of color images.

•	Peerless Software Print Server is a complete software based print server with all networking protocols that enables secure and reliable network print and scan connectivity.

•	PeerlessNet Web Services SDK provides advanced device control and Microsoft Windows Vista support.

•	PeerlessNet Security provides advanced network security functions for digital imaging devices.
     While recent revenue has been derived from our SDKs, we also have a history of generating revenue from our hardware based technology rendering acceleration as demonstrated by our QuickPrint chips. Our technologies generated a significant number of sales as stand alone solutions. However, we have established relationships that permit us to offer complementary technologies developed by Adobe and Novell to our customers in bundled or singe sales. This concept of bundling our technologies with third parties has allowed us to realize more sales opportunities over recent years. Since 1999, we have been a sublicensor of Adobe PostScript, which resulted in the expansion of the application and integration of our proprietary technologies. However, our agreement with Adobe expires on June 30, 2008 and we do not expect that it will be renewed.
     With the accumulation of cash from our three year development agreement with KMC, the licensing revenue from our other customers, and the sale of substantially all of our intellectual property to KMC, we hope to capitalize on our core strengths in imaging, develop relationships with device manufacturers and other distribution partners, and direct our efforts into higher growth segments of the DCM, such as document management, personalized publishing, digital asset management, web content management, collaboration solutions, mobile content management and AiO laser hardware and software solutions.
     The assets we expect to purchase from Prism have typically been sold as an enterprise software package directly to customers or through OEMs and VARs, which generated software licensing revenue, implementation services, training and other revenues. Going forward, as this portfolio of customers grows, we believe that recurring maintenance fees from annual support agreements will serve to build recurring revenue streams. We hope to expand the offering of these products through our customer contacts and explore vertical offerings in high demand segments that utilize this type of software product. In the interim, we intend to rationalize our business processes to effectively manage our accumulated cash assets while achieving reasonable returns on investment of these assets. See “Item 1A Risk Factors.”

Strategy for Business
     In 2007, we developed and implemented a strategy designed to address declining demand for our core imaging technologies from our traditional OEM customer base. The strategy called for the reduction of expenses to better match anticipated revenue; strengthening and maximizing the value of our core technologies, and expanding our business through mergers and/or acquisitions into high-growth segments of the DCM industry. As part of our strategy going forward, we are implementing the following:
     Reduction of Expenses. We will continue to manage our business in a manner that aligns our operating expenses with our ongoing revenue streams.
     Maximizing value of our core technologies. With the consummation of the KMC transaction, we will continue to license and provide service to our current and potential new OEM customers. We will continue to market our traditional embedded IP and any new product offerings we may participate in going forward.
     Strategic Acquisitions and Growth Opportunities.
     On February 22, 2008, we entered into an agreement to acquire substantially all of the assets of Prism, a provider of print and document-management software products in the DCM market. Upon closing, the acquisition will represent a key initial step in our strategy of expanding our business into new high-growth segments of the digital content management industry. In addition, we believe this acquisition will allow us to further expand into the print and document space. We intend to enter additional markets in the digital content management industry through mergers and/or acquisitions. Examples of targeted segments the company intends to investigate are: document management, digital asset management, web content management, personalized publishing, and collaboration solutions. To assist in facilitating our acquisition objectives, we retained the services of an investment bank on a non-exclusive basis, which has been selected to work with management in identifying and evaluating acquisition candidates. We have formed a wholly owned subsidiary, Cue Imaging Corporation, to investigate and explore potential opportunities in the AiO market with new technologies. We have authorized a budget of $2.6 million to initiate this subsidiary. Because this subsidiary is in the very early stages of market analysis, it has not yet entered into any agreements in the AiO market and we can provide no assurances that it will do so or will ultimately be successful even if any such agreement is consummated. See “Item 1A Risk Factors.”
Intellectual Property and Proprietary Rights
     We protect our proprietary rights through a combination of, among other things, trade secret, copyright and trademark laws, as well as the early implementation and enforcement of nondisclosure and other contractual restrictions.
     As part of the transaction with KMC, we sold substantially all of our intellectual property, including all of our patents, to KMC and executed a license agreement pursuant to which KMC licensed the IP back to us on a nonexclusive, worldwide, perpetual and royalty free basis subject to certain restrictions. Excluded from the IP that was sold to KMC was all of our customized intellectual property that had been previously integrated into products or services licensed or otherwise provided by us to third parties or specifically created for customers of ours after December 7, 2007, other than KMC and, which, in either case, had not also been provided to or integrated into products or services licensed to KMC, or developed pursuant to or in connection with certain agreements with KMC.
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
     As the number of patents, copyrights, trademarks and other intellectual property rights in our industry increases, products using our technologies increasingly may become the subject of infringement claims. There can be no assurance that third parties will not assert infringement claims against us in the future. Any such claims, regardless of merit, could be time consuming, divert the efforts of our technical and management personnel from productive tasks, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, which could have a material adverse effect on our operating results. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation to determine the validity of any claims, whether or not such litigation is determined in favor of us, could result in significant expense to us and divert the efforts of our technical and management personnel from productive tasks. We may lack sufficient resources to initiate a meritorious claim. In the event of an adverse ruling in any litigation regarding intellectual property, we may be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology, or obtain licenses to infringing or substituted technology. The failure of us to develop or license on acceptable terms a substitute technology, if required, could have a material adverse effect on our operating results. See “Item 1A Risk Factors”.
Competition
     The market for outsourced imaging systems for digital document products is highly competitive and characterized by continuous pressure to enhance performance, add functionality, reduce costs and accelerate the release of new products. We compete on the basis of a refreshed base of core technologies and new MFP technologies, plus technology expertise, product functionality, development time and price. Our technology and services primarily compete with solutions developed internally by OEMs. Virtually all of our OEM customers have significant investments in their existing solutions and have the substantial resources necessary to enhance existing products and to develop future products. These OEMs have or may develop competing imaging system technologies and may implement these systems into their products, thereby replacing our current or proposed technologies, eliminating the need for our services and products and limiting future opportunities for us. In fact, OEMs have increasingly been shifting away from third party solutions in favor of in-house development. Therefore, we are required to persuade these OEMs to outsource the development of their imaging systems and to provide products and solutions to these OEMs that favorably compete with their internally developed products. We have experienced increased difficulty in these efforts. We will continue to offer products, services and time-to-market advantages in a selected fashion while targeting unique opportunities that we believe exceed what the OEMs are capable of doing by using their own internal resources. The transaction with KMC limits the types of projects that we will attempt; however, we believe opportunities still exist. We also compete with software and engineering services provided in the digital document product marketplace by other systems suppliers to OEMs. In this regard, we compete with, among others, Electronics for Imaging Inc., Primax Corporation (formerly known as Destiny Technology Corporation), Global Graphics Software Ltd., SOFHA GmbH, Software Imaging and Zoran Corporation (formerly Oak Technologies). Our networking and security products compete with, among others, Silex Technology Inc, SafeNet Inc., and RSA, a division of EMC Corporation.
Employees
As of January 31, 2008, we had a total of 87 employees plus 3 who performed efforts as consultants and contractors. None of our employees are represented by a labor union, and we have never experienced any work stoppage. We believe we have good relations with our employees. As part of the transaction with KMC, thirty-eight (38) of our employees joined a subsidiary of KMC.
Available Information
     Our website address is http://www.peerless.com. We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.
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
Item 1A. Risk Factors
     Our short- and long-term success is subject to many factors that are beyond our control. Stockholders and prospective stockholders in the Company should consider carefully the following risk factors, in addition to the information contained in this report. This Annual Report on Form 10-K contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act and Section 21 of the Exchange Act, which are subject to a variety of risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below.
As a result of completing the asset sale with KMC, we may encounter difficulties in leveraging our remaining assets and continuing operations at a profitable level.
     Although we intend to continue operations as a provider of advanced imaging and networking technologies and components to the digital document market, our primary assets after consummating the transaction with KMC consist of licenses to use intellectual property owned by others. As a result, we may encounter unanticipated difficulties or challenges in continuing operations and our cash flows and revenues may be materially adversely impacted. If we are unable to address and overcome such difficulties or challenges, we may not be successful with our new business structure.

We have certain indemnification obligations under the Asset Purchase Agreement with KMC that might result in us not receiving all of the proceeds of the asset sale.
     Under the Asset Purchase Agreement, the $37.0 million purchase price for, among other things, substantially all of our intellectual property, is subject to a holdback amount of $4.0 million relating to potential indemnification obligations. If we are required to indemnify KMC or certain of its affiliates as a result such obligations, we may not receive all of the proceeds from the asset sale.
Our current growth strategy depends in part on our ability to successfully invest in and/or acquire the assets or businesses of other companies. Our failure to complete transactions that accomplish these objectives could reduce our earnings and slow our growth.
     We anticipate investing in and/or acquiring the assets or businesses of other companies as part of our current growth strategy. Potential risks involved in such transactions include lack of necessary capital, the inability to satisfy closing conditions, failure to identify suitable business entities for acquisition, the inability to successfully integrate such businesses into our operations, and the inability to make acquisitions on terms that we consider economically acceptable. Our ability to grow through acquisitions and manage growth would require us to continue to invest in operational, financial and management information systems and to attract, retain, motivate and effectively manage our employees. The inability to effectively manage the integration of acquisitions could reduce our focus on subsequent acquisitions and current operations, which, in turn, could negatively impact our earnings and growth. In addition, even if we do invest in or acquire other companies, there is no guarantee that such transactions will be successful in producing revenue or profits.
The Adobe License Agreement is set to expire on June 30, 2008, and we do not expect that this agreement will be renewed.
     We have a licensing agreement with Adobe Systems Incorporated to bundle and sublicense its licensed products with our licensed software. The term of the Adobe Agreement is set to expire on June 30, 2008 and we do not expect that this agreement will be renewed. There is no assurance that we will be successful in replacing the revenue derived from the Adobe License Agreement within a short period of time, if at all. If we fail to replace the revenue derived from the Adobe License Agreement our operating results will be materially adversely impacted. See “Item 1. Financial Statements — Note 5 Concentration of Revenue.”
We may be unable to meet certain conditions of closing the Prism transaction which will slow our realization of certain financial and strategic goals.
     On February 22, 2008, we entered into an Asset Purchase Agreement with Prism and certain stockholders of Prism, pursuant to which we will purchase from Prism all of its assets in connection with Prism’s business, except for certain excluded assets, free and clear of all encumbrances, and will assume certain assumed liabilities.
     The obligations of the parties to the Asset Purchase Agreement to complete the purchase and sale of the purchased assets are subject to certain closing conditions, such as payoff of certain loans, releases of liens on the purchased assets, third-party customer and supplier consents, and other customary conditions. These conditions may not be met. If any of these conditions are not met, we may not be able to complete the transaction.
We may be unsuccessful in realizing our financial and strategic objectives with respect to our acquisition of substantially all of the assets of Prism.
     PDMC, our wholly owned subsidiary, is expected to acquire substantially all of the assets of Prism, a company in the software document application space within the next 30 days. We have not conducted business in the software document application space previously. As a result, we may not be successful in realizing our financial and strategic objectives relating to the Prism transaction, causing our assets to become impaired.
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
     During the fiscal year 2008, two customers, Konica Minolta and KMC each generated greater than 10% of our revenues, and collectively contributed 66% of revenues for the year. Block licenses for the same time period were 51% of the revenue of the company. Seiko Epson Corporation advised us that they will be doing less business with us going forward due to their ability to find more favorable pricing. In fiscal 2006, 2007 and 2008, Seiko Epson Corporation accounted for 10%, 4% and 7% of our revenues. During the fiscal year 2007, three customers each generated greater than 10% of our revenues, and collectively contributed 70% of revenues. Block license revenues during the same period were 50% of revenues.
     We, as well as our OEM customers and third party technology suppliers face increasingly intense competition within our industry, which is applying significant downward pricing pressure on products and services. As a result, our OEM customers and third party technology suppliers continue to seek lower cost alternatives for their engineering needs. Some of our OEM customers and third party technology suppliers, including Adobe, have developed extensive offshore operations in countries such as India, that are capable of delivering lower cost solutions than we are able to deliver as of today. The ability of our OEM customers and third party technology suppliers to provide the same services at a lower cost may result in them no longer needing our services, as well as being in direct competition with us by providing the same services at a lower cost to our other customers. This may result in us losing some of our customers and may have a material adverse effect on our business, results of operations and future cash flows. See “Financial Statements - Note 5. Concentration of Revenues.”
We are involved in a contract dispute, which, if not remedied, could result in the loss of the Adobe agreement and could harm our business.
     Effective as of April 1, 2001, we entered into a PostScript sublicense with Canon Inc. The sublicense did not include several terms required to be included in all OEM sublicenses by our license with Adobe. Although Adobe has indicated to us that it has no current intention to pursue claims for alleged breach of the Adobe Peerless PostScript Sublicensing Agreement, Adobe has not agreed to waive the requirement that the missing terms be included in the Canon sublicense. To date, we have been unable to amend the Canon sublicense in a manner acceptable to both Canon and Adobe. Furthermore, there is no assurance that we will be able to resolve the issues in a manner acceptable to both Adobe and Canon. Thus, Adobe may exercise its right to terminate its license agreement with us and take other legal action against us, if it so chooses. Termination of the Adobe agreement would have a material adverse effect on our future operating results. Approximately 8% of our revenue for the three months ended January 31, 2008 and approximately 23% of our revenue for the twelve months ended January 31, 2008 were derived from its licensing arrangement with Adobe.
If we are not in compliance with our license agreements, we may lose our rights to sublicense technology; our competitors are aggressively pursuing the sale of licensed third party technology.
     We currently sublicense third party technologies to our OEM customers, which sublicenses accounted for $12.2 and $15.2 in licensing revenue in fiscal 2008 and 2007, respectively. Such sublicense agreements are non-exclusive. If we are determined not to be in compliance with the agreements between us and our licensors, we may forfeit our right to sublicense these technologies. Likewise, if such sublicense agreements expired, we would lose our right to sublicense the affected technologies. Additionally, the licensing of these technologies has become very competitive, with competitors possessing substantially greater financial and technical resources and market penetration than us. As competitors are pursuing aggressive strategies to obtain similar rights as held by us to sublicense these third party technologies, there is no assurance that we can remain competitive in the marketplace if one or more competitors are successful.
We may become subject to litigation as a result of an intellectual property infringement claim asserted by Screentone Systems Corporation against one of our customers.
     Screentone Systems Corporation (“Screentone”), a wholly owned subsidiary of Acacia Technologies Group (“Acacia”), has recently made an allegation of patent infringement against one of our customers. Our customer has requested that we defend them against Screentone’s lawsuit as it believes that the allegedly infringing functionality is resident in third party software which we sublicensed to them for use in certain of its products. We are currently trying to determine if the allegedly infringing functionality is resident in the third party software, as our customer believes. The lawsuit has been assigned to a court in the Central District of California for all pre-trial purposes and the case management conference is pending. We may be unable to resolve this lawsuit of patent infringement with our customer or Screentone, or to obtain any indemnification from the third party software provider from whom we licensed the software. This lawsuit of patent infringement could be time consuming, divert the efforts of our technical and management personnel from productive tasks, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. In the event of an adverse ruling affecting us as a party to the lawsuit and/or we are unable to obtain any indemnification from the third party software provider, we may be required to pay substantial damages and/or discontinue the sublicensing of third party software of such infringing patents. Our failure to continue sublicensing third party software, if required, could have a material adverse effect on our licensing revenues and our operating results.
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
Our revenue from engineering services is subject to significant fluctuations.
     We have experienced a significant reduction in the financial performance of our engineering services that has been caused by many factors, including:
•	product development delays;

•	potential non-recurring engineering reduction for product customization;

•	third party delays;

•	loss of new engineering services contracts;

•	globalization of the engineering workforce; and

•	the transfer of certain of our employees and other assets to KMC in connection with the IP sale.
     There can be no guarantee that these and similar factors will not continue to impact future engineering services results adversely.
The future demand for our products is uncertain.
     Our monochrome technology and products have been in the marketplace for an extended period of time. The average age of current technology and products in the marketplace reflects the aging of our monochrome technology and products. OEMs, in a number of instances, have not selected our solutions because the OEMs perceived that our solutions did not meet their technical requirements, developed the technology themselves or utilized lower cost offshore software competitors. Although we continue to license our current technology and products to certain OEMs, there can be no assurance that the OEMs will continue to need or utilize the products and technology we currently offer.
The industry for imaging systems for digital document products involves intense competition and rapid technological changes, and our business may suffer if our competitors develop superior technology.
     We anticipate increasing competition for our color products, particularly as new competitors develop and sell competing products. Some of our existing competitors, many of our potential competitors, and virtually all of our OEM customers have substantially greater financial, technical, marketing and sales resources than we have. If price competition increases, competitive pressures could require us to reduce the amount of royalties received on new licenses and to reduce the cost of our engineering services in order to maintain existing business and generate additional product licensing revenues. This could reduce profit margins and result in losses and a decrease in market share. We cannot guarantee that we have the ability to compete favorably with the internal development capabilities of our current and prospective OEM customers or with other third party digital imaging system suppliers and the failure to compete effectively would have a material adverse effect on our operating results.
If we fail to adequately protect our intellectual property or face a claim of intellectual property infringement by a third party, we could lose our intellectual property rights or be liable for damages.
     We protect our proprietary rights through a combination of, among other things, trade secret, copyright and trademark laws, as well as the early implementation and enforcement of nondisclosure and other contractual restrictions.
     As part of the transaction with KMC, we sold substantially all of our intellectual property, including all of our patents to KMC and executed a license agreement pursuant to which KMC licensed the IP back to us on a nonexclusive, worldwide, perpetual and royalty free basis subject to certain restrictions. Excluded from the IP that was sold to KMC was all of our customized intellectual property that had been previously integrated into products or services licensed or otherwise provided by us to third parties or specifically created for customers of ours after December 7, 2007 other than KMC and, which, in either case, had not also been provided to or integrated into products or services licensed to KMC, or developed pursuant to or in connection with certain agreements with KMC.
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
     As the number of patents, copyrights, trademarks and other intellectual property rights in our industry increases, products using our technologies increasingly may become the subject of infringement claims. There can be no assurance that third parties will not assert infringement claims against us in the future. Any such claims, regardless of merit, could be time consuming, divert the efforts of our technical and management personnel from productive tasks, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, which could have a material adverse effect on our operating results. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation to determine the validity of any claims, whether or not such litigation is determined in favor of us, could result in significant expense to us and divert the efforts of our technical and management personnel from productive tasks. We may lack sufficient resources to initiate a meritorious claim. In the event of an adverse ruling in any litigation regarding intellectual property, we may be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology, or obtain licenses to infringing or substituted technology. Our failure to develop or license on acceptable terms a substitute technology, if required, could have a material adverse effect on our operating results.
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
     Our common stock has experienced price volatility. In the 60-day period ending January 31, 2008, the closing price of our stock ranged from $1.93 per share to $2.61 per share. Such price volatility may occur in the future. Factors that could affect the trading price of our common stock include
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
     If we are not able to maintain compliance with Nasdaq’s listing requirements, our common stock may be subject to removal from listing on the Nasdaq Capital Market. Trading in our common stock after a delisting, if any, would likely be conducted in the over-the-counter markets in the so-called “pink sheets” or the Over-The-Counter Bulletin Board and could also be subject to additional restrictions. As a consequence of a delisting, our stockholders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock. In addition, a delisting would make our common stock substantially less attractive as collateral for margin and purpose loans, for investment by financial institutions under their internal policies or state legal investment laws or as consideration in future capital raising transactions.

If we fail to maintain an effective system of internal control over financial reporting or discover material weaknesses in our internal control over financial reporting or financial reporting practices, we may not be able to report our financial results accurately or detect fraud, which could harm our business and the trading price of our stock.
     Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. We are required to periodically evaluate the effectiveness of the design and operation of our internal controls. These evaluations may result in the conclusion that enhancements, modifications or changes to our internal controls are necessary or desirable. As we previously noted in connection with the material weakness that we disclosed as of January 31, 2007, which was remediated, while management evaluates the effectiveness of our internal controls on a regular basis, we cannot provide absolute assurance that these controls will always be effective or any assurance that the controls, accounting processes, procedures and underlying assumptions will not be subject to revision. There are also inherent limitations on the effectiveness of internal controls and financial reporting practices, including collusion, management override, and failure of human judgment. Because of this, control procedures and financial reporting practices are designed to reduce rather than eliminate business risks. If we fail to maintain an effective system of internal control over financial reporting or if and for so long as management or our independent registered public accounting firm were to discover material weaknesses in our internal control over financial reporting (or if our system of controls and audits results in a change of practices or new information or conclusions about our financial reporting), we may be unable to produce reliable financial reports or prevent fraud and it could harm our financial condition and results of operations and result in loss of investor confidence and a decline in our stock price.
Recent and proposed regulations related to equity incentives could adversely affect our ability to attract and retain key personnel.
     Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee retention packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with us. The Financial Accounting Standards Board has announced changes that we have implemented in the quarter ending April 30, 2006, requiring us to record a charge to earnings for employee stock option grants and issuances of stock under employee stock purchase plans. This regulation negatively impacts our results of operations. In addition, new regulations implemented by the Nasdaq Capital Market requiring stockholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, to change our equity incentive strategy, or to attract, retain and motivate employees, they could materially and adversely affect our business.
Item 1B. Unresolved Staff Comments
     None
Item 2. Properties
     We lease our headquarters and primary administrative facilities in El Segundo, California. We also lease office space in Kent, Washington for our wholly owned subsidiary, Peerless Systems Imaging Products, Inc., and office space in Tokyo, Japan. We believe that our existing leased space is excessive and we are taking steps to reduce our premise expense to more adequately reflect our current operating needs.

		Owned /
		Leased	Approximate size	Approximate
Use	Address	Expiration	(sq. ft.)	Rental / Mo
Peerless System	2381 Rosecrans Avenue	Leased	44,653	$105,526
Corporation	El Segundo, California	June, 2016
	90245

Peerless Systems	20415 72nd Avenue S. Suite 400	Leased	10,756	$11,205
Imaging Products	Kent, Washington 98032	Oct, 2009

Peerless Systems KK	AIOS Gotanda 405	Leased	426	$3,299
	1-10-7 Higashi- Gotanda	Oct, 2009
	Shinagawa-ku
	Tokyo 141-0022, Japan
     As part of the transaction with KMC, we are currently subleasing (the “Sublease”) to a KMC subsidiary approximately 16,409 square feet of office space at our executive offices located at 2381 Rosecrans Avenue, El Segundo, California 90245 at a monthly rent equal to the allocable portion of the rent and common charges payable by us under our lease for the property. The Sublease will result in a savings of approximately $1,550,000 during its forty (40) month term. After the expiration of the forty (40) month term, we will have the option of using the space, subleasing the space to a third party or terminating the lease pursuant to a buyout provision contained in our existing lease.
     We currently have approximately 10,000 square feet listed for lease in Kent, Washington, and another 10,000 square feet listed for lease in El Segundo, California.
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
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal year 2008.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock was traded on the Nasdaq National Market under the symbol “PRLS” from our initial public offering on September 26, 1996 until July 30, 2004, when our common stock was moved to the Nasdaq Capital Market. The table below sets forth, during the periods indicated, the high and low sales price for our common stock as reported on the Nasdaq Capital Market.

	Fiscal Year Ended January 31,
	2008		2007
Quarter	High	Low	High	Low
First	$3.52	$1.86	$10.00	$5.81
Second	$3.70	$2.02	$7.60	$4.15
Third	$3.01	$2.01	$5.00	$2.55
Fourth	$2.85	$1.69	$4.23	$2.15
     The closing price of our common stock on April 21, 2008 was $2.18. Shareholders are urged to obtain current market quotations for our common stock. As of April 10, 2008, there were approximately 106 holders of record of our common stock.
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

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG PEERLESS SYSTEMS CORPORATION,
NASDAQ MARKET INDEX (U.S.) AND HEMSCOTT GROUP INDEX
ASSUMES $100 INVESTED ON FEB. 1, 2003
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING JAN. 31, 2008
     The table below sets forth, during the periods indicated, a comparison of cumulative total return of one or more companies, peer groups, industry indexes and/or broad markets:

	Years Ended January 31,
	2008	2007	2006	2005	2004	2003

Company/index/market:

Peerless Systems Corporation	$160.81	$154.73	$441.22	$89.19	$172.30	$100.00

Application Software	$169.80	$158.39	$142.82	$129.56	$127.89	$100.00

NASDAQ US only	$192.43	$198.09	$181.86	$159.62	$159.02	$100.00

Item 6. Selected Financial Data
     The statement of operations data for the fiscal years ended January 31, 2008, 2007, 2006, and the balance sheet data at January 31, 2008 and 2007 are derived from, and should be read in conjunction with, the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The data set forth below (in thousands, except per share data) are qualified in their entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Years Ended January 31,
	2008	2007	2006	2005	2004
	(In thousands)
Statement of Operations Data:
Net sales	$28,443	$33,383	$36,157	$23,078	$25,254
Income (loss) from operations	4,345	2,841	4,347	(5,677)	(5,793)
Net income (loss)	10,147	3,286	4,314	(5,805)	(4,861)
Basic earnings (loss) per share	0.59	0.19	0.26	(0.37)	(0.31)
Diluted earnings (loss) per share	0.56	0.17	0.23	(0.37)	(0.31)

	Years Ended January 31,
	2008	2007	2006	2005	2004
	(In thousands)
Balance Sheet Data:
Total assets	$33,230	$23,601	$20,034	$12,647	$19,307
Long-term obligations	551	459	275	418	366
Selected Quarterly Financial Data (Unaudited):

	Year Ended January 31, 2008				Year Ended January 31, 2007
	(In thousands)
Quarter	Fourth	Third	Second	First	Fourth	Third	Second	First
Net sales	$9,325	$7,429	$6,942	$4,747	$8,704	$7,980	$7,896	$8,804
Gross margin	7,093	4,468	4,785	2,204	5,495	3,374	4,276	6,190
Gross margin %	76.06%	60.14%	68.93%	46.43%	63.13%	42.28%	54.15%	70.31%
Income (loss) from operations	$3,264	$1,081	$1,049	$(1,048)	$1,460	$(128)	$(438)	$1,946
Net income (loss)	$8,484	$1,279	$1,213	$(829)	$1,588	$(18)	$(327)	$2,043
Basic earnings (loss) per share	0.49	0.07	0.07	(0.05)	0.09	—	(0.02)	0.12
Diluted earnings (loss) per share	0.47	0.07	0.07	(0.05)	0.09	—	(0.02)	0.11
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following analysis contains forward-looking statements that involve risks and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Annual Report on Form 10-K are based on current expectations, estimates, forecasts and projections about the industry in which we operate, management’s beliefs and assumptions made by management. These statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of factors and trends that could impact our business and results, please refer to the section above entitled “Risk Factors.”
     The following should be read in conjunction with the audited consolidated financial statements and related notes thereto contained in this Annual Report on Form 10-K.
Highlights
     As previously reported, we have experienced a downturn in revenue due to lower demand for our core technologies from year to year. Consolidated revenues for fiscal year 2008 were $28.4 million, a 14.8% decline from the prior fiscal year and a 21.4% decline from fiscal 2006. Product licensing revenues decreased 18.1% as a result of a decrease in block licensing revenue. Engineering services and maintenance revenues declined 5.3% primarily due to downward price pressure arising from an increasingly competitive global workforce as well as substantial pressure on our OEM customers to consolidate. These overall decreases in revenues were primarily attributable to declines in the demand for our technologies, third party technologies we are licensed to sell and traditional engineering services.
     Recently, we have experienced a significant number of strategic changes in connection with our transition to a new business focus designed to address declining demand for our core imaging technologies from our traditional OEM customer base:
•	On April 30, 2008, we consummated the transactions contemplated by that certain Asset Purchase Agreement, dated as of January 9, 2008, between KMC and Peerless, pursuant to which we sold substantially all of our IP to KMC, transferred to KMC thirty eight (38) of our employees, licensed the IP back from KMC on a nonexclusive, worldwide, perpetual and royalty free basis subject to certain restrictions, entered into a sublease pursuant to which we are subleasing to a subsidiary of KMC 16,409 square feet of office space at our executive offices for a period of forty (40) months at a monthly rent equal to the allocable portion of the rent and common charges payable by us under our lease for the property, and terminated substantially all of our existing agreements with KMC. As consideration for the sale, KMC assumed certain of our liabilities, and paid us approximately $37.0 million, less a holdback amount of $4.0 million relating to potential indemnification obligations. The cash proceeds generated from the KMC transaction will position us to continue executing our strategic plan.

•	On February 22, 2008, we entered into an Asset Purchase Agreement with Prism Software Corporation to acquire substantially all of the assets of Prism, a provider of print and document-management software products. Under the terms of the agreement we will pay Prism $1.75 million in cash, subject to adjustment as provided in the Asset Purchase Agreement and will deposit into escrow either (a) 526,000 shares of our common stock, if the closing price of our stock is $2.85 or less on the day before the closing date or (b) a lesser number of shares determined by dividing $1,499,100 by the closing price of the our common stock on the day before the closing date, if such closing price is $2.85 or more. The shares will be held in escrow to satisfy any potential indemnity claims until the later of (a) one year following the closing date or (b) the date the business acquired from Prism first achieves cumulative net income in excess of $275,000. The Asset Purchase Agreement also contains an earn out provision, under which Prism may receive an additional payment (in cash, stock or any combination thereof, at our option) based on the total net income of the business acquired from Prism over the first three years following closing. Completion of this transaction is subject to customary closing conditions.

•	In January, 2008, we formed a wholly owned subsidiary, Cue Imaging Corporation, to investigate and explore potential opportunities in the AiO market with new technologies.

•	Year over year operating expenses were reduced by 14%. It is our intent to continue to manage our operating costs, selling, and general and administrative expenses as we move in a new direction.

•	The Adobe License Agreement is set to expire on June 30, 2008, and we do not expect that this agreement will be renewed. The Adobe License Agreement provides that there is a period of twelve to eighteen months following the expiration of the agreement by which we continue to license and provide services to our existing OEM customers.
     Our inability to implement our strategic plan, develop and offer products, and manage expansion in the aforementioned marketplaces, as well as the declining sales trend of our existing licenses, downward price pressure on our existing technologies, uncertainty surrounding third party license revenue sharing agreements, downward price pressure on OEM products and the anticipated consolidation of the number of OEMs in the marketplace, may have a material adverse effect on our business and financial results. See “Item 1A. Risk Factors.”
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
     For fees on multiple element arrangements, values are allocated among the elements based on vendor specific objective evidence of fair value, VSOE. We generally establish VSOE based upon the price charged when the same elements are sold separately. When VSOE exists for all undelivered elements, but not for the delivered elements, revenue is recognized using the “residual method” as prescribed by Statement of Position 98-9. If VSOE does not exist for the undelivered elements, all revenue for the arrangement is deferred until the earlier of the point at which such VSOE does exist for the undelivered elements or all elements of the arrangement have been delivered, unless the only undelivered element is a service in which revenue from the delivered element is recognized over the service period.
     We recognize revenues for certain of our engineering services projects on a percentage-of-completion basis, in accordance with Accounting Research Bulletin 45, “Long-Term Construction-Type Contracts”, and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The estimates to complete the projects are determined by the individual project-engineering manager responsible for the oversight of the individual projects. The estimates are made at the end of each accounting period and are subject to unforeseen circumstances that can increase or decrease the hours necessary to complete the efforts. For fiscal year 2008, we reported no engineering services revenues on a percentage-of-completion basis.
     We provide an accrual for estimated product licensing costs owed to third party vendors whose technology is included in the products sold by us. The accrual is impacted by estimates of the mix of products shipped under certain of our block license agreements. The estimates are based on historical data and available information as provided by our customers concerning projected shipments. Should actual shipments under these agreements vary from these estimates, adjustments to the estimated accruals for product licensing costs may be required. Such adjustments have historically been within management’s expectations. However, product licensing cost increased by $0.4 million during the third quarter of fiscal 2007 as a result of a change in estimate reported by one of our OEM customers and decreased by $0.3 million in the fourth quarter of fiscal 2008 as a result of the settlement of differences arising from a third party licensing agreement review.
     As of January 31, 2008, we had tax credit carry-forwards available to reduce future income tax liabilities of approximately $13.9 million which begin to expire in fiscal year 2011. The realization of these assets is based upon management’s estimates of future taxable income. We have recorded a $5.0 million dollar expected income tax benefit and have provided a valuation allowance for the remaining of our net deferred tax assets because of the uncertainty with respect to our ability to generate future taxable income to realize the deferred tax assets. With a change in management’s assessment of the uncertainty, the valuation allowance will be adjusted accordingly.
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
     We use our actual stock trading history as a basis to calculate the expected volatility assumption to value stock options. The expected dividend yield is based on Peerless’ practice of not paying dividends. The risk-free rate of return is based on the yield of U.S. Treasury Strips with terms equal to the expected life of the option as of the grant date. The expected life in years is based on historical actual stock option exercise experience.
     SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If actual forfeitures vary from our estimates, we will recognize the difference in compensation cost in the period the actual forfeitures occur.
     Upon adoption of SFAS 123(R), we changed our method of attributing the value of stock-based compensation expense from the multiple-option (i.e. accelerated) approach to the single-option (i.e. straight-line) method. Compensation expense for share-based awards granted through January 31, 2006 will continue to be subject to the accelerated multiple-option method, while compensation expense for share-based awards granted on or after February 1, 2006 will be recognized using a straight-line, or single-option method. We recognize these compensation costs over the service period of the award, which is generally the options vesting term of four years.
     We recorded $960,000 in share-based compensation expense during the fiscal year ended January 31, 2008. Share-based compensation expense was allocated as follows for the twelve month period ended January 31, 2008: $109,000 included in cost of sales, $74,000 included in research and development expense, $106,000 included in sales and marketing and $671,000 included in general and administrative expense. We granted options to purchase 508,000 shares of common stock for the fiscal year ended January 31, 2008.
     On February 1, 2007, we adopted FIN 48. See “Item 1. Financial Statements — Note 6. Income Taxes” for further information.

Results of Operations
     The following table sets forth, for the periods indicated, the percentage relationship of certain items from our statements of operations to total revenues.

				Percentage Change
	Percentage of Total			Years Ended
	Revenues Years Ended			January 31,
	January 31,			2008 vs.	2007 vs.
	2008	2007	2006	2007	2006
Statements of Operations Data:
Revenues:
Product licensing	63%	65%	58%	(18)%	4%
Engineering services and maintenance	37	34	33	(5)	(6)
Other	—	1	9	(99)	(88)

Total revenues	100	100	100	(15)	(8)

Cost of revenues:
Product licensing	12	14	18	(28)	(29)
Engineering services and maintenance	23	26	22	(25)	8
Other	—	2	7	(100)	(73)

Total cost of revenues	35	42	47	(30)	(18)

Gross margin	65	58	53	(4)	1

Operating expenses:
Research and development	15	20	16	(34)	17
Sales and marketing	9	9	10	(16)	(13)
General and administrative	26	20	15	8	21

Total operating expenses	50	49	41	(14)	12

Income (loss) from operations	15	9	12	56	(35)

Other income	3	1	—	78	*

Income (loss) before income taxes	18	10	12	56	(24)
Provision for income taxes	(18)	—	—	*	(21)

Net income (loss)	36%	10%	12%	209%	(24)%

*	Percentage change calculations not meaningful.
     Net Income
     Net income for the twelve month period ended January 31, 2008, was $10.1 million or $0.59 per basic and $0.56 per diluted share, compared to a net income of $3.3 million, or $0.19 per basic and $0.17 per diluted share, in fiscal year 2007, and a net income of $4.3 million, or $0.26 per basic and diluted share, in fiscal year 2006.
Revenues
     Consolidated revenues for fiscal year 2008 were $28.4 million, compared to $33.4 million in fiscal year 2007, and $36.2 million in fiscal year 2006. The decrease in fiscal year 2008 was primarily the result of a decrease in the sale of block licenses. The decrease in fiscal year 2007 from fiscal year 2006 was primarily the result of the discontinuation of our Everest controller product and other hardware sales which amounted to $3.2 million in revenues in fiscal year 2006 and the cancellation of the PMC-Sierra contract.
     Product licensing revenues for fiscal year 2008 were $17.8 million, compared to $21.8 million in fiscal year 2007, and $21.0 million in fiscal year 2006. Block licensing agreements totaling $13.7 million were signed during fiscal year 2008, of which $13.5 million was recognized as revenue during fiscal year 2008. The remaining $0.2 million will be recognized in fiscal year 2009. This is compared with block licensing agreements of $17.4 million signed in fiscal year 2007, of which $16.7 million was recognized as revenue during fiscal year 2007. The decrease in product licensing revenues in fiscal year 2008 compared to fiscal year 2007 was the result of a decrease in block licensing revenue resulting from a decline in the demand for our technologies and services.
     Engineering services and maintenance revenues generated by us were $10.6 million in fiscal year 2008, compared to $11.2 million in fiscal year 2007, and $11.9 million in fiscal year 2006. The decrease realized over the last two years was the result of increased competition for business on a global basis. Revenue generated by hardware sales was minimal in fiscal year 2008, compared to $0.4 million in fiscal year 2007, and $3.2 million in fiscal year 2006. The fiscal year 2008 decrease from the previous two years was the result of the discontinuance of the Everest controller product. Contract and maintenance backlog at January 31, 2008 was approximately $0.3 million, as compared with $0.6 million at January 31, 2007, which did not include the amounts expected under the KMC agreement.
Cost of Revenues
     Cost of revenues for fiscal year 2008 was $9.9 million, compared to $14.1 million in fiscal year 2007, and $17.0 million in fiscal year 2006. Product licensing costs were $3.3 million in fiscal year 2008, compared to $4.6 million in fiscal year 2007, and $6.5 million in fiscal year 2006. The decrease over the last two years was the result of lower levels of third party technologies in our product licensing revenues, due partially to a reduction of $0.3 million in product licensing expense during the fourth quarter of fiscal 2008. This reduction arose from a settlement of differences arising from a third party licensing agreement review. Engineering services and maintenance cost of sales decreased to $6.6 million in fiscal year 2008 compared to $8.8 and $8.1 million in fiscal years 2007 and 2006, respectively. The decrease in fiscal year 2008 over fiscal year 2007 was due the reduced staffing in the Engineering Department.
Gross Margin
     Gross margin as a percentage of total revenues was 65% in fiscal year 2008, compared to 58% in fiscal year 2007, and 53% in fiscal year 2006. The percentage increases in fiscal year 2008 and fiscal year 2007 were the result of the higher proportion of licensing revenues combined with a higher level of our intellectual property offsetting the lower gross margins attributable to engineering services and hardware sales and as previously mentioned reduction due to a settlement of differences arising from a third party licensing agreement review.
Operating Expenses
     Operating expenses for fiscal year 2008 were $14.2 million, compared to $16.5 million in fiscal year 2007, and $14.8 million in fiscal year 2006.
•	Research and development expenses were $4.4 million in fiscal year 2008, compared to $6.7 million in fiscal year 2007, and $5.7 million in fiscal year 2006. The decrease in fiscal year 2008 over fiscal year 2007 was due to a decrease in staffing. The increase in fiscal year 2007 expenses compared to the previous fiscal year was the result of development efforts associated with the System on a Chip (SoC) networking and new color technologies.

•	Sales and marketing expenses were $2.5 million in fiscal year 2008, compared to $3.0 million in fiscal year 2007, and $3.5 million in fiscal year 2006. The decreases over the last two fiscal years were the result of a reduction in staffing levels and sales commission expense. We continued to focus on the launch of new Peerless imaging and networking technologies and on developing new OEM customers, attending industry trade shows, and evaluating other opportunities to promote our core and new color imaging and network solutions.

•	General and administrative expenses were $7.3 million in fiscal year 2008, compared to $6.7 million in fiscal year 2007, and $5.6 million in fiscal year 2006. The fiscal 2008 increase was due mainly to increased legal fees related to the KMC transaction, an R&D tax study and a proxy contest during the year. The fiscal 2007 increase was primarily due to a one-time charge associated with our expense reduction program, a one-time charge associated with the consultancy agreement with our former CEO, stock-based compensation expense that has not been required to be recorded in the statement of operations in previous years, Sarbanes-Oxley compliance expenses resulting from our classification as an accelerated-filer during fiscal 2008 and non-recurring legal fees associated with contractual matters related to agreements with some of our larger customers.
Interest Income, Other Income and Expenses, and Taxes
     Interest income earned in all fiscal years was attributable to interest and investment income earned on cash and cash equivalents and investment balances. The increase in fiscal year 2008 was a result of a higher level of investments.
     On February 1, 2007, we adopted FIN 48. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than not” to be sustained, then no benefits of the position are to be recognized.
     The tax benefit expected to be realized from deferred tax assets upon the consummation of the KMC transaction was primarily the result of research and development tax credits. The provisions for income taxes for prior fiscal years were primarily the result of foreign income taxes paid. These income taxes were paid through withholdings on payments of licensing revenues made by our customers to us. We have provided a valuation allowance on our net deferred tax assets because of the uncertainty with respect to our ability to generate future taxable income to realize the deferred tax assets.
     In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on this consideration, we determined that it is more likely than not that $5.0 million of certain deferred tax assets will be realized, primarily due to the projected gain on the sale of our IP to KMC. Accordingly, we reversed a portion of our valuation allowance during the fourth quarter of fiscal 2008.
Contractual Obligations
     The following table summarizes our significant contractual obligations at January 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our consolidated balance sheets at January 31, 2008.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Operating lease obligations	$12,399	$1,465	$2,904	$2,831	$5,199
Outstanding purchase orders	30	30	—	—	—

Total	$12,429	$1,495	$2,904	$2,831	$5,199

     We may be required to make significant cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $2,781,000 as of January 31, 2008, have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 6, “Income Taxes.”
Liquidity and Capital Resources
     Our principal source of liquidity is our cash and cash equivalents which, as of January 31, 2008, were $23.1 million in the aggregate, compared to $16.4 million at January 31, 2007. The increase was primarily the result of cash provided by operations of $6.9 million and $0.4 million in funds provided by stock options being exercised offset by cash used by investing activities in the amount of $0.6 million.
     Compared to January 31, 2007, total assets at January 31, 2008 increased 41% to $33.2 million and stockholders’ equity increased 72% to $27.8 million. The ratio of current assets to current liabilities was 6.7:1 compared to 3.3:1 last year. We generated $6.9 million in cash provided by operations during the twelve month period ended January 31, 2008, as compared to $3.4 million in cash provided by operations during the twelve month period ended January 31, 2007.
     Our investing activities during the fiscal year ended January 31, 2008 used cash of $0.6 million compared to $0.6 million provided in fiscal year 2007.
     During fiscal year 2008, $0.4 million was provided by exercise of stock options. Net cash provided by financing activities was $0.4 million during fiscal year 2007.

     At January 31, 2008, net trade receivables were $1.0 million higher than at January 31, 2007, due primarily to the timing of the signings and collections of new licensing agreements at the end of the fiscal years.
     On April 30, 2008, we consummated the transactions contemplated by that certain Asset Purchase Agreement, dated as of January 9, 2008, between KMC and Peerless, pursuant to which we sold substantially all of our IP to KMC, transferred to KMC thirty eight (38) of our employees, licensed the IP back from KMC on a nonexclusive, worldwide, perpetual and royalty free basis subject to certain restrictions, entered into a sublease pursuant to which we are subleasing to a subsidiary of KMC 16,409 square feet of office space at our executive offices for a period of forty (40) months at a monthly rent equal to the allocable portion of the rent and common charges payable by us under our lease for the property, and terminated substantially all of our existing agreements with KMC. As consideration for the sale, KMC assumed certain of our liabilities, and paid us approximately $37.0 million, less a holdback amount of $4.0 million relating to potential indemnification obligations. The cash proceeds generated from the KMC transaction will position us to continue executing our strategic plan. A certain portion of the net proceeds from the KMC transaction will be used for general corporate purposes, including satisfying our working capital needs and paying our remaining liabilities as they come due, relating to the assets that we retain following the consummation of this transaction, including our rights under our sublicenses with Adobe Systems Incorporated and Novell, Inc. and our customized intellectual property.
     In addition to the net proceeds that we received from the KMC transaction, our operating costs and selling, general and administrative expenses will significantly decrease, freeing up additional capital which will permit us to pursue our long term goal of providing high-tech products and services to the worldwide digital content management market. We intend to aggressively seek acquisitions and new ventures, leveraged by our current OEM relationships, talent base and the infusion of capital resulting from this transaction. Our long term strategy includes diversifying our business to better ensure growth and profitability and maximizing our strengths in the following traditional core areas: imaging, Adobe PostScript™, networking and hardware intellectual property. Specifically, we plan to focus on the area of solution software applications and the AiO market place. We intend to acquire or invest in existing business enterprises to accomplish this goal. While we have just begun to research and investigate potential strategic acquisitions, we have pending a planned purchase of substantially all of the assets of Prism related to Prism’s print and document-management software. In addition, we have formed a wholly owned subsidiary to investigate and explore potential opportunities in the AiO market with new technologies. We have authorized a budget of $2.6 million to initiate the subsidiary. Because this subsidiary is in the very early stages of market analysis, it has not yet entered into any agreements in the AiO market and we can provide no assurances that it will do so or will ultimately be successful even if any such agreement is consummated.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     As of January 31, 2008, we do not hold any positions in equity securities of other publicly traded companies.
     Our exposure to interest rate risk in the past relates primarily to our non-equity investment portfolio. The primary objectives of our investment activities are to preserve the principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we, from time to time, maintain a portfolio of cash equivalents, fixed rate debt instruments of the federal, state and local governments and high-quality corporate issuers and short-term investments in money market funds. As of January 31, 2008, we did not hold any corporate debt securities. Although we are subject to interest rate risks in any future investments in these types of securities, we believe an effective increase or decrease of 10% in interest rate percentages would not have a material adverse effect on our results from operations. Consequently, we believe our interest rate risk is minimal.
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
     See Index to Financial Statements on page F – 1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our Disclosure Committee and our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
     Based on the results of our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2008.
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2008 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States generally accepted accounting principles.
     Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective, as described above, as of January 31, 2008. We have reviewed the results of management’s assessment with our Audit Committee.
     This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that was conducted during the fiscal quarter ended January 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information concerning the directors, executive officers and corporate governance of the Company is incorporated herein by reference from the sections entitled “Proposal No. 1, Election of Directors”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Business Conduct and Ethics” contained in the definitive proxy statement of the Company to be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year end of January 31, 2008, for its annual stockholders’ meeting for 2008 (the “Proxy Statement”).
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
Item 14. Principal Accountant Fees and Services
     The information concerning the Company’s principal accountant’s fees and services is incorporated herein by reference from the section entitled “Proposal No. 2, Ratification of Selection of Independent Registered Public Accounting Firm” contained in the Proxy Statement.

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
          (3) Exhibits
          The exhibits required by Item 601 of Regulation S-K are set forth below in Item 15(b).
     (b) Exhibits:
     The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit
Number

3.1(1)	Certificate of Incorporation of the Company.

3.2(33)	Amended Bylaws.

4.1	Instruments defining the rights of security holders. Reference is made to Exhibits 3.1 and 3.2.

4.2(4)	Rights Agreement, dated October 7, 1998, between the Company and Wells Fargo Shareowner Services, a division of Wells Fargo Bank Minnesota, N.A., formerly known as Norwest Shareowner Services, as Rights Agent.

10.1(10)(2)	1996 Equity Incentive Plan, as amended and form of stock option agreements thereunder.

Exhibit
Number

10.2(11)(2)	1996 Employee Stock Purchase Plan, as amended.

10.3(1)(3)	Reference Post Appendix No. 2 to the Adobe Third Party License dated February 11, 1993.

10.4(1)	Amendment No. 1 to the Adobe Third Party License dated November 29, 1993.

10.5(1)(3)	PCL Development and License Agreement (the “PCL License”) dated June 14, 1993, between the Registrant and Adobe.

10.6(1)(3)	Amendment No. 1 to the PCL License dated October 31, 1993.

10.7(1)(3)	Letter Modification to the PCL License dated August 5, 1994.

10.8(1)(3)	Addendum No. 1 to the PCL License dated March 31, 1995.

10.9(1)(3)	Letter Modification to the PCL License dated August 30, 1995.

10.10(1)	Lease Agreement between the Company and Continental Development Corporation dated February 6, 1992, and Addendum, dated February 6, 1992.

10.11(1)	First Amendment to Office Lease dated December 1, 1995, between the Company and Continental Development Corporation.

10.12(5)	Second Amendment to Office Lease dated April 8, 1997, between the Company and Continental Development Corporation.

10.13(5)	Third Amendment to Office Lease dated December 16, 1997, between the Company and Continental Development Corporation.

10.14(6)	Fourth Amendment to Office Lease dated April 22, 1998, between the Company and Continental Development Corporation.

10.15(7)	Agreement and Plan of reorganization and Merger by and among Peerless Systems Corporation, Auco Merger and Auco, Inc. dated as of April 6, 1999.

10.16(8)	Marubun Supplier/Distribution Agreement dated December 14, 1999.

10.17(8)	Lease PSN McKelvy Family Trust (386 Main Street) Standard Industrial/Commercial Single-Tenant dated March 14, 1997.

10.18(8)	Lease PSIP Kent Centennial Limited Partnership dated January 31, 1996.

10.19(2)(12)	Form of Indemnification Agreement, effective as of March 12, 2001.

10.20(13)	Settlement Agreement and Mutual Release dated April 11, 2001 between Peerless Systems Corporation and Gordon L. Hanson.

10.21(9)	Settlement Agreement and Mutual Release, effective as of April 27, 2001, by and among the State of Wisconsin Investment Board, Peerless Systems Corporation and Edward A. Gavaldon.

Exhibit
Number

10.22(14)	Series A Preferred Stock Purchase Agreement dated January 29, 2002 by and among Netreon, Inc., a Delaware corporation, Netreon, Inc., a California corporation and each of the several purchasers named therein.

10.23(14)	Series A Preferred Stock Contribution Agreement dated January 29, 2002 by and between Netreon, Inc., a Delaware corporation and Peerless Systems Corporation.

10.24(3)(15)	Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and the Company effective as of July 23, 1999.

10.25(3)(15)	Custom Sales Agreement between the Company and International Business Machines effective as of April 23, 2001.

10.26(3)(15)	Master Technology License Agreement dated January 16, 2000 between Konica Corporation and Peerless Systems Corporation.

10.27(3)(15)	License Software Addendum #1 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 16, 2000.

10.28(3)(15)	License Software Addendum #2 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 19, 2000.

10.29(3)(15)	License Software Addendum #3 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of July 21, 2000.

10.30(3)(15)	License Software Addendum #4 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of March 1, 2001.

10.31(3)(15)	License Software Addendum #5 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of July 1, 2001.

10.32(3)(15)	License Software Addendum #7 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 1, 2002.

10.33(3)(15)	License Software Addendum #8 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 1, 2002.

10.34(3)(15)	License Software Addendum #9 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 1, 2002.

10.35(15)	Master Technology License Agreement dated April 1, 1997 between Kyocera Corporation and Peerless Systems Corporation.

10.36(3)(15)	Licensed Software Addendum #1 to Master Technology License Agreement by and between Kyocera Corporation and the Company effective as of December 28, 1999.

10.37(3)(15)	Amendment #3 to Licensed Software Addendum #1 to Master Technology License Agreement by and between Kyocera Corporation and the Company effective as of September 28, 2001.

Exhibit
Number

10.38(3)(15)	Licensed Software Addendum #3 to Master Technology License Agreement by and between Kyocera-Mita Corporation and the Company effective as of May 1, 2002.

10.39(3)(15)	Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc.

10.40(3)(15)	Licensed System Addendum No. 1 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc.

10.41(3)(15)	Licensed System Addendum No. 2 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc.

10.42(3)(15)	Licensed System Addendum No. 3 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc. effective as of August 25, 2000.

10.43(3)(15)	Attachment #1 to Licensed System Addendum #3 by and between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated March 1, 2001.

10.44(3)(15)	Attachment #2 to Licensed System Addendum #3 by and between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated July 1, 2001.

10.45(3)(15)	Licensed System Addendum No. 4 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc. effective as of February 1, 2002.

10.46(15)	Master Technology License Agreement dated April 1, 2000 between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc.

10.47(3)(15)	Licensed System Addendum #1 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. dated April 1, 2000.

10.48(3)(15)	Licensed System Addendum #2 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc.

10.49(3)(15)	Licensed System Addendum #3 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc.

10.50(3)(15)	Attachment #1 to Licensed System Addendum #3 by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. dated May 1, 2001.

10.51(3)(15)	Attachment #2 to Licensed System Addendum #3 by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. dated July 23, 2001.

10.52(3)(15)	Licensed System Addendum #4 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. effective as of October 19, 2001.

10.53(3)(15)	Licensed System Addendum #5 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. effective as of December 1, 2001.

Exhibit
Number

10.54(3)(15)	Licensed System Addendum #6 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. effective as of April 30, 2002.

10.55(3)(15)	Nest Office SDK Development and Reseller Agreement Statement of Work 8 to BDA No. N-A-1 between and Novell, Inc. and Peerless Systems Networking effective as of August 17, 1999.

10.56(3)(15)	Amendment No. 1 to Nest Office SDK Development and Reseller Agreement Statement of Work 8 to BDA No. N-A-1 between and Novell, Inc. and Peerless Systems Networking effective as of August 17, 1999.

10.57(15)	Business Development Agreement by and between Novell and Auco, Inc effective as of September 6, 1996.

10.58(16)	Amendment No. 4 to Licensed System Addendum No. 4 dated February 1, 2002 by and between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated September 1, 2002.(15)

10.59(16)	Amendment No. 3 to Postscript Software Development Agreement by and between Adobe Systems Incorporated and the Company dated October 25, 2002.

10.60(3)(17)	Amendment No. 1 to Licensed System Agreement No. 7 dated November 1, 2001 by and between Konica Corporation and Peerless Systems Corporation dated January 1, 2003.

10.61(3)(17)	Licensed System Agreement Addendum No. 10 to Master Technology License Agreement dated January 16, 2000 by and between Konica Corporation and Peerless Systems Corporation dated January 17, 2003.

10.62(3)(17)	Licensed System Addendum #8 to Master Technology License Agreement dated April 1, 2000 by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. effective as of January 6, 2003.

10.63(3)(18)	Amendment No. 4 to the Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of July 31, 2003.

10.64(3)(18)	Amendment No. 10 to the Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of July 31, 2003.

10.65(3)(19)	Amendment No. 5 to Licensed System Addendum No. 4 between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated February 1, 2002.

10.66(3)(19)	Amendment No. 8 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of September 30, 2003.

10.67(3)(19)	Amendment No. 9 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of September 15, 2003.

10.68(3)(19)	Amendment No. 12 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of September 22, 2003.

Exhibit
Number

10.69(20)	Licensed Software Addendum No. 14 to Master Technology License Agreements dated January 16, 2000 and June 12, 1997 by and between Konica Minolta Business Technologies, Inc. and Peerless Systems Corporation, effective as of October 31, 2003

10.70(20)	Amendment #2 to the LSA #9 by and between Konica Minolta Business Technologies, Inc. and Peerless Systems Corporation, effective as of November 1, 2003

10.71(20)	Amendment No. 5 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of December 16, 2003.

10.72(20)	Amendment No. 6 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of July 31, 2002.

10.73(20)	Amendment No. 7 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of May 22, 2003.

10.74(20)	Amendment No. 11 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of February 9, 2004.

10.75(20)	Amendment No. 14 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of December 16, 2003.

10.76(20)	Amendment No. 15 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 6, 2004.

10.77(2)(20)	Change in Control Agreement of Chief Executive Officer.

10.78(2)(20)	Form of Change in Control Agreement of certain members of senior management.

10.79(2)(20)	Form of Transaction Incentive Plan of certain members of senior management.

10.80(21)	Amendment No. 16 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 6, 2004.

10.81(21)	Licensed Software Addendum #5 to Master Technology License Agreement dated April 1, 1997, entered into as of February 17, 2004.

10.82(21)	Amendment No. 19 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of April 1, 2004.

10.83(22)	Amendment to Lease between BIT Holdings Forty-Eight, Inc. and Peerless Systems Imaging Products, Inc. as of October 1, 2004.

10.84(22)	Amendment No. 17 to the Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, Effective as of 15 October, 2004.

10.85(22)	Silicon Valley Bank Loan and Security Agreement between Silicon Valley Bank and Peerless Systems Corporation dated October 27, 2004.

Exhibit
Number

10.86(23)	Memorandum of Understanding by and between Kyocera-Mita Corporation and Peerless Systems Corporation, effective as of February 1, 2005.

10.87(23)	Amendment No. 21 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 1, 2005.

10.91(23)	Amendment No. 18 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 1, 2005.

10.92(23)	Peerless Systems Corporation 2005 Incentive Award Plan

10.93(23)	Amendment No. 23 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 1, 2005.

10.94(23)	Peerless Systems Corporation Amended and Restated Transaction Incentive Plan.

10.95(24)	Amendment No. 22 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of October 14, 2005.

10.96(24)	Amendment No. 24 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of October 14, 2005.

10.97(24)	Amendment No. 26 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of October 13, 2005.

10.98(24)	Amendment No. 27 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of November 1, 2005.

10.99(25)	Development Agreement between PMC-Sierra Corporation and Peerless Systems Corporation, dated March 27, 2006.

10.100(26)(2)	Letter of agreement relating to the employment of John V. Rigali as Vice President and Chief Financial Officer

10.101(27)	Lease agreement dated as of August 1, 2006, between Company and Continental 2361/2381 LLC

10.102(28)	Letter dated December 7, 2006 from Adobe Systems Incorporated to Peerless Systems Corporation extending the term of PostScript Software Development License and Sublicense Agreement.

10.103(29)(2)	Consulting Agreement dated December 15, 2006, between the Company and Howard J. Nellor

10.104(29)(2)	Employment Agreement dated as of December 15, 2006, between the Company and Richard L. Roll

10.105(29)(2)	Indemnification Agreement dated as of December 15, 2006, between the Company and Richard L. Roll

10.106(29)(2)	Time-Vested Option Agreement dated as of December 15, 2006, between the Company and Richard L. Roll.

Exhibit
Number

10.107(29)(2)	Price-Contingent Option Agreement dated as of December 15, 2006, between the Company and Richard L. Roll

10.108(30)	Amendment No. 1, dated May 17, 2007, to Employment Agreement between the Company and Richard L. Roll.

10.109(31)	Settlement Agreement dated as of June 4, 2007, by and between Peerless Systems Corporation and Peerless Full Value Committee.

10.110(32)(2)	KMC Master Development Agreement

10.111(32)(2)	KMC Licensed Software Addendum

10.112(32)(2)	KMC Master Maintenance and Support Agreement

10.113(34)(2)	Licensed Software Addendum #7 to Master Technology License Agreement, by and between Kyocera-Mita Corporation and Peerless Systems Corporation.

10.114(35)(2)	Licensed Software Addendum #20 to Master Technology License Agreement, by and between Konica Minolta Business Technologies, Inc. and Peerless Systems Corporation.

10.115(36)	Letter dated June 28, 2007 from Adobe Systems Incorporated to Peerless Systems Corporation extending the term of the PostScript Software Development License and Sublicense Agreement.

10.116(37)	Separation Agreement and Release dated as of December 5, 2007, between the Company and Alan Curtis

10.117(38)(2)	Asset Purchase Agreement by and between Kyocera-Mita Corporation and Peerless Systems Corporation.

10.118(39)(2)	Amendment #1 to Licensed Software Addendum #6 and Amendment #1 to Licensed Software Addendum #7 to Master Technology License Agreement, by and between Kyocera-Mita Corporation and Peerless Systems Corporation.

10.119(40)	Asset Purchase Agreement dated as of February 22, 2008, by and among the Company, Prism Software Corporation, Peerless Document Management Corporation and Certain Stockholders of Prism Software Corporation.

10.120(41)	Employment Agreement, entered into as of February 26, 2008, by and among Peerless Systems Corporation, T1 Delaware Corporation and Andrew Lombard.

10.121(41)	Stock Option Agreement by and among Peerless Systems Corporation and Andrew Lombard.

10.122(41)	Restricted Stock and Repurchase Agreement, made as of February 26, 2008, by and between T1 Delaware Corporation and Andrew Lombard.

10.123(41)	Change in Control Severance Agreement, dated as of February 26, 2008, by and among Peerless Systems Corporation, T1 Delaware Corporation and Andrew Lombard.

10.124(42)	Separation Agreement and Release between the Company and Cary Kimmel

21	Registrant’s Wholly-Owned Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page to this Annual Report on Form 10-K.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed in the Company’s Registration Statement on Form S-1 (File No. 333-09357), as amended and incorporated herein by reference.

(2)	Management contract or compensatory plan or arrangement.

(3)	Subject to a Confidential Treatment Order.

(4)	Previously filed in the Company’s Current Report on Form 8-K, filed October 13, 1999, and incorporated herein by reference.

(5)	Previously filed in the Company’s 1998 Annual Report filed on Form 10-K, filed April 24, 1998, and incorporated herein by reference.

(6)	Previously filed in the Company’s 1999 Annual Report filed on Form 10-K, filed April 26, 1999, and incorporated herein by reference.

(7)	Previously filed in the Company’s Registration Statement on Form S-4 (File No. 333-77049) as amended and incorporated herein by reference.

(8)	Previously filed in the Company’s 2000 Annual Report filed on Form 10-K, filed April 28, 2000, and incorporated herein by reference.

(9)	Previously filed in the Company’s Current Report on Form 8-K, filed July 2, 2001, and incorporated herein by reference.

(10)	Previously filed in the Company’s Registration Statement on Form S-8 (File No. 333-73562), filed November 16, 2001, and incorporated herein by reference.

(11)	Previously filed in the Company’s Registration Statement on Form S-8 (File No. 333-57362), filed March 21, 2001, and incorporated herein by reference.

(12)	Previously filed in the Company’s Amendment No. 4 to its Registration Statement on Form S-3 (File No. 333-60284), filed July 27, 2001, and incorporated herein by reference.

(13)	Previously filed in the Company’s 2001 Annual Report filed on Form 10-K, filed May 1, 2001, and incorporated herein by reference.

(14)	Previously filed in the Company’s 2002 Annual Report on Form 10-K, filed May 1, 2002, and incorporated herein by reference.

(15)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2002, filed September 16, 2002, and incorporated herein by reference.

(16)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2002, filed December 16, 2002, and incorporated herein by reference.

(17)	Previously filed in the Company’s 2003 Annual Report on Form 10-K filed May 1, 2003, and incorporated herein by reference.

(18)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2003, filed September 15, 2003, and incorporated herein by reference.

(19)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2003, filed December 15, 2003, and incorporated herein by reference.

(20)	Previously filed in the Company’s 2004 Annual Report on Form 10-K filed April 30, 2004, and incorporated herein by reference.

(21)	Previously filed in the Company’s Quarterly Report for the period ended April 30, 2004, filed June 14, 2004, and incorporated herein by reference.

(22)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2004, filed December 15, 2004, and incorporated herein by reference.

(23)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2005, filed December 15, 2004, and incorporated herein by reference.

(24)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2005, filed December 15, 2004, and incorporated herein by reference.

(25)	Confidential treatment has been requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the SEC. Previously filed in Amendment No. 1 to the Company’s Annual Report for the year ended December 31, 2006, filed October 26, 2006.

(26)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2006, filed September 14, 2006, and incorporated herein by reference.

(27)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2006, filed December 14, 2006, and incorporated herein by reference.

(28)	Previously filed in the Company’s Current Report on Form 8-K, filed December 18, 2006, and incorporated herein by reference.

(29)	Previously filed in the Company’s Current Report on Form 8-K, filed December 19, 2006, and incorporated herein by reference.

(30)	Previously filed in the Company’s Current Report on Form 8-K, filed May 18, 2007, and incorporated herein by reference.

(31)	Previously filed in the Company’s Current Report on Form 8-K, filed June 6, 2007, and incorporated herein by reference.

(32)	Previously filed in the Company’s Quarterly Report for the period ended April 30, 2007, filed June 11, 2007, and incorporated herein by reference.

(33)	Previously filed in the Company’s Current Report on Form 8-K, filed July 11, 2007, and incorporated herein by reference.

(34)	Previously filed in the Company’s Current Report on Form 8-K, filed July 23, 2007, and incorporated herein by reference.

(35)	Previously filed in the Company’s Current Report on Form 8-K, filed July 31, 2007, and incorporated herein by reference.

(36)	Previously filed in the Company’s Current Report on Form 8-K, filed August 21, 2007, and incorporated herein by reference.

(37)	Previously filed in the Company’s Current Report on Form 8-K, filed December 6, 2007, and incorporated herein by reference.

(38)	Previously filed in the Company’s Current Report on Form 8-K, filed January 10, 2008, and incorporated herein by reference.

(39)	Previously filed in the Company’s Current Report on Form 8-K, filed January 10, 2008, and incorporated herein by reference.

(40)	Previously filed in the Company’s Current Report on Form 8-K, filed February 27, 2008, and incorporated herein by reference.

(41)	Previously filed in the Company’s Current Report on Form 8-K, filed April 3, 2008, and incorporated herein by reference.

(42)	Previously filed in the Company’s Current Report on Form 8-K, filed May 1, 2008, and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of May, 2008.

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

Signature	Title	Date

/s/ RICHARD L. ROLL	Chief Executive Officer & President	May 12, 2008
Richard L. Roll	(Principal Executive Officer)

/s/ Timothy Brog	Director	May 12, 2008
Timothy Brog

/s/ Louis C. Cole Louis C. Cole	Director	May 12, 2008

/s/ William Patton William Patton	Director	May 12, 2008

/s/ Steven J. Pully Steven J. Pully	Director	May 12, 2008

/s/ John C. Reece John C. Reece	Director	May 12, 2008

/s/ John Thomas Zender John Thomas Zender	Director	May 12, 2008

/s/ JOHN V. RIGALI	Vice President of Finance & Chief Financial Officer	May 12, 2008
John V. Rigali	(Principal Financial and Accounting Officer)

PEERLESS SYSTEMS CORPORATION

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Peerless Systems Corporation
We have audited the accompanying consolidated balance sheets of Peerless Systems Corporation as of January 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peerless Systems Corporation at January 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, Peerless Systems Corporation adopted Statement of Financial Accounting Standards No. 123(R) on February 1, 2006.

/s/ Ernst & Young LLP

Los Angeles, California
May 8, 2008

PEERLESS SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended January 31,
	2008	2007	2006
	(In thousands, except per share amounts)
Revenues:
Product licensing	$17,809	$21,758	$21,021
Engineering services and maintenance	10,632	11,232	11,921
Hardware sales	2	393	3,215

Total revenues	28,443	33,383	36,157

Cost of revenues:
Product licensing	3,339	4,612	6,499
Engineering services and maintenance	6,554	8,768	8,085
Hardware sales	—	670	2,464

Total cost of revenues	9,893	14,050	17,048

Gross margin	18,550	19,333	19,109

Operating expenses:
Research and development	4,394	6,706	5,728
Sales and marketing	2,539	3,040	3,481
General and administrative	7,272	6,746	5,553

Total operating expenses	14,205	16,492	14,762

Income from operations	4,345	2,841	4,347
Interest income (expense), net	833	468	(4)

Income before provision (benefit) for income taxes	5,178	3,309	4,343

Provision (benefit) for income taxes	(4,969)	23	29

Net income	$10,147	$3,286	$4,314

Basic earnings per share	$0.59	$0.19	$0.26

Diluted earnings per share	$0.56	$0.17	$0.23

Weighted average common shares outstanding — basic	17,321	17,100	16,496

Weighted average common shares outstanding — diluted	18,154	18,912	18,465

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS

	January 31,
	2008	2007
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$23,136	$16,378
Trade accounts receivable, less allowance for doubtful accounts of $7 and $19 in 2008 and 2007, respectively	2,784	1,748
Unbilled receivables	845	4,011
Deferred tax assets	4,940	—
Prepaid expenses and other current assets	949	747

Total current assets	32,654	22,884
Property and equipment, net	333	558
Other assets	243	159

Total assets	$33,230	$23,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$289	$233
Accrued wages	569	637
Accrued compensated absences	731	932
Accrued product licensing costs	1,609	3,035
Other current liabilities	785	1,315
Deferred revenue	914	807

Total current liabilities	4,897	6,959
Other liabilities	551	459

Total liabilities	5,448	7,418

Stockholders’ equity:
Common stock, $.001 par value, 30,000 shares authorized, 17,657 and 17,303 shares issued in 2008 and 2007, respectively	18	17
Additional paid-in capital	53,340	51,908
Accumulated deficit	(25,492)	(35,639)
Accumulated other comprehensive income	29	10
Treasury stock, 150 shares in 2008 and 2007	(113)	(113)

Total stockholders’ equity	27,782	16,183

Total liabilities and stockholders’ equity	$33,230	$23,601

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
	(In thousands)
Balances, January 31, 2005	16,172	16	150	(113)	49,761	(43,239)	39	6,464
Issuance of common stock	335	—	—	—	440	—	—	440
Exercise of stock options	509	1	—	—	738	—	—	739
Exercise of common stock warrants	25	—	—	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	4,314	—	4,314
Foreign currency translation adjustment	—	—	—	—	—	—	(18)	(18)

Total comprehensive income	—	—	—	—	—	—	—	4,296

Balances, January 31, 2006	17,041	$17	150	$(113)	$50,939	$(38,925)	$21	$11,939
Exercise of stock options	262	—	—	—	357	—	—	357
Share-based compensation expense	—	—	—	—	612	—	—	612
Comprehensive income:
Net income	—	—	—	—	—	3,286	—	3,286
Foreign currency translation adjustment							(11)	(11)

Total comprehensive income								3,275

Balances, January 31, 2007	17,303	$17	150	$(113)	$51,908	$(35,639)	$10	$16,183
Exercise of stock options	354	1	—	—	472	—	—	473
Share-based compensation expense	—	—	—	—	960	—	—	960
Comprehensive income:
Net income	—	—	—	—	—	10,147	—	10,147
Foreign currency translation adjustment	—	—	—	—	—	—	19	19

Total comprehensive income								10,166

Balances, January 31, 2008	17,657	$18	150	$(113)	$53,340	$(25,492)	$29	$27,782

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended January 31,
	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$10,147	$3,286	$4,314
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	842	906	1,332
Share-based compensation	960	612	—
Deferred income taxes	(5,022)	—	—
Other	19	(11)	(5)
Changes in operating assets and liabilities:
Trade accounts receivable	(1,036)	380	(91)
Unbilled receivables	3,166	(979)	(2,080)
Prepaid expenses and other assets	(212)	(146)	751
Accounts payable	56	(246)	(391)
Accrued product licensing costs	(1,426)	(1,290)	1,961
Deferred revenue	107	99	(189)
Other liabilities	(707)	760	531

Net cash provided by operating activities	6,894	3,371	6,133

Cash flows from investing activities:
Purchases of property and equipment	(131)	(217)	(210)
Proceeds from sales of available-for-sale securities	—	—	1,384
Purchases of software licenses	(478)	(353)	(385)

Net cash provided (used) by investing activities	(609)	(570)	789

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	440
Proceeds from exercise of common stock options	473	357	739

Net cash provided by financing activities	473	357	1,179

Net increase in cash and cash equivalents	6,758	3,158	8,101
Cash and cash equivalents, beginning of period	16,378	13,220	5,099

Cash and cash equivalents, end of period	$23,136	$16,378	$13,200

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$11	$54	$30
The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Organization, Business and Summary of Significant Accounting Policies:
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
     On April 30, 2008, the Company consummated the transactions contemplated by that certain Asset Purchase Agreement, dated as of January 9, 2008, between Kyocera Mita Corporation (“KMC”) and Peerless, pursuant to which the Company sold substantially all of its intellectual property (“IP”) to KMC, transferred to KMC thirty eight (38) of its employees, licensed the IP back from KMC on a nonexclusive, worldwide, perpetual and royalty free basis subject to certain restrictions, entered into a sublease pursuant to which the Company is subleasing to a subsidiary of KMC 16,409 square feet of office space at the Company’s executive offices for a period of forty (40) months at a monthly rent equal to the allocable portion of the rent and common charges payable by the Company under its lease for the property, and terminated substantially all of the Company’s existing agreements with KMC. As consideration for the sale, KMC assumed certain of the Company’s liabilities, and paid the Company approximately $37.0 million, less a holdback amount of $4.0 million relating to potential indemnification obligations.
     Liquidity: As of January 31, 2008, the Company had an accumulated deficit of $25.5 million, however had cash and cash equivalents of $23.1 million and net working capital of $27.8 million. The Company has no material financial commitments other than those under operating lease agreements. The Company believes that its existing cash and cash equivalents, any cash generated from operations and cash from the sale of the IP will be sufficient to fund its working capital requirements, capital expenditures and other obligations through the next twelve months.
     Long term, the Company may face significant risks associated with the successful execution of its business strategy and may need to raise additional capital in order to fund more rapid expansion, to expand its marketing activities, to develop new or enhance existing services or products, and to respond to competitive pressures or to acquire complementary services, businesses, or technologies. If the Company is not successful in generating sufficient cash flow from the sale of its assets and ongoing operations, it may need to raise additional capital through public or private financing, strategic relationships, or other arrangements.
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
     The Company provides an accrual for estimated product licensing costs owed to third party vendors whose technology is included in the products sold by the Company. The accrual is impacted by estimates of the mix of products shipped under certain of the Company’s block license agreements. The estimates are based on historical data and available information as provided by the Company’s customers concerning projected shipments. Should actual shipments under these agreements vary from these estimates, adjustments to the estimated accruals for product licensing costs may be required. In the fourth quarter of fiscal 2008, the Company had a $0.3 million reduction of product licensing expense due to a change in estimate. This reduction arose from a settlement of differences arising from a third party licensing agreement review.

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
     The recognition of the Company’s recurring product licensing revenues is dependent, in part, on the timing and accuracy of product sales reports received from the Company’s OEM customers. These reports are provided only on a calendar quarter basis and, in any event, are subject to delay and potential revision by the OEM. Therefore, the Company is required to estimate all of the recurring product licensing revenues for the last month of each fiscal quarter and to further estimate all of its quarterly revenues from an OEM when the report from such OEM is not received in a timely manner. In the event the Company is unable to estimate such revenues accurately prior to reporting financial results, the Company may be required to adjust revenues in subsequent periods. Revenues subject to such estimates were minimal for fiscal years ending January 31, 2008 and 2007.
     Reclassifications: Certain 2006 and 2007 amounts have been reclassified to conform to 2008 presentation.
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

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company also enters into engineering services contracts with certain of its OEMs to provide a turnkey solution, adapting the Company’s software and supporting electronics to specific OEM requirements. Revenues on such contracts are generally recognized over the course of the engineering work on a percentage-of-completion basis. Progress-to-completion under percentage-of-completion is generally determined based on direct costs, consisting primarily of labor and materials, expended on the arrangement. The Company provides for any anticipated losses on such contracts in the period in which such losses are first determinable. At January 31, 2008 and 2007 the Company had no significant loss contracts. The Company also provides engineering support based on a time-and-material basis. Revenues from this support are recognized as the services are performed.
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
     For fees on multiple element software arrangements, values are allocated among the elements based on vendor specific objective evidence of fair value (“VSOE”). The Company generally establishes VSOE based upon the price charged when the same elements are sold separately. When VSOE exists for all undelivered elements, but not for the delivered elements, revenue is recognized using the “residual method” as prescribed by Statement of Position 98-9. If VSOE does not exist for the undelivered elements, all revenue for the arrangement is deferred until the earlier of the point at which such VSOE does exist for the undelivered elements or all elements of the arrangement have been delivered, unless the only undelivered element is a service in which revenue from the delivered element is recognized over the service period.
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
     Research and Development Costs: Research and development costs are generally expensed as incurred. Costs to purchase software from third-parties for research and development that have identifiable alternative future uses (in research and development projects or otherwise) are capitalized and amortized over their expected useful life.
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
     Income Taxes: The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Under this method, deferred income taxes are recognized for the tax consequences in future years resulting from differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. Income tax provision is the tax payable for the period and the change during the period in net deferred income tax assets and liabilities. In February of 2007, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — and Interpretation of FASB Statement No. 109” (FIN 48). See Note 6.
     Comprehensive Income: In accordance with SFAS No. 130, “Reporting Comprehensive Income,” all components of comprehensive income, including net income, are reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s accumulated other comprehensive income for fiscal years January 31, 2008, 2007 and 2006 consisted of net income and foreign currency translation gains and is reported in stockholders’ equity.
     Earnings Per Share: Basic earnings per share (“basic EPS”) is computed by dividing net income available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings per share (“diluted EPS”) is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares include outstanding options under the Company’s employee stock option plan (which are included under the treasury stock method) and any outstanding convertible securities. A reconciliation of basic EPS to diluted EPS is presented in Note 7 to the Company’s financial statements.
     Foreign Currency Translation: The financial statements of the Company’s non-U.S. subsidiary are translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” The assets and liabilities of the Company’s non-U.S. subsidiary whose “functional” currency is other than the U.S. dollar are translated at current rates of exchange. Revenue and expense items are translated at the average exchange rate for the year. The resulting translated adjustments are recorded directly into accumulated other comprehensive income. Transaction gains and losses are included in net income in the period they occur. Foreign currency translation and transaction gains and losses have not been significant in any period presented.
     Recent Accounting Pronouncements: In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141R”), Business Combinations, which replaces SFAS No. 141 and amends several others. The statement retains the purchase method of accounting for acquisitions but changes the way we will recognize assets and liabilities. It also changes the way we will recognize assets acquired and liabilities assumed arising from contingencies, requires us to capitalize in-process research and development at fair value, and requires us to expense acquisition-related costs as incurred. SFAS No. 141R is effective for us on, but not before, February 1, 2009, the beginning of our fiscal 2010 reporting periods. SFAS No. 141R will apply prospectively to our business combinations completed on or after February 1, 2009 and will not require us to adjust or modify how we recorded any acquisition prior to that date.
     On February 1, 2007, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are to be recognized See Note 6.
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
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
disclosure regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 will be effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact adoption may have on its financial condition or results of operations.
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
     Upon adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation expense from the multiple-option (i.e., accelerated) approach to the single-option (i.e., straight-line) method. Compensation expense for share-based awards granted through January 31, 2006 will continue to be subject to the accelerated or multiple-option method, while compensation expense for share-based awards granted on or after February 1, 2006 will be recognized using a straight-line, or single-option method. The Company recognizes these compensation costs over the service period of the award, which is generally the option vesting term of three or four years. In determining the fair value of options granted during fiscal 2008 the Company primarily used the Black-Scholes model, assumed no dividends per year, weighted average expected lives of 4.12 years, expected volatility of 75%, and weighted average risk free interest rate of 4.46%.
     In fiscal 2008 and 2007 the Company recorded a total of $960,000 and $612,000 respectively in stock option expense related to stock options awarded after the adoption of SFAS No. 123(R) and for stock options which were not vested by the date of adoption of SFAS No. 123(R). The impact of the adoption of SFAS No. 123(R) was a reduction of $0.05 on basic and $0.05 reduction on diluted net income per share for year ended January 31, 2008 and a reduction of $0.04 on basic and $0.03 reduction on diluted net income per share for year ended January 31, 2007.
     The valuation methodologies and assumptions in estimating the fair value of stock options that were granted in fiscal 2008 were similar to those used in estimating the fair value of stock options granted in fiscal 2007. The Company uses historical volatility of Peerless’ stock price as a basis to determine the expected volatility assumption to value stock options. The Company used its actual stock trading history over a period that approximates the expected term of its options. The expected dividend yield is based on Peerless’ practice of not paying dividends. The risk-free rate of return is based on the yield of a U.S. Treasury instrument with terms approximating or equal to the expected life of the option. The expected life in years is based on historical actual stock option exercise experience. The Company had historically estimated forfeitures at the time of grant and the adoption of SFAS No. 123(R) had no material impact on forfeitures.
     Prior to the adoption of SFAS No. 123(R) the Company accounted for its stock option plans in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and included pro forma disclosures for stock compensation under the provisions of SFAS 123, “Accounting for Stock Based Compensation.” Under APB Opinion No. 25, no compensation expense is recognized if the exercise price of the Company’s employee stock options equaled the market price of the underlying stock at the date of the grant. No compensation expense related to employee stock options was recorded in fiscal 2006 or in prior years.
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for fiscal 2006:

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended
January 31, 2006
(In thousands,
except per share
amounts)
Net income as reported	4,314
Stock-based compensation, net of taxes	(466)

Pro forma net income	3,848

Basic earnings per share as reported	0.26

Pro forma basic earnings per share	0.24

Diluted earnings per share as reported	0.23

Pro forma diluted earnings per share	0.21

     In determining the fair value for the pro forma disclosure the Company used the Black-Scholes model, assumed no dividends per year, used expected lives ranging from 2 to 10 years, expected volatility of 77% and weighted average risk free interest rate of 4.10%.
     1992 Stock Option Plan: During 1992, the Board of Directors authorized the 1992 Stock Option Plan for the purpose of granting options to purchase the Company’s common stock to employees, directors and consultants. The Board of Directors determines the form, term, option price and conditions under which each option becomes exercisable. Options to purchase a total of 1,055,000 shares of common stock have been authorized by the Board under this plan.
     1996 Incentive Plan: In May 1996, the Board of Directors adopted the Company’s 1996 Stock Option Plan. The Company’s 1996 Equity Incentive Plan (the “1996 Incentive Plan”) was adopted by the Board of Directors in July 1996 as an amendment and restatement of the Company’s 1996 Plan. At that time, the Board of Directors had authorized and reserved an aggregate of 1,267,000 shares of common stock for issuance under the 1996 Incentive Plan. Additional shares of common stock were authorized and reserved for issuance under the 1996 Incentive Plan in June 1998, June 1999, June 2001, and June 2003 in the amounts of 1,200,000, 750,000, 750,000, and 700,000 shares, respectively.
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
     2005 Incentive Stock Option Plan: In June 2005 shareholders approved the Company’s 2005 Equity Incentive Plan. The Board authorized and reserved 500,000 shares together with the 289,000 shares remaining under the 1996 Incentive Plan which was terminated as authorized by the stockholders.
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

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following represents option activity under the 1992 Stock Option Plan, 1996 Incentive Plan, 2005 Incentive Plan, and certain employee options issued outside these plans for the years ended January 31:

			Weighted Average
		Weighted	Remaining
		Average Exercise	Contractual	Aggregate
	Options	Price	Term (Years)	Intrinsic Value
	(In thousands, except per share amounts)
Beginning outstanding balance at January 31, 2005	3,773	$2.32
Granted	145	$3.52
Exercised	(508)	$1.46
Canceled or expired	(100)	$2.85

Balance outstanding January 31, 2006	3,310	$2.47
Granted	1,356	$3.79
Exercised	(262)	$1.36
Canceled or expired	(220)	$4.79

Balance outstanding January 31, 2007	4,184	$2.86
Granted	508	$2.38
Exercised	(354)	$1.34
Canceled or expired	(665)	$4.01

Balance outstanding January 31, 2008	3,673	$2.73	6.11	$2,025

Options exercisable, January 31, 2008	2,383	$2.63	4.67	$1,828

     The weighted-average grant date fair value of the options granted during the years ended January 31, 2008, 2007, and 2006 were $1.42, $2.35 and $1.60, respectively. During the twelve months ended January 31, 2008, the total intrinsic value of stock options exercised was $361,000. Cash received from stock option exercises in the twelve months of fiscal 2008 was $473,000. The excess tax benefit was negligible for the year ended January 31, 2008. As of January 31, 2008, there was $2,306,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1992, 1996 and 2005 plans and certain employee options issued outside these plans. That cost is expected to be recognized over a weighted-average period of 4.0 years. The Company issues shares of common stock reserved for such plans upon the exercise of stock options.
     CEO Restricted Stock and Incentive Stock Option Grant: On September 24, 2007, the CEO of the Company agreed to cancel an option to purchase 400,000 shares of common stock that was granted to him, which was scheduled vest under certain market conditions, in exchange for a 200,000 shares of restricted stock. The weighted-average grant date fair value of the restricted stock was $2.16. As of January 31, 2008, there was $521,000 of total unrecognized compensation cost related to nonvested restricted stock. This cost is expected to be recognized over a weighted-average period of 3.8 years. The terms and conditions of the restricted common stock agreement provide that the shares will be held in escrow for the vesting period of four years. In the event that, during the vesting period any of the following events occur, the shares shall become fully vested and the Company shall release from escrow and deliver to the CEO all of the shares:
(i)	The death or disability of the CEO.

(ii)	The CEO’s employment relationship is terminated by the Company without cause.

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(iii)	The Company changes the CEO’s title, effectuates a significant change in the CEO’s duties, effectuates a reduction in the CEO’s present base salary, or relocates it’s principal place of business to a location that is 25 miles more than from the distance between the CEO’s current residence and the Company’s existing offices.

(iv)	The Company undergoes a transaction where there is a sale of the Company’s assets or a merger, business transaction or such other similar transaction, the consummation of which requires the approval of the Company’s stockholders under Delaware law.

(v)	The acquisition by any person, entity or group (other than the Company, its subsidiaries or any employee benefit plan of the Company) of 50% or more of the combined voting power of the Company’s then outstanding securities.
     In addition to the restricted stock, in December 2006 the Board of Directors approved an equity incentive grant to the CEO of a time-vested option to purchase 600,000 shares of common stock, which vests over a four-year period, with 25% vesting on the first anniversary of the effective date of the CEO’s employment, and with the remainder vesting in 36 equal monthly installments, subject to the CEO’s continued employment with the Company. This option is included in the table and disclosures above.
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
3. Property and Equipment:
     Property and equipment at January 31 consisted of the following:

	2008	2007
	(In thousands)
Computers and other equipment	$9,032	$8,635
Furniture	526	502
Leasehold improvements	2,379	2,379

	11,937	11,516
Less, accumulated depreciation and amortization	(11,604)	(10,958)

	$333	$558

     Property and equipment depreciation and amortization for the years ended January 31, 2008, 2007, and 2006 was, $468,000, $563,000, and $672,000, respectively.

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Other Current Liabilities
     Other current liabilities at January 31 consisted of the following:

	2008	2007
	(In thousands)
Professional Service Fees	$685	$793
Restructuring Charges	—	358
Other	100	164

Total other current liabilities	$785	$1,315

     In January 2007, the Company implemented a restructuring program to better match the Company’s resources with the current level of contract activity. The reduction in workforce affected approximately 20 positions company-wide. The Company recorded a charge of approximately $358,000 in expenses for the one-time termination benefits. The resulted in a $200,000 charge to cost of sales; $101,000 to research and development; $9,000 to sales and marketing; and $48,000 to general and administrative expense.
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
     Deferred revenues consisted of the following at January 31:

	2008	2007
	(In thousands)
Product licensing	$270	$180
Engineering services and maintenance	644	627

	$914	$807

6. Income Taxes:
     The income tax provision for the years ended January 31 consisted of:

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2008	2007	2006
	(In thousands)
Current:
Federal	$—	$—	$—
State	18	14	26
Foreign	9	9	3

	$27	$23	$29

Deferred:
Federal	$1,647	$(307)	$2,984
State	(557)	47	(144)

	1,090	(260)	2,840
Less: Change in Valuation Allowance	(6,086)	260	(2,840)

Income Tax Provision	$(4,969)	$23	$29

     Temporary differences for the years ended January 31, consisted of:

	2008	2007
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$—	$1,816
Accrued liabilities	308	462
Allowance for doubtful accounts	3	5
Property and equipment	810	740
Inventory	—	72
Deferred expenses	224	231
Deferred Tax Asset — FAS 123R	195	—
Tax credit carryforwards	10,185	9,479
Other	308	294

Total deferred tax assets	12,033	13,099
Deferred tax liabilities:
State income taxes	3	1

Subtotal	12,036	13,100
Valuation allowance	(7,014)	(13,100)

Net deferred income tax asset	$5,022	$—

     The provision (benefit) for income taxes for the years ended January 31, differed from the amount that would result from applying the federal statutory rate as follows.

	2008	2007	2006
Statutory federal income tax rate	34.0%	34.0%	34.0%
Foreign provision	0.2	0.3	0.1
Research & Development Credits	(24.3)	—	—
Stock Based Compensation	4.8	—	—
State tax	5.2	4.6	5.8
Change in valuation allowance	(106.6)	(36.0)	(37.3)
Other	(0.3)	(2.2)	(1.9)

Provision (benefit) for income taxes	(87.0)%	0.7%	0.7%

     As of January 31, 2008, the Company had tax credit carryforwards available to reduce future income tax liabilities of approximately $13.9 million which will begin to expire in fiscal year 2011. Utilization of the tax carryforwards will be subject to an annual limitation if a change in the Company’s ownership should occur as defined by Section 382 and Section 383 of the Internal Revenue Code.
     On February 1, 2007, the Company adopted FIN 48. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are to be recognized.
     There was no cumulative effect of adopting FIN 48 to the February 1, 2007 retained earnings balance. On the date of adoption, the Company had $2.0 million of unrecognized tax benefits, all of which would reduce its effective tax rate if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)
Balance at February 1, 2007	$2,000
Additions based on tax positions related to current year	167
Additions for tax positions of prior years	614

Balance at January 31, 2008	$2,781
     The net amount of $2.8 million, if recognized, would favorably affect the company’s effective tax rate. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.
     Interest and penalties related to income tax liabilities is included in pre-tax income. The Company’s January 31, 2005 through January 31, 2007 tax returns remain open to examination by the tax authorities.
     In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on this consideration, the Company determined that it is more likely than not that $5.0 million of certain deferred tax assets will be realized, primarily due to the projected gain on the sale of the Company’s IP to KMC. Accordingly, the Company reversed a portion of its valuation allowance during the fourth quarter of fiscal 2008. The Company believes it is more likely than not that certain foreign deferred tax assets will not be realized and has maintained a valuation allowance of $7.0 million at January 31, 2008.
7. Earnings Per Share:
     Earnings per share for the years ended January 31, is calculated as follows:

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2008			2007			2006
			Per			Per			Per
	Net		Share	Net		Share	Net		Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share amounts)
Basic EPS

Earnings available to common stockholders	$10,147	17,321	$0.59	$3,286	17,100	$0.19	$4,314	16,496	$0.26

Effect of Dilutive Securities
Options	—	833	—	—	1,812	—	—	1,969	—

Diluted EPS

Earnings available to common stockholders with assumed conversions	$10,147	18,154	$0.56	$3,286	18,912	$0.17	$4,314	18,465	$0.23

     The Company had 1,841,000, 472,000, and 314,000 common stock options that are not included in the calculation of diluted earnings per share in fiscal years 2008, 2007, and 2006, respectively. These common stock options were not included because the effects are anti-dilutive.
8. Shareholder Rights Plan:
     In October 1998, the Board of Directors of the Company adopted a stockholder rights plan, as set forth in the Rights Agreement, dated as of October 7, 1998, by and between the Company and Wells Fargo Shareowner Services, a division of Wells Fargo Bank Minnesota, N.A., formerly known as Norwest Shareowner Services, as rights agent. Pursuant to the Rights Agreement, one right was issued for each share of the Company’s 11,037,000 outstanding shares of common stock as of October 15, 1998. Each of the Rights entitles the registered holder to purchase, from the Company, one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $35.50 per one one-thousandth of a share. The Rights generally will not become exercisable unless and until, among other things, any person or group not approved by the Board of Directors acquires beneficial ownership of 15% or more of the Company’s outstanding common stock or commences a tender offer or exchange offer which would result in a person or group beneficially owning 15% or more of the Company’s outstanding common stock. Upon the occurrence of certain events, each holder of a Right, other than such person or group, would thereafter have the right to purchase, for the then exercise price of the Right, shares of common stock of the Company or a corporation or other entity acquiring the Company, having a value equal to two times the exercise price of the Right. The Rights are redeemable by the Company under certain circumstances at $0.01 per Right and will expire, unless earlier redeemed or extended, on October 15, 2008.
9. Employee Savings Plan:
     The Company maintains an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code (the “Code”) for all of the Peerless full-time employees. The plan allows employees to make specified percentage pretax contributions up to the maximum dollar limitation prescribed by the Code. The Company has the option to contribute to the plan up to a maximum of $2,000 per employee per year. Company contributions to the plan during the years ended January 31, 2008, 2007, and 2006 were $66,000, $193,000, and $178,000, respectively.

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     The Company’s long-lived assets are located principally in the United States. The Company’s revenues for the years ended January 31, which are transacted in U.S. dollars, are derived based on sales to customers in the following geographic regions:

	Years Ended January 31,
	2008	2007	2006
	(In thousands)
United States	$2,894	$3,055	$3,550
Japan	25,535	30,309	31,596
Australia	—	—	751
Other	14	19	260

	$28,443	$33,383	$36,157

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

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating
(In thousands)	Leases
2009	$1,464
2010	1,495
2011	1,409
2012	1,397
2013	1,434
Thereafter	5,199

$12,399

     Total rental expense, net of sublease income, was $1,494,000, $1,431,000, and $1,189,000 for the years ended January 31, 2008, 2007, and 2006, respectively.
     Purchase Orders: The Company has outstanding purchase orders of approximately $30,000 for materials and services at the end of fiscal year 2008.
12. Risks and Uncertainties:
     Concentration of Credit Risk: The Company had cash and certificates of deposit on deposit at banks at certain times throughout the year that was in excess of federally insured limits.
     The Company’s credit risk in accounts receivable (trade and unbilled), which are generally not collateralized, is concentrated with customers which are OEMs of laser printers and printer peripheral technologies. The financial loss, should a customer be unable to meet its obligation to the Company, would be equal to the recorded accounts receivable. At January 31, 2008, two customers collectively represented 82% of total accounts receivable and at January 31, 2007, two customers collectively represented 70%. For the years ended January 31 the following customers, not necessarily the same from year to year, represented greater than ten percent of total revenues:

	2008		2007		2006
	(In thousands)
Customer A	$13,830	49%	$15,766	47%	$11,070	31%
Customer B	4,894	17%	7,654	23%	7,037	19%
Customer C	—	—	—	—	3,651	10%

	$18,724	66%	$23,420	70%	$21,758	60%

     A significant portion of the Company’s revenue is generated from the sale of block licenses. Block license revenue represented 50%, 50%, and 44% of total revenue for the fiscal years 2008, 2007, and 2006.
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

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. Subsequent Events
     On February 22, 2008, the Company entered into an Asset Purchase Agreement with Prism Software Corporation (“Prism”) to acquire substantially all of the assets of Prism. Under the terms of the agreement the Company will pay Prism approximately $1.75 million in cash, subject to adjustment as provided in the Asset Purchase Agreement, and will deposit into escrow the greater of $1,499,100 of common stock or 526,000 shares of common stock. The shares will be held in escrow to satisfy any potential indemnity claims until certain performance conditions are achieved. The Asset Purchase Agreement also contains an earn out provision, under which Prism may receive an additional payment (in cash, stock or any combination thereof, at our option) based on the net income of the business acquired from Prism over the first three years following closing. Completion of this transaction is subject to customary closing conditions.
     On April 28, 2008, the stockholders approved the KMC Asset Purchase Agreement and the sale closed on April 30, 2008.

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Allowances for uncollectible accounts receivable:	of Period	Expenses	Deductions(a)	Period
	(In thousands)
Year Ended January 31, 2006
Reserves deducted from assets to which they apply:
Allowances for uncollectible accounts receivable	$125	$62	$(19)	$168
Year Ended January 31, 2007
Reserves deducted from assets to which they apply:
Allowances for uncollectible accounts receivable	$168	$19	$(168)	$19
Year Ended January 31, 2008
Reserves deducted from assets to which they apply:
Allowances for uncollectible accounts receivable	$19	$7	$(19)	$7

(a)	Accounts written off, net of recoveries.

EXHIBIT INDEX

Exhibit
Number

3.1(1)	Certificate of Incorporation of the Company.

3.2(33)	Amended Bylaws.

4.1	Instruments defining the rights of security holders. Reference is made to Exhibits 3.1 and 3.2.

4.2(4)	Rights Agreement, dated October 7, 1998, between the Company and Wells Fargo Shareowner Services, a division of Wells Fargo Bank Minnesota, N.A., formerly known as Norwest Shareowner Services, as Rights Agent.

10.1(10)(2)	1996 Equity Incentive Plan, as amended and form of stock option agreements thereunder.

10.2(11)(2)	1996 Employee Stock Purchase Plan, as amended.

10.3(1)(3)	Reference Post Appendix No. 2 to the Adobe Third Party License dated February 11, 1993.

10.4(1)	Amendment No. 1 to the Adobe Third Party License dated November 29, 1993.

10.5(1)(3)	PCL Development and License Agreement (the “PCL License”) dated June 14, 1993, between the Registrant and Adobe.

10.6(1)(3)	Amendment No. 1 to the PCL License dated October 31, 1993.

10.7(1)(3)	Letter Modification to the PCL License dated August 5, 1994.

10.8(1)(3)	Addendum No. 1 to the PCL License dated March 31, 1995.

10.9(1)(3)	Letter Modification to the PCL License dated August 30, 1995.

10.10(1)	Lease Agreement between the Company and Continental Development Corporation dated February 6, 1992, and Addendum, dated February 6, 1992.

10.11(1)	First Amendment to Office Lease dated December 1, 1995, between the Company and Continental Development Corporation.

10.12(5)	Second Amendment to Office Lease dated April 8, 1997, between the Company and Continental Development Corporation.

10.13(5)	Third Amendment to Office Lease dated December 16, 1997, between the Company and Continental Development Corporation.

10.14(6)	Fourth Amendment to Office Lease dated April 22, 1998, between the Company and Continental Development Corporation.

Exhibit
Number

10.15(7)	Agreement and Plan of reorganization and Merger by and among Peerless Systems Corporation, Auco Merger and Auco, Inc. dated as of April 6, 1999.

10.16(8)	Marubun Supplier/Distribution Agreement dated December 14, 1999.

10.17(8)	Lease PSN McKelvy Family Trust (386 Main Street) Standard Industrial/Commercial Single-Tenant dated March 14, 1997.

10.18(8)	Lease PSIP Kent Centennial Limited Partnership dated January 31, 1996.

10.19(2)(12)	Form of Indemnification Agreement, effective as of March 12, 2001.

10.20(13)	Settlement Agreement and Mutual Release dated April 11, 2001 between Peerless Systems Corporation and Gordon L. Hanson.

10.21(9)	Settlement Agreement and Mutual Release, effective as of April 27, 2001, by and among the State of Wisconsin Investment Board, Peerless Systems Corporation and Edward A. Gavaldon.

10.22(14)	Series A Preferred Stock Purchase Agreement dated January 29, 2002 by and among Netreon, Inc., a Delaware corporation, Netreon, Inc., a California corporation and each of the several purchasers named therein.

10.23(14)	Series A Preferred Stock Contribution Agreement dated January 29, 2002 by and between Netreon, Inc., a Delaware corporation and Peerless Systems Corporation.

10.24(3)(15)	Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and the Company effective as of July 23, 1999.

10.25(3)(15)	Custom Sales Agreement between the Company and International Business Machines effective as of April 23, 2001.

10.26(3)(15)	Master Technology License Agreement dated January 16, 2000 between Konica Corporation and Peerless Systems Corporation.

10.27(3)(15)	License Software Addendum #1 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 16, 2000.

10.28(3)(15)	License Software Addendum #2 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 19, 2000.

10.29(3)(15)	License Software Addendum #3 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of July 21, 2000.

10.30(3)(15)	License Software Addendum #4 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of March 1, 2001.

10.31(3)(15)	License Software Addendum #5 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of July 1, 2001.

Exhibit
Number

10.32(3)(15)	License Software Addendum #7 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 1, 2002.

10.33(3)(15)	License Software Addendum #8 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 1, 2002.

10.34(3)(15)	License Software Addendum #9 to Master Technology License Agreement by and between Konica Corporation and the Company effective as of January 1, 2002.

10.35(15)	Master Technology License Agreement dated April 1, 1997 between Kyocera Corporation and Peerless Systems Corporation.

10.36(3)(15)	Licensed Software Addendum #1 to Master Technology License Agreement by and between Kyocera Corporation and the Company effective as of December 28, 1999.

10.37(3)(15)	Amendment #3 to Licensed Software Addendum #1 to Master Technology License Agreement by and between Kyocera Corporation and the Company effective as of September 28, 2001.

10.38(3)(15)	Licensed Software Addendum #3 to Master Technology License Agreement by and between Kyocera-Mita Corporation and the Company effective as of May 1, 2002.

10.39(3)(15)	Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc.

10.40(3)(15)	Licensed System Addendum No. 1 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc.

10.41(3)(15)	Licensed System Addendum No. 2 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc.

10.42(3)(15)	Licensed System Addendum No. 3 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc. effective as of August 25, 2000.

10.43(3)(15)	Attachment #1 to Licensed System Addendum #3 by and between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated March 1, 2001.

10.44(3)(15)	Attachment #2 to Licensed System Addendum #3 by and between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated July 1, 2001.

10.45(3)(15)	Licensed System Addendum No. 4 to Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc. effective as of February 1, 2002.

10.46(15)	Master Technology License Agreement dated April 1, 2000 between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc.

10.47(3)(15)	Licensed System Addendum #1 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. dated April 1, 2000.

Exhibit
Number

10.48(3)(15)	Licensed System Addendum #2 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc.

10.49(3)(15)	Licensed System Addendum #3 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc.

10.50(3)(15)	Attachment #1 to Licensed System Addendum #3 by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. dated May 1, 2001.

10.51(3)(15)	Attachment #2 to Licensed System Addendum #3 by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. dated July 23, 2001.

10.52(3)(15)	Licensed System Addendum #4 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. effective as of October 19, 2001.

10.53(3)(15)	Licensed System Addendum #5 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. effective as of December 1, 2001.

10.54(3)(15)	Licensed System Addendum #6 to Master Technology License Agreement by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. effective as of April 30, 2002.

10.55(3)(15)	Nest Office SDK Development and Reseller Agreement Statement of Work 8 to BDA No. N-A-1 between and Novell, Inc. and Peerless Systems Networking effective as of August 17, 1999.

10.56(3)(15)	Amendment No. 1 to Nest Office SDK Development and Reseller Agreement Statement of Work 8 to BDA No. N-A-1 between and Novell, Inc. and Peerless Systems Networking effective as of August 17, 1999.

10.57(15)	Business Development Agreement by and between Novell and Auco, Inc effective as of September 6, 1996.

10.58(16)	Amendment No. 4 to Licensed System Addendum No. 4 dated February 1, 2002 by and between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated September 1, 2002.(15)

10.59(16)	Amendment No. 3 to Postscript Software Development Agreement by and between Adobe Systems Incorporated and the Company dated October 25, 2002.

10.60(3)(17)	Amendment No. 1 to Licensed System Agreement No. 7 dated November 1, 2001 by and between Konica Corporation and Peerless Systems Corporation dated January 1, 2003.

10.61(3)(17)	Licensed System Agreement Addendum No. 10 to Master Technology License Agreement dated January 16, 2000 by and between Konica Corporation and Peerless Systems Corporation dated January 17, 2003.

10.62(3)(17)	Licensed System Addendum #8 to Master Technology License Agreement dated April 1, 2000 by and between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. effective as of January 6, 2003.

10.63(3)(18)	Amendment No. 4 to the Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of July 31, 2003.

Exhibit
Number

10.64(3)(18)	Amendment No. 10 to the Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of July 31, 2003.

10.65(3)(19)	Amendment No. 5 to Licensed System Addendum No. 4 between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated February 1, 2002.

10.66(3)(19)	Amendment No. 8 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of September 30, 2003.

10.67(3)(19)	Amendment No. 9 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of September 15, 2003.

10.68(3)(19)	Amendment No. 12 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of September 22, 2003.

10.69(20)	Licensed Software Addendum No. 14 to Master Technology License Agreements dated January 16, 2000 and June 12, 1997 by and between Konica Minolta Business Technologies, Inc. and Peerless Systems Corporation, effective as of October 31, 2003

10.70(20)	Amendment #2 to the LSA #9 by and between Konica Minolta Business Technologies, Inc. and Peerless Systems Corporation, effective as of November 1, 2003

10.71(20)	Amendment No. 5 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of December 16, 2003.

10.72(20)	Amendment No. 6 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of July 31, 2002.

10.73(20)	Amendment No. 7 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of May 22, 2003.

10.74(20)	Amendment No. 11 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of February 9, 2004.

10.75(20)	Amendment No. 14 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of December 16, 2003.

10.76(20)	Amendment No. 15 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 6, 2004.

10.77(2)(20)	Change in Control Agreement of Chief Executive Officer.

10.78(2)(20)	Form of Change in Control Agreement of certain members of senior management.

10.79(2)(20)	Form of Transaction Incentive Plan of certain members of senior management.

10.80(21)	Amendment No. 16 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 6, 2004.

Exhibit
Number

10.81(21)	Licensed Software Addendum #5 to Master Technology License Agreement dated April 1, 1997, entered into as of February 17, 2004.

10.82(21)	Amendment No. 19 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of April 1, 2004.

10.83(22)	Amendment to Lease between BIT Holdings Forty-Eight, Inc. and Peerless Systems Imaging Products, Inc. as of October 1, 2004.

10.84(22)	Amendment No. 17 to the Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, Effective as of 15 October, 2004.

10.85(22)	Silicon Valley Bank Loan and Security Agreement between Silicon Valley Bank and Peerless Systems Corporation dated October 27, 2004.

10.86(23)	Memorandum of Understanding by and between Kyocera-Mita Corporation and Peerless Systems Corporation, effective as of February 1, 2005.

10.87(23)	Amendment No. 21 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 1, 2005.

10.91(23)	Amendment No. 18 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 1, 2005.

10.92(23)	Peerless Systems Corporation 2005 Incentive Award Plan

10.93(23)	Amendment No. 23 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 1, 2005.

10.94(23)	Peerless Systems Corporation Amended and Restated Transaction Incentive Plan.

10.95(24)	Amendment No. 22 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of October 14, 2005.

10.96(24)	Amendment No. 24 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of October 14, 2005.

10.97(24)	Amendment No. 26 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of October 13, 2005.

10.98(24)	Amendment No. 27 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of November 1, 2005.

10.99(25)	Development Agreement between PMC-Sierra Corporation and Peerless Systems Corporation, dated March 27, 2006.

10.100(26)(2)	Letter of agreement relating to the employment of John V. Rigali as Vice President and Chief Financial Officer

Exhibit
Number

10.101(27)	Lease agreement dated as of August 1, 2006, between Company and Continental 2361/2381 LLC

10.102(28)	Letter dated December 7, 2006 from Adobe Systems Incorporated to Peerless Systems Corporation extending the term of PostScript Software Development License and Sublicense Agreement.

10.103(29)(2)	Consulting Agreement dated December 15, 2006, between the Company and Howard J. Nellor

10.104(29)(2)	Employment Agreement dated as of December 15, 2006, between the Company and Richard L. Roll

10.105(29)(2)	Indemnification Agreement dated as of December 15, 2006, between the Company and Richard L. Roll

10.106(29)(2)	Time-Vested Option Agreement dated as of December 15, 2006, between the Company and Richard L. Roll.

10.107(29)(2)	Price-Contingent Option Agreement dated as of December 15, 2006, between the Company and Richard L. Roll

10.108(30)	Amendment No. 1, dated May 17, 2007, to Employment Agreement between the Company and Richard L. Roll.

10.109(31)	Settlement Agreement dated as of June 4, 2007, by and between Peerless Systems Corporation and Peerless Full Value Committee.

10.110(32)(2)	KMC Master Development Agreement

10.111(32)(2)	KMC Licensed Software Addendum

10.112(32)(2)	KMC Master Maintenance and Support Agreement

10.113(34)(2)	Licensed Software Addendum #7 to Master Technology License Agreement, by and between Kyocera-Mita Corporation and Peerless Systems Corporation.

10.114(35)(2)	Licensed Software Addendum #20 to Master Technology License Agreement, by and between Konica Minolta Business Technologies, Inc. and Peerless Systems Corporation.

10.115(36)	Letter dated June 28, 2007 from Adobe Systems Incorporated to Peerless Systems Corporation extending the term of the PostScript Software Development License and Sublicense Agreement.

10.116(37)	Separation Agreement and Release dated as of December 5, 2007, between the Company and Alan Curtis

10.117(38)(2)	Asset Purchase Agreement by and between Kyocera-Mita Corporation and Peerless Systems Corporation.

10.118(39)(2)	Amendment #1 to Licensed Software Addendum #6 and Amendment #1 to Licensed Software Addendum #7 to Master Technology License Agreement, by and between Kyocera-Mita Corporation and Peerless Systems Corporation.

10.119(40)	Asset Purchase Agreement dated as of February 22, 2008, by and among the Company, Prism Software Corporation, Peerless Document Management Corporation and Certain Stockholders of Prism Software Corporation.

10.120(41)	Employment Agreement, entered into as of February 26, 2008, by and among Peerless Systems anCorporation,T1 Delaware Corporation and Andrew Lombard.

10.121(41)	Stock Option Agreement by and among Peerless Systems Corporation and Andrew Lombard.

10.121(41)	Restricted Stock and Repurchase Agreement, made as of February 26, 2008, by and between T1 Delaware Corporation and Andrew Lombard.

10.123(41)	Change in Control Severance Agreement, dated as of February 26, 2008, by and among Peerless Systems Corporation, T1 Delaware Corporation and Andrew Lombard.

Exhibit
Number

10.123(41)	Change in Control Severance Agreement, dated February 26, 2008, by and among Peerless Systems

10.124(42)	Separation Agreement and Release between the Company and Cary Kimmel

21	Registrant’s Wholly-Owned Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page to this Annual Report on Form 10-K.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed in the Company’s Registration Statement on Form S-1 (File No. 333-09357), as amended and incorporated herein by reference.

(2)	Management contract or compensatory plan or arrangement.

(3)	Subject to a Confidential Treatment Order.

(4)	Previously filed in the Company’s Current Report on Form 8-K, filed October 13, 1999, and incorporated herein by reference.

(5)	Previously filed in the Company’s 1998 Annual Report filed on Form 10-K, filed April 24, 1998, and incorporated herein by reference.

(6)	Previously filed in the Company’s 1999 Annual Report filed on Form 10-K, filed April 26, 1999, and incorporated herein by reference.

(7)	Previously filed in the Company’s Registration Statement on Form S-4 (File No. 333-77049) as amended and incorporated herein by reference.

(8)	Previously filed in the Company’s 2000 Annual Report filed on Form 10-K, filed April 28, 2000, and incorporated herein by reference.

(9)	Previously filed in the Company’s Current Report on Form 8-K, filed July 2, 2001, and incorporated herein by reference.

(10)	Previously filed in the Company’s Registration Statement on Form S-8 (File No. 333-73562), filed November 16, 2001, and incorporated herein by reference.

(11)	Previously filed in the Company’s Registration Statement on Form S-8 (File No. 333-57362), filed March 21, 2001, and incorporated herein by reference.

(12)	Previously filed in the Company’s Amendment No. 4 to its Registration Statement on Form S-3 (File No. 333-60284), filed July 27, 2001, and incorporated herein by reference.

(13)	Previously filed in the Company’s 2001 Annual Report filed on Form 10-K, filed May 1, 2001, and incorporated herein by reference.

(14)	Previously filed in the Company’s 2002 Annual Report on Form 10-K, filed May 1, 2002, and incorporated herein by reference.

(15)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2002, filed September 16, 2002, and incorporated herein by reference.

(16)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2002, filed December 16, 2002, and incorporated herein by reference.

(17)	Previously filed in the Company’s 2003 Annual Report on Form 10-K filed May 1, 2003, and incorporated herein by reference.

(18)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2003, filed September 15, 2003, and incorporated herein by reference.

(19)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2003, filed December 15, 2003, and incorporated herein by reference.

(20)	Previously filed in the Company’s 2004 Annual Report on Form 10-K filed April 30, 2004, and incorporated herein by reference.

(21)	Previously filed in the Company’s Quarterly Report for the period ended April 30, 2004, filed June 14, 2004, and incorporated herein by reference.

(22)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2004, filed December 15, 2004, and incorporated herein by reference.

(23)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2005, filed December 15, 2004, and incorporated herein by reference.

(24)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2005, filed December 15, 2004, and incorporated herein by reference.

(25)	Confidential treatment has been requested with respect to the omitted portions of this Exhibit, which portions have been filed separately with the SEC. Previously filed in Amendment No. 1 to the Company’s Annual Report for the year ended December 31, 2006, filed October 26, 2006.

(26)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2006, filed September 14, 2006, and incorporated herein by reference.

(27)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2006, filed December 14, 2006, and incorporated herein by reference.

(28)	Previously filed in the Company’s Current Report on Form 8-K, filed December 18, 2006, and incorporated herein by reference.

(29)	Previously filed in the Company’s Current Report on Form 8-K, filed December 19, 2006, and incorporated herein by reference.

(30)	Previously filed in the Company’s Current Report on Form 8-K, filed May 18, 2007, and incorporated herein by reference.

(31)	Previously filed in the Company’s Current Report on Form 8-K, filed June 6, 2007, and incorporated herein by reference.

(32)	Previously filed in the Company’s Quarterly Report for the period ended April 30, 2007, filed June 11, 2007, and incorporated herein by reference.

(33)	Previously filed in the Company’s Current Report on Form 8-K, filed July 11, 2007, and incorporated herein by reference.

(34)	Previously filed in the Company’s Current Report on Form 8-K, filed July 23, 2007, and incorporated herein by reference.

(35)	Previously filed in the Company’s Current Report on Form 8-K, filed July 31, 2007, and incorporated herein by reference.

(36)	Previously filed in the Company’s Current Report on Form 8-K, filed August 21, 2007, and incorporated herein by reference.

(37)	Previously filed in the Company’s Current Report on Form 8-K, filed December 6, 2007, and incorporated herein by reference.

(38)	Previously filed in the Company’s Current Report on Form 8-K, filed January 10, 2008, and incorporated herein by reference.

(39)	Previously filed in the Company’s Current Report on Form 8-K, filed January 10, 2008, and incorporated herein by reference.

(40)	Previously filed in the Company’s Current Report on Form 8-K, filed February 27, 2008, and incorporated herein by reference.

(41)	Previously filed in the Company’s Current Report on Form 8-K, filed April 3, 2008, and incorporated herein by reference.

(42)	Previously filed in the Company’s Current Report on Form 8-K, filed May 1, 2008, and incorporated herein by reference.