Form 10-K/A
period 2008-01-31
PEERLESS SYSTEMS CORP
filed 2008-05-30
CIK 897893

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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No  ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the registrant’s common equity held by non-affiliates was approximately $41,667,274 on July 31, 2007, based upon the last sale price of our common stock on the Nasdaq Capital Market on such date.
     The number of shares of Common Stock outstanding as of May 22, 2008 was 18,008,031.
DOCUMENTS INCORPORATED BY REFERENCE

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended January 31, 2008, initially filed with the Securities and Exchange Commission (the “SEC”) on May 12, 2008 (the “Original Filing”), is being filed to include information required by Items 10, 11, 12, 13 and 14 under Part III. This information is being included in this Form 10-K/A because our definitive proxy statement will not be filed within 120 days after the end of our 2008 fiscal year. Reference to our proxy statement on the cover page of this Form 10-K/A has been deleted and information with respect to the outstanding number of common shares on the cover page of this Form 10-K/A has been updated.
     In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to include certifications as of a current date from our Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1 and 31.2, respectively.
     All references to “we,” “us,” and “our,” or the “Company” in this Form 10-K/A refer to Peerless Systems Corporation and its subsidiaries.
     Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
DIRECTORS AND EXECUTIVE OFFICERS
The following sets forth information with respect to the Company’s directors and executive officers as of May 22, 2008:

Name	Age	Position
Richard L. Roll.	59	President, Chief Executive Officer and Director
John V. Rigali.	52	Vice President, Finance and Chief Financial Officer
Edward M. Gaughan.	39	Vice President, Sales & Marketing
Robert T. Westervelt.	49	Vice President, Engineering and Chief Technology Officer
Elliot M. Shirwo.	40	General Counsel and Corporate Secretary
Andrew Lombard.	44	Vice President, Corporate Development and President of Cue Imaging Corporation, a wholly owned subsidiary of the Company
William B. Patton Jr.	72	Chairman of the Board of Directors
Steven J. Pully.	48	Director
John C. Reece.	70	Director
John Thomas Zender.	68	Director
Timothy E. Brog.	44	Director
Steven M. Bathgate (1)	53	Director

(1)	Mr. Bathgate was appointed as a director effective May 22, 2008, to fill the vacancy created by the resignation of our former director Louis C. Cole effective May 22, 2008.
     Richard L. Roll has served the Company as a director since April 17, 2007 and as our President and Chief Executive Officer since December 15, 2006. He also serves as a director and officer of certain Peerless subsidiaries. From 2003 to 2005, Mr. Roll was Chief Executive Officer of FieldCentrix Inc., an enterprise software company focused on field-service automation solutions. He operated Roll Enterprises, a management consulting firm focused on the software industry, from 2002 to 2003. From 1999 to 2001, Mr. Roll was President and Chief Operating Officer of Epicor Software Corporation, an enterprise software company specializing in integrated e-business solutions. His background in the imaging industry includes four years with Hitachi Koki Imaging Solutions, Inc. (HKIS), formerly Dataproducts Corporation. Mr. Roll was President and Chief Executive Officer of HKIS from 1998 to 1999, and successfully transitioned the divisional printer manufacturer into a worldwide imaging solutions company. He also spent more than 20 years with Unisys Corporation. Mr. Roll holds a B.S. in Business from the University of Arizona.
     John V. Rigali has served as our Chief Financial Officer and Vice President of Finance since June 15, 2006. In this capacity, he oversees and directs all financial planning, reporting, accounting and audit activities. He also serves as a director and officer of certain Peerless subsidiaries. Immediately prior to joining the Company, he served as the Director of Finance at Guidant Software, Inc., a leading provider of computer forensic software applications and services. From January 2005 to March 2006, he was a Senior Manager with Control Solutions International, a global provider of assurance, risk management, and compliance advisory services including Sarbanes-Oxley compliance and traditional internal audit support. Prior to that, from October 2002 to January 2005, Mr. Rigali was a consultant operating as an independent contractor with a variety of professional service providers advising public companies with respect to compliance with Sarbanes-Oxley. From 1998 to 2002, Mr. Rigali served in varying capacities at JDEdwards, a leading provider of enterprise resource planning software, based out of Denver, Colorado. Mr. Rigali obtained his certification as a public accountant in the State of California after his tenure with Grant Thornton International, formerly Alexander Grant & Company and received a B.S.C. from Santa Clara University.
     Edward M. Gaughan has served as our Vice President of Sales and Marketing since August 2005, and has been Vice President, Sales & Special Assistant to the CEO since June 2004. Since August 2005, Mr. Gaughan has represented Peerless as a board member of Peerless Systems K.K. in Tokyo, Japan. Between June 2002 and May 2004, Mr. Gaughan was Co-Founder (with his wife) and Vice President of Impact Marketing, Inc., an S corporation involved in the business of consulting in the area of channel program development and business development, that is owned 50% by Mr. Gaughan and 50% by his wife, where he was responsible for providing sales, marketing and new business development strategies to office solutions providers. Also during that time, beginning in June 2002, Mr. Gaughan provided consulting services to us as an independent contractor with respect to assistance with product and corporate positioning, collateral and sales tool development and delivery of Web-based training. From December 2000 to May 2002, he served as Vice President of Sales and Business Development at T/R Systems, Inc., a public company traded on Nasdaq that develops solutions for the management and production of digital documents, where he managed and developed OEM account managers and the field sales team, including product positioning and implementing strategies to generate new business. From January 1994 until December 2000, he worked for Electronics for Imaging, Inc., a digital imaging and print management company listed on Nasdaq, his last position being Director of Sales and Product Marketing.
     Robert T. Westervelt, PhD, has served as our Chief Technology Officer since May 2005 and as our Vice President of Engineering since June 2007. As Chief Technology Officer, Mr. Westervelt is responsible for defining and managing the overall technical direction for our products. As Vice President of Engineering, Mr. Westervelt is responsible for all engineering activity at both the Company’s headquarters in El Segundo, CA and Kent, WA facility, Peerless Imaging Products, Inc. Since joining the Company in 1999 as a senior project manager, he has held several key positions including senior software architect and director of engineering, leading engineering projects including software development, new functionality for embedded systems, performance enhancements and system integrations. A seasoned technologist and manager focused on delivering real-world results, he designed the architecture and led the successful design and development of the our first manufactured product, an 80ppm color multi- function copier system with printing, faxing and scanning capabilities. Prior to his tenure at the Company, Mr. Westervelt was vice president of software development for Vista Control System, where he designed the architecture for a distributed control system framework used in a wide range of applications. He was also an accelerator operations physicist for Los Alamos National Laboratory in Los Alamos, New Mexico, one of the primary research centers of the Department of Energy. Mr. Westervelt holds a PhD and MS in Physics from Stanford University, as well as a B.S. in Physics from Rensselaer Polytechnic Institute.
     Elliot M. Shirwo, has served as our General Counsel since May 2005 and as our Corporate Secretary since June 2005. He also serves as a director and officer of certain Peerless subsidiaries. Since September 2004, Mr. Shirwo has represented Peerless as a board member of Peerless Systems K.K. in Tokyo, Japan. From June 2004 to May 2005, Mr. Shirwo served in the capacity as the Company’s acting General Counsel. From November 2002 to June 2004, Mr. Shirwo served as the Company’s Assistant General Counsel. From joining the Company in February 2001 to November 2002, Mr. Shirwo served as the Company’s Associate Counsel. From December 1997 to February 2001, Mr. Shirwo was in private law practice. Mr. Shirwo holds a J.D. from Southwestern University School of Law, as well as a B.A. in History and Art History from University of California, Los Angeles. He is licensed to practice law in the State of California.
     Andrew Lombard, has served as Vice President of Corporate Development of the Company since April 2008 and President of Cue Imaging Corp., a wholly owned subsidiary of the Company, since January 2008. Prior to joining the Company, Mr. Lombard served as Co-Founder, CEO and Chairman of the Board of Protégé Sports Inc., a Digital Media and Sports Internet Company from August 2005 through January 2008. From January 2000 to August 2005, Mr. Lombard served as Founder, CEO and Chairman of airBand Communications, Inc. a privately held wireless communications service provider. From January 1998 to January 2000, Mr. Lombard served as Vice President Corporate Development and General Manager of Adaptive Broadband Corporation (NASDAQ: ADAP), a wireless broadband equipment company. From 1995 to 1997, Mr. Lombard served as Director of Strategy and New Business at Motorola Network Ventures, where he led over $200 million of direct investments and served on the boards of several companies in the United States, Mexico, Brazil, Venezuela, Hong Kong and India. From 1990 to 1995, Mr. Lombard served as an executive at Motorola, leading their wireless communications business in Hong Kong and China. Mr. Lombard was named an Ernst and Young Entrepreneur of the Year Finalist in 2003. He serves on private boards and advises companies in the Internet, IT, Technology, medical, and wireless industries. He holds a B.S. in Electrical Engineering and a B.S. in Computer Engineering from the University of Missouri.
     William B. Patton, Jr. has served the Company as a director since April 17, 2007. From March 2004 to the present, Mr. Patton served as a senior advisor to The Gores Group, LLC. From July 2004 to the present, he has served as non-executive Chairman of the board of directors of Real Software Group, a public company located in Belgium, and as a member of the board of directors of Proxicom, a private company; of both of which The Gores Group, LLC is a major shareholder. Further, Mr. Patton served as non-executive Chairman of the board of directors of Migra-Tec, Inc., a public company, from 2001 to 2004. From July 2006 to the present, Mr. Patton has been the executive Chairman of the management board of Four Star Acquisitions, a private company he founded. Prior to Mr. Patton’s semi-retirement in November 1998, Mr. Patton served as executive Chairman of the board of directors of MicroOptical Devices between 1996 to 1998, one of the world’s leading developers of vertical cavity surface emitting laser technology. Prior to joining MicroOptical Devices in 1996, Mr. Patton was an elected officer and one of the three members of the Office of President of Unisys Corporation and Chairman of Unisys’ Federal Systems Group. Previous to that he served Unisys as Senior Vice President. In addition to being a corporate director and investor, Mr. Patton is active in a number of civic and professional organizations and is a co-founder of the United States Academic Decathlon. He has served on two not-for-profit boards: the Board of Trustees of the University of Missouri at Rolla from 2003 to the present, and as an “Ambassador” member of the Foundation Board of the University of California, Irvine, from 1984 to 2006. He holds an A.B. in Business from Santa Monica City College, a Bachelor of Science in Engineering from the University of Missouri at Rolla, and has completed the Program for Management Development at Harvard University and a post-graduate program at the Brookings Institute in Washington, D.C.

     Steven J. Pully has served the Company as a director since February 25, 2008. Mr. Pully is a consultant, working primarily in the asset management industry. From December 2001 to October 2007, Mr. Pully worked for Newcastle Capital Management, L.P, an investment partnership, where he served as president from January 2003 through October 2007. He also served as chief executive officer of New Century Equity Holdings Corp. from June 2004 through October of 2007 and remains a director of that company. Prior to joining Newcastle Capital Management, from 2000 to 2001, Mr. Pully served as a managing director in the investment banking department of Banc of America Securities, Inc. and from 1997 to 2000 he was a member of the investment banking department of Bear Stearns where he became a senior managing director in 1999. Mr. Pully also serves on the Board of Directors of Energy Partners Ltd. Mr. Pully is licensed as an attorney and CPA in the state of Texas and is also a CFA charterholder. He holds a B.S. with honors in Accounting from Georgetown University and a J.D. degree from The University of Texas.
     John C. Reece has served the Company as a director since August 2, 2007. Since 1999, Mr. Reece has served as chairman and CEO of John C. Reece and Associates, LLC, the firm he founded to provide leadership assistance to corporate and government executives in resolving issues disrupting their enterprises’ value-creation performance. Previously, Mr. Reece served as deputy commissioner for modernization and chief information officer (“CIO”) at the Internal Revenue Service (“IRS”). In this capacity he led the agency’s business systems transformation programs. Prior to joining the IRS, he was vice president of information technology at Time Warner Inc., functioning as that company’s first CIO. Earlier, Mr. Reece spent nearly a decade as managing partner of Booz Allen & Hamilton’s information technology practice in the Midwest. Currently, he is a board member of Exponential Storage, Inc., a fellow of the Ponemon Institute, and serves on Oakley Network’s and Applied Identity, Inc.’s advisory boards. He has previously served on many other executive advisory boards, including those at AT&T, Oracle, Sun Microsystems and Bristol Myers-Squibb. Mr. Reece holds a B.A. degree from Northwestern University.
     John Thomas Zender has served the Company as a director since August 3, 2007. From September 2001 to February 2007, Mr. Zender served as president and CEO of Unity, a worldwide not-for-profit, trans-denominational spiritual support movement. From 1996 to 2001, he was an executive consultant working with partners and others to fund start-up technology companies, serving as CEO and board member for several companies during their incubation phase, and providing leadership and strategic consulting to management. From 1995 to 1996, Mr. Zender was the general manager of the Software Business Unit of MTI Technology, a Nasdaq-listed developer of data storage and data management systems. From 1989 to 1995, he was the vice president of marketing and business development for Encore Computer, a Nasdaq-listed high-performance computer systems and storage company. From 1986 to 1989, Mr. Zender was the vice president of corporate development for MAI Systems, a NYSE-listed producer of interactive business computer systems. Prior to joining MAI Systems, he held management positions at General Electric, Honeywell and ITT. Presently, Mr. Zender serves as chairman of the board of VillageEDOCS, a publicly held Internet messaging services company. He is also a member of the Leadership Council for the Association of Global New Thought. Further, he serves as a board member at Ottawa University. He has previously served as a board member of the Forum for Corporate Directors in Southern California and several other boards, including publicly and privately held corporations, and not-for-profit organizations. Mr. Zender holds a degree in business administration from Ottawa University.
     Timothy E. Brog has served the Company as a director since July 9, 2007. Mr. Brog has been the Managing Director of Locksmith Capital Management LLC since September 2007 and of E2 Investment Partners LLC since March 2007. Mr. Brog was President of Pembridge Capital Management LLC and the Portfolio Manager of Pembridge Value Opportunity Fund from June 2004 to September 2007. Mr. Brog had been a Managing Director of The Edward Andrews Group Inc., a boutique investment bank from 1996 to 2007. From 1989 to 1995, Mr. Brog was a corporate finance and mergers and acquisition associate of the law firm Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Brog received a Juris Doctorate from Fordham University School of Law in 1989 and a BA from Tufts University in 1986. Mr. Brog is a Director of Peerless Systems Corporation and Eco-Bat Technologies Limited and was a Director of The Topps Company, Inc. from August 2006 up until its sale in October 2007 to Michael Eisner’s holding company, Tornante Co., and Madison Dearborn Partners.
     Steven M. Bathgate was appointed as a director of the Company, effective May 22, 2008. From 1996 to the present, Mr. Bathgate has been Senior Managing Partner of Bathgate Capital Partners LLC (“BCP”), formerly known as Bathgate McColley Capital Group LLC, a FINRA-licensed Broker Dealer. Prior to starting BCP, he was the Chairman and Chief Executive Officer of Cohig & Associates, Inc., an NASD member firm specializing in public and private financing for emerging growth companies. His other previous experience includes employment by Wall Street West, Dain Bosworth, Inc., and the National Association of Securities Dealers, Inc. He received his B.S. degree in Finance from the University of Colorado.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company registered pursuant to Section 12 of the Exchange Act. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. The information contained in this paragraph regarding compliance with Section 16(a) is based solely on a review of the copies of such reports furnished to the Company by the executive officers, directors and 10% stockholders. The Company believes that, during the fiscal year ended January 31, 2008, all of the executive officers, directors and 10% stockholders timely complied with all applicable Section 16(a) filing requirements, except for: (i) Edward M. Gaughan, our Vice President of Sales and Marketing; (ii) William B. Patton Jr., our Chairman of the Board; (iii) Robert T. Westervelt, our Chief Technology Officer and Vice President of Engineering; (iv) John V. Rigali, our Chief Financial Officer and Vice President of Finance; and (v) John C. Reece, a director, who each filed one form 4 with respect to one transaction on an untimely basis.
CODE OF BUSINESS CONDUCT AND ETHICS
     The Company has adopted a Code of Business Conduct and Ethics that applies to the Company’s officers, directors and employees. Our Code of Business Conduct and Ethics, as applied to our Chief Executive Officer, senior financial officers, principal accounting officer, controller and other senior financial officers is intended to comply with the requirements of Section 406 of the Sarbanes-Oxley Act. A copy of our Code of Business Conduct and Ethics is available on the Company’s website at www.peerless.com. In addition, a copy of the Code of Business Conduct and Ethics will be provided without charge upon request to the Company. The Company intends to timely disclose any amendments to or waivers of certain provisions of our Code of Business Conduct and Ethics applicable to our Chief Executive Officer, senior financial officers, principal accounting officer, controller and other senior financial officers on our website at www.peerless.com within four business days or as otherwise required by the SEC or Nasdaq.
AUDIT COMMITTEE
     The Company has a separately-designated standing Audit Committee. The Audit Committee consisted of Messrs. Robert Barrett (former director) and Cole (former director) up to April 17, 2007. Upon Mr. Patton’s election to the Board on April 17, 2007, he was appointed to the Audit Committee. On July 9, 2007, Messrs. Brog, Cole and Patton were appointed to the Audit Committee and Mr. Brog was designated as Acting Chairman of the Audit Committee. On September 20, 2007, Messrs. Brog, Cole and Zender were appointed to the Audit Committee. Upon Mr. Pully’s election to the Board on February 25, 2008, he was appointed to the Audit Committee and designated as Chairman of the Audit Committee, in replacement of Mr. Brog. Since February 25, 2008, the Audit Committee consisted of Messrs. Cole, Pully and Zender until May 22, 2008 when Mr. Cole resigned from the Board of Directors and the Audit and Nominating and Corporate Governance Committees. Since May 22, 2008, the Audit Committee consists of Messrs. Pully and Zender. Each of Messrs. Pully and Zender meets the independence and other requirements of the applicable Nasdaq listing standards, SEC rules, and our Bylaws. The Board has determined that Mr. Pully meets the definition of an audit committee financial expert, as set forth in Item 407(d)(5) of SEC Regulation S-K and meets the financial sophistication requirements of the Nasdaq listing standards. During the fiscal year ended January 31, 2008, the Audit Committee held nine meetings and acted by written consent on no occasion. The Audit Committee operates pursuant to a written charter adopted by the Board in November 2003.
Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
     This section contains our discussion and analysis of the principles underlying our executive compensation program, and the policies and decisions resulting in the amounts shown in the executive compensation tables that follow. This discussion is focused on our most senior and highly-compensated executives, sometimes referred to as Named Executive Officers, who are identified in the Summary Compensation Table that follows. “Committee” or “Compensation Committee” means the Compensation Committee of the Board of Directors.
Compensation Objectives and Philosophy
     Our compensation program for executive officers is designed to achieve the following objectives:
•	a compensation program should stress the Company’s annual performance and increase in value;

•	a compensation program should strengthen the relationship between pay and performance by providing variable, at risk compensation based on predetermined objective performance measures;

•	a compensation program should attract, motivate and retain high quality employees who will enable the Company to achieve its strategic and financial performance goals; and

•	a compensation program should provide an incentive plan that supports a performance-oriented environment, with superior performance resulting in total annual compensation above median levels.
     These principles are intended to create a competitive compensation structure that will help attract and retain key management talent, assure the integrity of the Company’s executive compensation practices, tie compensation to performance, promote accountability and safeguard the interests of the stockholders.
The Compensation Committee
     Committee Members
     The Compensation Committee has consisted of Messrs. Reece (Chairman), Patton and Brog since September 20, 2007. The Board has determined that each member of the Committee is “independent” as that term is defined under the rules of Nasdaq. The Committee meets as often as necessary to perform its duties and responsibilities. The Committee held eleven meetings during the fiscal year ended January 31, 2008 (“fiscal 2008”), two of which included sessions without management, and acted by written consent on one occasion.
     Role of Committee
     The Committee operates under a written charter approved by the Board. A copy of the charter is available at www.peerless.com under Investor Relations — Corporate Governance. The Committee establishes the salaries and other compensation for the Chief Executive Officer and other executive officers of the Company. It also reviews and approves all of the Company’s compensation and benefits plans and policies, and administers all of the Company’s executive compensation programs, incentive compensation plans and equity-based plans.
Compensation Committee Process
     Annual Evaluation
     The Committee meets in executive session at the beginning of each fiscal year to (i) evaluate the performance of the Named Executive Officers during the prior fiscal year; (ii) determine their annual bonuses, if any, for the prior fiscal year; (iii) establish their performance goals and objectives for the current fiscal year; (iv) set their base salaries for the current fiscal year; and (v) consider and approve any grants to them of equity incentive compensation. In establishing the performance goals and objectives for the current fiscal year, the Committee discusses with the Chief Executive Officer the Company’s strategic objectives and performance targets.
     Management’s Role in Determining Executive Compensation
     The Committee determines the compensation for all the executive officers, including the Named Executive Officers. Richard L. Roll, the Chief Executive Officer plays a role in determining executive compensation since he evaluates employee performance, recommends performance goals and objectives and recommends salary levels and option awards. Mr. Roll also participates in Committee meetings, at the Committee’s request, and provides evaluations and compensation recommendations as to senior executive officers, other than himself.

     Decision Support
     The Company receives various Radford Executive Compensation surveys from AON Consulting Inc. to provide the Committee with historical and current information concerning the compensation practices of companies of comparable size in the Company’s industry (“Radford Surveys”). We developed our approach to our executive compensation program, as described below, based on these surveys.
     Decision Framework
     The Committee does not apply a formulaic approach to setting of individual elements of the Named Executive Officers’ compensation or their total compensation amounts. However, the Committee annually reviews market compensation levels to determine whether the total compensation opportunity for the Company’s Named Executive Officers is appropriate in light of the compensation arrangements at the Company’s peers and makes adjustments when the Committee determines they are needed. For fiscal years 2008 and 2009, this assessment included evaluation of base salary and bonuses against a peer group of high-technology companies provided by AON Consulting, Inc. The basis for selection of companies in the peer group included such factors as revenue, industry, geographic location, and executives with comparable duties. For fiscal year 2008 and 2009, the peer group included over 60 companies in the same industry with annual revenues under $200 million in Southern California and nationwide.
Elements of Executive Compensation
     In determining each of the Named Executive Officers total compensation package, the Committee considered the following:
•	Company performance: The Company’s achievement of a certain amount of target revenue and profit; and the performance goals and objectives for the Company in fiscal 2008 established by the Committee.

•	Individual performance: The contribution of each executive officer; the expertise of each executive officer; and the performance goals and objectives to be performed by each executive officer in fiscal 2008.

•	Allocation between cash and non-cash component: The number and vesting of outstanding options; the increase in the value of share-based compensation granted to each executive officer in prior years; each element of the compensation of each executive officer for fiscal 2007 compared to fiscal 2008; the reasons the Committee had established the amount of each element of such compensation; and the allocation of bonuses for services rendered in fiscal 2008.

•	Other factors: The deductibility of the compensation; the results of Radford Surveys; and the terms of the executives’ employment or employment letter agreements, if any.
     Base Salaries
     The chart below shows the breakdown between fixed pay through the Named Executive Officers’ base salaries and variable performance-based pay for fiscal 2008:

		Base		Equity
		Salaries	Bonus	Awards	All Other
Name	Title	(%)	(%)(4)	(%)(5)	Compensation(%)
Richard L. Roll (1)	President and Chief Executive Officer	38.9%	9.2%	51.6	0.3%
John V. Rigali	Chief Financial Officer and Vice President of Finance	71.3	14.4	13.7	0.6
Edward M. Gaughan	Vice President, Sales & Marketing	62.5	7.7	6.8	22.8
Robert T. Westervelt (2)	Vice President of Engineering and Chief Technology Officer	74.7	9.8	14.6	0.9
Alan D. Curtis (3)	Former Vice President, Corporate Development	69.6	16.8	3.8	9.8

(1)	Richard L. Roll was appointed as President and Chief Executive Officer effective December 15, 2006. Mr. Roll also was appointed as a director of the Board, effective April 17, 2007.

(2)	Upon Eric Random’s resignation on June 12, 2007, the Company appointed Robert T. Westervelt as its Vice President of Engineering, effectively immediately.

(3)	On November 30, 2007, Alan Curtis resigned from his position as Vice President of Corporate Development, effective December 3, 2007.

(4)	The amounts reflect bonuses paid under the Company’s annual management cash incentive bonus plan.

(5)	The amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended January 31, 2008, in accordance with SFAS 123(R). See Note 2 to the Company’s audited financial statements for the fiscal year ended January 31, 2008, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 12, 2008 for a discussion of the relevant assumptions used in calculating grant date fair value pursuant to SFAS 123(R).
     In determining base salaries, the Committee considers specific individual criteria in setting salaries, including the executive’s scope of responsibility, the results achieved by the executive, the executive’s potential, and the Company’s performance. To ensure that the base salaries are competitive, the Committee also periodically reviews an independent survey of executive compensation and compares the base salaries to those paid to executives with comparable duties by other companies in the Company’s industry that are of similar size and performance. For fiscal 2008, the Committee considered the results of the Radford Surveys. To the extent that a Named Executive Officer has an employment agreement, such executive’s employment agreement specifies a minimum level of base salary for the executive. Base salaries are reviewed annually, and adjusted from time to time to increase salaries to industry levels after taking into account individual responsibilities, experience, performance and potential contributions.
     In fiscal year 2008, the Committee did not adjust the base salary for any of the Named Executive Officers. For fiscal 2009, we do not anticipate making any changes to the salaries for the Named Executive Officers.
     Bonuses
     The annual management incentive cash bonus plan, which provides cash bonuses to executive officers, rewards participants in proportion to Company performance, the performance of a specific business unit or region for which the participants have a direct impact and the results achieved by the participant against pre-determined goals. The Named Executive Officers received their fiscal year 2008 bonuses based on the Company’s achievement of certain revenue and profit targets and on the executive’s achievement of certain individual performance goals.
     The Committee established the bonus program for fiscal 2008 in the first quarter of fiscal 2008. Under this program, the Committee determined the allocation and target amount of bonus for each Named Executive Officer, based on a review of the Radford Survey. The Company’s target amount of bonuses was based on bonuses paid to officers with comparable duties by companies in the Company’s industry that were of a similar size and similar performance. The cash bonus incentives for each executive were weighted 35% to the achievement of a revenue target, 35% to the achievement of a net income target and 30% to the achievement of individual objectives tied to benchmarks in the Company’s strategic plan. Bonuses were paid semi-annually based on the achievement of the targets for the corresponding half-year period. The allocation of the payout of bonuses for each half-year period was pro-rated based on revenue projections for the corresponding half-year period. A threshold of 91% of the revenue and net income targets must have been met before executives were eligible for any incentive cash bonus payout. New acquisition revenue streams and any related costs and expenses were removed before calculating bonuses. If the threshold of 91% was met, 10% of the target bonus for the executive were payable. The percentage of payout increased 10% for each 1% achieved above the 91% threshold. Therefore, if 100% of the revenue and net income targets were met, the executives were eligible to earn 100% of the target bonus weighted 35% for the revenue target and 35% for the net income target. The Chief Executive Officer had some discretion in determining achievement of individual responsibility goals for Named Executive Officers (other than himself), which affected whether the executive was entitled to receive the portion of his bonus which was weighted 30% to the achievement of individual objectives. If the revenue and net income targets were exceeded at the end of the fiscal year, payout of bonuses at the end of the year were increased by 1% for each 1% increase in the revenue or net income targets to 105%. Beyond 105% the payout increased 2% for each 1% increase in the revenue or net income targets.
     In the first quarter of fiscal 2008, the Committee also approved the corporate strategic objectives for each of the following officers:
•	Mr. Roll (his ability to identify strategic joint ventures and relationships with potential partners in line with the Company’s strategy to focus on the solution software application area and the all-in-one or AIO market place, identify possible acquisition targets, execute a new development and sublicensing agreement with Adobe and facilitate the renewal of an agreement with Kyocera-Mita Corporation);

•	Mr. Rigali (his ability to complete due diligence on possible acquisition targets or joint venture partners in the AIO market place, control expenses, maintain an unqualified opinion with respect to the Company’s financial statements and maintain no adjustments);

•	Mr. Gaughan (his ability to identify and meet with potential AIO joint venture partnerships, manage customer revenue concentration risk, obtain new business and control expenses); and

•	Mr. Curtis (his ability to identify and meet with potential acquisition targets, develop business plans for any potential acquisitions, control expenses and coordinate with the Vice President of Sales to communicate product offerings to customers).
     In keeping with the Committee’s compensation philosophy that each executive officer’s bonus and equity incentives should be designed to motivate that executive to achieve the performance goals and objectives established by the Committee and to align the interests of the executive officers with those of stockholders, for fiscal 2008, the Committee awarded the following earned bonuses as of January 31, 2008: Mr. Roll $80,490; Mr. Rigali $35,981; Mr. Gaughan $24,500 and $73,232 (in the form of sales commissions); Mr. Westervelt $24,930; and Mr. Curtis $47,580.
     Generally, the Committee sets the performance targets and objectives so that the relative difficulty of achieving the targets and objectives is consistent from year to year. Performance targets are established at levels that are achievable but require better than expected planned performance for each executive.
     Equity Incentives
     The primary purposes of the equity incentives are to align the interest of the Company’s executive officers and other management with those of the Company’s stockholders and to maximize stockholder value and the incentives to executives and other management in the execution of their day to day duties. The Company’s primary form of long-term incentive compensation is stock option grants granted under the Peerless Systems Corporation 2005 Incentive Award Plan (the “2005 Plan”). Grants of stock options under the 2005 Plan are designed to provide executive officers with an opportunity to share, along with stockholders, in the long-term performance of the Company.
     The Committee grants stock options with exercise prices not less than the fair market value of the Company’s Common Stock on the date immediately preceding the date of grant. The Company periodically grants stock options to eligible employees, with additional grants being made to certain employees upon commencement of employment and, occasionally, following a significant change in job responsibilities, scope or title. Stock options granted under the Company’s compensation plans generally have a four-year vesting schedule and generally expire ten years from the date of the grant. Guidelines for the number of stock options granted to each executive officer are determined using a procedure approved by the Committee based on several factors, including the Company’s performance, the performance of a specific business unit or region for which the grantee has a direct impact, the scope of the grantee’s responsibilities, the results achieved by the grantee and the grantee’s potential.

     On February 13, 2007, Mr. Curtis, Mr. Gaughan, Mr. Rigali, and Mr. Westervelt were granted options to purchase 15,000, 15,000, 10,000, and 15,000 shares respectively. On April 10, 2007, Mr. Rigali, Mr. Gaughan and Mr. Westervelt were each granted options to purchase 25,000, 35,000 and 25,000 shares respectively. The options had an exercise price equal to the closing price of the Company’s Common Stock on the date immediately preceding the date of grant. The option grant will vest at a rate of 25% per year over four years on each anniversary of the date of grant.
     Post-Termination and Change in Control payments
     Certain of the Company’s executive officers are entitled to payments and/or other benefits in the event of their termination after a change in control of the Company. The Committee believes this double trigger requirement maximizes stockholder value because this structure would prevent an unintended windfall to management in the event of a friendly (non-hostile) change in control, which could be a transaction maximizing stockholder value. The Committee believes that these post-termination and change in control arrangements are an important part of overall compensation for our Named Executive Officers because they help to secure the continued employment and dedication of our Named Executive Officers, notwithstanding any concern that they might have regarding their own continued employment prior to or following a change in control.
     For a further description of these arrangements, see “Potential Payments Upon Termination or Change in Control.”
Tax and Accounting Implications
     Deductibility of Compensation
     Under Section 162(m) of the Code, a public company generally will not be entitled to a deduction for non-performance-based compensation paid to certain executive officers to the extent such compensation exceeds $1.0 million. Special rules apply for “performance-based” compensation, including the approval of the performance goals by the stockholders of the Company. Since the Company’s historical levels of executive compensation have been substantially less than $1.0 million per employee annually, the Committee has not yet established a policy with respect to qualifying compensation to the Company’s executive officers for deductibility under Section 162(m) of the Code.
     Accounting for Share-Based Compensation
     Beginning on January 31, 2006, the Company began accounting for share-based compensation in accordance with the requirements of SFAS 123(R).
Conclusion
     The Committee believes that the Company’s compensation policies support the Committee’s compensation philosophy that compensation programs should reflect the value created for stockholders while supporting the Company’s business strategies and long-range plans. The Committee believes that for fiscal 2008, the total compensation package for each of the Named Executive Officers is competitive with the total compensation paid to executives with comparable duties by other companies in the Company’s industry that are of similar size and performance. In addition, the Committee believes that the bonus and equity incentives help motivate the executive to achieve specific performance goals and objectives established by the Committee and align the executive’s interests with those of the Company’s stockholders.

SUMMARY COMPENSATION TABLE
     The table below summarizes the total compensation paid or earned by each of the following officers (the “Named Executive Officers”) for the fiscal year ended January 31, 2008.

							Change in
							Pension Value
							and
						Non-Equity	Nonqualified	All Other
					Option	Incentive Plan	Deferred	Compen-
Name and		Salary	Bonus	Stock	Awards	Compensation	Compensation	sation
Principal Position	Year	($)	($)	Awards ($)(1)	($)(1)	($)	Earnings ($)	($)(2)(3)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Richard L. Roll	2008	340,000	80,490	50,179	400,175	—	—	2,365	873,210
President and Chief	2007	40,538	—	—	45,796	—	—	34,020	120,354
Executive Officer
John V. Rigali	2008	178,308	35,981	—	34,252	—	—	1,446	249,987
Chief Financial Officer and	2007	123,231	—	—	14,413	—	—	3,765	141,409
Vice President of Finance
Edward M. Gaughan	2008	200,000	24,500	—	22,494	—	—	73,232	320,226
Vice President,	2007	200,000	—	—	11,735	—	—	57,919	269,654
Sales & Marketing
Bob Westervelt	2008	188,183	24,830	—	36,740	—	—	2,216	257,969
Vice President,	2007	181,922	30,500	—	39,519	—	—	1,506	253,447
Engineering and Chief Technology Officer
Alan D. Curtis (4)	2008	196,734	47,850	—	10,360	—	—	27,823	282,497
Vice President,	2007	197,692	30,500	—	10,120	—	—	89,570	327,882
Corporate Development

(1)	The amounts in column (e) and (f) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended January 31, 2007 and 2008, in accordance with SFAS 123(R). See Note 2 to the Company’s audited financial statements for the fiscal year ended January 31, 2008, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 12, 2008, for a discussion of the relevant assumptions used in calculating grant date fair value pursuant to SFAS 123(R).

(2)	The bonuses paid under the Company’s annual management incentive cash bonus plan is reflected in column (d).

(3)	Certain of the Company’s executive officers receive personal benefits in addition to salary and cash bonuses, including, but not limited to, consulting services, accrued health insurance, non-qualified stock option exercise, and paid vacation. The amount shown in column (i) for “All Other Compensation” consists of the following:

(4)	On November 30, 2007, Alan Curtis resigned from his position as Vice President of Corporate Development, effective December 3, 2007.

	Year	Mr. Roll	Mr. Rigali	Mr. Gaughan	Mr. Westervelt	Mr. Curtis
Consulting Services	2008	—	—	—	—	—
	2007	14,385	—	—	—	—
Employer 401K Contribution	2008	2,365	1,446	—	2,216	1,231
	2007	1,635	3,765	—	1,506	2,087
Non-Qualified Stock Option Exercise	2008	—	—	—	—	—
	2007	—	—	—	—	87,483
Commissions	2008	—	—	73,232	—	—
	2007	—	—	57,919	—	—
Accrued Bonus	2008	—	—	—	—	—
	2007	18,000	—	—	—	—
Paid Vacation	2008	—	—	—	—	26,592
	2007	—	—	—	—	—
Board of Director Fees	2008	—	—	—	—	—
	2007	—	—	—	—	—
Total	2008	2,365	1,446	73,232	2,216	27,823
	2007	34,020	3,765	57,919	1,506	89,570
Narrative to Summary Compensation Table
Employment Agreements
     Employment Agreement with Richard L. Roll
     In connection with his appointment as President and Chief Executive Officer, Mr. Roll entered into an employment agreement with the Company on December 15, 2006, pursuant to which he is entitled to (i) receive an annual base salary of $340,000, (ii) a total target bonus of $180,000, (iii) the Company’s executive benefits package including medical, dental, vision, disability, group life insurance and long-term care plans, a 401(k) plan and a flexible spending (cafeteria) plan, and four weeks of paid vacation including eligibility for ten paid holidays, (iv) a Time-Vested Option (as described below), (v) a Price-Contingent Option (as described below), which was cancelled in exchange for the issuance of Restricted Stock (as described below) (vi) severance payments and (vii) certain payments in the event of a “change in control” (as defined). The severance payments and payments in the event of a change in control are discussed under “Potential Payments Upon Termination and Change in Control.” Mr. Roll’s employment agreement was amended on May 17, 2007 to make the definition of “change in control” consistent with the definition in the form of change in control severance agreement between the Company and certain other senior members of management.
     Except for $18,000 and $27,000 received by Mr. Roll as guaranteed bonus payments for fiscal 2007 and 2008, respectively, Mr. Roll’s bonus is contingent upon the achievement of both company and individual performance goals, which are set annually by the Committee. The bonus payments for each subsequent year will vest in accordance with the Company’s executive bonus plan.
     Time-Vested Option for Mr. Roll
     In connection with his appointment as President and Chief Executive Officer, Mr. Roll was granted on December 15, 2006 a time-vested stock option to purchase 600,000 shares of the Company’s Common Stock (the “Time-Vested Option”). The per share exercise price of the Time-Vested Option was the closing price of the Company’s Common Stock on the date of grant ($2.84). The Time-Vested Option will vest over a four-year period, with 25% vesting on the first anniversary of employment, and with the remainder vesting monthly in equal installments over the subsequent 36 months, subject to Mr. Roll’s continued employment with the Company. The vesting and exercisability of Mr. Roll’s Time-Vested Option upon termination of employment and a change in control is discussed under “Potential Payments Upon Termination and Change in Control.” The Time-Vested Option was not granted under the 2005 Plan.
     Restricted Stock for Mr. Roll
     In connection with his appointment, Mr. Roll was granted on December 15, 2006 a price-contingent option to purchase 400,000 shares of the Company’s Common Stock (the “Price-Contingent Option”). On September 24, 2007, the Board unanimously approved the Compensation Committee’s recommendation that Mr. Roll be issued 200,000 shares of restricted stock (“Restricted Stock”) under the Company’s 2005 Plan and that the Price Contingent Option to purchase 400,000 shares of the Company’s Common Stock granted to him in connection with his employment be cancelled. Under the Restricted Stock Agreement dated September 24, 2007 between Mr. Roll and the Company, the Restricted Stock are to vest at the end of four years, provided that Mr. Roll remains a full-time employee during such four year period and the vesting period of the Restricted Stock has not been accelerated. The vesting period of the Restricted Stock will be accelerated upon the occurrence of the following conditions: 1) the death or disability of Mr. Roll; 2) Mr. Roll’s employment relationship is terminated by the Company without cause; 3) the Company changes Mr. Roll’s title, effectuates a significant change in his duties, effectuates a reduction in his present base salary, or relocates its principal place of business to a location that is 25 miles more than from the distance between his current residence and the Company’s existing offices; 4) the Company undergoes a transaction where there is a sale of the Company’s assets or a merger, business transaction or such other similar transaction, the consummation of which requires the approval of the Company’s shareholders under Delaware law; 5) the acquisition by any person, entity or group (other than the Company, its subsidiaries or any employee benefit plan of the Company) of 50% or more of the combined voting power of the Company’s then outstanding securities.
     Employment Letter Agreement with John Rigali
     In connection with his appointment as Chief Financial Officer and Vice President of Finance, Mr. Rigali entered into an employment letter agreement with the Company on May 18, 2006. Pursuant to his letter agreement, Mr. Rigali will receive an annual salary of $180,000. He was also granted options to purchase 25,000 shares of the Company’s Common Stock on June 6, 2006. The options have an exercise price equal to the closing price of the Company’s Common Stock on the day immediately preceding the date of grant. The option grant will vest at a rate of 25% per year for the first four years of Mr. Rigali’s employment, on each anniversary of the date of grant.

Indemnification Agreements
     In addition, the Company has entered into indemnification agreements with certain of its executive officers that may require the Company to indemnify such officers against liabilities that may arise by reason of the officers’ status or service.
Employee Benefit Plans
     The purpose of the 2005 Plan is to provide additional incentive for directors, key employees and consultants to further the growth, development and financial success of the Company and its subsidiaries by personally benefiting through the ownership of the Company’s Common Stock, or other rights which recognize such growth, development and financial success. The 2005 Plan is administered by the Compensation Committee. The 2005 Plan provides that the administrator may grant or issue stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, dividend equivalents, performance awards and stock payments, or any combination thereof. Awards granted under the 2005 Plan generally may not be transferred other than by will or the laws of descent and distribution or, subject to the consent of the administrator of the 2005 Plan, pursuant to a domestic relations order. The applicable award agreement will contain the period during which the right to exercise the award in whole or in part vests. At any time after the grant of an award, the administrator may accelerate the period during which the award vests. Generally, an option may only be exercised while the grantee remains our employee, director or consultant or for a specified period of time following the participant’s termination of employment, directorship or the consulting relationship. As of January 31, 2008, 2,613,458 shares have been issued on the exercise of options granted, and 3,672,401 shares were subject to options granted under the 2005 Plan.
Salary and Bonus in Proportion to Total Compensation
     See “Compensation Discussion and Analysis” for the breakdown between fixed pay through the executives’ base salaries and variable performance-based pay for fiscal 2008.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
     The following table sets forth certain information regarding equity-based awards held by each of the Named Executive Officers as of January 31, 2008.

	Option Awards					Stock Awards
Equity
			Equity					Equity	Incentive Plan
			Incentive					Inventive Plan	Awards:
	Number of		Plan					Awards:	Market or
	Securities		Awards:				Market	Number of	Payout Value
	Underlying	Number of	Number of			Number of	Value of	Unearned	of Unearned
	Unexer-	Securities	Securities			Shares or	Shares or	Shares, Units	Shares, Units
	cised	Underlying	Underlying			Units of	Units of	or Other	or Other
	Options (#)	Options (#)	Unexercised	Option	Option	Stock That	Stock That	Rights That	Rights That
	Exercis-	Unexercis-	Unearned	Exercise	Expiration	Have Not	Have Not	Have Not	Have Not
Name	able	able	Options (#)	Price ($)	Date	Vested (#)	Vested ($)	Vested (#)	Vested ($)
Richard L. Roll (1)	162,798	437,502	437,502	2.84	12/15/2016	200,000	476,000	200,000	476,000
John V. Rigali (2)	6,250	18,750	18,750	6.13	6/6/2016	—	—	—	—
	—	10,000	10,000	2.43	2/12/2017
	—	25,000	25,000	2.34	4/9/2017

	Option Awards					Stock Awards
									Equity
			Equity					Equity	Incentive Plan
			Incentive					Inventive Plan	Awards:
	Number of		Plan					Awards:	Market or
	Securities		Awards:				Market	Number of	Payout Value
	Underlying	Number of	Number of			Number of	Value of	Unearned	of Unearned
	Unexer-	Securities	Securities			Shares or	Shares or	Shares, Units	Shares, Units
	cised	Underlying	Underlying			Units of	Units of	or Other	or Other
	Options (#)	Options (#)	Unexercised	Option	Option	Stock That	Stock That	Rights That	Rights That
	Exercis-	Unexercis-	Unearned	Exercise	Expiration	Have Not	Have Not	Have Not	Have Not
Name	able	able	Options (#)	Price ($)	Date	Vested (#)	Vested ($)	Vested (#)	Vested ($)
Edward M. Gaughan (2)	61,000	25,000	25,000	1.28	6/1/2014	—	—	—	—
Robert Westervelt (2)	7,000	—	—	6.625	4/12/2009	—	—	—	—
	20,000	—	—	1.21	7/22/2012	—	—	—	—
	938	—	—	1.15	8/27/2012	—	—	—	—
	5,000	—	—	1.29	11/25/2012	—	—	—	—
	2,812	938	938	1.63	8/4/2010	—	—	—	—
	11,250	3,750	3,750	1.33	9/30/2014	—	—	—	—
	25,000	25,000	25,000	3.59	7/20/2015	—	—	—	—
	—	15,000	15,000	2.43	2/12/2017	—	—	—	—
	—	25,000	25,000	2.34	4/9/2017	—	—	—	—
Alan D. Curtis (2)	8,000	—	—	4.88	3/3/2008	—	—	—	—
	3,750	—	—	12.63	3/3/2008	—	—	—	—
	22,000	—	—	13.63	3/3/2008	—	—	—	—
	100,000	—	—	1.63	3/3/2008	—	—	—	—
	15,000	—	—	1.22	3/3/2008	—	—	—	—
	10,000	—	—	1.21	3/3/2008	—	—	—	—
	25,000	—	—	2.10	3/3/2008	—	—	—	—
	37,500	12,500	12,500	1.33	3/3/2008	—	—	—	—
	—	15,000	15,000	2.43	3/3/2008	—	—	—	—

(1)	Mr. Roll’s options and restricted stock vest in accordance with the vesting schedule described under “Compensation Discussion and Analysis — Time Vested Option for Mr. Roll,” and "- Restricted Stock for Mr. Roll,” respectively.

(2)	The options for the Named Executive Officer vest 25% over four years, on each anniversary of the date of grant.
OPTION EXERCISES AND STOCK VESTED
     The following table sets forth certain information regarding exercises of options and vesting of restricted stock held by the Named Executive Officers during the year ended January 31, 2008.

	Option Awards		Stock Awards
	Number of Shares	Value	Number of Shares	Value
	Acquired on Exercise	Realized on	Acquired on Vesting	Realized on
Name	(#)	Exercise ($)	(#)	Vesting ($)
Richard L. Roll	—	—	—	—
John V. Rigali	—	—	—	—
Edward M. Gaughan	—	—	—	—
Robert Westervelt	—	—	—	—
Alan D. Curtis	30,000	36,300	—	—

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
     The potential payments upon termination or change in control are governed by the Named Executive Officers’ employment agreements (to the extent such officer has an agreement) and the change in control severance agreements, as described below. The 2005 Plan provides that generally an award under the 2005 Plan is exercisable only while the holder is an employee, consultant or independent director, provided however that the Compensation Committee, in its sole discretion may provide for the award to be exercisable for a period of time following termination.
Potential Payments Upon Termination or Change in Control for Richard L. Roll
Voluntary Termination
     If Mr. Roll terminates his employment for any reason, the vested portion of his Time-Vested Option will remain exercisable for 90 days and the unvested portion will terminate immediately.
Payment Upon Termination With Cause
     If Mr. Roll is terminated by the Company with cause, the vested portion of his Time-Vested Option will remain exercisable for 90 days and the unvested portion will terminate immediately. Under Mr. Roll’s employment agreement, “cause” is defined as:
•	willful and continued failure by him to perform his duties other than failure resulting from incapacity (due to physical or mental illness) or disability;

•	willful commission of an act of fraud or dishonesty resulting in economic or financial injury to the Company;

•	conviction of, or entry by him of a guilty or no contest plea to, the commission of a felony or a crime involving moral turpitude;

•	a willful breach by him of his fiduciary duty to the Company which results in economic or other injury to the Company, or

•	willful and material breach of his confidentiality obligations.
Payment Upon Termination Without Cause
     Pursuant to Mr. Roll’s employment agreement, if his employment is terminated by the Company without “cause”, Mr. Roll will be entitled to continue to receive his base salary for 12 months following termination and health insurance (medical, dental and vision) until the first anniversary of termination. The vested portion of his Time-Vested Option will remain exercisable until the earlier of the first anniversary of termination or the expiration of the Time-Vested Option, and the remaining unvested portion would terminate immediately. Under the Restricted Stock Agreement dated September 24, 2007 between Mr. Roll and the Company, the Restricted Stock will become fully vested upon termination without cause.
Payment Upon Termination Due to Death or Disability
     If Mr. Roll dies or is disabled, (i) the vested portion of his Time-Vested Option would remain exercisable until the earlier of the first anniversary of termination or the expiration of the Time-Vested Option, (ii) the next 12 monthly installments would vest immediately and remain exercisable until the earlier of the first anniversary of termination or the expiration of the Time-Vested Option, and (iii) the unvested portion would terminate immediately. Under the Restricted Stock Agreement dated September 24, 2007 between Mr. Roll and the Company, the Restricted Stock will become fully vested upon his death or disability.
Payment Upon a Change in Control
     Mr. Roll does not have a separate change in control severance agreement with the Company. However, under Mr. Roll’s employment agreement, if his employment with the Company is terminated without cause within 18 months after a “change in control,” he will be entitled to receive (i) a severance payment equal to his base salary for the 12 months following his termination, (ii) health insurance until the first anniversary of termination, and (iii) his full total target bonus for the 12 months following termination.

The severance payment and bonus payment, if any, would be payable in a lump sum at the termination of his employment. If Mr. Roll is terminated without cause within 18 months after a change in control, his Time-Vested Option would fully vest immediately and would remain exercisable until the earlier of the first anniversary of termination of the expiration of the Time-Vested Option. Under the Restricted Stock Agreement dated September 24, 2007 between Mr. Roll and the Company, the Restricted Stock will become fully vested upon the occurrence of one of the following “change in control” type of events: i) the Company undergoes a transaction where there is a sale of the Company’s assets or a merger, business transaction or such other similar transaction, the consummation of which requires the approval of the Company’s shareholders under Delaware law; or ii) the acquisition by any person, entity or group (other than the Company, its subsidiaries or any employee benefit plan of the Company) of 50% or more of the combined voting power of the Company’s then outstanding securities.
     As used in Mr. Roll’s employment agreement, as amended on May 17, 2007, “change in control” would occur in the same situations as in the change in control severance agreements.
Potential Payments Upon Termination or Change in Control for Messrs. Gaughan, Westervelt and Rigali
Payment Upon a Change in Control
     The Company has entered into change in control severance agreements with Messrs. Gaughan, Westervelt and Rigali. The change in control severance agreements provide our executive officers with enhanced benefits in the case of a change in control where: (i) the executive is terminated within 18 months following the change in control, other than for “cause” (as defined), or the executive terminates his employment for “good reason” (as defined) within 18 months following the change in control or (ii) such change in control is consummated (A) with a party with whom the Company has entered into a non-disclosure agreement for the purpose of consummating a change in control transaction while the executive was employed by the Company and (B) within one (1) year following the termination of the executive’s employment by the Company without “cause” (as defined). Upon such events, the executives are entitled to severance compensation and benefits, including those set forth below.
•	A lump sum payment equal to one times base salary.

•	A lump sum payment equal to one times bonus at expected value.

•	Full vesting of unvested stock options.

•	Continued medical and dental insurance benefits substantially similar to those provided to the executive and his eligible family members for one year.
     As used in these change in control severance agreements, “cause” means:
•	willful and continued failure by the executive to perform his duties (other than due to incapacity due to physical or mental illness or disability);

•	willful commission of an act of fraud or dishonesty resulting in economic or financial injury to the Company;

•	conviction of, or entry by the executive of a guilty or no contest plea to, the commission of a felony or a crime involving moral turpitude;

•	willful breach by the executive of his fiduciary duty to the Company which results in economic or other injury to the Company; or

•	willful and material breach of the executive’s confidentiality and non-solicitation covenants.
     The Company will provide written notice to the executive of its determination that “cause” exists and give the executive an opportunity to cure such cause and to have the matter heard by the Board.
     As used in these change in control severance agreements, “good reason” means:
•	the assignment to the executive of any duties materially inconsistent with the executive’s position, authority, duties and responsibilities;

•	reduction in the executive’s salary or targeted bonus opportunity;

•	relocation of the Company’s offices to more than 30 miles from the prior location;

•	the Company’s failure to obtain a satisfactory agreement from any successor to assume and agree to perform the agreement; or

•	the Company’s failure to cure a material breach of its obligations under the agreement.
     Each change in control severance agreement has a three year term; provided, however, that the agreements automatically extend for one additional year on the third anniversary of the agreement’s effective date and on each subsequent anniversary, unless either the executive or the Company elects not to so extend the term of the agreement by notifying the other party, in writing, of such election not less than ninety (90) days prior to the last day of the term as then in effect.
     Under the change in control severance agreements, a “change in control” would occur in the following situations:
•	the acquisition by any person of 50% of more of the combined voting power of the Company’s then outstanding securities;

•	a change, during any period of two consecutive years, in a majority or more of the Board, if the new members have not been approved by at least two-thirds of the incumbent Board;

•	the consummation by the Company of a merger, consolidation, reorganization or business combination of the Company, a sale of all or substantially all of the Company’s assets or the acquisition of assets or stock of another entity, in each case other than a transaction in which the voting securities of the Company immediately prior thereto continue to represent at least 50% of the combined voting power of the outstanding securities of the surviving entity; or

•	a liquidation or dissolution of the Company.
     If any payment or distribution to or for the benefit of the executive (whether paid or payable or distributed or distributable) pursuant to the terms of the agreements or otherwise would constitute a “parachute payment” within the meaning of Section 280G of the Code the payments will be reduced to the extent necessary so that no portion of the payments are subject to an excise tax, but only if, by reason of such reduction, the net after-tax benefit to the executive exceeds the net after-tax benefit to the executive if no reduction was made.
     The change in control severance agreements also provide that during the term of the executive’s employment and for one year immediately following the termination date, the executive shall not, without the prior written consent of the Company, divulge any confidential information concerning the Company, unless required by law. During the term of the executive’s employment and for one year immediately following the termination date, the executive shall also not directly or indirectly solicit or induce other parties doing business with the Company.
     Pursuant to the 2005 Plan, in the event of a change in control, each outstanding award shall be assumed or an equivalent award substituted by the successor corporation or a parent or subsidiary of the successor corporation. If the successor corporation refuses to assume or substitute for the award, the Committee may cause any or all of such awards to become fully exercisable immediately prior to the consummation of the transaction. If the Committee causes the awards to become fully vested, such awards are exercisable for 15 days from such notice and will terminate upon the expiration of the 15-day period.

     The following table shows the potential payments upon termination or a change in control of the Company for each of the Named Executive Officers assuming each of the Named Executive Officer’s employment was terminated on January 31, 2008, and assuming that the change in control occurred at January 31, 2008. These disclosed amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the Named Executive Officers, which would only be known at the time they become eligible for such payments.

			Termination
	Voluntary	Termination	Without	Change in
	Termination	With Cause	Cause	Control	Death (1)	Disability (1)
Name	(1)(6)	(1)(6)	(1)(2)(6)	(3)(6)	(4)(6)	(5)(6)
Richard L. Roll	28,843	28,843	374,634	525,791	28,843	28,843
John V. Rigali	22,017	22,017	22,017	287,022	22,017	22,017
Edward M. Gaughan	55,602	55,602	55,602	275,736	55,602	55,602
Robert Westervelt	22,676	22,676	22,676	263,736	22,676	22,676
Alan D. Curtis	—	—	—	274,777	—	—

(1)	Excludes the value of vested options and accelerated unvested options as of January 31, 2008, calculated by multiplying the number of underlying vested options and accelerated unvested options by the difference between the exercise price and the closing price of our Common Stock on January 31, 2008 ($2.38). Options held by Mr. Roll and Mr. Rigali were “underwater” as of January 31, 2008 and were excluded from the calculation. The table below summarizes these potential values:

		Aggregate Accelerated Unvested
Name	Aggregate Vested Value	Value (Change in Control)
Richard L. Roll	—	476,000
John V. Rigali	—	1,000
Edward M. Gaughan	67,100	27,850
Robert Westervelt	44,909	5,969
Alan D. Curtis	150,975	13,125

(2)	The table below reflects the estimate of the payments and benefits that each Named Executive Officer would receive assuming each of the Named Executive Officers’ employment was terminated without “cause” on January 31, 2008. These disclosed amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the Named Executive Officers, which would only be known at the time they become eligible for such payments.

					Medical Benefits
Name	Base Salary	Bonus	Vacation Payout	Other	Continuation (a)
Richard L. Roll	340,000	—	23,612	5,231	5,791
John V. Rigali	—	—	19,248	2,769	—
Edward M. Gaughan	—	—	52,525	3,077	—
Robert Westervelt	—	—	19,676	3,000	—
Alan D. Curtis	—	—	—	—	—
(a)	Reflects the estimated lump sum value of premiums to be paid on behalf of the executive under the medical benefit plans for the relevant periods.
(3)	This amount includes the value of the accelerated vesting of unvested options of 25,000 shares for Mr. Rigali, 48,750 shares for Mr. Gaughan, 69,688 shares for Mr. Westervelt, and 37,500 shares for Mr. Curtis assuming a change in control occurs on January 31, 2008.

(4)	Includes the estimated present value of the proceeds payable to the executive’s beneficiaries upon his death.

(5)	Includes the estimated lump sum present value of all future payments which the executive would be entitled to receive under the Company’s disability program.

(6)	Includes the estimated present value of the proceeds payable to the executive’s vacation payouts and unpaid earned salary as of January 31, 2008, and amounts payable under change in control severance agreements or employment agreements, as applicable.
DIRECTOR COMPENSATION
     The following table sets forth the compensation paid to our non-employee directors for their services in fiscal 2008.

					Changes in
					Pension Value
	Fees				and
	Earned			Non-Equity	Nonqualified
	or Paid	Stock	Option	Incentive Plan	Deferred	All Other
	in Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($) (1)	($)(1)	($)	Earnings ($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Robert G. Barrett (2)	35,703	—	11,497	—	—	—	47,200
Timothy Brog	35,000		5,966				40,966
Louis C. Cole (3)	61,500	—	8,506	—	—	—	70,006
William B. Patton, Jr.	50,142		—				50,142
John C. Reece	25,134	—	5,496	—	—	—	30,630
John Thomas Zender	24,918		5,492				30,410

(1)	The amounts in column (c) and (d) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended January 31, 2008, in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). See Note 2 to the Company’s audited financial statements for the fiscal year ended January 31, 2008, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 12, 2008, for a discussion of the relevant assumptions used in calculating grant date fair value pursuant to SFAS 123(R).

(2)	On June 25, 2007, Robert G. Barrett notified the Company that he did not intend to stand for re-election at the Company’s annual meeting of stockholders held on July 9, 2007.

(3)	Louis C. Cole resigned as a director of the Company effective May 22, 2008.
     On November 2, 2007, a majority of the Board approved a revised compensation schedule for the Board and the Committees that was recommended by a majority of the Compensation Committee. Under this revised compensation schedule, each non-employee director of the Company receives a $35,000 yearly retainer, $2,000 for each in-person Board meeting attended, $1,000 for each telephonic Board meeting attended, $2,000 for each extra day of travel to attend a meeting, and $1,000 for each in-person committee meeting attended and $500 for each telephonic committee meeting attended. The Chairman of the Board receives a yearly retainer of $15,000. The Chairman of the Audit Committee and members of the Audit Committee each receive a yearly retainer of $10,000 and $5,000, respectively for their committee service. The Chairman of the Compensation Committee and Chairman of the Nominating and Corporate Governance Committee each receive a yearly retainer of $5,000 for their committee service. Directors are entitled to receive $25,000 upon consideration of a strategic transaction. All directors are reimbursed for expenses incurred in connection with service on the Board and committees. Members of the Strategic Committee each received $92,500 in connection with the sale of substantially all of the Company’s intellectual property to Kyocera Mita Corporation.
     Pursuant to our 2005 Plan, each non-employee director automatically receives options to purchase 30,000 shares of our Common Stock in connection with his initial election to the Board and automatically receives options to purchase 10,000 shares of our Common Stock on the date of each annual stockholder meeting at which he is re-elected. Options for non-employee directors vest at a rate of 25% on the first anniversary of the date of grant and 1/36th of the shares subject to the option vest each month thereafter for the following three years at an exercise price equal to fair market value on the date of grant. On November 2, 2007, the Board approved that each director automatically receives 10,000 restricted shares of our Common Stock on the date of each annual stockholder meeting at which he is re-elected in addition to the automatic grant of options to purchase 10,000 shares of our Common Stock. For the fiscal year ended January 31, 2008, each of Messrs. Brog and Cole was granted options to purchase 30,000 and 10,000 shares of Common Stock, respectively, with an exercise price of $2.29 per share on July 9, 2007, the date of our 2007 Annual Meeting and the date of Mr. Brog’s initial election to the Board. Mr. Patton was granted options to purchase 30,000 shares of Common Stock with an exercise price of $2.95 per share on April 17, 2008, the date of his initial election to the Board. Mr. Reece was granted options to purchase 30,000 shares of Common Stock with an exercise price of $2.46 per share on August 2, 2007, the date of his initial election to the Board. Mr. Zender was granted options to purchase 30,000 shares of Common Stock with an exercise price of $2.50 per share on August 3, 2007, the date of his initial election to the Board.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     The Compensation Committee currently consists of Messrs. Reece (Chairman), Brog and Patton. No member of the Compensation Committee has served as one of the Company’s officers or employees at any time. None of the executive officers serves as a member of the board of directors or compensation committee of any other company that has one or more executive officers serving as a member of our Board or Compensation Committee.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth certain information regarding the ownership of our Common Stock as of May 22, 2008 by: (i) each director; (ii) each of the Named Executive Officers (as defined in the Summary Compensation Table below); (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of the outstanding Common Stock.

		Right to
		Acquire
		Beneficial
	Shares of	Ownership
	Common	Within 60	Percent of
Name and Address of Beneficial Owner	Stock	Days	Total
Directors and Named Executive Officers
Timothy E. Brog	1,056,760	7,500	5.9%
Steven M. Bathgate(1)	20,000	—	*
Alan D. Curtis		—	*
Edward M. Gaughan	—	98,500	*
William B. Patton, Jr.	—	9,375	*
Steven J. Pully	1,000	—	*
John C. Reece	—	—	*
John V. Rigali	—	21,250	*
Richard L. Roll	200,000 (2)	237,486	2.4%
Robert T. Westervelt	875	95,438	*
Thomas J. Zender	5,000	—	*
All directors and executive officers as a group (11 persons)	1,283,635	469,549	9.4%
5% Beneficial Holders(3)
State of Wisconsin Investment Board(4) PO Box 7842 Madison, WI 53707	1,629,975	—	9.1%
E2 Investment Partners LLC (5) 551 Madison Avenue New York, NY 10022	1,011,460	—	5.6%
Diker Management, LLC(6) 745 Fifth Avenue Suite 1409 New York, NY 10151	1,177,057	—	6.5%
Value Fund Advisors, LLC(7) 415 South Boston, 9th Floor Tulsa, Oklahoma 74103	1,195,982	—	6.6%**
Boston Avenue Capital, LLC(7) 415 South Boston, 9th Floor Tulsa, Oklahoma 74103	1,195,982	—	6.6%**
Yorktown Avenue Capital, LLC(7) 415 South Boston, 9th Floor Tulsa, Oklahoma 74103	1,195,982	—	6.6%**
Charles M. Gillman(7) 415 South Boston, 9th Floor Tulsa, Oklahoma 74103	1,195,982	—	6.6%**

*	Represents beneficial ownership of less than one percent.

**	Represents beneficial ownership of the aggregate number of shares of common stock that are held by the reporting persons collectively as a group, based on a Schedule 13D/A jointly filed by the group on December 17, 2007 with the SEC.

This table is based upon information supplied by officers, directors, principal stockholders and Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws, where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 18,008,031shares of common stock outstanding on May 22, 2008, adjusted as required by rules promulgated by the SEC. Under Rule 13d-3 of the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, a person shares the power to vote or the power to dispose of the shares). In addition, under Rule 13d-3(d)(1) of the Exchange Act, shares which the person (or group) has the right to acquire within 60 days after May 22, 2008, are deemed to be outstanding in calculating the beneficial ownership and the percentage ownership of the person (or group) but are not deemed to be outstanding as to any other person or group. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership of voting power with respect to the number of shares of common stock actually outstanding at May 22, 2008. The address of each of our director and executive officer is 2381 Rosecrans Avenue, El Segundo, CA 90245.

(1)	Mr. Bathgate was appointed as director effective May 22, 2008, to fill the vacancy created by the resignation of our former director Louis C. Cole effective May 22, 2008.

(2)	Consists of 200,000 shares of restricted stock acquired on September 24, 2007. The restricted stock vests upon the earlier of September 24, 2011 or the date the Company undergoes a transaction where there is a sale of the Company’s assets or a merger, business transaction or such other similar transaction, the consummation of which requires the approval of the Company’s stockholders under Delaware law.

(3)	Except as set forth herein, our management knows of no person who is the beneficial owner of more than 5% of our issued and outstanding common stock.

(4)	Based upon a Schedule 13G/A filed February 13, 2007 with the SEC, the State of Wisconsin Investment Board, a Public Pension Fund, reports they have sole voting power and sole dispositive power as to all 1,629,975 shares.

(5)	Based upon a Schedule 13D/A filed November 15, 2007 with the SEC by E2 Investment Partners LLC, an investment company. Timothy E. Brog, as the investment manager of E2 Investment Partners LLC, maintains that he has sole voting and dispositive power as to all 1,011,460 shares.

(6)	Based upon a Schedule 13G filed February 12, 2007 with the SEC. Charles M. Diker and Mark N. Diker are the managing members of each of Diker GP and Diker Management. Diker GP, LLC, Diker Management, LLC, Charles M. Diker and Mark N. Diker maintain that they have shared voting power and dispositive power as to 1,077,596 shares. Diker Management, LLC, Charles M. Diker and Mark N. Diker maintain that they have shared voting power and dispositive power as to 1,177,057shares.

(7)	Based upon a Schedule 13D/A filed December 17, 2007. Boston Avenue Capital, LLC directly owns 625,332 shares and Yorktown Avenue Capital, LLC directly owns 570,650 shares. Value Fund Advisors, LLC, as general manager of Boston Avenue Capital, LLC and Yorktown Avenue Capital, LLC, and Charles M. Gillman, as manager of Value Fund Advisors, LLC, are deemed to beneficially own the 1,195,982 shares held by Boston Avenue Capital, LLC and Yorktown Avenue Capital, LLC. Charles M. Gillman maintains that he has sole voting and dispositive power as to all 1,195,982 shares.
EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth information with respect to shares of Common Stock that may be issued under our equity compensation plans as of January 31, 2008.

	Number of		Number of Securities
	Securities to		Remaining Available for
	be Issued Upon		Future Issuance Under
	Exercise	Weighted-Average	Equity Compensation
	of Outstanding	Exercise Price of	Plans (Excluding
	Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	3,072,401 (1)	2.85	360,752 (2)
Equity Compensation Plans Not Approved by Security Holders	600,000	2.84	—
Total	3,672,401	2.85	360,752

(1)	Shares issuable pursuant to outstanding options under the 2005 Plan as of January 31, 2008.

(2)	Represents 360,752 shares of Common Stock that may be issued pursuant to future awards under the 2005 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The Board has adopted a written policy which requires the Audit Committee to review and approve or ratify any transaction (a “related person transaction”) in which the Company was, or is to be, a participant and in which any director, executive officer, nominee for director or beneficial owner of more than 5% of the outstanding shares of Common Stock of the Company, or any immediate family member of any such person, has a direct or indirect material interest. The policy requires the following:
•	the Audit Committee shall review any proposed agreement or arrangement relating to a related person transaction or series of related person transactions, and any proposed amendment to any such agreement or arrangement;

•	the Audit Committee shall establish standards for determining whether the transactions covered by such proposed agreement or arrangement, are on terms no less favorable to the Company than could be obtained from an unrelated third party (“fair to the Company”);

•	before the Company enters into any such proposed agreement or arrangement, and at least annually thereafter, the Company’s internal audit function shall report to the Audit Committee whether the transactions covered by such agreement or arrangement are fair to the Company under the standards established by the Audit Committee;

•	the Audit Committee shall not pre-approve, and shall make all reasonable efforts (taking into account the cost thereof to the Company) to cancel or cause to be renegotiated, any such agreement or arrangement which is not so determined to be fair to the Company; and

•	the Company shall disclose any related person transactions required to be disclosed by the rules promulgated by the SEC, in the manner so required.
     The Company had no related party transactions in an amount exceeding $120,000 in fiscal 2008. The Audit Committee reviews and approves or ratifies all related person transactions in accordance with the procedures set forth above, as the same may be amended from time to time. The Company believes that all related person transactions currently are on terms no less favorable to the Company than could be obtained from an unaffiliated third party.
DIRECTOR INDEPENDENCE
     The Company’s Bylaws require that a majority of the Company’s directors meet the requirements for independence set forth under applicable securities laws, including the Exchange Act, applicable rules and regulations of the SEC and applicable rules and regulations of Nasdaq, subject to certain hardship exceptions. Our Board has determined that each of Messrs. Bathgate, Patton, Pully, Reece, Zender and Brog is independent as defined under Nasdaq listing standards and applicable SEC laws, rules and regulations. Since the annual meeting held for the Company’s fiscal year 2002, a majority of the Company’s directors has been independent. The Board also determined that each member of the Audit Committee is “independent” as required by the applicable rules and regulations of the SEC, and the applicable Nasdaq listing standards, and that each member of the Compensation and Nominating and Corporate Governance Committees is “independent” as required by the applicable Nasdaq listing standards.
Item 14. Principal Accountant Fees and Services
     The fees billed by Ernst & Young LLP, our independent registered public accounting firm, during or with respect to the fiscal years ended January 31, 2008 and January 31, 2007 were as follows:
     Audit Fees. The aggregate fees billed for professional services rendered totaled approximately $418,000 in 2008 and approximately $747,000 in 2007, including fees associated with the annual audit, including the audit of the effectiveness of internal control over financial reporting in 2007, the reviews of documents filed with the SEC, and the reviews of the Company’s quarterly reports on Form 10-Q.
     Audit-Related Fees. The aggregate fees billed for services rendered for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements totaled approximately $30,000 in 2008 and approximately $65,000 in 2007. Audit-related services principally include accounting consultations and advisory services related to corporate governance and the Sarbanes-Oxley Act.

     Tax Fees. The aggregate fees billed for tax compliance, tax advice and tax planning were approximately $240,000 in 2008 and $79,000 in 2007.
     The Audit Committee has reviewed the non-audit services provided by Ernst & Young LLP and determined that the provisions of these services during fiscal years 2007 and 2008 are compatible with maintaining Ernst & Young LLP’s independence.
     Pre-Approval Policy. The Audit Committee has a pre-approval policy. Pre-approval is generally effective for up to one year, and any pre-approval is detailed as to type of services to be provided by the independent registered public accounting firm and the estimated fees related to these services. During the approval process, the Audit Committee considers the impact of the types of services and the related fees on the independence of the registered public accounting firm.
     Since the May 6, 2003 effective date of the SEC rules stating that a registered public accounting firm is not independent of an audit client if the services it provides to the client are not appropriately approved, each new engagement of Ernst & Young LLP was approved in advance by our Audit Committee, and none of those engagements made use of the de minimus exception to pre-approval contained in the SEC’s rules.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a)
(3)	Exhibits
     The exhibits required by Item 601 of Regulation S-K are set forth below in Item 15(b).
     (b) Exhibits:
     The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K/A:

Exhibit
Number

24.1	Power of Attorney. Previously filed with Registrant’s Annual Report on Form 10-K for the year ended January 31, 2008 filed on May 12, 2008.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of May, 2008.

Peerless Systems Corporation
By:	/s/ JOHN V. RIGALI
John V. Rigali
Vice President of Finance and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature		Title	Date
/s/ RICHARD L. ROLL* Richard L. Roll		Chief Executive Officer & President (Principal Executive Officer)	May 30, 2008
/s/ Timothy E. Brog Timothy E. Brog		Director	May 30, 2008
/s/ Steven M. Bathgate Steven M. Bathgate		Director	May 30, 2008
/s/ William B. Patton, Jr.* William B. Patton, Jr.		Director	May 30, 2008
/s/ Steven J. Pully* Steven J. Pully		Director	May 30, 2008
/s/ John C. Reece* John C. Reece		Director	May 30, 2008
/s/ John Thomas Zender* John Thomas Zender		Director	May 30, 2008
/s/ JOHN V. RIGALI* John V. Rigali		Vice President of Finance & Chief Financial Officer (Principal Financial and Accounting Officer)	May 30, 2008
*By:	/s/ JOHN V. RIGALI John V. Rigali	Attorney-in-fact	May 30, 2008

EXHIBIT INDEX

Exhibit
Number

24.1	Power of Attorney. Previously filed with Registrant’s Annual Report on Form 10-K for the year ended January 31, 2008 filed on May 12, 2008.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.