Form 10-Q
period 2008-04-30
PEERLESS SYSTEMS CORP
filed 2008-06-16
CIK 897893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2008
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
Yes ☐ No ☑
The number of shares of Common Stock outstanding as of June 9, 2008 was 18,008,031.

PEERLESS SYSTEMS CORPORATION
INDEX

FORWARD-LOOKING STATEMENTS
Statements made by us in this report and in other reports and statements released by us that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management based on our current estimates, expectations, forecasts and projections and include comments that express our current opinions about trends and factors that may impact future operating results. Disclosures that use words such as we “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect,” “project” or the negative of these, as well as similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Risk Factors” in Part II, Item 1A. below. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below. Except as required under the federal securities laws and the rules and regulations of the U.S. Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise. The Private Securities Litigation Reform Act of 1995 (the “PSLRA”) provides certain “safe harbor” provisions for forward-looking statements. All forward- looking statements made in this report are made pursuant to the PSLRA.

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements.
PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 30,	January 31,
	2008	2008

ASSETS
Current assets:
Cash and cash equivalents	$55,821	$23,136
Trade accounts receivable, net	1,403	2,784
Unbilled receivables	—	845
Deferred tax asset	—	4,940
Prepaid expenses and other current assets	512	949

Total current assets	57,736	32,654
Property and equipment, net	172	333
Other assets	244	243

Total assets	$58,152	$33,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$815	$289
Accrued wages	906	569
Accrued compensated absences	355	731
Accrued product licensing costs	3,306	1,609
Income Taxes Payable	5,603	4
Other current liabilities	1,262	781
Deferred revenue	693	914

Total current liabilities	12,940	4,897
Other liabilities	1,125	551

Total liabilities	14,065	5,448

Stockholders’ equity:
Common stock	18	18
Additional paid-in capital	54,284	53,340
Accumulated deficit	(10,135)	(25,492)
Accumulated other comprehensive income	33	29
Treasury stock, 150 shares at April 30, 2008 and January 31, 2008	(113)	(113)

Total stockholders’ equity	44,087	27,782

Total liabilities and stockholders’ equity	$58,152	$33,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts )

	Three Months Ended
	April 30,
	2008	2007

Revenues:
Product licensing	$749	$2,093
Engineering services and maintenance	2,485	2,653
Hardware sales	—	1

Total revenues	3,234	4,747

Cost of revenues:
Product licensing	2,696	762
Engineering services and maintenance	1,396	1,781
Hardware sales	—	—

Total cost of revenues	4,092	2,543

Gross margin	(858)	2,204

Research and development	940	1,147
Sales and marketing	672	607
General and administrative	3,626	1,498
(Gain) on sale of operating assets	(32,915)	—
Restructuring charges	1,088	—

	(26,589)	3,252

Income (loss) from operations	25,731	(1,048)
Other income	182	222

Income (loss) before income taxes	25,913	(826)
Provision for income taxes	10,556	3

Net income (loss)	$15,357	$(829)

Basic (loss) earnings per share	$0.87	$(0.05)

Diluted (loss) earnings per share	$0.84	$(0.05)

Weighted average common shares outstanding — basic	17,639	17,189

Weighted average common shares outstanding — diluted	18,249	17,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	April 30,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$15,357	$(829)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	168	206
Share-based compensation	693	265
Deferred income taxes	4,940	—
Gain on sale of operating assets	(32,915)	—
Asset impairment — restructuring	48	—
Other	4	2
Changes in operating assets and liabilities:
Trade accounts receivables	1,381	652
Unbilled receivables	845	1,779
Prepaid expenses and other assets	206	(90)
Accounts payable	526	243
Accrued product licensing costs	1,697	(912)
Deferred revenue	(221)	291
Income Taxes Payable	5,599	—
Other liabilities	1,408	(638)

Net cash provided by (used in) operating activities	(264)	969

Cash flows from investing activities:
Purchases of property and equipment	(7)	(93)
Proceeds from sale of operating assets, net of expenses	32,723	—
Purchases of software licenses	(17)	(180)

Net cash provided by (used in) investing activities	32,699	(273)

Cash flows from financing activities:
Proceeds from exercise of common stock options	250	132

Net cash provided by financing activities	250	132

Net increase in cash and cash equivalents	32,685	828
Cash and cash equivalents, beginning of period	23,136	16,378

Cash and cash equivalents, end of period	$55,821	$17,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation:
The accompanying unaudited condensed consolidated financial statements of Peerless Systems Corporation (the “Company” or “Peerless”) have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008, filed with the SEC on May 12, 2008. The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.
2. Significant Accounting Policies:
Liquidity: As of April 30, 2008, the Company had an accumulated deficit of $10.1 million and cash and cash equivalents of $55.8 million. The Company has no material financial commitments other than those under operating lease agreements. The Company believes the net cash provided by operating activities, and existing cash and cash equivalents, will provide the Company with sufficient resources to meet working capital requirements and other cash needs over at least the next twelve months.
The Company currently does not have a credit facility. In the long term, the Company may face significant risks associated with the successful execution of its business strategy. If the Company is not successful in generating sufficient cash flow from operations, it may need to raise additional capital through public or private financing, strategic relationships, or other arrangements in order to fund more rapid expansion, to expand its marketing activities, to develop new or enhance existing services or products, and to respond to competitive pressures or to acquire complementary services, businesses, or technologies. Under such circumstances, there is doubt as to whether we would be able to obtain additional capital on acceptable terms or at all. The inability to obtain such resources would have a material adverse effect on the Company, its operations, liquidity and financial condition, its prospects and the scope of strategic alternatives and initiatives available to the Company.
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
The Company also enters into engineering services contracts with certain of its original equipment manufacturers (“OEMs”) to adapt the Company’s software and supporting electronics to specific OEM requirements. Revenues on such contracts are generally recognized over the course of the engineering work on a percentage-of-completion basis. Progress-to-completion under percentage-of-completion is generally determined based on direct costs, consisting primarily of labor and materials, expended on the arrangement. The Company provides for any anticipated losses on such contracts in the period in which such losses are first determinable. At April 30, 2008 and 2007 the Company had no significant loss contracts. The Company also provides engineering support based on a time-and-material basis. Revenues from this support are recognized as the services are performed.
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

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The Company provides an accrual for estimated product licensing costs owed to third party vendors whose technology is included in the products sold by the Company. The accrual is impacted by estimates of the mix of products shipped under certain of the Company’s block license agreements. The estimates are based on historical data and available information as provided by the Company’s customers concerning projected shipments. Should actual shipments under these agreements vary from these estimates, adjustments to the estimated accruals for product licensing costs may be required. In the first quarter of fiscal 2009, the Company had a $2.4 million increase of product licensing expense due to the sale of assets to Kyocera-Mita Corporation (“KMC”) and the resultant mix of technologies available to be delivered against existing block licenses with KMC.
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
The recognition of the Company’s recurring product licensing revenues is dependent, in part, on the timing and accuracy of product sales reports received from the Company’s OEM customers. These reports are provided only on a calendar quarter basis and, in any event, are subject to delay and potential revision by the OEM. Therefore, the Company is required to estimate all of the recurring product licensing revenues for the last month of each fiscal quarter and to further estimate all of its quarterly revenues from an OEM when the report from such OEM is not received in a timely manner. In the event the Company is unable to estimate such revenues accurately prior to reporting financial results, the Company may be required to adjust revenues in subsequent periods. Revenues subject to such estimates were minimal for the three month periods ended April 30, 2008 and 2007.
Recent Accounting Pronouncements: In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007) (“SFAS No. 141R”), Business Combinations , which replaces SFAS No. 141 and amends several others. The statement retains the purchase method of accounting for acquisitions but changes the way the Company will recognize assets and liabilities. It also changes the way the Company will recognize assets acquired and liabilities assumed arising from contingencies, requires Peerless to capitalize in-process research and development at fair value, and requires Peerless to expense acquisition-related costs as incurred. SFAS No. 141R is effective for the Company on, but not before, February 1, 2009, the beginning of the Company’s fiscal 2010 reporting periods. SFAS No. 141R will apply prospectively to the Company’s business combinations completed on or after February 1, 2009 and will not require Peerless to adjust or modify how the Company recorded any acquisition prior to that date.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
On February 1, 2007, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are to be recognized — see Note 7.
In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”. Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 was effective for us beginning in the first quarter of fiscal 2008. The adoption of SFAS 159 in the first quarter of fiscal 2009 did not impact our consolidated financial position, results of operations or cash flows.
In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB FSP 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective February 1, 2008, we adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. As of April 30, 2008, the Company has financial assets that consist of cash and cash equivalents, which are measured at fair value using quoted prices for the identical assets in active market (Level 1 fair value hierchy) in accordance with SFAS 157
3. Sale of operating assets to Kyocera-Mita Corporation
On April 30, 2008, the Company consummated the transactions contemplated by that certain Asset Purchase Agreement, dated as of January 9, 2008, between KMC and the Company, pursuant to which the Company sold substantially all of its intellectual property (“IP”) to KMC, transferred to KMC thirty-eight (38) of its employees, licensed the IP back from KMC on a nonexclusive, worldwide, perpetual and royalty free basis subject to certain restrictions, entered into a sublease pursuant to which the Company is subleasing to a subsidiary of KMC 16,409 square feet of office space at the Company’s executive offices for a period of forty (40) months at a monthly rental equal to the allocable portion of the rent and common charges payable by the Company under its lease for the property, and terminated substantially all of the Company’s existing agreements with KMC. As consideration for the sale, KMC assumed approximately $0.4 million of the Company’s liabilities, paid the Company $33.0 million and agreed to escrow an additional $4 million relating to potential indemnification obligations that will be released to the Company in two installments of $2 million less any holdbacks arising from the transaction. The first and second installments from the escrow funds are scheduled to be disbursed fifteen and twenty-four months, respectively, from the close of the transaction. The Company recorded a pre-tax gain on sale of assets of approximately $32.9 million during the three months ended April 30, 2008. The escrow funds, less any holdbacks, will be recorded as a gain in the period that the funds are released and all contingencies for the release of the funds are met.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Earnings Per Share:
Earnings per share for the three months ended April 30 in 2008 and 2007, is calculated as follows (in thousands, except for per share amounts):

	2008			2007
			Per			Per
	Net		Share	Net		Share
	Income	Shares	Amount	Loss	Shares	Amount
Basic EPS
Earnings (loss) available to common stock holders	$15,357	17,639	$0.87	$(829)	17,189	$(0.05)

Effect of Dilutive Securities
Options	—	610		—	—

Diluted EPS

Earnings available to common stockholders with assumed conversions	$15,357	18,249	$0.84	$(829)	17,189	$(0.05)

5. Stock-Based Compensation Plans
The Company has several long-term incentive plans which provide for the grant of incentive stock options to employees and non- statutory stock options, restricted stock purchase awards and stock bonuses to employees, directors and consultants. The terms of stock options granted under these plans generally may not exceed 10 years. Options granted under the incentive plans vest at the rate specified in each optionee’s agreement, generally over three or four years. An aggregate of 6.2 million shares of common stock have been authorized for issuance under the various option plans. The Company also grants options outside of these plans.
On February 1, 2006 the Company adopted the provisions of SFAS No. 123(R) “Share-Based Payments,” using the modified-prospective method. Under this transition method, compensation expense recognized subsequent to adoption includes: 1) compensation cost for all share-based payments granted prior to, but not yet vested as of adoption, based on values estimated in accordance with the original provisions of SFAS No. 123, and 2) compensation cost of all share-based payments granted subsequent to adoption, based on the grant-date fair values estimated in accordance with the provisions of SFAS No. 123(R). Consistent with the modified-prospective method, our results of operations for prior periods have not been restated.
Upon adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation expense from the multiple-option (i.e., accelerated) approach to the single-option (i.e., straight-line) method. Compensation expense for share-based awards granted through January 31, 2006 will continue to be subject to the accelerated or multiple-option method, while compensation expense for share-based awards granted on or after February 1, 2006 will be recognized using a straight-line, or single-option method. The Company recognizes these compensation costs over the service period of the award, which is generally the option vesting term of three or four years. In determining the fair value of options granted during the first quarter of fiscal 2008 the Company primarily used the Black-Scholes model and then used a binomial model for the calculation of stock-based compensation expense associated with the market triggered equity incentive grant made to the incoming CEO in December 2006. For the Black-Scholes and binomial model calculations, the Company assumed no dividends per year, weighted average expected lives of 4.01 years, expected volatility of 71.8%, and weighted average risk free interest rate of 3.88%.
For the quarter ended April 30, 2008, the Company recorded a total of $0.69 million in stock option expense related to stock options and restricted stock awarded after the adoption of SFAS No. 123(R) and for stock options which were not vested by the date of adoption of SFAS No. 123(R). Share-based compensation expense was allocated as follows for the three months ending April 30, 2008: (1) $0.01 million included in research and development expense; (2) $0.01 million included in cost of sales (2) $0.02 million in sales and marketing expense; and (3) $0.65 million in general and administrative expense. The Company granted 0.01 million stock options in the first quarter ended April 30, 2008.
The valuation methodologies and assumptions in estimating the fair value of stock options that were granted in the first quarter of fiscal 2009 were similar to those used in estimating the fair value of stock options granted in fiscal 2008. The Company uses historical volatility of Peerless’ stock price as a basis to determine the expected volatility assumption to value stock options. The Company used its actual stock trading history over a period that approximates the expected term of its options. The expected dividend yield is based on Peerless’ practice of not paying dividends. The risk-free rate of return is based on the yield of a U.S. Treasury instrument with terms approximating or equal to the expected life of the option. The expected life in years is based on historical actual stock option exercise experience.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following represents option activity under the 1992 Stock Option Plan, 1996 Equity Incentive Plan, 2005 Incentive Award Plan, as amended and restated, and certain employee options issued outside these plans for the quarter ended April 30, 2008: (shares and intrinsic value in thousands)

		Weighted	Weighted Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (Years)	Intrinsic Value
Beginning balance	3,673	$2.73
Granted	64	$2.12
Exercised	175	$1.43
Canceled or expired	147	$5.44

Ending Balance	3,415	$2.58	6.24	$1,874

Stock options exercisable at quarter-end	2,217	$2.58	4.68	$1,313

The weighted-average grant date fair value of the options granted during the quarter ended was $2.12 during the three months ended April 30, 2008, the total intrinsic value of stock options exercised was $0.13 million. Cash received from stock option exercises in the three months ended April 30, 2008 was $0.25 million. The excess tax benefit was negligible for the quarter ended April 30, 2008. As of April 30, 2008, there was $2.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1992, 1996, and 2005 plans, and certain employee options issued outside these plans. That cost is expected to be recognized over a weighted-average period of 4.01 years.
CEO Restricted Stock and Incentive Stock Option Grant: On September 24, 2007, the CEO of the Company agreed to cancel an option to purchase 400,000 shares of common stock that was granted to him, which was scheduled to vest under certain market conditions, in exchange for a 200,000 shares of restricted stock. The weighted-average grant date fair value of the restricted stock was $2.16. The shares vested as of April 30, 2008, due to the KMC transaction. The Company recorded approximately $0.5 million of stock compensation expense during the first quarter associated to these restricted shares.
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
6. Concentration of Revenues:
During the first quarter of fiscal year 2009, two customers, KMC and Novell Incorporated, each generated greater than 10% of the revenues of the Company and collectively contributed 88% of such revenues. There were new no block licenses for the first quarter of fiscal year 2009. During the first quarter of fiscal year 2008, four customers, KMC, Novell Incorporated, Seiko Epson Corporation and TallyGenicom LP each generated greater than 10% of the revenues of the Company and collectively contributed 82% of such revenues. Block license revenues for the same time period were 26% of the revenues of the Company.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. Income Taxes:
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
At January 31, 2008, the Company determined that it was more-likely-than not that the approximately $5.0 million of certain deferred tax assets would be realized in connection with the close of the sale of the Company’s IP to KMC. Accordingly, the Company reversed a portion of its valuation allowance during the fourth quarter of fiscal 2008. The Company realized the deferred tax asset during the three months ended April 30, 2008. At April 30, 2008, the Company continues to maintain a valuation allowance for certain of its foreign deferred tax assets as it is more-likely-than-not they will be realized.
At April 30, 2007, the Company had determined it was more-likely-than not its deferred tax assets would be realized and had recorded a full valuation allowance against its net deferred tax assets. For the three months ended April 30, 2007, the Company had minimal provision for income taxes as taxable income was offset by the net operating loss carry forwards.
8. Restructuring
In connection with the sale of the IP to KMC, the Company formalized a plan directed at reducing operating costs. The plan focused primarily on operational and organizational structures, facilities utilization, and certain other matters. As a result of the plan, the Company recorded approximately $1.1 million of restructuring charges during the three months ended April 30, 2008, of which $0.8 million related to exiting facilities, $0.1 million was asset impairments and $0.2 million was employee severance costs.
A summary of the activities related to these restructuring liabilities are as follows:

(In thousands)	Severance	Facilities

Balance at February 1, 2008	$—	$—
Restructuring Charges	193	847
Payments	—	—
Balance at April 30, 2008	$193	$847

The remaining severance and facility payments are expected to be paid out over the next 12 months and 60 months, respectively. At April 30, 2008, $0.5 million is included in other current liabilities and $0.5 million is included in other liabilities.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Subsequent Events
On February 22, 2008, the Company entered into an Asset Purchase Agreement with Prism Software Corporation (“Prism”) to acquire substantially all of the assets of Prism, a provider of print and document-management software products. On May 28, 2008, the agreement was terminated by the Company. The obligation of Peerless to complete the transactions contemplated by the agreement was subject to various closing conditions which were not satisfied. Pursuant to the terms of the agreement, the Company had the right to terminate the agreement. No termination fee is payable by the Company as a result of its termination of the agreement, however, expenses associated with the transaction of approximately $0.3 million were charged to operations in the first quarter of fiscal 2009.
Effective June 12, 2008, William B. Patton, Jr., John C. Reece and John Thomas Zender (each a “Former Director” and collectively, the “Former Directors”) resigned as members of the Company’s Board of Directors and from all committees of the Company. In connection with their resignations, each Former Director agreed to provide consulting services to the Company for a 5 month period in exchange for, among other things, (i) a consulting fee in the amount of $25,000, (ii) a grant of 10,000 fully vested shares of Company common stock issued in accordance with the Company’s 2005 Incentive Award plan and (iii) all of the options held by each Former Director becoming fully vested and exercisable on or before June 12, 2011.
Richard L. Roll, Steven M. Bathgate, Timothy E. Brog and Steven J. Pully will continue as members of the Board of Directors, with Messrs. Bathgate, Brog and Pully comprising the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. The three vacancies on the Board of Directors caused by the resignations of the Former Directors are expected to be filled in the near future.

PEERLESS SYSTEMS CORPORATION
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on current expectations, estimates, forecasts and projections about the industry in which we operate, our beliefs and assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Highlights
We realized a net gain of $32.9 million upon the sale of substantially all of our assets to KMC. We continue to experience a downturn in revenue due to lower demand for our technology offerings from year to year. Consolidated revenues for the first quarter of fiscal year 2009 were $3.2 million, a 31.9% decline from the first quarter of fiscal year 2008 and a 65.3% decline from the fourth quarter of fiscal 2008. Product licensing revenues decreased 64.2% as a result of a decrease in block licensing revenue. Engineering services and maintenance revenues declined 6.3% primarily due to downward price pressure arising from an increasingly competitive global workforce as well as substantial pressure on our OEM customers to consolidate. These overall decreases in revenues were primarily attributable to declines in the demand for our technologies, third party technologies we are licensed to sell and traditional engineering services.
Recently, we have experienced a significant number of changes:
•	In January, 2008, we formed a subsidiary, Cue Imaging Corporation, to investigate and explore potential opportunities in the all-in-one or AiO market with new technologies.

•	On April 30, 2008, we consummated the transactions contemplated by that certain Asset Purchase Agreement, dated as of January 9, 2008, between KMC and Peerless, pursuant to which we sold substantially all of our IP to KMC, transferred to KMC thirty eight (38) of our employees, licensed the IP back from KMC on a nonexclusive, worldwide, perpetual and royalty free basis subject to certain restrictions, entered into a sublease pursuant to which we are subleasing to a subsidiary of KMC 16,409 square feet of office space at our executive offices for a period of forty (40) months at a monthly rent equal to the allocable portion of the rent and common charges payable by us under our lease for the property, and terminated substantially all of our existing agreements with KMC. As consideration for the sale, KMC assumed certain of our liabilities, and paid us approximately $37.0 million, less a holdback amount of $4.0 million relating to potential indemnification obligations. The cash proceeds generated from the KMC transaction will position us to continue executing our strategic plan.

•	At the end of our first quarter we recorded a restructuring charge of approximately $1.1 million for reductions in staffing and excess operating leases.

•	On February 22, 2008, the Company entered into an Asset Purchase Agreement to acquire substantially all of the assets of Prism, a provider of print and document-management software products. On May 28, 2008, we terminated the agreement. Our obligations to complete the transactions contemplated by the agreement were subject to various closing conditions which were not satisfied. Pursuant to the terms of the agreement, we had the right to terminate the agreement. No termination fee is payable by us as a result of the termination of the agreement, however, expenses associated with the transaction of approximately $0.3 million were charged to operations in the first quarter of fiscal 2009.

•	In 1999, we entered into a PostScript Software Development License and Sublicense Agreement, or the Adobe License Agreement, with Adobe Systems Incorporation, or Adobe, that expanded the application and integration of our respective technologies. The Adobe License Agreement is set to expire on June 30, 2008, and we do not expect that this agreement will be renewed. The Adobe License Agreement provides that there is a period of twelve to eighteen months following the expiration of the agreement by which we continue to license and provide services to our existing OEM customers. We are currently negotiating changes to the terms of this contract which govern the obligations and rights of both parties for the operating period subsequent to the expiration date of the agreement.
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

General
We generate revenue from our OEMs through the sale of imaging solutions in either turnkey or software development kit, or SDK, form. Historically, demand by OEMs, for turnkey solutions had exceeded demand for SDK solutions. However, beginning in fiscal year 2000, we experienced a shift in demand away from turnkey solutions towards demand for SDKs, particularly for our mature monochrome solutions.
Our product licensing revenues are comprised of both recurring per unit and block licensing revenues and development licensing fees for source code or SDKs. Licensing revenues are derived from per unit fees paid periodically by our OEM customers upon manufacturing and subsequent commercial shipment of products incorporating our technology. Licensing revenues are also derived from arrangements in which we enable third party technology, such as solutions from Adobe or Novell, Inc., or Novell, to be used with our OEM partners’ products.
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
The document imaging industry is rapidly changing. Historically, most electronic imaging products in the office environment have been stand-alone, monochrome machines, which were dedicated to a single print, copy, fax or scan function. Today’s imaging products combine printer, fax and scan functions in single color MFP or AiO devices. These rapid changes in technology and end-user requirements have created new opportunities and challenges for digital document product manufacturers. These challenges include customer expectations for higher performance products at lower prices as well as the desire and ability of product manufacturers to develop more and more technology in-house. The opportunities include the increasing demand for AiO products, high quality color imaging and document solution software applications. Our strategic initiatives are centered on these opportunities. The strategy calls for aligning our cost structure with our current and projected revenue streams through a business rationalization plan, maximizing the value of our licensed back technologies and expanding our business through mergers and/or acquisitions into high-growth segments of the digital content management industry.
Liquidity and Capital Resources
Compared to January 31, 2008, total assets at April 30, 2008 increased 75% to $58.2 million and stockholders’ equity increased 59% to $44.1 million, primarily the result of the net income generated principally by the sale to KMC. Our cash and investment portfolio at April 30, 2008 was $55.8 million, an increase of 141% from $23.1 million as of January 31, 2008, and the ratio of current assets to current liabilities was 4.5:1, which is a decrease from the 6.7:1 ratio as of January 31, 2008. The decrease was primarily the result of the decrease in the deferred tax asset and the increase in income taxes payable in the first quarter. Our operations used $0.3 million in cash during the three months ended April 30, 2008, compared to $0.7 million in cash provided by operations during the quarter ended April 30, 2007.
During the three months ended April 30, 2008, $32.7 million in cash was generated by our investing activities, mainly due to the KMC transaction. We have not historically purchased, nor does it expect to purchase in the future, derivative instruments or enter into hedging transactions.
At April 30, 2008, our principal source of liquidity, cash and cash equivalents was $55.8 million; an increase of $32.7 million from January 31, 2008. We do not have a credit facility. We may require additional long-term capital to finance working capital requirements.

On April 30, 2008, we consummated the transactions contemplated by that certain Asset Purchase Agreement, dated as of January 9, 2008, between KMC and Peerless, pursuant to which we sold substantially all of our IP to KMC, transferred to KMC thirty eight (38) of our employees, licensed the IP back from KMC on a nonexclusive, worldwide, perpetual and royalty free basis subject to certain restrictions, entered into a sublease pursuant to which we are subleasing to a subsidiary of KMC 16,409 square feet of office space at our executive offices for a period of forty (40) months at a monthly rent equal to the allocable portion of the rent and common charges payable by us under our lease for the property, and terminated substantially all of our existing agreements with KMC. As consideration for the sale, KMC assumed certain of our liabilities, and paid us approximately $37.0 million, less a holdback amount of $4.0 million relating to potential indemnification obligations. The cash proceeds generated from the KMC transaction will position us to continue executing our strategic plan. A certain portion of the net proceeds from the KMC transaction will be used for general corporate purposes, including satisfying our working capital needs and paying our remaining liabilities as they come due, relating to the assets that we retain following the consummation of this transaction, including our rights under our sublicenses with Adobe and Novell and our customized intellectual property.
In addition to the net proceeds that we received from the KMC transaction, as a result of the KMC transaction our operating costs and selling, general and administrative expenses will significantly decrease, freeing up additional capital which will permit us to pursue our long term goal of providing new growth opportunities and a diversified revenue base. We intend to aggressively seek acquisitions and new ventures, leveraged by our current OEM relationships, talent base and the infusion of capital resulting from this transaction. Our long term strategy includes diversifying our business to better ensure growth and profitability and maximizing our strengths in the following traditional core areas: imaging, Adobe PostScript™, networking and hardware intellectual property. Specifically, we plan to focus on the area of solution software applications and the AiO market place. We intend to acquire or invest in existing business enterprises to accomplish this goal. In addition, we have formed a subsidiary to investigate and explore potential opportunities in the AiO market with new technologies. We have authorized a budget of $2.6 million to initiate the subsidiary. Because this subsidiary is in the very early stages of market analysis, it has not yet entered into any agreements in the AiO market and we can provide no assurances that it will do so or will ultimately be successful even if any such agreement is consummated.
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
For fees on multiple element arrangements, values are allocated among the elements based on vendor specific objective evidence of fair value, VSOE. We generally establish VSOE based upon the price charged when the same elements are sold separately. When VSOE exists for all undelivered elements, but not for the delivered elements, revenue is recognized using the “residual method” as prescribed by SOP 98-9. If VSOE does not exist for the undelivered elements, all revenue for the arrangement is deferred until the earlier of the point at which such VSOE does exist for the undelivered elements or all elements of the arrangement have been delivered, unless the only undelivered element is a service in which revenue from the delivered element is recognized over the service period.
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

We provide an accrual for estimated product licensing costs owed to third party vendors whose technology is included in the products sold by us. The accrual is impacted by estimates of the mix of products shipped under certain of our block license agreements. The estimates are based on historical data and available information as provided by our customers concerning projected shipments. Should actual shipments under these agreements vary from these estimates, adjustments to the estimated accruals for product licensing costs may be required. Such adjustments have historically been within management’s expectations. However, product licensing cost increased by $0.4 million during the third quarter of fiscal 2007 as a result of a change in estimate reported by one of our OEM customers, decreased by $0.3 million in the fourth quarter of fiscal 2008 as a result of the settlement of differences arising from a third party licensing agreement review and increased by $2.4 million in the first quarter of fiscal 2009 resulting from the KMC transaction.
As of April 30, 2008, we had tax credit carry-forwards available to reduce future income tax liabilities of approximately $6.8 million which begin to expire in fiscal year 2011. The realization of these assets is based upon management’s estimates of future taxable income. We have provided a valuation allowance for the remaining of our net deferred tax assets, primarily foreign tax credits, because of the uncertainty with respect to our ability to generate future taxable income to realize the deferred tax assets. With a change in management’s assessment of the uncertainty, the valuation allowance will be adjusted accordingly.
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
On February 1, 2007, we adopted FIN 48. See “Item 1. Financial Statements — Note 7. Income Taxes” for further information.

Results of Operations
Comparison of Quarters Ended April 30, 2008 and 2007

	Percentage of		Percentage
	Total Revenues		Change
	Three Months		Three Months
	Ended		Ended
	April 30,		April 30,
	2008	2007	2008 vs. 2007
Statements of Operations Data:
Revenues:
Product licensing	23%	44%	(64)%
Engineering services and maintenance	77	56	(6)
Hardware sales	—	—	—

Total revenues	100	100	(32)

Cost of revenues:
Product licensing	83	16	254
Engineering services and maintenance	43	38	(22)
Hardware sales	—	—	—

Total cost of revenues	126	54	61

Gross margin	(26)	46	(139)

Operating expenses:
Research and development	29	24	(18)
Sales and marketing	21	13	11
General and administrative	112	32	142
Gain on sale	(1,018)	—	100
Restructuring expense	34	—	100

Total operating expenses	(822)	69	(918)

Income (loss) from operations	796	(22)	2,555
Other income (expense), net	5	5	(18)

Income (loss) before income taxes	801	(17)	3,237
Provision for income taxes	326	—	*

Net income (loss)	475%	(17)%	1,952%

*	Percentage not meaningful
Net Income
Our net income in the first quarter of fiscal year 2009 was $15.4 million, or $0.87 per basic share and $0.84 per diluted share, compared to a net loss of $0.8 million, or $0.05 per basis share and $0.05 per diluted share, in the first quarter of fiscal year 2008.
Revenues
Consolidated revenues were $3.2 million for the first quarter of fiscal year 2009, compared to $4.7 million for the first quarter of fiscal year 2008. Licensing revenues decreased $1.3 million in the first quarter of fiscal year 2009 due primarily to a decrease in block licensing revenue resulting from a decline in the demand for our technologies and services. Engineering services and maintenance revenues decreased $0.2 million, primarily as a result of increased competition for business on a global basis.
Cost of Revenues
Total cost of revenues were $4.1 million in the first quarter of fiscal year 2009, compared to $2.5 million in the first quarter of fiscal year 2008. Product licensing costs increased $1.9 million in the period primarily due to the KMC transaction and the resulting mix of technologies available to be delivered against existing block licenses with KMC. Engineering services and maintenance costs in the first quarter of fiscal year 2009 decreased $0.4 million compared to the first quarter of fiscal 2008 mainly due to fewer employees.

Gross Margin
Our gross margin decreased to (26)% in the first quarter of fiscal year 2009 compared with 46% in the first quarter of fiscal year 2008. The decrease in fiscal year 2009 was due primarily to less product licensing revenue and the additional product licensing cost incurred in connection with the KMC transaction.
Operating Expenses
Total operating expenses for the first quarter of fiscal year 2009 decreased 918% to $(26.6) million, compared with $3.3 million for the same period one year ago due mainly to the KMC transaction.
•	Research and development expenses decreased 18% to $0.9 million in the first quarter of fiscal year 2009 from $1.1 million in the comparable quarter of fiscal year 2008. The decrease in staffing that has occurred over the last fiscal year is the primary reason for decline in research and development expense.
•	Sales and marketing expenses increased 11% to $0.7 million in the first quarter of fiscal year 2009 from $0.6 million in the comparable quarter of fiscal year 2008.
•	General and administrative expenses increased 142% to $3.6 million in the first quarter of fiscal year 2009 from $1.5 million in the comparable quarter of fiscal year 2008. Costs in the first quarter of fiscal year 2009 were higher as a result of professional services associated with our due diligence efforts in the Prism acquisition and the success fees related to the KMC transaction.
•	Gain on sale of operating assets was $32.9 million in the first quarter of fiscal year 2009 as a result of the KMC transaction.
•	Restructuring charges were $1.1 million in the first quarter of fiscal year 2009 as a result of the rationalizing of costs.
Income Taxes
Our $10.6 million tax provision for the first quarter of fiscal 2009 was primarily due to the KMC transaction. Our tax provision for the first quarter of fiscal year 2008 is based primarily on the alternative minimum tax as we have net operating loss carry-forwards and tax credits sufficient to offset profits. We have provided a valuation allowance on our remaining net deferred tax assets because of the uncertainty with respect to our ability to generate future taxable income to realize our deferred tax assets. See “Item 1. Financial Statements — Note 7. Income Taxes”.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to a variety of risks in investments, mainly a lowering of interest rates. The primary objective of our investment activities is to preserve the principal of our investments, while at the same time maximizing yields without significantly increasing risk. To achieve this objective, from time to time, we maintain our portfolio of cash equivalents, fixed rate debt instruments of the U.S. Government and high-quality corporate issuers and short-term investments in money market funds. Although we are subject to interest rate risks, we believe an effective increase or decrease of 10% in interest rate percentages would not have a material adverse effect on our results from operations.
We have not entered into any derivative financial instruments. Currently all of our contracts, including those involving foreign entities, are denominated in U.S. dollars. We have experienced no significant foreign exchange gains or losses to date. We have not engaged in foreign currency hedging activities to date and have no intention of doing so. Our international business is subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and to a lesser extent foreign exchange rate volatility. Accordingly, our future results could be materially and adversely affected by changes in these or other factors.

Item 4 — Controls and Procedures.
(a) Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by Rule 13(a)-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective, at a reasonable assurance level, at ensuring that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported as required in applicable SEC rules and forms.
(b) Changes in internal control over financial reporting
In the three months ended April 30, 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1 — Legal Proceedings.
We are involved in various legal proceedings incidental to the conduct of our business. In accordance with SFAS No. 5, “Accounting for Contingencies,” we record a provision for liability when management believes that it is probable that a liability has been incurred and we can reasonably estimate the amount of loss. We do not believe there is a need for such a provision at this time. We review these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular proceeding.
Item 1A — Risk Factors.
Our short and long-term success is subject to many factors that are beyond our control. Stockholders and prospective stockholders should consider carefully the following risk factors, in addition to the information contained elsewhere in this Report. This Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors below.
As a result of completing the asset sale with KMC, we may encounter difficulties in leveraging our remaining assets and continuing operations at a profitable level.
Although we intend to continue operations as a provider of advanced imaging and networking technologies and components to the digital document market, our primary assets after consummating the transaction with KMC consist of cash and cash equivalents and licenses to use intellectual property owned by others. As a result, we may encounter unanticipated difficulties or challenges in continuing operations and our cash flows and revenues may be materially adversely impacted. If we are unable to address and overcome such difficulties or challenges, we may not be successful with our new business structure.
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
We have a licensing agreement with Adobe to bundle and sublicense its licensed products with our licensed software. The term of the Adobe License Agreement is set to expire on June 30, 2008, and we do not expect that this agreement will be renewed. There is no assurance that we will be successful in replacing the revenue derived from the Adobe License Agreement within a short period of time, if at all. If we fail to replace the revenue derived from the Adobe License Agreement our operating results will be materially adversely impacted. See “Item 1. Financial Statements — Note 6 Concentration of Revenues.”
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

During the first quarter of fiscal year 2009, two customers, Novell and KMC each generated greater than 10% of our revenues, and collectively contributed 88% of revenues for the quarter. There were no block licenses in the first quarter of fiscal year 2009. During the first quarter of fiscal year 2008, four customers, KMC, Novell, Seiko Epson Corporation and TallyGenicom LP each generated greater than 10% of the revenues of the Company and collectively contributed 82% of such revenues. Block license revenues for the same time period were 26% of the revenues of the Company.
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
We are involved in a contract dispute, which, if not remedied, could have a material adverse affect on our operating results.
Effective as of April 1, 2001, we entered into a PostScript sublicense with Canon Inc. The sublicense did not include several terms required to be included in all OEM sublicenses by our license with Adobe. Although Adobe has indicated to us that it has no current intention to pursue claims for alleged breach of the Adobe Peerless PostScript Sublicensing Agreement, Adobe has not agreed to waive the requirement that the missing terms be included in the Canon sublicense. To date, we have been unable to amend the Canon sublicense in a manner acceptable to both Canon and Adobe. Furthermore, there is no assurance that we will be able to resolve the issues in a manner acceptable to both Adobe and Canon. Thus, Adobe may take legal action against us, if it so chooses.
If we are not in compliance with our license agreements, we may lose our rights to sublicense technology; our competitors are aggressively pursuing the sale of licensed third party technology.
We currently sublicense third party technologies to our OEM customers, which sublicenses accounted for $12.2 million and $15.2 million in licensing revenue in fiscal 2008 and 2007, respectively. Such sublicense agreements are non-exclusive. If we are determined not to be in compliance with the agreements between us and our licensors, we may forfeit our right to sublicense these technologies. Likewise, if such sublicense agreements expired, we would lose our right to sublicense the affected technologies. Additionally, the licensing of these technologies has become very competitive, with competitors possessing substantially greater financial and technical resources and market penetration than us. As competitors are pursuing aggressive strategies to obtain similar rights as held by us to sublicense these third party technologies, there is no assurance that we can remain competitive in the marketplace if one or more competitors are successful.
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
Our common stock has experienced price volatility. In the 60-day period ending April 30, 2008, the closing price of our stock ranged from $1.72 per share to $2.18 per share. Such price volatility may occur in the future. Factors that could affect the trading price of our common stock include:
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
Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee retention packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with us. FASB has announced changes that we have implemented in the quarter ending April 30, 2006, requiring us to record a charge to earnings for employee stock option grants and issuances of stock under employee stock purchase plans. This regulation negatively impacts our results of operations. In addition, new regulations implemented by Nasdaq requiring stockholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, to change our equity incentive strategy, or to attract, retain and motivate employees, they could materially and adversely affect our business.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3 — Defaults Upon Senior Securities.
None.
Item 4 — Submission of Matters to a Vote of Security Holders.
On April 28, 2008, we held a special meeting of stockholders. The following matters were voted upon at the meeting:
1.	To consider and vote on a proposal to approve a transaction involving the sale by us of substantially all of our IP to KMC, the transfer of certain of our employees and other assets to KMC in connection with the IP sale, the execution of a license agreement pursuant to which KMC will license the IP back to us on a nonexclusive, worldwide, perpetual and royalty free basis subject to certain restrictions, the execution of a sublease pursuant to which we will sublease to a KMC subsidiary 15,000 to 20,000 square feet of office space at our executive offices for a period of forty (40) months, at a monthly rent equal to the allocable portion of the rent and common charges payable by us under our lease for the property, and the termination of substantially all of our existing agreements with KMC, pursuant to the terms of the Asset Purchase Agreement.

Votes Cast
For	Against or Withheld
9,866,908	393,952
Item 5 — Other Information.
None.
Item 6 — Exhibits.
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

Date: June 16, 2008

By:	/s/ John V. Rigali
John V. Rigali
Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: June 16, 2008

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

EXHIBIT 31.1	Certification of Chief Executive Officer

EXHIBIT 31.2	Certification of Principal Financial Officer

EXHIBIT 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002