Form 10-Q
period 2008-07-31
PEERLESS SYSTEMS CORP
filed 2008-09-18
CIK 897893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

or

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

The number of shares of Common Stock outstanding as of September 11, 2008 was 18,419,461.

PEERLESS SYSTEMS CORPORATION

EXHIBIT 10.1
EXHIBIT 31
EXHIBIT 32

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

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 31,	January 31,
	2008	2008

ASSETS
Current assets:
Cash and cash equivalents	$55,139	$23,136
Trade accounts receivable, net	882	2,784
Unbilled receivables	165	845
Deferred tax asset		4,940
Prepaid expenses and other current assets	714	949
Total current assets	56,900	32,654
Property and equipment, net	71	333
Other assets	202	243
Total assets	$57,173	$33,230

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$106	$289
Accrued wages	277	569
Accrued compensated absences	226	731
Accrued product licensing costs	2,135	1,609
Income taxes payable	5,083	4
Other current liabilities	759	781
Deferred revenue	682	914
Total current liabilities	9,268	4,897
Accrued product licensing costs	2,522	—
Other liabilities	1,141	551
Total liabilities	12,931	5,448
Stockholders’ equity:
Common stock	18	18
Additional paid-in capital	55,122	53,340
Accumulated deficit	(10,653)	(25,492)
Accumulated other comprehensive income	(7)	29
Treasury stock, 216 shares at July 31, 2008 and 150 shares at January 31, 2008	(238)	(113)
Total stockholders’ equity	44,242	27,782
Total liabilities and stockholders’ equity	$57,173	$33,230

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts )

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
Revenues:
Product licensing	$3,100	$4,415	$3,849	$6,508
Engineering services and maintenance	241	2,526	2,726	5,179
Hardware sales	—	1	—	2
Total revenues	3,341	6,942	6,575	11,689
Cost of revenues:
Product licensing	1,548	319	4,244	1,081
Engineering services and maintenance	109	1,838	1,505	3,618
Hardware sales	—	—	—	—
Total cost of revenues	1,657	2,157	5,749	4,699
Gross margin	1,684	4,785	826	6,990
Research and development	366	1,219	1,305	2,368
Sales and marketing	411	679	1,083	1,286
General and administrative	1,987	1,838	5,614	3,336
(Gain) Loss on sale of operating assets	3	—	(32,912)	—
Restructuring	109	—	1,197	—
	2,876	3,736	(23,713)	6,990
Income (loss) from operations	(1,192)	1,049	24,539	—
Other income, net	314	169	496	392
Income (loss) before income taxes	(878)	1,218	25,035	392
Provision (benefit) for income taxes	(361)	5	10,196	8
Net income (loss)	$(517)	$1,213	$14,839	$384
Basic earnings (loss) per share	$(0.03)	$0.07	$0.84	$0.02
Diluted earnings (loss) per share	$(0.03)	$0.07	$0.81	$0.02
Weighted average common shares - outstanding — basic	18,058	17,260	17,750	17,225
Weighted average common shares - outstanding — diluted	18,058	18,259	18,293	18,198

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	July 31,
	2008	2007

Cash flows from operating activities:
Net income	$14,839	$384
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	212	414
Share-based compensation	982	506
Deferred income taxes	4,940	—
Gain on sale of operating assets	(32,912)	—
Asset impairment – restructuring	112	—
Other	(37)	1
Changes in operating assets and liabilities:
Trade accounts receivables	1,902	(2,204)
Unbilled receivables	680	2,347
Prepaid expenses and other assets	96	7
Accounts payable	(183)	229
Accrued product licensing costs	3,048	(1,441)
Deferred revenue	(232)	156
Income taxes payable	5,079	—
Other liabilities	158	(616)
Net cash used by operating activities	(1,316)	(217)
Cash flows from investing activities:
Purchases of property and equipment	(16)	(129)
Proceeds from sale of operating assets, net of expenses	32,723	—
Purchases of software licenses	(63)	(364)
Net cash provided (used) by investing activities	32,644	(493)
Cash flows from financing activities:
Proceeds from exercise of common stock options	800	154
Purchase of treasury stock	(125)	—
Net cash provided by financing activities	675	154
Net increase (decrease) in cash and cash equivalents	32,003	(556)
Cash and cash equivalents, beginning of period	23,136	16,378
Cash and cash equivalents, end of period	$55,139	$15,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Peerless Systems Corporation (the “Company” or “Peerless”) have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, for the fiscal year ended January 31, 2008, filed with the SEC on May 12, 2008. The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.

2.	Significant Accounting Policies:

Liquidity: As of July 31, 2008, the Company had an accumulated deficit of $10.7 million and cash and cash equivalents of $55.1 million. The Company has no material financial commitments other than those under operating lease agreements. The Company believes the net cash provided by operating activities, and existing cash and cash equivalents, will provide the Company with sufficient resources to meet working capital requirements and other cash needs over at least the next twelve months.

The Company is currently reducing costs and exploring other options to conserve financial resources in order to pursue a strategy of acquisitions and possible merger opportunities. In order to pursue the strategy of acquisitions and mergers it may need to raise additional capital through public or private financing or other arrangements.

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

The Company also enters into engineering services contracts with certain of its OEMs adapting software and supporting electronics to specific OEM requirements. The Company provides engineering support based on a time-and-material basis. Revenues from this support are recognized as the services are performed. The Company has no engineering services contracts that are recognized on a percentage-of completion basis.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recurring licensing revenues are derived from per unit fees paid by the Company’s customers upon manufacturing and subsequent commercial shipment of products incorporating the intellectual property licensed back from Kyocera Mita Corporation (“KMC”) on a royalty free basis subject to certain restrictions and certain other third party technology, of which the Company is a sub-licensor. These recurring licensing revenues are recognized on a per unit basis as products are shipped commercially. The Company sells block licenses, that is, specific quantities of licensed units that may be shipped in the future, or the Company may require the customer to pay minimum royalty commitments. Associated payments are typically made in one lump sum or extend over a period of four or more quarters. The Company generally recognizes revenues associated with block licenses and minimum royalty commitments on delivery and acceptance of software, when collection of the resulting receivable is probable, when the fee is fixed and determinable, and when the Company has no significant future obligations. In cases where block licenses or minimum royalty commitments have extended payment terms and the fees are not fixed and determinable, revenue is recognized as payments become due. Further, when earned royalties exceed minimum royalty commitments, revenues are recognized on a per unit basis as products are shipped commercially.

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

The Company provides an accrual for estimated product licensing costs owed to third party vendors whose technology is included in the products sold by the Company. The accrual is impacted by estimates of the mix of products shipped under certain of the Company’s block license agreements. The estimates are based on historical data and available information as provided by the Company’s customers concerning projected shipments. Should actual shipments under these agreements vary from these estimates, adjustments to the estimated accruals for product licensing costs may be required. In the first quarter of fiscal 2009, the Company had a $2.4 million increase of product licensing expense due to the sale of assets to KMC and the resultant change in mix of technologies available to be delivered against existing block licenses with KMC. The remaining value of the block licenses at the close of the KMC sale was $6.4 million of which $1.4 million was recognized as revenues as part of a $3.0 million block license in the quarter ended October 31, 2006 and $5.0 million recognized in the quarter ending January 31, 2008. Upon the sale of the assets to KMC, the block licenses were modified and KMC will apply only third party vendor technology against the remaining value of the block licenses.

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

The recognition of the Company’s recurring product licensing revenues is dependent, in part, on the timing and accuracy of product sales reports received from the Company’s OEM customers. These reports are provided only on a calendar quarter basis and, in any event, are subject to delay and potential revision by the OEM. Therefore, the Company is required to estimate all of the recurring product licensing revenues for the last month of each fiscal quarter and to further estimate all of its quarterly revenues from an OEM when the report from such OEM is not received in a timely manner. In the event the Company is unable to estimate such revenues accurately prior to reporting financial results, the Company may be required to adjust revenues in subsequent periods. Revenues subject to such estimates were minimal for the six month periods ended July 31, 2008 and 2007.

Recent Accounting Pronouncements: In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007) (“SFAS No. 141R”), “Business Combinations” , which replaces SFAS No. 141 and amends several others. The statement retains the purchase method of accounting for acquisitions but changes the way the Company will recognize assets and liabilities. It also changes the way the Company will recognize assets acquired and liabilities assumed arising from contingencies, requires Peerless to capitalize in-process research and development at fair value, and requires Peerless to expense acquisition-related costs as incurred. SFAS No. 141R is effective for the Company on, but not before, February 1, 2009, the beginning of the Company’s fiscal 2010 reporting periods. SFAS No. 141R will apply prospectively to the Company’s business combinations completed on or after February 1, 2009 and will not require Peerless to adjust or modify how the Company recorded any acquisition prior to that date.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”. Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 was effective for us beginning in the first quarter of fiscal 2008 and the Company did not elect the fair value measurement option for any of its financial assets or liabilities. The adoption of SFAS 159 in the first quarter of fiscal 2009 did not impact our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB FSP 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective February 1, 2008, we adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. As of July 31, 2008, the Company has financial assets that consist of cash and cash equivalents, which are measured at fair value using quoted prices for the identical assets in active market (Level 1 fair value hierchy) in accordance with SFAS 157.

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

3. Sale of operating assets to KMC:

On April 30, 2008, the Company consummated the transactions contemplated by that certain Asset Purchase Agreement, dated as of January 9, 2008, between KMC and the Company, pursuant to which the Company sold substantially all of its intellectual property (“IP”) to KMC, transferred to KMC thirty-eight (38) of its employees, licensed the IP back from KMC on a nonexclusive, worldwide, perpetual and royalty free basis subject to certain restrictions, entered into a sublease pursuant to which the Company is subleasing to a subsidiary of KMC 16,409 square feet of office space at the Company’s executive offices for a period of forty (40) months at a monthly rental equal to the allocable portion of the rent and common charges payable by the Company under its lease for the property, and terminated substantially all of the Company’s existing agreements with KMC. As consideration for the sale, KMC assumed approximately $0.4 million of the Company’s liabilities, paid the Company $33.0 million and agreed to escrow an additional $4.0 million relating to potential indemnification obligations that will be released to the Company in two installments of $2.0 million less any holdbacks arising from the transaction. The first and second installments from the escrow funds are scheduled to be disbursed fifteen and twenty-four months, respectively, from the close of the transaction. The Company recorded a pre-tax gain on sale of assets of approximately $32.9 million during the three months ended April 30, 2008 which does not include the $2.4 million of additional licensing costs associated with the restructured license agreements with KMC. The escrow funds, less any holdbacks, will be recorded as a gain in the period that the funds are released and all contingencies for the release of the funds are met.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Earnings Per Share:

Earnings per share for the three and six months ended July 31, is calculated as follows (in thousands, except for per share amounts):

	2008			2007
			Per			Per
	Net		Share	Net		Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS for three months ended July 31,
Earnings (loss) available to common stockholders	$(517)	18,058	$(0.03)	$1,213	17,260	$0.07
Effect of Dilutive Securities
Options	—	—	—	—	999	—
Diluted EPS
Earnings available to common stockholders with assumed conversions	$(517)	18,058	$(0.03)	$1,213	18,259	$0.07

	2008			2007
			Per			Per
	Net		Share	Net		Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS for six months ended July 31,
Earnings (loss) available to common stockholders	$14,839	17,750	$0.84	$384	17,225	$0.02
Effect of Dilutive Securities
Options	—	543	—	—	973	—
Diluted EPS
Earnings available to common stockholders with assumed conversions	$14,839	18,293	$0.81	$384	18,198	$0.02

5.  Stock-Based Compensation Plans:

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

Upon adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation expense from the multiple-option (i.e., accelerated) approach to the single-option (i.e., straight-line) method. Compensation expense for share-based awards granted through January 31, 2006 will continue to be subject to the accelerated or multiple-option method, while compensation expense for share-based awards granted on or after February 1, 2006 will be recognized using a straight-line, or single-option method. The Company recognizes these compensation costs over the service period of the award, which is generally the option vesting term of three or four years. In determining the fair value of options granted the Company primarily used the Black-Scholes model and then used a binomial model for the calculation of stock-based compensation expense associated with the market triggered equity incentive grant made to the incoming CEO in December 2006. For the Black-Scholes and binomial model calculations, the Company assumed no dividends per year, weighted average expected lives of 3.42 years, expected volatility of 69.7%, and weighted average risk free interest rate of 4.00% for the six months ended July 31, 2008.

For the six months ended July 31, 2008, the Company recorded a total of $1.0 million in stock option expense related to stock options and restricted stock awarded after the adoption of SFAS No. 123(R) and for stock options which were not vested by the date of adoption of SFAS No. 123(R). Share-based compensation expense was allocated as follows for the six months ending July 31, 2008: (1) $0.01 million included in research and development expense; (2) $0.01 million included in cost of sales expense; (3) $0.02 million in sales and marketing; and (4) $0.94 million in general and administrative expense. The Company granted approximately 94,000 stock options in the six months ended July 31, 2008.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The valuation methodologies and assumptions in estimating the fair value of stock options that were granted in the first two quarters of fiscal 2009 were similar to those used in estimating the fair value of stock options granted in fiscal 2008. The Company uses historical volatility of Peerless' stock price as a basis to determine the expected volatility assumption to value stock options. The Company used its actual stock trading history over a period that approximates the expected term of its options. The expected dividend yield is based on Peerless' practice of not paying dividends. The risk-free rate of return is based on the yield of a U.S. Treasury instrument with terms approximating or equal to the expected life of the option. The expected life in years is based on historical actual stock option exercise experience.

The following represents option activity under the 1992 Stock Option Plan, 1996 Equity  Incentive Plan, 2005 Incentive Award Plan, as amended and restated, and certain employee options issued outside these plans for the six months ended July 31, 2008 (shares and intrinsic value in thousands):

		Weighted	Weighted Average
		Average Exercise	Remaining Contractual	Aggregate
	Shares	Price	Term (Years)	Intrinsic Value
Beginning balance	3,673	$2.73
Granted	94	$2.01
Exercised	(649)	$1.24
Canceled or expired	(388)	$4.89
Ending Balance	2,730	$2.86	5.95	$982
Stock options exercisable at quarter-end	1,838	$2.86	4.33	$579

The weighted-average grant date fair value of the options granted during the six months ended July 31, 2008 was $2.01. During the six months ended July 31, 2008, the total intrinsic value of stock options exercised was $0.49 million. Cash received from stock option exercises in the six months ended July 31, 2008 was $0.80 million. The excess tax benefit was negligible for six months ended July 31, 2008. As of July 31, 2008, there was $1.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1992, 1996, and 2005 plans, and certain employee options issued outside these plans. That cost is expected to be recognized over a weighted-average period of 4.01 years.

CEO Restricted Stock and Incentive Stock Option Grant: On September 24, 2007, the CEO of the Company agreed to cancel an option to purchase 400,000 shares of common stock that was granted to him, which was scheduled to vest under certain market conditions, in exchange for 200,000 shares of restricted stock. The weighted-average grant date fair value of the restricted stock was $2.16. As of April 30, 2008 the shares became fully vested due to the KMC transaction.

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

6. Concentration of Revenues:

During the second quarter of fiscal year 2009, four customers, Novell Incorporated, Konica Minolta, Seiko Epson, and Okidata, each generated greater than 10% of the revenues of the Company and collectively contributed 96% of such revenues. Perpetual and block licenses for the same time period were 77% of the revenues of the Company. During the second quarter of fiscal year 2008, two customers, Konica Minolta and KMC, each generated greater than 10% of the revenues of the Company and collectively contributed 79% of such revenues. Perpetual and block licenses for the same time period were 52% of the revenues of the Company.

7.  Income Taxes:

On February 1, 2007, the Company adopted FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109" (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are to be recognized. There was no cumulative effect of adopting FIN 48 to the February 1, 2007 retained earnings balance.

At January 31, 2008, the Company determined that it was more-likely-than-not that the approximately $5.0 million of certain deferred tax assets would be realized in connection with the close of the sale of the Company’s IP to KMC. Accordingly, the Company reversed a portion of its valuation allowance during the fourth quarter of fiscal 2008. The Company realized the deferred tax asset during the six months ended July 31, 2008. At July 31, 2008 the Company continues to maintain a valuation allowance for certain of its foreign deferred taxes assets as the Company is not able to establish that it is more-likely-than-not they will be realized

At July 31, 2007, the Company was not able to establish that it was more-likely-than not its deferred tax assets would be realized and had recorded a full valuation allowance against its net deferred tax assets. For the six months ended July 31, 2007 the Company had minimal provision for income taxes as taxable income was offset by net operating loss carry forwards.

8. Restructuring:

In connection with the sale of the IP to KMC, the Company formalized a plan directed at reducing operating costs. The plan focused primarily on operational and organizational structures, facilities utilization, and certain other matters. As a result of the plan, the Company recorded approximately $1.2 million of restructuring charges during the six months ended July 31, 2008, of which $0.8 million related to exiting facilities, and $0.2 million was employee severance costs. During the quarter ended July 31, 2008, the Company recorded an additional $0.1 million of asset impairments, $37,000 associated with employee severance and $0.1 million was asset impairments.

A summary of the activities related to these restructuring liabilities are as follows:

(In thousands)	Severance	Facilities

Balance at February 1, 2008	$—	$—
Restructuring Charges	238	847
Payments	(119)	(66)
Balance at July 31, 2008	$119	$781

The remaining severance and facility payments are expected to be paid out over the next 9 months and 57 months, respectively. At July 31, 2008, $0.3 million is included in other current liabilities and $0.6 million is in long-term liabilities.

PEERLESS SYSTEMS CORPORATION

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on current expectations, estimates, forecasts and projections about the industry in which Peerless operates, our beliefs and assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Highlights

During the first quarter ended April 30, 2008, we realized a net gain of $32.9 million upon the sale of substantially all of our assets to KMC. We continue to experience a downturn in revenue due to lower demand for the technology we offer from year to year. Consolidated revenues for the second quarter of fiscal year 2009 declined 51.9% from the second quarter of fiscal year 2008 and increased 3.3% from the first quarter of fiscal 2009. Product licensing revenues decreased 29.8% compared to the second quarter of the previous fiscal year as a result of a decrease in block licensing revenue. Engineering services and maintenance revenues declined 90.5%, as 81% of our engineering work force was transferred to KMC as a part of the sale to KMC. The transaction was primarily due to downward pricing pressures arising from an increasingly competitive global market, as well as substantial pressure on our OEM customers to consolidate. The sale to KMC and the financial resources that it has provided is allowing us to pursue opportunities outside the imaging marketplace. These overall decreases in revenues were primarily attributable to declines in the demand for our technologies, third party technologies that we license to sell and the requirement for traditional engineering services.

During the first six months of fiscal year 2009, we have experienced a significant number of changes:

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

•
As a result of the Asset Purchase Agreement and the proceeds associated with the sale we have announced that we have expanded the parameters of our acquisition strategy to include companies outside the digital content management sector. We are working with our investment bankers to identify enterprises that offer compelling opportunities for growth and profitability and that are annualizing revenue of between $50 million and $150 million.

•
We are reviewing our staffing requirements to achieve the goals of properly supporting our existing customer base and meeting the requirements of a publicly traded company and have reduced our staffing levels to a total of 16 as of August 31, 2008. This represents a 53% staff reduction from the levels that existed subsequent to the KMC sale.

•
As result of the review of costs and risks associated with the all-in-one, or AiO, market we have decided to suspend the activities of Cue Imaging Corporation, the subsidiary that was formed in January, 2008. In connection with the suspension of Cue Imaging Corporation, on August 29, 2008 Andrew Lombard, Vice President, Corporate Development and President of Cue Imaging Corporation has been given notice of termination and will be paid severance in accordance with the terms of his employment agreement.

•
In 1999, we entered into a PostScript Software Development License and Sublicense Agreement, or the Adobe License Agreement, with Adobe Systems Incorporation, or Adobe, that expanded the application and integration of our respective technologies. The Adobe License Agreement expired on June 30, 2008. The Adobe License Agreement was amended to provide a period of twenty-one months following the expiration of the agreement in which we continue to license and provide services to our existing OEM customers.

Our inability to implement our acquisition plan as well as the declining sales trend of our existing licenses, downward price pressure on the technologies we license, uncertainty surrounding third party license revenue sharing agreements, downward price pressure on OEM products and the anticipated consolidation of the number of OEMs in the marketplace, may have a material adverse effect on our business and financial results. See “Item 1A. Risk Factors.”

General

We continue to generate revenue from our OEMs through the licensing of imaging solutions Our product licensing revenues are comprised of both recurring per unit and block licensing revenues and development licensing fees for source code or SDKs. Licensing revenues are derived from per unit fees paid periodically by our OEM customers upon manufacturing and subsequent commercial shipment of products incorporating our technology. Licensing revenues are also derived from arrangements in which we enable third party technology, such as solutions from Adobe or Novell, to be used with our OEM partners’ products.

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

We also have engineering services revenues that are derived primarily from adapting the imaging software and supporting electronics to specific OEM requirements. Our maintenance revenues are derived from software maintenance agreements. Services and maintenance revenues currently constitute a small portion of total revenue.

Historically, a limited number of customers have provided a substantial portion of our revenues. Therefore, the availability and successful closing of new contracts, or modifications and additions to existing contracts with these customers may materially impact our financial position and results of operations from quarter to quarter.

Our technology has addressed the worldwide market for monochrome printers (21-69 pages per minute) and multifunction printers (“MFP”) (21-110 pages per minute). This market has been consolidating, and the demand for the monochrome technology and products offered by us declined throughout fiscal year 2008 and the first two quarters of fiscal year 2009.

The document imaging industry has changed. Lower cost of development and production overseas increasing complexity of imaging requirements has resulted in us not being able to effectively compete in this environment. As a result, we sold our intellectual property and transferred 38 of our engineers and support personnel to KMC. Although as a part of the transaction we have retained the right, subject to certain restriction, to continue licensing and supporting the imaging technology that we had previously developed and continue to license third party imaging technologies, we are currently pursuing an acquisitions and mergers strategy. The strategy calls for aligning our cost structure with our current and projected revenue streams, maximizing the value of our licensed back technologies and expanding our business through mergers and/or acquisitions.

Liquidity and Capital Resources

Compared to January 31, 2008, total assets at July 31, 2008 increased 72% to $57.2 million and stockholders’ equity increased 59.2% to $44.2 million, primarily the result of the net income. Our cash and cash equivalents at July 31, 2008 was $55.1 million, an increase of 138% from $23.1 million as of January 31, 2008, and the ratio of current assets to current liabilities was 6.1:1, which is a decrease from the 6.7:1 ratio as of January 31, 2008. The decrease was primarily the result of the income taxes payable and additional accrued licensing costs associated with the KMC transaction in the first quarter. Our operations used $1.3 million in cash during the six months ended July 31, 2008, compared to $0.2 million in cash used by operations during the six months ended July 31, 2007.

During the six months ended July 31, 2008, $32.6 million in cash was provided by our investing activities, primarily the result of the sale of operating equipment as a result of the restructuring. We have not historically purchased, nor do we expect to purchase in the future, derivative instruments or enter into hedging transactions.

At July 31, 2008, our principal source of liquidity, cash and cash equivalents was $55.1 million, an increase of $32.0 million from January 31, 2008. We do not have a credit facility. We may require additional long-term capital to finance working capital requirements. See “Risk Factor - Our existing capital resources may not be sufficient and if we are unable to raise additional capital, our business may suffer.”

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

In addition to the net proceeds that we received from the KMC transaction, as a result of the KMC transaction our operating costs and selling, general and administrative expenses will significantly decrease, freeing up additional capital which will permit us to pursue our long term goal of providing new growth opportunities and a diversified revenue base. We intend to aggressively seek acquisitions leveraged by the infusion of capital resulting from this transaction. Our long term strategy includes diversifying our business to better ensure growth and profitability. We intend to acquire or invest in existing business enterprises to accomplish this goal. We can provide no assurances that it will do so or will ultimately be successful even if any such agreement is consummated.

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

At January 31, 2008, we had determined that it was more-likely-than-not that the approximately $5.0 million of certain deferred tax assets would be realized in connection with the close of the sale of the Company’s IP to KMC. Accordingly, we reversed a portion of its valuation allowance during the fourth quarter of fiscal 2008. We realized the deferred tax asset during the six months ended July 31, 2008. At July 31, 2008 we continue to maintain a valuation allowance for certain of our foreign deferred taxes assets as we are not able to establish that it is more-likely-than-not they will be realized.

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

We use our actual stock trading history as a basis to calculate the expected volatility assumption to value stock options. The expected dividend yield is based on our practice of not paying dividends. The risk-free rate of return is based on the yield of U.S. Treasury Strips with terms equal to the expected life of the option as of the grant date. The expected life in years is based on historical actual stock option exercise experience.

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

On February 1, 2007, we adopted FIN 48. See “Item 1. Financial Statements — Note 6. Income Taxes” for further information.

Results of Operations

Comparison of Quarters Ended July 31, 2008 and 2007

	Percentage of		Percentage
	Total Revenues		Change
	Three Months		Three Months
	Ended		Ended
	July 31,		July 31,
	2008	2007	2008 vs. 2007
Statements of Operations Data:
Revenues:
Product licensing	93%	64%	(30)%
Engineering services and maintenance	7	36	(91)
Hardware sales	—	—	(100)
Total revenues	100	100	(52)
Cost of revenues:
Product licensing	46	5	385
Engineering services and maintenance	3	26	(94)
Hardware sales	—	—	0
Total cost of revenues	50	31	(23)
Gross margin	50	69	(65)

Research and development	11	18	(70)
Sales and marketing	12	10	(40)
General and administrative	60	26	8
(Gain) loss on sale of assets	—	—	—
Restructuring	3	—	—
	86	54	(23)

Income (loss) from operations	(36)	15	(214)
Other income (expense), net	9	2	86
Income (loss) before income taxes	(26)	18	(172)
Provision (benefit)for income taxes	11	1	(7,320)
Net income (loss)	(13)%	17%	(143)%

Net Income

Our net loss in the second quarter of fiscal year 2009 was ($0.5) million, or ($0.03) per basic share and( $0.03) per diluted share, compared to a net income of $1.2 million, or $0.07 per basis share and $0.07 per diluted share, in the second quarter of fiscal year 2008.

Revenues

Consolidated revenues were $3.3 million for the second quarter of fiscal year 2009, compared to $6.9 million for the second quarter of fiscal year 2008. Licensing revenues decreased $1.3 million in the second quarter of fiscal year 2009 due primarily to a decrease in block licensing revenue resulting from a decline in the demand for our technologies and services. Engineering services and maintenance revenues decreased $2.3 million, primarily as a result of the Asset Purchase Agreement with KMC, resulting in the transfer of engineering and support staff to KMC and the termination of the development efforts being performed for KMC.

Cost of Revenues

Total cost of revenues were $1.7 million in the second quarter of fiscal year 2009, compared to $2.2 million in the second quarter of fiscal year 2008. Product licensing costs increased $1.2 million in the period primarily due to the increased mix of technologies for which we pay license fees to third parties. Engineering services and maintenance costs in the second quarter of fiscal year 2009 decreased $1.7 million compared to the second quarter of fiscal 2008 due to the transfer of employees to KMC.

Gross Margin

Our gross margin decreased to 50% in the second quarter of fiscal year 2009 compared with 69% in the second quarter of fiscal year 2008. The decrease in fiscal year 2009 was due primarily the higher cost of product licensing revenues compared to last year’s second quarter discussed above.

Operating Expenses

Total operating expenses for the second quarter of fiscal year 2009 decreased 23.0% to $2.9 million, compared with $3.7 million for the same period one year ago due mainly to the staffing reductions associated with the KMC transaction.

•
Research and development expenses decreased 70.0% to $0.4 million in the second quarter of fiscal year 2009 from $1.2 million in the comparable quarter of fiscal year 2008. The decrease in staffing that has occurred over the last fiscal year is the primary reason for decline in research and development expense.

•	Sales and marketing expenses decreased 39.5% to $0.4 million in the second quarter of fiscal year 2009 from $0.7 million in the comparable quarter of fiscal year 2008.

•
General and administrative expenses increased 8.2% to $2.0 million in the second quarter of fiscal year 2009 from $1.8 million in the comparable quarter of fiscal year 2008. Costs in the first quarter of fiscal year 2009 were higher as a result of professional services as a result of the efforts surrounding the KMC transaction, and the restructuring of the organization.

•	Restructuring charges were $0.1 million in the second quarter of fiscal year 2009 as a result of reduction in equipment and furnishing associated with reduced staffing levels.

Income Taxes

The effective income tax rate was 41.1% for the second quarter of fiscal year 2009 compared to 0% for the second quarter of fiscal year 2008. The increase in the effective income tax rate is primarily due to the reversal of the valuation allowance in the fourth quarter of fiscal 2008 and the gain on the sale recorded on the KMC transaction in fiscal year 2009. Prior year tax provision was based primarily on the alternative minimum tax as there was net operating loss carryforwards and tax credits sufficient to offset profits, which has minimized income tax expense.

Comparison of Six Months Ended July 31, 2008 and 2007

	Percentage of		Percentage
	Total Revenues		Change
	Six Months		Six Months
	Ended		Ended
	July 31,		July 31,
	2008	2007	2008 vs. 2007
Statements of Operations Data:
Revenues:
Product licensing	59%	56%	(41)%
Engineering services and maintenance	41	44	(47)
Hardware sales	—	—	(100)
Total revenues	100	100	(44)
Cost of revenues:
Product licensing	65	9	293
Engineering services and maintenance	23	31	(58)
Hardware sales	—	—	0
Total cost of revenues	87	40	22
Gross margin	13	60	(88)

Research and development	20	20	(45)
Sales and marketing	16	11	(15)
General and administrative	85	29	68
(Gain) loss on sale of assets	(501)	—	—
Restructuring	18	—	—
	(361)	60	(439)

Income from operations	373	0	—
Other income, net	8	3	27
Income before income taxes	381	3	6,286
Provision for income taxes	155	—	—
Net income	226%	3%	3,764%

Net Income

Our net income in the first six months of fiscal year 2009 was $15.0 million, or $0.84 per basic share and $0.81 per diluted share, compared to a net income of $0.4 million, or $0.02 per basic share and $0.02 per diluted share, in the first six months of fiscal year 2008.

Revenues

Consolidated revenues were $6.6 million for the first six months of fiscal year 2009, compared to $11.7 million for the first six months of fiscal year 2008. Licensing revenues decreased $2.7 million in the first six months of fiscal year 2009 due primarily to a decrease in block licensing revenue resulting from a decline in the demand for the technologies we license. Engineering services and maintenance revenues decreased $2.5 million, primarily as a result of the sale to KMC at the end of the first quarter of fiscal year 2009.

Cost of Revenues

Total cost of revenues was $5.7 million in the first six months of fiscal year 2009, compared to $4.7 million in the first six months of fiscal year 2008. Product licensing costs increased $3.1 million in the current six month period as a result of a $2.4 million increase in the estimate of product licensing costs associated with the restructuring of two block licenses made in conjunction with the KMC sale in the first quarter. The remaining difference was the result of a higher level of third party intellectual property contained in the licenses entered into during the second quarter of this fiscal year. This resulted in a corresponding increase in the percentage of product liability expense to licensing revenue being incurred. Engineering services and maintenance costs in the first six months of fiscal year 2009 were $1.5 million, compared to $3.6 million in the first six months of fiscal year 2008. The decrease was the result of the transfer of engineering resources to KMC with the resultant decrease in services revenues and costs.

Gross Margin

Our gross margin decreased to 13% in the first six months of fiscal year 2009, compared with 60% in the first six months of fiscal year 2008. The decrease in fiscal year 2009 was primarily the result of the $2.4 million increase in product licensing costs and the higher third party licensing cost discussed above.

Operating Expenses

Total operating expenses, excluding the gain of sale of operating assets of $32.9 million,for the first six months of fiscal year 2009 increased 32% to $9.2 million, compared with $7.0 million for the same period one year ago due to increased general and admistrative professional services expenses.

•
Research and development expenses decreased 45% to $1.3 million in the first six months of fiscal year 2009 from $2.4 million in the first six months of fiscal year 2008. The decrease in staffing that has occurred over the last fiscal year is the primary reason for decline in research and development expense.

•	Sales and marketing expenses decreased 16% to $1.1 million in the first six months of fiscal year 2009 from $1.3 million in the first six months of fiscal year 2008.

•
General and administrative expenses increased 68% to $5.6 million in the first six months of fiscal year 2009 from $3.3 million in the first six months of fiscal year 2008. Expenses were higher as a result of professional services associated with our due diligence efforts in the Prism acquisition and the success fees related to the KMC transaction.

•	Restructuring charges were $1.2 million in the first quarter of fiscal year 2009 as a result of the plan directed at reducing operating costs.

Income Taxes

Our effective income tax rate was 40.7% for the six months ended July 31, 2008 compared to 2.0% for the six months ended July 31, 2007. The increase in the effective income tax rate is primarily due to the KMC transaction in 2008. In the prior year, the tax provision was based primarily on the alternative minimum tax as there was net operating loss carryforwards and tax credits to offset profits, which minimized our income tax expense.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to a variety of risks in investments, mainly a lowering of interest rates. The primary objective of our investment activities is to preserve the principal of our investments and to maintain a liquid level of investments to meet short term capital requirements for potential acquisitions and/or mergers, while at the same time maximizing yields without significantly increasing risk. To achieve this objective, from time to time, we maintain our portfolio of cash equivalents in money market funds. Although we are subject to interest rate risks, we believe an effective increase or decrease of 10% in interest rate percentages would not have a material adverse effect on our results from operations.

We have not entered into any derivative financial instruments. Currently all of our contracts, including those involving foreign entities, are denominated in U.S. dollars. We have experienced no significant foreign exchange gains or losses to date. We have not engaged in foreign currency hedging activities to date and have no intention of doing so. Our international business is subject to risks typical of an international business, including but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and to a lesser extent foreign exchange rate volatility. Accordingly, our future results could be materially and adversely affected by changes in these or other factors.

Item 4T — Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13(a)-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures. Based on the foregoing our principal executive officer and principal financial officer concluded that as of end of the period covered by this report, our disclosure controls and procedures were not effective at ensuring that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded processed, summarized, and reported as required in applicable SEC rules and forms because of the deficiency in internal controls over financial reporting described below. Management has determined that this deficiency constitutes a material weakness in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of control deficencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Product Licensing Costs

  As a result of substantial efforts associated with the closure of the KMC asset sale and the increased activities associated with the Prism acquisition that was terminated, we did not maintain effective controls over the estimates for product licensing costs for restructured block licenses. Our controls were not adequate to assure that the proper third party license agreement was utilized in the calculation of future license costs. Although this did not result in a material adjustment in the current period, a lack of controls in this area could result in a material misstatement. Management has implemented steps in the current quarter to improve this process including the detailed review by our principal financial officer and our contracts administrator of all product licensing calculations and related agreements.

(b)	Changes in internal control over financial reporting

Except as described above, there have been no significant changes in the our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Although we intend to continue operations as a licensor of imaging and networking technologies to the digital document market, our primary assets after consummating the transaction with KMC consist of cash and cash equivalents and licenses to use intellectual property owned by others. As a result, we may encounter unanticipated difficulties or challenges in continuing operations and our cash flows and revenues may be materially adversely impacted. If we are unable to address and overcome such difficulties or challenges, we may encounter unexpected requirements for capital resources that may negatively impact our pursuit of possible mergers and/or acquisitions.

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

We may be subject to further government regulation which could adversely affect our operations.

Although we are subject to the reporting requirements under the Exchange Act, management does not believe that we are subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”) at this point in time. If we are required to register as an investment company in the future we could incur significant registration and compliance costs. To date, we have obtained no formal determination from the SEC as to our status under the Investment Company Act and could, therefore, be determined at some later date to be an unregistered investment company, which could subject us to significantly heightened regulatory requirements that would likely, in the aggregate, have material adverse consequences on our business.

The Adobe License Agreement expired on June 30, 2008, and we have a twenty one month extension for the continuation of licensing and support through the end of the extension period.

The Adobe License Agreement expired on June 30, 2008. The Adobe License Agreement was amended to provide a period of twenty one months following the expiration of the agreement in which we continue to license and provide services to our existing OEM customers. If we fail to replace the revenue derived from the Adobe License Agreement our operating results will be materially adversely impacted. See “Item 1. Financial Statements—Note 6 Concentration of Revenues.”

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

During the second quarter of fiscal year 2009, four customers, Novell, Konica Minolta, Seiko Epson, and Okidata each generated greater than 10% of our revenues, and collectively contributed 96% of revenues for the quarter. Perpetual and block licenses for the same time period were 77% of the revenues of the Company. During the second quarter of fiscal year 2008, two customers, Konica Minolta and Kyocera-Mita, each generated greater than 10% of the revenues of the Company and collectively contributed 79% of such revenues. Perpetual and block licenses for the same time period were 52% of the revenues of the Company.

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

The future demand for the products we license is uncertain.

The monochrome technology and products we license have been in the marketplace for an extended period of time. The average age of current technology and products in the marketplace reflects the aging of monochrome technology and products. OEMs, in a number of instances, have not selected these solutions because the OEMs perceived that the solutions did not meet their technical requirements, developed the technology themselves or utilized lower cost offshore software competitors. Although we continue to license these current technology and products to certain OEMs, there can be no assurance that the OEMs will continue to need or utilize the products and technology we currently offer.

The industry for imaging systems for digital document products involves intense competition and rapid technological changes, and our business may suffer if our competitors develop superior technology.

We anticipate increasing competition for the color products we license, particularly as new competitors develop and sell competing products. Some of our existing competitors, many of our potential competitors, and virtually all of our OEM customers have substantially greater financial, technical, marketing and sales resources than we have. If price competition increases, competitive pressures could require us to reduce the amount of royalties received on new licenses and to reduce the cost of our engineering services in order to maintain existing business and generate additional product licensing revenues. This could reduce profit margins and result in losses and a decrease in market share. We cannot guarantee that we have the ability to compete favorably with the internal development capabilities of our current and prospective OEM customers or with other third party digital imaging system suppliers and the failure to compete effectively would have a material adverse effect on our operating results.

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

Our success depends to a significant degree upon the continuing contributions of our senior management. Management and other employees may voluntarily terminate their employment with us at any time upon short notice. The loss of key personnel could harm our business. We believe that our future success will depend in part on our ability to retain highly-skilled engineering, managerial and sales personnel. Competition for such personnel is intense, and we may not be successful in retaining such personnel. Failure to retain key personnel could harm our ability to carry out our business strategy. Presently, we have five members of executive management and eleven other employees.

Our stock price may experience extreme price and volume fluctuations.

Our common stock has experienced price volatility. In the 60-day period ending July 31, 2008, the closing price of our stock ranged from $1.77 per share to $2.10 per share. Such price volatility may occur in the future. Factors that could affect the trading price of our common stock include:

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

As a result of substantial efforts associated with the closure of the KMC asset sale and the increased activities associated with the Prism acquisition that was terminated we did not maintain effective controls over the estimates for product licensing costs for restructured block licenses. Our controls were not adequate to assure that the proper third party license agreement was utilized in the calculation of future license costs. Although this did not result in a material adjustment in the current period, a lack of controls in this area could result in a material misstatement. Management has implemented steps in the current quarter to improve this process including the detailed review by the Chief Financial Officer and our contracts administrator of all product licensing calculations and related agreements.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 — Defaults Upon Senior Securities.

Item 4 — Submission of Matters to a Vote of Security Holders.

None.

Item 5 — Other Information.

Effective August, 2008 Elliot M. Shirwo, Esq. resigned as General Cousel and Corporate Secretary of the Company.

Item 6 — Exhibits.

EXHIBIT 10.1*	Amendment No. 30 to PostScript Software Development License and Sublicense Agreement dated July 23, 1999, as amended

EXHIBIT 31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Confidential treatment has been requested for portions of this exhibit. Portions of this document have been omitted and submitted separately to the Securities Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Peerless Systems Corporation

By:	/s/ William R. Neil
William R. Neil
Chief Financial Officer
Date: September 18, 2008

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

EXHIBIT 10.1*	Amendment No. 30 to PostScript Software Development License and Sublicense Agreement dated July 23, 1999, as amended

EXHIBIT 31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Confidential treatment has been requested for portions of this exhibit. Portions of this document have been omitted and submitted separately to the Securities Exchange Commission.