Form 10-Q
period 2008-10-31
PEERLESS SYSTEMS CORP
filed 2008-12-12
CIK 897893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

or

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

The number of shares of Common Stock outstanding as of  December 4, 2008 was 17,084,353.

PEERLESS SYSTEMS CORPORATION
INDEX

EXHIBIT 10.1
EXHIBIT 31
EXHIBIT 32

TRADEMARKS

Peerless®, PeerlessPrint®, QuickPrint®, Memory Reduction Technology® (MRT), PeerlessPowered®, AccelePrint ® , SyntheSys ® , PerfecTone ®  and VersaPage ®  are registered trademarks of Peerless Systems Corporation. PeerlessNet™, PeerlessPage ™, PeerlessSPS™, PeerlessTrapping ™, PeerlessXPS ™,   MagicPrint ™, ImageWorks ™, PeerlessDriver ™, PeerlessColor ™,   and WebWorks ™  are trademarks of Peerless Systems Corporation. Peerless Systems, P logo, and the Peerless logo are trademarks and service marks of Peerless Systems Corporation registered in Japan. Peerless is a trademark of Peerless Systems Corporation that is registered in Australia, China, France, Hong Kong, Spain, Taiwan, and the United Kingdom, and is the subject of applications for registration pending in the European Union, Italy, and Korea. PeerlessPrint is a trademark of Peerless Systems Corporation that is the subject of an application for registration pending in Japan. PeerlessPrint (in Katakana) is a trademark of Peerless Systems Corporation that is the subject of an application for registration pending in Japan.

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

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 31,	January 31,
	2008	2008

ASSETS
Current assets:
Cash and cash equivalents	$48,854	$23,136
Trade accounts receivable, net	824	2,784
Unbilled receivables	170	845
Deferred tax asset	-	4,940
Prepaid expenses and other current assets	543	949
Total current assets	50,391	32,654
Property and equipment, net	54	333
Other assets	152	243
Total assets	$50,597	$33,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61	$289
Accrued wages	205	569
Accrued compensated absences	113	731
Accrued product licensing costs	1,729	1,609
Income taxes payable	2,199	4
Other current liabilities	859	781
Deferred revenue	546	914
Total current liabilities	5,712	4,897
Accrued product licensing costs	2,425	-
Other liabilities	1,235	551
Total liabilities	9,372	5,448
Stockholders’ equity:
Common stock	18	18
Additional paid-in capital	55,336	53,340
Accumulated deficit	(11,814)	(25,492)
Accumulated other comprehensive income	14	29
Treasury stock, 1,349 shares at October 31, 2008 and 150 shares at January 31, 2008	(2,329)	(113)
Total stockholders’ equity	41,225	27,782
Total liabilities and stockholders’ equity	$50,597	$33,230

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts )

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Revenues:
Product licensing	$1,299	$4,914	$5,148	$11,422
Engineering services and maintenance	333	2,515	3,059	7,696
Total revenues	1,632	7,429	8,207	19,118

Cost of revenues:
Product licensing	526	1,683	4,769	2,764
Engineering services and maintenance	170	1,278	1,675	4,896

Total cost of revenues	696	2.961	6,444	7,660

Gross margin	936	4,468	1,763	11,458

Research and development	124	1,281	1,430	3,649
Sales and marketing	274	623	1,330	1,910
General and administrative	911	1,483	6,551	4,818

Gain on sale of operating assets	-	-	(32,912)	-
Restructuring	744	-	1,941	-
Total operating expenses	2,053	3,387	(21,660)	10,377
Income (loss) from operations	(1,117)	1,081	23,423	1,081
Other income, net	352	203	848	595
Income (loss) before income taxes	(765)	1,284	24,271	1,676
Provision for income taxes	398	5	10,593	13
Net income (loss)	$(1,163)	$1,279	$13,678	$1,663
Basic earnings (loss) per share	$(0.06)	$0.07	$0.76	$0.10
Diluted earnings (loss) per share	$(0.06)	$0.07	$0.74	$0.09
Weighted average common shares - basic	18,115	17,371	17,925	17,274
Weighted average common shares - diluted	18,115	18,134	18,367	18,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	October 31,
	2008	2007

Cash flows from operating activities:
Net income	$13,678	$1,663
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	251	635
Share-based compensation	1,125	725
Deferred income taxes	4,940	-
Gain on sale of operating assets	(32,912)	-
Asset impairment – restructuring	112	-
Other	(16)	6
Changes in operating assets and liabilities:
Trade accounts receivables	1,960	(785)
Unbilled receivables	675	2,473
Prepaid expenses and other assets	286	(5)
Accounts payable	(228)	(23)
Accrued product licensing costs	2,545	(239)
Deferred revenue	(368)	1,693
Income taxes payable	2,195	-
Other liabilities	176	(714)
Net cash used by operating activities	(5,581)	5,429
Cash flows from investing activities:
Purchases of property and equipment	(16)	(131)
Proceeds from sale of operating assets, net of expenses	32,723	-
Purchases of software licenses	(63)	(364)
Net cash provided (used) by investing activities	32,644	(495)
Cash flows from financing activities:
Purchases of treasury stock	(2,216)	-
Proceeds from exercise of common stock options	871	409
Net cash provided by financing activities	(1,345)	409
Net increase in cash and cash equivalents	25,718	5,343
Cash and cash equivalents, beginning of period	23,136	16,378
Cash and cash equivalents, end of period	$48,854	$21,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation:

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

Liquidity: As of October 31, 2008, the Company had  an accumulated deficit of $11.8 million and cash and cash equivalents of $48.9 million. The Company has no material financial commitments other than those under operating lease agreements and accrued license costs. The Company believes the net cash provided by operating activities, and existing cash and cash equivalents, will provide the Company with sufficient resources to meet working capital requirements and other cash needs over at least the next twelve months.

The Company is currently reducing costs and exploring other options to conserve financial resources in order to pursue potential investment opportunities. In order to pursue this strategy the Company may need to raise additional capital through public or private financing  or other arrangements.

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

The Company also enters into engineering services contracts with certain original equipment manufacturers (“OEMs”)  adapting  software and supporting electronics to specific OEM requirements.  The Company provides engineering support based on a time-and-material basis. Revenues from this support are recognized as the services are performed. The Company has no engineering services contracts that are  recognized on a percentage-of completion basis.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recurring licensing revenues are derived from per unit fees paid by the Company’s customers upon manufacturing and subsequent commercial shipment of products incorporating the intellectual property licensed to the Company from Kyocera Mita Corporation (“KMC”) and certain other third party technology, of which the Company is a sub-licensor. These recurring licensing revenues are recognized on a per unit basis as products are shipped commercially. The Company sells block licenses, that is, specific quantities of licensed units that may be shipped in the future, or the Company may require the customer to pay minimum royalty commitments. Associated payments are typically made in one lump sum or extend over a period of four or more quarters. The Company generally recognizes revenues associated with block licenses and minimum royalty commitments on delivery and acceptance of software, when collection of the resulting receivable is probable, when the fee is fixed and determinable, and when the Company has no significant future obligations. In cases where block licenses or minimum royalty commitments have extended payment terms and the fees are not fixed and determinable, revenue is recognized as payments become due. Further, when earned royalties exceed minimum royalty commitments, revenues are recognized on a per unit basis as products are shipped commercially.

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

The Company provides an accrual for estimated product licensing costs owed to third party vendors whose technology is included in the products sold by the Company. The accrual is impacted by estimates of the mix of products shipped under certain of the Company’s block license agreements. The estimates are based on historical data and available information as provided by the Company’s customers concerning projected shipments. Should actual shipments under these agreements vary from these estimates, adjustments to the estimated accruals for product licensing costs may be required. In the first quarter of fiscal 2009, the Company had a $2.4 million increase of product licensing expense due to the sale of assets to KMC and the resultant change in mix of technologies available to be delivered against existing block licenses with KMC.  This product licensing expense related to $3.0 million block license revenue recognized in the quarter ended October 31, 2006 and $5.0 million of block license revenue recognized in the quarter ended January 31, 2008. At the close of the sale of the KMC transaction, KMC had not utilized $6.4 million of the block licenses. Upon the sale of the assets to KMC, the block licenses were modified and KMC will apply only third party vendor technology against the remaining value of the block licenses.

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

The recognition of the Company’s recurring product licensing revenues is dependent, in part, on the timing and accuracy of product sales reports received from the Company’s OEM customers. These reports are provided only on a calendar quarter basis and, in any event, are subject to delay and potential revision by the OEM. Therefore, the Company is required to estimate all of the recurring product licensing revenues for the last month of each fiscal quarter and to further estimate all of its quarterly revenues from an OEM when the report from such OEM is not received in a timely manner. In the event the Company is unable to estimate such revenues accurately prior to reporting financial results, the Company may be required to adjust revenues in subsequent periods. Revenues subject to such estimates were minimal for the nine month periods ended October 31, 2008 and 2007.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements: In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007) (“SFAS No. 141R”), “Business Combinations”, which replaces SFAS No. 141 and amends several others. The statement retains the purchase method of accounting for acquisitions but changes the way the Company will recognize assets and liabilities. It also changes the way the Company will recognize assets acquired and liabilities assumed arising from contingencies, requires Peerless to capitalize in-process research and development at fair value, and requires Peerless to expense acquisition-related costs as incurred. SFAS No. 141R is effective for the Company on February 1, 2009, the beginning of the Company’s fiscal 2010 reporting periods. SFAS No. 141R will apply prospectively to the Company’s business combinations completed on or after February 1, 2009.

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

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB FSP 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective February 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. As of October 31, 2008, the Company has financial assets that consist of cash and cash equivalents, which are measured at fair value using quoted prices for the identical assets in active market (Level 1 fair value hierchy) in accordance with SFAS 157.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No.162”). SFAS No. 162 identifies the sources of accounting principles and the framework, or hierarchy, for selecting the accounting principles used in preparing financial statements that are presented in conformity with U.S. GAAP by nongovernmental entities. This statement is effective 60 days following the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company has not completed its evaluation of the potential impact, if any, of the adoption of SFAS No. 162 on its consolidated financial position, results of operations and cash flows.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Sale of operating assets to KMC:

On April 30, 2008, the Company consummated the transactions contemplated by that certain Asset Purchase Agreement, dated as of January 9, 2008, between KMC and the Company, pursuant to which the Company sold substantially all of its intellectual property (“IP”) to KMC, transferred to KMC thirty-eight (38) of its employees, licensed the IP back from KMC on a nonexclusive, worldwide, perpetual and royalty free basis subject to certain restrictions, entered into a sublease pursuant to which the Company is subleasing to a subsidiary of KMC 16,409 square feet of office space at the Company’s executive offices for a period of forty (40) months at a monthly rental equal to the allocable portion of the rent and common charges payable by the Company under its lease for the property, and terminated substantially all of the Company’s existing agreements with KMC. As consideration for the sale, KMC assumed approximately $0.4 million of the Company’s liabilities, paid the Company $33.0 million and agreed to escrow an additional $4.0 million relating to potential indemnification obligations that will be released to the Company in two installments of $2.0 million less any holdbacks arising from the transaction. The first and second installments from the escrow funds are scheduled to be disbursed fifteen and twenty-four months, respectively, from the close of the transaction. The Company recorded a pre-tax gain on the sale of assets of approximately $32.9 million during the three months ended April 30, 2008 which does not include the $2.4 million of additional licensing costs associated with the restructured license agreements with KMC.  The escrow funds, less any holdbacks, will be recorded as a gain in the period that the funds are released and all contingencies for the release of the funds are met.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Earnings Per Share:

Earnings per share for the three and nine months ended October 31, is calculated as follows (in thousands, except for per share amounts):

	2008			2007
			Per			Per
	Net		Share	Net		Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS for three months ended October 31,
Earnings (loss) available to common stockholders	$(1,163)	18,115	$(0.06)	$1,279	17,371	$0.07
Effect of Dilutive Securities
Options	—	—		—	763
Diluted EPS
Earnings available to common stockholders with assumed conversions	$(1,163)	18,115	$(0.06)	$1,279	18,134	$0.07

	2008			2007
			Per			Per
	Net		Share	Net		Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS for nine months ended October 31,
Earnings (loss) available to common stockholders	$13,678	17,925	$0.76	$1,663	17,274	$0.10
Effect of Dilutive Securities
Options	—	442		—	875
Diluted EPS
Earnings available to common stockholders with assumed conversions	$13,678	18,367	$0.74	$1,663	18,150	$0.09

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Stock-Based Compensation Plans:

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

Upon adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation expense from the multiple-option (i.e., accelerated) approach to the single-option (i.e., straight-line) method. Compensation expense for share-based awards granted through January 31, 2006 will continue to be subject to the accelerated or multiple-option method, while compensation expense for share-based awards granted on or after February 1, 2006 will be recognized using a straight-line, or single-option method. The Company recognizes these compensation costs over the service period of the award, which is generally the option vesting term of three or four years. In determining the fair value of options granted the Company primarily used the Black-Scholes model and then used a binomial model for the calculation of stock-based compensation expense associated with the market triggered equity incentive grant made to the former Chief Executive Officer of the Company in December 2006. For the Black-Scholes and binomial model calculations, the Company assumed no dividends per year, weighted average expected lives of 3.41 years, expected volatility of 69.3%, and weighted average risk free interest rate of 4.00% for the nine months ended October 31, 2008.

For the nine months ended October 31, 2008, the Company recorded a total of $1.1 million in stock option expense related to stock options and restricted stock awarded after the adoption of SFAS No. 123(R) and for stock options which were not vested by the date of adoption of SFAS No. 123(R). Share-based compensation expense was allocated as follows for the nine months ending October 31, 2008: (1) $0.01 million included in research and development expense; (2) $0.01 million included in cost of sales expense;  (3) $0.02 million in sales and marketing; and (4) $1.06 million in general and administrative expense. Share-based compensation expense was allocated as follows for the three months ending October 31, 2008: $0.14 million in general and administrative expense. The Company granted options to purchase approximately 184,000 shares of common stock of the Company in the nine months ended October 31, 2008.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The valuation methodologies and assumptions in estimating the fair value of stock options that were granted in the first three quarters of  fiscal 2009 were similar to those used in estimating the fair value of stock options granted in fiscal 2008. The Company uses historical volatility of Peerless' stock price as a basis to determine the expected volatility assumption to value stock options. The Company used its actual stock trading history over a period that approximates the expected term of its options. The expected dividend yield is based on Peerless' practice of not paying dividends. The risk-free rate of return is based on the yield of a U.S. Treasury instrument with terms approximating or equal to the expected life of the option. The expected life in years is based on historical actual stock option exercise experience.

The following represents option activity under the 1992 Stock Option Plan, 1996 Equity  Incentive Plan, 2005 Incentive Award Plan, as amended and restated, and certain employee options issued outside these plans for the nine months ended October 31, 2008 (shares and intrinsic value in thousands):

		Weighted	Weighted Average
		Average Exercise	Remaining Contractual	Aggregate
	Shares	Price	Term (Years)	Intrinsic Value
Beginning balance	3,673	$2.73
Granted	184	$1.96
Exercised	(975)	$1.17
Canceled or expired	(962)	$5.12
Ending Balance	1,920	$1.77	6.18	$414
Stock options exercisable at quarter-end	1,421	$1.77	4.74	$414

The weighted-average grant date fair value of the options granted during the nine months ended October 31, 2008 was $1.92. During the nine months ended  October 31, 2008, the total intrinsic value of stock options exercised was $0.76 million. Cash received from stock option exercises in the nine months ended October 31, 2008 was $0.87 million. The excess tax benefit was negligible for the nine months ended October 31, 2008. As of  October 31, 2008, there was $1.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1992, 1996, and 2005 plans, and certain employee options issued outside these plans. That cost is expected to be recognized over a weighted-average period of 4.01 years.

The Company’s valuations are based primarily upon the Black-Scholes valuation model and for options vesting at certain market conditions are based upon a binomial valuation model. These option valuation models were developed for use in estimating the fair value of traded-options, which have no vesting restrictions and are fully transferable and negotiable in a free trading market. In addition, option valuation models require input of subjective assumptions, including the expected stock price volatility and expected life of the option. Because the Company’s stock options have characteristics significantly different from those of freely traded options, and changes in the subjective input assumptions can materially affect the Company’s fair value estimates of those options, in the Company’s opinion, existing valuation models are not reliable single measures and may misstate the fair value of the Company’s stock options. Because the Company’s stock options do not trade on a secondary exchange, recipients can receive no value nor derive any benefit from holding stock options under the plans without an increase, above the grant price, in the market price of the Company’s stock. Such an increase would benefit all stockholders commensurately.

CEO Restricted Stock and Incentive Stock Option Grant: On September 24, 2007, Richard L. Roll, the former Chief Executive Officer of the Company, agreed to cancel an option to purchase 400,000 shares of common stock that was granted to him, which was scheduled to vest under certain market conditions, in exchange for 200,000 shares of restricted stock. The weighted-average grant date fair value of the restricted stock was $2.16. As of April 30, 2008 the shares became fully vested due to the KMC transaction.

 In addition to the restricted stock, in December 2006 the Board of Directors approved an equity incentive grant to Mr. Roll of a time-vested option to purchase 600,000 shares of common stock, which was scheduled to vest over a four-year period, with 25% vesting on the first anniversary of the effective date of Mr. Roll’s employment with the Company, and with the remainder vesting in 36 equal monthly installments, subject to Mr. Roll’s continued employment with the Company. This option is included in the table and disclosures above.

Effective October 1, 2008, Mr. Roll entered into a Severance Agreement (the "Severance Agreement") with the Company, pursuant to which he resigned as Chief Executive Officer, President and Director of the Company. Pursuant to the Severance Agreement, the Company agreed to (i) pay Mr. Roll $250,000, (ii) purchase from Mr. Roll 200,000 shares of the Company’s common stock and (iii) pay six months of COBRA premiums for Mr. Roll’s existing health care coverage subject to certain conditions. Under the Severance Agreement Mr. Roll is entitled to exercise any and all vested options he holds within ninety (90) days of October 1, 2008. All unvested options, as of October 1, 2008, were extinguished on such date.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Concentration of Revenues:

During the third quarter of fiscal year 2009, two customers, Novell and Seiko Epson,  each generated greater than 10% of the Company’s revenues, and collectively contributed 72% of revenues for the quarter. Perpetual and block licenses for the same time period were 37% of the revenues of the Company.   During the third quarter of fiscal year 2008, four customers, Konica Minolta, KMC, Panasonic, and Okidata,  each generated greater than 10% of the revenues of the Company and collectively contributed 81% of such revenues.   Perpetual and block licenses for the same time period were 54% of the revenues of the Company.

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

At October 31, 2008, the Company determined that it was more-likely-than-not that approximately $4.3 million of certain deferred tax assets would be realized in connection with the close of the sale of the Company’s IP to KMC.  Accordingly, the Company reversed a portion of its valuation allowance during the fourth quarter of fiscal 2008. The Company also made adjustments to the valuation allowance due to a new California law during the third quarter of fiscal 2009 which resulted in an increase in the income tax provision for the third quarter.   The Company realized the aggregate deferred tax asset during the nine months ended October 31, 2008.  At October 31, 2008 the Company continues to maintain a valuation allowance for certain of its foreign deferred taxes assets as the Company is not able to establish that it is more-likely-than-not they will be realized.

8.	Restructuring:

       In connection with the sale of the IP to KMC, the Company formalized a plan directed at reducing operating costs. The plan focused primarily on operational and organizational structures, facilities utilization, and certain other matters. As a result of the plan, the Company recorded approximately $1.9 million of restructuring charges during the nine months ended October 31, 2008, of which $0.9 million related to exiting facilities,  $0.9 million related to employee severance costs, and $0.1 million related to asset impairments.   During the quarter ended October 31, 2008, the Company recorded  $0.7 million of employee severance costs.

A summary of the activities related to these restructuring liabilities is as follows:

(In thousands)	Severance	Facilities

Balance at February 1, 2008	$—	$—
Restructuring Charges	931	898
Payments	(611)	(290)
Balance at October 31, 2008	$320	$608

The remaining severance and facility payments are expected to be paid out over the next 6 months and 54 months, respectively. At October 31, 2008, $0.5 million is included in other current liabilities and $0.4 million is in long-term liabilities.

PEERLESS SYSTEMS CORPORATION

Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act including without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on current expectations, estimates, forecasts and projections about the industry in which we operate, our beliefs and assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Highlights

During the first quarter ended April 30, 2008, we realized a net pre-tax gain of $32.9 million upon the sale of substantially all of our assets to KMC. We continue to experience a downturn in revenue due to lower demand for the technology we offer from year to year. Consolidated revenues for the third quarter of fiscal year 2009 declined 78.0% from the third quarter of fiscal year 2008 and decreased  51.1% from the second quarter of this fiscal year. Product licensing revenues decreased 73.6% compared to the third quarter of the previous fiscal year as a result of a decrease in block licensing revenue. Engineering services and maintenance revenues declined 86.8%, as 81% of our engineering work force was transferred to KMC as a part of the sale to KMC.  The transaction was primarily due to downward pricing pressures arising from an increasingly competitive global market, as well as substantial pressure on our OEM customers to consolidate. The sale to KMC and the financial resources that it has provided  is allowing us to pursue opportunities outside the imaging marketplace.  The overall decrease in our revenues was primarily attributable to declines in the demand for our technologies, third party technologies that we license to sell and the requirement for traditional engineering services.

     During the first nine months of fiscal year 2009, we have experienced a significant number of changes:

•
On April 30, 2008, we consummated the transactions contemplated by the Asset Purchase Agreement, dated as of January 9, 2008, between KMC and Peerless, pursuant to which we sold substantially all of our IP to KMC, transferred to KMC thirty eight (38) of our employees, licensed the IP back from KMC on a nonexclusive, worldwide, perpetual and royalty free basis subject to certain restrictions, entered into a sublease pursuant to which we are subleasing to a subsidiary of KMC 16,409 square feet of office space at our executive offices for a period of forty (40) months at a monthly rent equal to the allocable portion of the rent and common charges payable by us under our lease for the property, and terminated substantially all of our existing agreements with KMC. As consideration for the sale, KMC assumed certain of our liabilities, and paid us approximately $37.0 million, less a holdback amount of $4.0 million relating to potential indemnification obligations. The cash proceeds generated from the KMC transaction will position us to continue executing our strategic plan.

•
We are reviewing our staffing requirements to achieve the goals of properly supporting our existing customer base and meeting the requirements of a publicly traded company and have reduced our staffing levels to a total of 12 as of November 30, 2008.  This represents a 74% staff reduction from the levels that existed subsequent to the KMC sale.

•
As result of the review of costs and risks associated with the all-in-one, or AiO, market we have decided to suspend the activities of Cue Imaging Corporation, our subsidiary that was formed in January, 2008.  In connection with the suspension of Cue Imaging Corporation, Andrew Lombard, Vice President, Corporate Development and President of Cue Imaging Corporation, was given notice of termination and is being paid severance in accordance with the terms of his employment agreement.

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

General

We continue to generate revenue from our OEMs through the licensing of imaging solutions.    Our product licensing revenues are comprised of both recurring per unit and block licensing revenues and development licensing fees for source code or SDKs. Licensing revenues are derived from per unit fees paid periodically by our OEM customers upon manufacturing and subsequent commercial shipment of products incorporating the technology which we license. Licensing revenues are also derived from arrangements in which we enable third party technology, such as solutions from Adobe or Novell, to be used with our OEM partners’ products.

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

Historically, a limited number of customers have provided a substantial portion of our revenues. Therefore, the availability and successful closing of new contracts, or additions to existing contracts with these customers may materially impact our financial position and results of operations from quarter to quarter.

The technology we license has addressed the worldwide market for monochrome printers (21-69 pages per minute) and multifunction printers (“MFP”) (21-110 pages per minute). This market has been consolidating, and the demand for the monochrome technology and products offered by us declined throughout fiscal year 2008 and the first three quarters of fiscal year 2009.

The document imaging industry has changed.  Lower cost of development and production overseas increasing complexity of imaging requirements has resulted in us  not being able to effectively compete in this environment.  As a result, we sold our intellectual property and transferred 38 of our engineers and support personnel to KMC. Although as a part of the transaction we have retained the right, subject to certain restriction, to continue licensing and supporting the imaging technology that we had previously developed and continue to license third party imaging technologies, we are currently pursuing other potential investment opportunities. The strategy calls for aligning our cost structure with our current and projected revenue streams, maximizing the value of our licensed back technologies and expanding our business through investment opportunities.

Liquidity and Capital Resources

Compared to January 31, 2008, total assets at October 31, 2008 increased  52.3% to $50.6 million and stockholders’ equity increased 48.3% to $41.2 million, primarily the result of the net income. Our cash and cash equivalents at October 31, 2008 was $48.9 million, an increase of 111.2% from $23.1 million as of January 31, 2008, and the ratio of current assets to current liabilities was 8.8:1, which is an increase from the 6.7:1 ratio as of January 31, 2008. The increase was primarily due to the sale of IP to KMC, partially offset by the additional accrued licensing costs associated with the KMC transaction in the first quarter. Our operations used $7.9 million in cash during the nine months ended October 31, 2008, compared to $5.4 million in cash provided by operations during the nine months ended October 31, 2007.

During the nine months ended October 31, 2008, $0.03 million in cash was provided  by our investing activities, primarily the result of the sale of operating equipment as a result of the restructuring. We have not historically purchased, nor do we expect to purchase in the future, derivative instruments or enter into hedging transactions.

At October 31, 2008, our principal source of liquidity, cash and cash equivalents was $48.9 million, an increase of $25.7 million from January 31, 2008. We do not have a credit facility. We may require additional long-term capital to finance working capital requirements. See “Risk Factor -  Our existing capital resources may not be sufficient and if we are unable to raise additional capital, our business may suffer.”

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

       In addition to the net proceeds that we received from the KMC transaction, as a result of the KMC transaction our operating costs and selling, general and administrative expenses have significantly decreased, freeing up additional capital which will permit us to pursue our long term goal of providing new growth opportunities and a diversified revenue base. We intend to aggressively seek investment opportunities leveraged by  the infusion of capital resulting from this transaction. Our long term strategy includes diversifying our business to better ensure growth and profitability.

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

At October 31, 2008, we had  determined that it was more-likely-than-not that approximately $4.30 million of certain deferred tax assets would be realized in connection with the close of the sale of the Company’s IP to KMC.  Accordingly, we reversed a portion of its valuation allowance during the fourth quarter of fiscal 2008 and made adjustments due to a new California law during the third quarter of fiscal 2009.  We realized the deferred tax asset during the nine months ended October 31, 2008.  At October 31, 2008 we continue to maintain a valuation allowance for certain of our deferred taxes assets as we are not able to establish that it is more-likely-than-not they will be realized

We grant credit terms in the normal course of business to our customers. We continuously monitor collections and payments from our customers and maintain allowances for doubtful accounts for estimated losses resulting from the inability of any customers to make required payments. Estimated losses are based primarily on specifically identified customer collection issues. If the financial condition of any of our customers, or the economy as a whole, were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Actual results have historically been consistent with management’s estimates.

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

On February 1, 2007, we adopted FIN 48. See “Item 1. Financial Statements — Note 7. Income Taxes” for further information.

Results of Operations

Comparison of Quarters Ended October 31, 2008 and 2007

	Percentage of		Percentage
	Total Revenues		Change
	Three Months		Three Months
	Ended		Ended
	October 31,		July 31,
	2008	2007	2008 vs. 2007
Statements of Operations Data:
Revenues:
Product licensing	80%	66%	(30)%
Engineering services and maintenance	20	34	(91)
Hardware sales	--	--	(100)
Total revenues	100	100	(52)
Cost of revenues:
Product licensing	32	23	385
Engineering services and maintenance	11	17	(94)
Hardware sales	--	--	0
Total cost of revenues	43	40	(36)
Gross margin	57	60	(65)

Research and development	7	17	(70)
Sales and marketing	17	8	(40)
General and administrative	56	20	10
(Gain) loss on sale of assets	--	--	--
Restructuring	45	--	--
	125	46	(23)

Income (loss) from operations	(68)	15	(214)
Other income (expense), net	21	3	86
Income (loss) before income taxes	(47)	17	(172)
Provision (benefit)for income taxes	24	0	(900)
Net income (loss)	(71)%	17%	(143)%

Net Income

Our net loss in the third quarter of fiscal year 2009 was ($1.2) million, or ($0.06) per basic share and ( $0.06) per diluted share, compared to a net income of $1.3 million, or $0.07 per basis share and $0.07 per diluted share, in the third quarter of fiscal year 2008.

Revenues

Consolidated revenues were $1.6 million for the third quarter of fiscal year 2009, compared to $7.4 million for the third quarter of fiscal year 2008. Licensing revenues decreased $3.6 million in the third quarter of fiscal year 2009 due primarily to a decrease in block licensing revenue resulting from a decline in the demand for our technologies and services. Engineering services and maintenance revenues decreased $2.2 million, primarily as a result of the sale of our IP to KMC, resulting in the transfer of engineering and support staff to KMC and the termination of the development efforts being performed for KMC.

Cost of Revenues

Total cost of revenues were $0.7 million in the third quarter of fiscal year 2009, compared to $3.0 million in the third quarter of fiscal year 2008. Product licensing costs decreased $1.2 million in the period primarily due to the lower level of licensing revenues.  Engineering services and maintenance costs in the third quarter of fiscal year 2009 decreased $1.1 million compared to the third quarter of fiscal 2008 due to the transfer of employees to KMC.

Gross Margin

Our gross margin decreased to 57% in the third quarter of fiscal year 2009 compared with 60% in the third quarter of fiscal year 2008. The decrease in fiscal year 2009 was due primarily the higher ratio of third party technologies associated with this fiscal quarter’s licensing revenues compared to last year’s third fiscal quarter.

Operating Expenses

Total operating expenses for the third quarter of fiscal year 2009 decreased 39.4% to $2.0 million, compared with $3.4 million for the same period one year ago due mainly to the staffing reductions associated with the KMC transaction. As set forth more specifically below:

•
Research and development expenses decreased 90.3% to $0.1 million in the third quarter of fiscal year 2009 from $1.3 million in the comparable quarter of fiscal year 2008. The decrease in staffing that has occurred over the last fiscal year was the primary reason for the decline in research and development expenses.

•
Sales and marketing expenses decreased 55.9% to $0.3 million in the third quarter of fiscal year 2009 from $0.6 million in the comparable quarter of fiscal year 2008, due to lower sales and staffing reductions.

•
General and administrative expenses decreased  38.6%  to $0.9 million in the third quarter of fiscal year 2009 from $1.5 million in the comparable quarter of fiscal year 2008.   The decrease is result of the decreased executive staffing and a lower level of professional fees associated with the lower level of business activity.

•	Restructuring charges were $0.7 million in the third quarter of fiscal year 2009, primarily as a result of severance costs resulting from the reduction in staffing levels.

Income Taxes

The effective income tax rate was 52.1% for the third quarter of fiscal year 2009 compared to 0% for the third quarter of fiscal year 2008.  The increase in the effective income tax rate is primarily due to the reversal of the valuation allowance in the fourth quarter of fiscal 2008 and the gain on the sale recorded on the KMC transaction in fiscal year 2009.  The current quarter reflects a provision for income taxes that resulted from a change in the California tax code resulting in higher taxes on the gain recorded in the first quarter of this fiscal year.  In the prior year the tax provision was based primarily on the alternative minimum tax as there were net operating loss carryforwards and tax credits sufficient to offset profits, which minimized income tax expense.

Comparison of Nine Months Ended October 31, 2008 and 2007

	Percentage of		Percentage
	Total Revenues		Change
	Nine Months		Nine Months
	Ended		Ended
	October 31,		October 31,
	2008	2007	2008 vs. 2007
Statements of Operations Data:
Revenues:
Product licensing	$63%	$60%	$(41)%
Engineering services and maintenance	37	40	(47)
Hardware sales	--	--	(100)
Total revenues	100	100	(44)
Cost of revenues:
Product licensing	58	14	293
Engineering services and maintenance	20	26	(58)
Hardware sales	--	--	--
Total cost of revenues	78	40	22
Gross margin	22	60	(88)

Research and development	17	19	(45)
Sales and marketing	16	10	(15)
General and administrative	80	25	69
(Gain) loss on sale of assets	(401)	--	--
Restructuring	24	--	--
	(264)	54	(439)

Income from operations	285	6	--
Other income, net	11	3	27
Income before income taxes	296	9	6,286
Provision for income taxes	129	--	--
Net income	167%	9%	3,767%

Net Income

Our net income in the first nine months of fiscal year 2009 was $13.7 million, or $0.76 per basic share and $0.74 per diluted share, compared to a net income of $1.7 million, or $0.10 per basic share and $0.09 per diluted share, in the first nine months of fiscal year 2008.

Revenues

Consolidated revenues were $8.2 million for the first nine months of fiscal year 2009, compared to $19.1 million for the first nine months of fiscal year 2008. Licensing revenues decreased $6.2 million in the first nine months of fiscal year 2009 due primarily to a decrease in block licensing revenue resulting from a decline in the demand for the technologies we license. Engineering services and maintenance revenues decreased $4.6 million, primarily as a result of the sale to KMC at the end of the first quarter of fiscal year 2009.

Cost of Revenues

Total cost of revenues was $6.4 million in the first nine months of fiscal year 2009, compared to $7.7 million in the first nine months of fiscal year 2008. Product licensing costs increased $2.1 million in the first nine months of fiscal year 2009 over the first nine months of fiscal year 2008 as a result of a $2.4 million increase in the estimate of product licensing costs associated with the restructuring of two block licenses made in conjunction with the KMC sale in the first quarter and higher level of third party intellectual property contained in the licenses entered into during the first nine months of fiscal year 2009. Engineering services and maintenance costs in the first nine months of fiscal year 2009 were $1.7 million, compared to $4.9 million in the first nine months of fiscal year 2008.  The decrease was the result of the transfer of engineering resources to KMC with the resultant decrease in services revenues and costs.

Gross Margin

Our gross margin decreased to 21% in the first nine months of fiscal year 2009, compared with 60% in the first nine months of fiscal year 2008, due to the KMC sale. The decrease in fiscal year 2009 was primarily the result of the $2.4 million increase in product licensing costs and the higher third party licensing cost discussed above.

Operating Expenses

Total operating expenses, excluding the gain from the sale of operating assets of $32.9 million, for the first nine months of fiscal year 2009 increased 8.4% to $11.2 million, compared with $10.4 million for the same period one year ago due to increased general and administrative professional services expenses.

•
Research and development expenses decreased  60.8% to $1.4 million in the first nine months of fiscal year 2009 from $3.6 million in the first nine months of fiscal year 2008. The decrease in staffing that has occurred over the last fiscal year is the primary reason for the decline in research and development expenses.

•
Sales and marketing expenses decreased 30.3% to $1.3 million in the first nine months of fiscal year 2009 from $1.9 million in the first nine months of fiscal year 2008.   The decrease is due to lower sales and decrease in staffing.

•
General and administrative expenses increased 36% to $6.6 million in the first nine months of fiscal year 2009 from $4.8 million in the first nine months of fiscal year 2008.  Expenses were higher as a result of professional services associated with our due diligence efforts in the Prism acquisition and the success fees related to the KMC transaction.

•	Restructuring charges were $1.9 million in the first nine months of fiscal year 2009 as a result of the plan directed at reducing operating costs.

Income Taxes

Our effective income tax rate was 43.6% for the nine months ended October 31, 2008 compared to 0% for the nine months ended October 31, 2007. The increase in the effective income tax rate is primarily due to the KMC transaction in 2008.  In the prior year, the tax provision was based primarily on the alternative minimum tax as there were net operating loss carryforwards and tax credits to offset profits, which minimized our income tax expense.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to a variety of risks in investments, mainly a lowering of interest rates. The primary objective of our investment activities is to preserve the principal of our investments and to maintain a liquid level of investments to meet short term capital requirements for potential investment opportunities, while at the same time maximizing yields without significantly increasing risk. To achieve this objective, from time to time, we maintain our portfolio of cash equivalents in money market funds. Although we are subject to interest rate risks, we believe an effective increase or decrease of 10% in interest rate percentages would not have a material adverse effect on our results from operations.

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

Item 4 — Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Acting Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13(a)-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Acting Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures. Based on the foregoing our  Acting Chief Executive Officer and Chief Financial Officer concluded that, as of end of the period covered by this report, our disclosure controls and procedures were not effective at ensuring that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded processed, summarized, and reported as required in applicable SEC rules and forms because of the deficiency in internal controls over financial reporting described below.  Management has determined that this deficiency constitutes a material weakness in our internal controls over financial reporting.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Although we intend to continue operations as a licensor of  imaging and networking technologies to the digital document market, our primary assets after consummating the transaction with KMC consist of cash and cash equivalents and licenses to use intellectual property owned by others. As a result, we may encounter unanticipated difficulties or challenges in continuing operations and our cash flows and revenues may be materially adversely impacted. If we are unable to address and overcome such difficulties or challenges, we may encounter unexpected requirements for capital resources that may negatively impact our pursuit of possible investment opportunities.

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

 The failure of any bank in which we deposit funds could significantly reduce the amount of cash we have available for our corporate and business purposes.

We maintain a portfolio of cash equivalents in various money market funds. Although we have diversified our holdings in several banking institutions, our money market funds may be uninsured and therefore subject to loss or total forfeiture. Banking institutions are subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by the current financial and credit crisis and bankruptcies which have affected various sectors of the financial markets and led to global credit and liquidity issues. If any of the banking institutions in which we have deposited funds ultimately fails or freezes redemptions of money market accounts, we may lose part or all of our money market investments. The loss of part or all of our money market investments could significantly reduce the amount of cash we have available for our corporate and business purposes, which would materially and adversely affect our operations.

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

During the third quarter of fiscal year 2009, two customers, Novell and Seiko Epson,  each generated greater than 10% of our revenues, and collectively contributed 72% of revenues for the quarter. Perpetual and block licenses for the same time period were 37% of the revenues of the Company.   During the third quarter of fiscal year 2008, four customers, Konica Minolta, KMC, Panasonic, and Okidata,  each generated greater than 10% of our  revenues and collectively contributed 81% of such revenues.   Perpetual and block licenses for the same time period were 54% of our revenues.

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

Our success depends to a significant degree upon the continuing contributions of our senior management. Management and other employees may voluntarily terminate their employment with us at any time upon short notice. The loss of key personnel could harm our business. We believe that our future success will depend in  part on our ability to retain highly-skilled engineering, managerial and sales personnel. Competition for such personnel is intense, and we may not be successful in retaining such personnel. Failure to retain key personnel could harm our ability to carry out our business strategy.  Presently, we have five members of executive management and eleven other employees. [Please confirm whether these numbers are still accurate]

Our stock price may experience extreme price and volume fluctuations.

Our common stock has experienced price volatility. In the 90-day period ending October 31, 2008, the closing price of our stock ranged from $1.54 per share to $1.92 per share. Such price volatility may occur in the future. Factors that could affect the trading price of our common stock include:

•	macroeconomic conditions, including the ongoing global financial crisis affecting the banking system and financial markets;

•	actual or anticipated fluctuations in quarterly results of operations;

•	announcements of new products or significant technological innovations by us or our competitors;

•	developments or disputes with respect to proprietary rights;

•	losses of major OEM customers;

•	general trends in the industry;

•	overall market conditions and other factors;

•	change in executive management; and

•	other risk factors described herein.

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

     As a result of substantial efforts associated with the closure of the KMC asset sale and the increases activities associated with Prism acquisition that was terminated we did not maintain effective controls over the estimates for product licensing costs for restructured block licenses. Our controls were not adequate to assure that the proper third party license agreement was utilized in the calculation of future license costs.  Although this did not result in a material adjustment in the current period, a lack of controls in area could result in a material misstatement.  Management has implemented steps in the current quarter to improve this process including the detail review by the Chief Financial Officer and the contracts administrator of all product licensing calculations and related agreements.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 — Defaults Upon Senior Securities.

None.

Item 4 — Submission of Matters to a Vote of Security Holders.

None.

Item 5— Other Information.

None.

Item 6 — Exhibits.

EXHIBIT 10.1(1)	Severance Agreement*

EXHIBIT 31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contracts or compensatory plan or arrangement.

 (1) Previously filed in the Company’s Current Report on Form 8-K, filed October 14, 2008, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Peerless Systems Corporation

By:	/s/ William R. Neil
Acting Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Chief Financial Officer)

Date: December 11, 2008

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

EXHIBIT 10.1(1)	Severance Agreement*

EXHIBIT 31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contracts or compensatory plan or arrangement.

 (1) Previously filed in the Company’s Current Report on Form 8-K, filed October 14, 2008, and incorporated herein by reference.