Form 10-K
period 2009-01-31
PEERLESS SYSTEMS CORP
filed 2009-05-01
CIK 897893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to

Commission file number: 000-21287
Peerless Systems Corporation
(Exact Name of Registrant as Specified in Its Charter)
Delaware	95-3732595
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
2381 Rosecrans Avenue, El Segundo, CA	90245
(Address of Principal Executive Offices)	(Zip Code)
(310) 536-0908
 (Registrant’s telephone number, including area code )
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No  ☑

The aggregate market value of the registrant’s common equity held by non-affiliates was approximately $30,338,329 as of April 21, 2009, based upon the last sale price of our common stock on the Nasdaq Capital Market on such date.

The number of shares of Common Stock outstanding as of April 21, 2009 was 16,860,183.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders expected to be held on June 5, 2009, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended January 31, 2009.

TABLE OF CONTENTS

PART I	1
Item 1. Business	1
Item 1A. Risk Factors	7
Item 1B. Unresolved Staff Comments	12
Item 2. Properties	12
Item 3. Legal Proceedings	12
Item 4. Submission of Matters to a Vote of Security Holders	13
PART II	14
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
Item 6. Selected Financial Data	15
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	23
Item 8. Financial Statements and Supplementary Data	23
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	23
[Item 9A. Controls and Procedures	23
Item 9B. Other Information	25
PART III	25
Item 10. Directors, Executive Officers and Corporate Governance	25
Item 11. Executive Compensation	25
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	25
Item 13. Certain Relationships and Related Transactions, and Director Independence	25
Item 14. Principal Accountant Fees and Services	26
PART IV	25
Item 15. Exhibits and Financial Statement Schedules	27
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS	F-1

EXHIBIT 21.1   Registrant’s Wholly-Owned Subsidiaries
EXHIBIT 23.1   Consent of Independent Registered  Public Accounting Firm
EXHIBIT 31.1   Certification of Chief Financial Officer an Acting Chief Executive Officer
EXHIBIT 32.1   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

FORWARD-LOOKING STATEMENTS

Statements made by us in this report and in other reports and statements released by us that are not historical facts may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are necessarily estimates reflecting the judgment of our senior management based on our current estimates, expectations, forecasts and projections and include comments that express our current opinions about trends and factors that may impact future operating results. Disclosures that use words such as “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect,” “project” or the negative of these, as well as similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievement, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors which could cause results to differ materially from management’s expectations throughout this report and specifically under the caption “Risk Factors” in Part I, Item 1A below. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below.

We intend that the forward-looking statements included herein be subject to the above-mentioned statutory safe harbor. Investors are cautioned not to rely on forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise.

PART I

Item 1. Business

Company Overview

Peerless Systems Corporation (refereed to herein as “Peerless,” the “Company,” “we,” “our” or “us”) licenses and sells imaging and networking technologies and components to the digital document markets, which include original equipment manufacturers (“OEMs”) of color and monochrome printers and multifunction office products.  We license software-based imaging and networking technology for controllers in embedded, attached and stand-alone digital document products such as printers, copiers, and multifunction products (“MFPs”) of OEMs.

On April 30, 2008, we sold certain assets to Kyocera-Mita Corporation (“KMC”).  Since then, we have reduced our focus on our historical business and are seeking to use our substantial cash reserves to pursue opportunities that enhance shareholder value.

We were incorporated in California in 1982 and reincorporated in Delaware in September 1996.

Historically, we developed controller products and applications for sale to OEMs. In order to process digital text and graphics, digital document products rely on a core set of imaging software and supporting electronics, collectively known as a digital imaging system. Digital document products include monochrome (black and white) and color printers, copiers, fax machines and scanners, as well as MFPs that perform a combination of these imaging functions. We license this technology, entered into development agreements and marketed these solutions directly to OEM customers including Konica Minolta, KMC, Oki Data, Panasonic, Ricoh, and Seiko Epson. Our embedded application solution offerings also incorporate imaging and networking technologies developed internally or licensed from third parties.

On April 30, 2008, we completed a transaction with KMC, whereby we sold substantially all of our intellectual property (“IP”) to KMC, licensed most of this IP back from KMC, transferred to KMC thirty eight of our employees, sublet to a KMC subsidiary certain office space and terminated substantially all of our prior revenue generating agreements with KMC (collectively, the “KMC Transaction” or “Asset Sale”).  As consideration, KMC assumed certain of our liabilities, and paid us approximately $37.0 million, less a holdback amount of $4.0 million relating to potential indemnification obligations.

On January 30, 2009, the company terminated its lease to certain properties in El Segundo, California.  This lease had more than 7 years remaining on its term with a potential cost to the Company in excess of $10,000,000.  As consideration, the Company agreed to pay the landlord a termination fee of approximately $2.4 million and to forfeit its security deposit in the amount of $110,000.   In addition, the Company terminated its obligations with respect to the property that the Company had subleased to a KMC subsidiary.  This property is now being leased directly from the landlord to a KMC subsidiary.

We have cash reserves of $44.7 million, resulting from our prior development agreement with KMC, the licensing revenue from our other customers, and the sale of substantially all of our intellectual property to KMC.  We are seeking to use these reserves to pursue opportunities that enhance shareholder value. We are engaged in efforts to identify investment opportunities that offer compelling prospects for growth and profitability.  We continue to identify and evaluate a number of investment candidates.  We have also retained a consultant to assist the Board in identifying investment opportunities.  In the interim, we are managing our cash reserves to maximize capital preservation in the current economic environment.   (See “Strategic Transactions” and “Interim Investment Strategy” under “Strategy for Business” below.)

Services Provided

Following the transaction with KMC, our primary business is licensing software-based imaging and networking systems for the digital document product marketplace. Licensing revenues were 69%, 63% and 65% of total revenues in fiscal years 2009, 2008 and 2007, respectively.  Engineering services and maintenance revenues were 31%, 36% and 34% of total revenues in fiscal 2009, 2008 and 2007, respectively.  We offer engineering and maintenance services to OEMs in support of our licensed software.

Customers

We currently derive substantially all of our revenues from direct sales to digital document software product OEMs.  Four of our customers, Konica Minolta, KMC, Novell Inc. (“Novell”) and Seiko Epson, each generated more than 10% of our total revenues for fiscal year 2009. Revenues from our top four customers accounted for 87% and 66% of our total revenues for fiscal years 2009 and 2008, respectively. In addition we have sublicense agreements with Adobe and Novell, which have generated substantial revenues for us.  We anticipate that our future revenues may be similarly concentrated with a limited number of customers.  With the consummation of the KMC Transaction, substantially all of our prior revenue-generating agreements with KMC were terminated.   KMC may continue from time to time to sublicense third party technology from us.

Our largest customers (greater than 10% of our total revenues) vary to some extent from year to year as product cycles end, contractual relationships expire and new products and customers emerge.  Our largest customers have accounted for $9.1 million, $12.2 million and $15.2 million of our revenues for fiscal years 2009, 2008 and 2007, respectively.

Our licensing arrangements with our customers are based on the number of products including our technology shipped by these customers and the life cycles of these products.   Because we generate a large percentage of our revenues from a small number of customers and a few products, any loss of these customers or products would have a material adverse impact on our results of operations.   (See “Item 1A-Risk Factors –The future demand for our products is uncertain”)

Market Segments and Geographic Areas

In our historical business, we have sold our products and services to OEMs which produce products for the enterprise and office sector of the digital document product market, which is characterized by digital document products ranging in price from approximately $500 to $1,000 each at the low end, to more than $50,000 at the high end.  These products typically offer high performance, differentiated by customized features.  As a result of these unique requirements, we typically address the office sector of the digital document product market via direct OEM relationships with individual digital document product manufacturers.  Our major customers in the office market in the fiscal year 2009 included Konica Minolta, Oki Data, Panasonic, RISO and Seiko Epson.

Since the majority of our OEM customers are primarily companies headquartered in Japan, revenues from customers outside the United States accounted for 79%, 90%, and 91% of our total revenues in fiscal years 2009, 2008, and 2007, respectively.  These customers have sold products containing our technology primarily in the North American, Japanese, and European marketplaces.  See Note 11 to the Consolidated Financial Statements, included herein, for revenues by geographical region for the last three fiscal years.

All of our contracts with international customers are denominated in U.S. dollars, and we expect this to continue. As a result, we do not incur material foreign currency transaction costs in our business.

Industry Overview

The document imaging industry has rapidly changed.  Historically, most electronic imaging products in the office environment have been stand-alone, monochrome machines, which were dedicated to a single print, copy, fax or scan function.  Today’s imaging products combine printer, fax and, scan functions in a single color MFP or All-in-One (“AiO”) devices.  These rapid changes in technology and end-user requirements have created new opportunities and challenges for digital document product manufacturers.  These challenges include customer expectations for higher performance products at lower prices as well as the desire and ability of product manufacturers to develop more and more technology in-house.

Technology

Digital Imaging Products.  Peerless offers software-based embedded imaging components to OEMs of printers and MFPs.  These imaging components increase the performance, image quality and network connectivity while lowering the overall device cost.  Our offerings to our customers include, among other things, the following products which we licensed back from KMC after the Asset Sale:

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

Before the KMC Transaction, our technologies generated a significant number of sales as stand alone solutions.  However, we have established relationships that permit us to offer complementary technologies developed by other third parties, including Adobe and Novell, to our customers in bundled or single sales.  This concept of bundling our technologies with third parties has allowed us to realize more sales opportunities over recent years.  Since 1999, we have been a sublicensor of Adobe PostScript, which resulted in the expansion of the application and integration of the proprietary technologies we developed. However, our agreement with Adobe expires on March 31, 2010 and we are uncertain if this agreement will be renewed.

Strategy for Business

In 2007, we developed and implemented a strategy designed to address declining demand for our core imaging technologies from our traditional OEM customer base.  The strategy called for the reduction of expenses to better match anticipated revenue; strengthening and maximizing the value of core technologies, and expanding our business through mergers and/or acquisitions.  As part of our strategy going forward, we are continuing to implement the following:

Reduction of Expenses.  We will continue to manage our business in a manner that aligns our operating expenses with our ongoing revenue streams.

Maximizing Value of Core Technologies.  We will continue to license and provide service to our current and potential new OEM customers.  We will continue to market our traditional embedded IP and any new product offerings in which we may participate going forward.

Strategic Transactions.  We are exploring opportunities to deploy our cash reserves into businesses where we believe we have a strategic advantage.   We are engaged in efforts to identify investment opportunities that offer compelling prospects for growth and profitability.  We are continuing to identify and evaluate a number of investment candidates on an ongoing basis.  Our focus is not limited to the digital imaging environment, nor is there a focus on the technology segments of the market. We are primarily targeting candidates:

∙  located in the U.S;

∙  with an enterprise value of $50 to $150 million;

∙  with a minimum of $5 million of EBITDA;

∙  in industries other than life insurance,  real estate development and oil and gas exploration and development;

∙  with managers who are talented, hard-working and trustworthy and whose interests align with our stockholders;

∙  in industries that enjoy high barriers to entry, have weak competition, offer products with few close substitutes, and have limited supplier power and/or strong franchise value with customers, because we believe these companies will have higher profit margins than their peers;  and

∙  that have proven business models, are profitable and have demonstrated growth potential.

We are avoiding companies that are in decline or that we believe have little potential for additional growth.  The foregoing criteria are general guidelines that the Board has established in seeking a strategic transaction. However, the Board may determine to pursue any transaction that it determines is in the best interest of the Company and its stockholders, whether or not it meets such guidelines.

We will value companies based upon assets or a multiple of operating income or EBITDA, and not a multiple of revenue.  We have also retained a consultant to assist the Board in identifying investment opportunities.

Interim Investment Strategy.  The primary objective of our investment activities is to preserve the principal of our investments and to maintain a liquid level of investments to meet short term capital requirements for potential investment opportunities, while at the same time maximizing yields without significantly increasing risk.  To achieve this objective, from time to time, we maintain a portfolio of cash equivalents, fixed rate debt instruments of federal, state and local governments and high-quality corporate issuers and short-term investments in money market funds.  We are exposed to a variety of risks in investments, mainly a lowering of interest rates.  However, we believe an effective increase or decrease of 10% in interest rate percentages would not have a material adverse effect on our results from operations.

 Intellectual Property and Proprietary Rights

We protect our proprietary rights through a combination of, among other things, trade secret, copyright and trademark laws, as well as the early implementation and enforcement of nondisclosure and other contractual restrictions.

As part of the KMC Transaction, we sold substantially all of our intellectual property, including all of our patents, to KMC and licensed this IP back from KMC on a nonexclusive, worldwide, perpetual and royalty free basis, subject to certain restrictions.  In the KMC Transaction, we retained certain of our customized intellectual property that had been previously integrated into products we licensed to third parties or specifically created for our customers (other than KMC) after December 7, 2007.

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

As the number of patents, copyrights, trademarks and other intellectual property rights in our industry increases, products using our technologies increasingly may become the subject of infringement claims.  There can be no assurance that third parties will not assert infringement claims against us in the future.  Any such claims, regardless of merit, could be time consuming, divert the efforts of our technical and management personnel from productive tasks, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements.  Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, which could have a material adverse effect on our operating results.  In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights.  Litigation to determine the validity of any claims, whether or not such litigation is determined in favor of us, could result in significant expense to us and divert the efforts of our technical and management personnel from productive tasks.  We may lack sufficient resources to initiate a meritorious claim.  In the event of an adverse ruling in any litigation regarding intellectual property, we may be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology, or obtain licenses to infringing or substituted technology.  The failure of us to develop or license on acceptable terms a substitute technology, if required, could have a material adverse effect on our operating results.  See “Item 1A Risk Factors”

Competition

The market for outsourced imaging systems for digital document products is highly competitive and characterized by continuous pressure to enhance performance, add functionality, reduce costs and accelerate the release of new products. We compete on the basis of the set of core technologies we sublicense from third parties, technology expertise, product functionality, development time and price. Our technology and services primarily compete with solutions developed internally by OEMs. Virtually all of our OEM customers have significant investments in their existing solutions and have the substantial resources necessary to enhance existing products and to develop future products. These OEMs have or may develop competing imaging system technologies and may implement these systems into their products, thereby replacing our current or proposed technologies, eliminating the need for our services and products and limiting future opportunities for us. In fact, OEMs have increasingly been shifting away from third party solutions in favor of in-house development. Therefore, we are required to persuade these OEMs to outsource the development of their imaging systems and to provide products and solutions to these OEMs that favorably compete with their internally developed products. We have experienced increased difficulty in these efforts. We will continue to offer products, services and time-to-market advantages in a selected fashion while targeting unique opportunities that we believe exceed what the OEMs are capable of doing by using their own internal resources. The transaction with KMC limits the types of projects that we will attempt; however, we believe that opportunities still exist. We also compete with software and engineering services provided in the digital document product marketplace by other systems suppliers to OEMs. In this regard, we compete with, among others, Electronics for Imaging Inc., Primax Corporation (formerly known as Destiny Technology Corporation), Global Graphics Software Ltd., SOFHA GmbH, Software Imaging and Zoran Corporation (formerly Oak Technologies). Our networking and security products compete with, among others, Silex Technology Inc, SafeNet Inc., and RSA, a division of EMC Corporation.

Employees

As of January 31, 2009, we had a total of 9 employees.  None of our employees are represented by a labor union, and we have never experienced any work stoppage.  We believe we have good relations with our employees.

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

Item 1A.  Risk Factors

Our short and long term success is subject to many factors that are beyond our control.  Stockholders and prospective stockholders in the Company should consider carefully the following risk factors, in addition to the information contained in this report.  This Annual Report on Form 10-K contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act and Section 21 of the Exchange Act, which are subject to a variety of risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below.  (See “Forward Looking Statements” above.)

As a result of completing the asset sale with KMC, we may encounter difficulties in leveraging our remaining assets and continuing operations at a profitable level.

Although we intend to continue operations as a provider of advanced imaging and networking technologies and components to the digital document market, our primary assets after consummating the transaction with KMC consist of licenses to use intellectual property owned by others.  As a result, we may encounter unanticipated difficulties or challenges in continuing operations and our cash flows and revenues may be materially adversely impacted.  If we are unable to address and overcome such difficulties or challenges, it may materially affect our cash flows and we may not be successful with our new business structure.

We have certain indemnification obligations under the Asset Purchase Agreement with KMC that might result in us not receiving all of the proceeds of the asset sale.

Under the Asset Purchase Agreement, the $37.0 million purchase price for is subject to a holdback amount of $4.0 million for our potential indemnification obligations under the agreement.  If we are required to satisfy a claim for indemnification to KMC or certain of its affiliates as a result such obligations, we may not receive all of the proceeds from the asset sale.

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

We anticipate investing in and/or acquiring the assets or businesses of other companies as part of our current growth strategy.  Potential risks involved in such transactions include lack of necessary capital, the inability to satisfy closing conditions, failure to identify suitable business entities for acquisition, the inability to successfully integrate such businesses into our operations, and the inability to make acquisitions on terms that we consider economically acceptable. To successfully integrate any  acquisition, we would need to invest in operational, financial and management information systems and to attract, retain, motivate and effectively manage our employees.  The inability to effectively manage the integration of acquisitions could reduce our focus on subsequent acquisitions and current operations, which, in turn, could negatively impact our earnings and growth.  In addition, even if we do invest in or acquire other companies, there is no guarantee that such transactions will be successful in producing revenue or profits.

We may be subject to further government regulation, including the Investment Company Act of 1940, which could adversely affect our operations.

Although we are subject to the reporting requirements under the Exchange Act, management does not believe that we are subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”) at this point in time.  If we are required to register as an investment company in the future we could incur significant registration and compliance costs.  To date, we have not obtained a determination from the SEC as to our status under the Investment Company Act.  In the future, the SEC could determine us to be an unregistered investment company, which could subject us to significantly heightened regulatory requirements that would likely, in the aggregate, have material adverse consequences on our business.

The Adobe License Agreement is to expire on March 31, 2010, and we are uncertain if this agreement will be renewed.

We have a licensing agreement with Adobe Systems Incorporated to bundle and sublicense its licensed products with our licensed software.  The term of the Adobe Agreement is set to expire on March 31, 2010 and we are uncertain if this agreement will be renewed.  If we fail to replace the revenue derived from the Adobe License Agreement our operating results will be materially adversely impacted.  See “Notes to Consolidated Financial Statements, Note 13. Risks and Uncertainties – Concentration of Credit Risk.”

We receive a substantial portion of our revenues from a limited number of customers and any adverse change in our relationships with those customers will materially harm our business.

A limited number of OEM customers continue to provide a substantial portion of our revenues.  Presently, there are only a small number of OEM customers in the digital document product market to which we can market our technology and services.  Therefore, our ability to offset a significant decrease in the revenues from a particular customer or to replace a lost customer is severely limited.

During fiscal year 2009, four customers, Konica Minolta, KMC, Novell and Seiko Epson each generated greater than 10% of our revenues, and collectively contributed 87% of revenues for the year.  Block licenses for the same time period were 45% of the Company’s revenue.

Along with our OEM customers and third party technology suppliers, we face increasingly intense competition within our industry, which is applying significant downward pricing pressure on products and services.  As a result, our OEM customers and third party technology suppliers continue to seek lower cost alternatives for their engineering needs.  Some of our OEM customers and third party technology suppliers, including Adobe, have developed extensive offshore operations in countries such as India, that are capable of delivering lower cost solutions than we are able to deliver as of today.  The ability of our OEM customers and third party technology suppliers to provide the same services at a lower cost may result in them no longer needing our services, as well as being in direct competition with us by providing the same services at a lower cost to our other customers.  This may result in us losing some of our customers and may have a material adverse effect on our business, results of operations and future cash flows.  See “Financial Statements – Note 13  Risks and Uncertainties.”

We are involved in a contract dispute, which, if not remedied, could result in the loss of the Adobe agreement and could harm our business.

We are party to a PostScript sublicense with Canon Inc., effective as of April 1, 2001.  The sublicense did not include several terms required to be included in all OEM sublicenses by our license with Adobe.  Although Adobe has indicated to us that it has no current intention to pursue claims for alleged breach of the Adobe Peerless PostScript Sublicensing Agreement, Adobe has not agreed to waive the requirement that the missing terms be included in the Canon sublicense.  To date, we have been unable to amend the Canon sublicense in a manner acceptable to both Canon and Adobe.  Furthermore, there is no assurance that we will be able to resolve the issues in a manner acceptable to both Adobe and Canon.  Thus, Adobe may exercise its right to terminate its license agreement with us and take other legal action against us, if it so chooses.  Termination of the Adobe agreement would have a material adverse effect on our future operating results.  Approximately 54% of our revenues for the twelve months ended January 31, 2009 were derived from our licensing arrangement with Adobe.

If we are not in compliance with our license agreements, we may lose our rights to sublicense technology; our competitors are aggressively pursuing the sale of licensed third party technology.

We currently sublicense third party technologies to our OEM customers, which sublicenses accounted for $7.9 million and $12.2 million in revenue in fiscal 2009 and 2008, respectively.  Such sublicense agreements are non-exclusive.  If we are determined not to be in compliance with the agreements between us and our licensors, we may forfeit our right to sublicense these technologies.  Likewise, if such sublicense agreements expire, we would lose our right to sublicense the affected technologies.  Additionally, the licensing of these technologies has become very competitive, with competitors possessing substantially greater financial and technical resources and market penetration than us.  As competitors are pursuing aggressive strategies to obtain similar rights as held by us to sublicense these third party technologies, there is no assurance that we can remain competitive in the marketplace if one or more competitors are successful in this strategy.

Our licensing revenue is subject to significant fluctuations which may materially and adversely affect our operating results.

Our recurring licensing revenue model has shifted from per-unit royalties paid upon OEM shipment of our product and guaranteed quarterly minimum royalties to a model that results in revenues associated with the sale of block and perpetual licenses.  The reliance on block licenses has occurred due to aging OEM products in the marketplace, OEM demands in negotiating licensing agreements, reductions in the number of OEM products shipping and a product mix that changed from object code licensing arrangements to SDKs.  Revenues may continue to fluctuate significantly from quarter to quarter as the number of opportunities vary, if the signing of block licenses are delayed or the licensing opportunities are lost to competitors.  Any of these factors could have a material adverse effect on our operating results.

The future demand for our products is uncertain.

Our licensing arrangements with our customers are based on the number of products including our technology shipped by these customers and the life cycles of these products.   Because we generate a large percentage of our revenues from a small number of customers and a few products, any loss of these customers or products would have a material adverse impact on our results of operations. There has been a general decline in the rates of growth for the monochrome work group printer and MFP market segments in which we are engaged.  For those product platforms that do utilize the software we license, the competition has increased and we have experienced significant downward price pressure.  As a result of this, OEM demand for our solutions has declined.  This decline occurred in some cases because the OEMs perceived that our solutions did not meet their technical requirements.  In other cases it occurred because the OEMs either developed the technology themselves or utilized lower cost offshore software competitors.  Although we continue to license our current technology and products to certain OEMs, there can be no assurance that the OEMs will continue to need or utilize the products and technology we currently offer.

The industry for imaging systems for digital document products involves intense competition and rapid technological changes, and our business may suffer if our competitors develop superior technology.

We anticipate increasing competition for our color products, particularly as new competitors develop and sell competing products.  Some of our existing competitors, many of our potential competitors, and virtually all of our OEM customers have substantially greater financial, technical, marketing and sales resources than we have.  Furthermore, we are not investing in technology to update our products.  If price competition increases, competitive pressures could require us to reduce the amount of royalties received on new licenses and to reduce the cost of our engineering services in order to maintain existing business and generate additional product licensing revenues.  This reduction could decrease profit margins and result in losses and a decrease in market share. We cannot guarantee that we have the ability to compete favorably with the internal development capabilities of our current and prospective OEM customers or with other third party digital imaging system suppliers and the failure to compete effectively would have a material adverse effect on our operating results.

If we fail to adequately protect intellectual property or face a claim of intellectual property infringement by a third party, we could lose our intellectual property rights or be liable for damages.

We protect our proprietary rights in a number of ways, including, but not limited to, trade secret, copyright and trademark laws, early implementation and enforcement of nondisclosure and other contractual restrictions.

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

We rely on the services of our executive officers, whose knowledge of our business and industry would be extremely difficult to replace.

Our success depends to a significant degree upon the continuing contributions of our management.  Management may voluntarily terminate their employment with us at any time upon short notice.  The loss of key personnel could harm our business.  Failure to retain key personnel could harm our ability to carry out our business strategy and compete with other companies.

Our international activities may expose us to risks associated with international business.

We are substantially dependent on our international business activities.  Risks inherent in these international business activities include:

•	changes in the economic condition of foreign countries;

•	the imposition of government controls;

•	tailoring of products to local requirements;

•	trade restrictions;

•	changes in tariffs and taxes;

•	the burdens of complying with a wide variety of foreign laws and regulations; and

•	major currency rate fluctuations, which may affect demand for our products,

any of which could have a material adverse effect on our operating results.

If we are unable to adapt to international conditions, our business may be adversely affected.

Failure to maintain our Nasdaq listing would adversely affect the trading price and liquidity of our common stock.

If we are not able to maintain compliance with Nasdaq’s listing requirements, our common stock may be subject to removal from listing on the Nasdaq Capital Market.  Trading in our common stock after a delisting, if any, would likely be conducted in the over-the-counter markets in the so-called “pink sheets” or the Over-The-Counter Bulletin Board and could also be subject to additional restrictions.  As a consequence of a delisting, our stockholders would find it more difficult to dispose, or obtain accurate quotations as to the market value, of our common stock.  In addition, a delisting would make our common stock substantially less attractive as collateral for margin and purpose loans, for investment by financial institutions under their internal policies or state legal investment laws or as consideration in future capital raising transactions.

If we fail to maintain an effective system of internal control over financial reporting or discover material weaknesses in our internal control over financial reporting or financial reporting practices, we may not be able to report our financial results accurately or detect fraud, which could harm our business and the trading price of our stock.

Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud.  We are required to periodically evaluate the effectiveness of the design and operation of our internal controls.  These evaluations may result in the conclusion that enhancements, modifications or changes to our internal controls are necessary or desirable.  As we previously noted in connection with the material weakness that we disclosed as of July 31, 2008, which was remedied, while management evaluates the effectiveness of our internal controls on a regular basis, we cannot provide absolute assurance that these controls will always be effective or any assurance that the controls, accounting processes, procedures and underlying assumptions will not be subject to revision.  There are also inherent limitations on the effectiveness of internal controls and financial reporting practices, including collusion, management override, and failure of human judgment.  Because of this, control procedures and financial reporting practices are designed to reduce rather than eliminate business risks.  If we fail to maintain an effective system of internal control over financial reporting or if management or our independent registered public accounting firm were to discover material weaknesses in our internal control over financial reporting (or if our system of controls and audits results in a change of practices or new information or conclusions about our financial reporting), we may be unable to produce reliable financial reports or prevent fraud and it could harm our financial condition and results of operations and result in loss of investor confidence and a decline in our stock price.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

We sublease approximately 2,000 square feet for our headquarters in El Segundo, California.  Our lease expires in 2011.

Item 3.  Legal Proceedings

The Company is involved in various routine legal proceedings incidental to the conduct of its business in the ordinary course.  In accordance with SFAS No. 5, “Accounting Contingencies,” the Company records a provision for a liability when management believes that it is probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss.  The Company does not believe there is a need for such a provision at this time.  The Company reviews these provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal year 2009.

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

	Fiscal Year Ended January 31,
	2009		2008
Quarter	High	Low	High	Low
First	$2.37	$1.71	$3.52	$1.86
Second	$2.14	$1.75	$3.70	$2.02
Third	$1.95	$1.46	$3.01	$2.01
Fourth	$2.06	$1.60	$2.85	$1.69

The closing price of our common stock on the Nasdaq Capital Market on April 21, 2009 was $1.80.  Stockholders are urged to obtain current market quotations for our common stock.  As of April 21, 2009, there were approximately 96 holders of record of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The information included under Item 12 of Part III of this report is hereby incorporated by reference into Item 5 of this report.

Dividend Policy

We have not declared or paid any cash dividends on our common stock during any period for which financial information is provided in this Annual Report on Form 10-K.  We are currently evaluating options concerning our cash resources, including but not limited to, cash dividends, distribution of capital, investment opportunities and acquisition of or merger with another company or a combination of any one of these or other options.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
 AMONG PEERLESS SYSTEMS CORPORATION,
 NASDAQ MARKET INDEX (U.S.) AND HEMSCOTT GROUP INDEX

ASSUMES $100 INVESTED ON FEB. 1, 2004
 ASSUMES DIVIDEND REINVESTED
 FISCAL YEAR ENDING JAN. 31, 2009

Share Repurchases by the Company during the Fourth Quarter of 2009

The following table indicates the Company’s repurchases of common stock during the fourth quarter of 2009 on a month-by-month basis.   All of these purchases were made under the Company’s share repurchase program announced July 16, 2008.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
November 1, 2008 - November 30, 2008	283,612	$1.89	1,305,083	694,917

December 1, 2008 - December 31, 2008	82,965	$1.91	1,388,048	611,952

January 1, 2009 - January 31, 2009	74,850	$1.80	1,462,898	537,102

Total	441,427	$1.88	1,462,898	537,102

Item 6.  Selected Financial Data

The statement of operations data for the fiscal years ended January 31, 2009, 2008, 2007, and the balance sheet data at January 31, 2009 and 2008 are derived from, and should be read in conjunction with, the Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K.  The data set forth below (in thousands, except per share data) are qualified in their entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto included in this Annual Report on Form 10-K.
	Years Ended January 31,
	2009	2008	2007	2006	2005
	(In thousands)
Statement of Operations Data:
Net sales	$10,406	$28,443	$33,383	$36,157	$23,078
Income (loss) from operations	22,467	4,345	2,841	4,347	(5,677)
Net income (loss)	17,619	10,147	3,286	4,314	(5,805)
Basic earnings (loss) per share	0.99	0.59	0.19	0.26	(0.37)
Diluted earnings (loss) per share	0.97	0.56	0.17	0.23	(0.37)

	Years Ended January 31,
	2009	2008	2007	2006	2005
	(In thousands)
Balance Sheet Data:
Total assets	$51,633	$33,230	$23,601	$20,034	$12,647
Long-term obligations	1,511	551	459	275	418

Selected Quarterly Financial Data (Unaudited):

	Year Ended January 31, 2009				Year Ended January 31, 2008
	(In thousands)
Quarter	Fourth	Third	Second	First	Fourth	Third	Second	First
Net sales	$2,199	$1,632	$3,341	$3,234	$9,325	$7,429	$6,942	$4,747
Gross margin	1,367	936	1,684	(858)	7,093	4,468	4,785	2,204
Gross margin %	62.19%	57.35%	50.40%	(26.53)%	76.06%	60.14%	68.93%	46.43%
Income (loss) from operations	$(956)	$(1,117)	$(1,192)	$25,731	$3,264	$1,081	$1,049	$(1,048)
Net income (loss)	$3,941	$(1,163)	$(517)	$15,357	$8,484	$1,279	$1,213	$(829)
Basic earnings (loss) per share	0.23	(0.06)	(0.03)	0.87	0.49	0.07	0.07	(0.05)
Diluted earnings (loss) per share	0.23	(0.06)	(0.03)	0.84	0.47	0.07	0.07	(0.05)

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

The following should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in this Annual Report on Form 10-K.

Highlights

During fiscal year 2009, we have experienced the following significant changes:

•
During the first quarter ended April 30, 2008, we realized a net pre-tax gain of $32.9 million upon the sale of substantially all of our assets to KMC.  We continue to experience a downturn in revenue due to lower demand for the technology we offer from year to year.  Consolidated revenues declined 63.4% from the third quarter of fiscal year 2009.  Product licensing revenues decreased 59.9% as a result of a decrease in block licensing revenue.  Engineering services and maintenance revenues declined 69.3%, as 44% of our engineering work force was transferred to KMC on April 30, 2008 as part of the sale to KMC. The transaction was primarily due to downward pricing pressures arising from an increasingly competitive global market, as well as substantial pressure on our OEM customers to consolidate.  The sale to KMC and the financial resources that it has provided  is allowing us to pursue opportunities outside the imaging marketplace.   The overall decrease in our revenues was primarily attributable to declines in the demand for our technologies, third party technologies that we license to sell and the requirement for traditional engineering services.

•
We have significantly reduced our staffing levels while striving to achieve the goals of properly supporting our existing customer base and meeting the requirements of a publicly traded company.   We have reduced our staffing levels to a total of 9 as of March 31, 2009.  This represents a 81% staff reduction from the levels that existed immediately after the KMC Transaction.

•
We have significantly reduced our facilities cost by terminating the leases for 10,756 square feet in Kent Washington and 28,244 square feet in El Segundo, California.  We have sublet 2,055 square feet for our headquarters resulting in savings of approximately $0.9 million in annual rental costs.

•
In 1999, we entered into a PostScript Software Development License and Sublicense Agreement, or the Adobe License Agreement, with Adobe that expanded the application and integration of our respective technologies. The Adobe License Agreement expired on June 30, 2008. The Adobe License Agreement was amended to provide a period of twenty-one months following the expiration of the agreement in which we continue to license and provide services to our existing OEM customers.

Our inability to implement our strategic plan, develop and offer products, and manage expansion in the aforementioned marketplaces, as well as the declining sales trend of our existing licenses, downward price pressure on our existing technologies, uncertainty surrounding third party license revenue sharing agreements, downward price pressure on OEM products and the anticipated consolidation of the number of OEMs in the marketplace, may have a material adverse effect on our business and financial results.  See Item 1A.  Risk Factors.- “The future demand for our products is uncertain” above.

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

We account for our software revenues in accordance with Statement of Position, or SOP, 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, Staff Accounting Bulletin No.104, “Revenue Recognition”, and Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Over the past several years, we entered into block license agreements that represent unit licenses for products that will be licensed over a period of time. In accordance with SOP 97-2, revenue is recognized when the following attributes have been met: 1) an agreement exists between us and the OEM selling product utilizing our intellectual property and/or a third party’s intellectual property for which we are an authorized licensor; 2) delivery and acceptance of the intellectual property has occurred; 3) the fees associated with the sale are fixed and determinable; and 4) collection of the fees are probable. Under our accounting policies, fees are fixed and determinable if 90% of the fees are to be collected within a twelve-month period, in accordance with SOP 97-2. If more than 10% of the payments of fees extend beyond a twelve-month period, they are recognized as revenues when they are due for payment, in accordance with SOP 97-2.

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

                We recognize revenues for certain of our engineering services projects on a percentage-of-completion basis, in accordance with Accounting Research Bulletin 45, “Long-Term Construction-Type Contracts”, and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The estimates to complete the projects are determined by the individual project-engineering manager responsible for the oversight of the individual projects.  The estimates are made at the end of each accounting period and are subject to unforeseen circumstances that can increase or decrease the hours necessary to complete the efforts.  For fiscal years 2009, 2008 and 2007, we reported no engineering services revenues on a percentage-of-completion basis.

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

                 As of January 31, 2009, we had tax credit carry-forwards available to reduce future income tax liabilities of approximately $5.5 million which begin to expire fiscal year 2011.  The realization of these assets is based upon management’s estimates of future taxable income.

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

On February 1, 2006, we adopted SFAS No. 123(R) using the modified-prospective transition method.  Under this method, prior period results are not restated.  Compensation cost recognized subsequent to adoption includes: (i) compensation cost for all share-based payments granted prior to, but unvested as of January 31, 2006, based on the grant date fair value, which is determined in accordance with the original provision of SFAS No. 123 using a Black-Scholes option pricing model, and (ii) compensation cost for all share-based payments granted subsequent to February 1, 2006, based on the grant-date fair value, which is determined in accordance with the provisions of SFAS No 123(R) using a Black-Scholes option pricing model to estimate the grant date fair value of share-based awards.

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

We recorded $1,161,000 in share-based compensation expense during the fiscal year ended January 31, 2009. Share-based compensation expense was allocated as follows for the twelve month period ended January 31, 2009: $18,000 included in cost of sales, $14,000 included in research and development expense, $43,000 included in sales and marketing and $1,086,000 included in general and administrative expense. We granted options to purchase 296,161 shares of common stock for the fiscal year ended January 31, 2009.

On February 1, 2007, we adopted FIN 48. See “Note 7. Income Taxes” in the notes to the Consolidated Financial Statements for further information.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship of certain items from our statements of operations to total revenues.

				Percentage Change
	Percentage of Total			Years Ended
	Revenues Years Ended			January 31,
	January 31,			2009 vs.	2008 vs.
	2009	2008	2007	2008	2007
Statements of Operations Data:
Revenues:
Product licensing	69%	63%	65%	(60)	(18)
Engineering services and maintenance	31	37	34	(69)	(5)
Other	—	—	1	(100)	(99)
Total revenues	100	100	100	(63)	(15)
Cost of revenues:
Product licensing	53	12	14	64	(28)
Engineering services and maintenance	17	23	26	(73)	(25)
Other	—	—	2	0	(100)
Total cost of revenues	70	35	42	(27)	(30)
Gross margin	30	65	58	(83)	(4)
Operating expenses:
Research and development	14	15	20	(68)	(34)
Sales and marketing	16	9	9	(36)	(16)
General and administrative	69	26	20	(1)	8
Gain on sale	(316)	—	—	(100)	0
Restructuring costs	32	—	—	100	0
Total operating expenses	(185)	50	49	(236)	(14)
Income (loss) from operations	216	15	9	418	56
Other income	10	3	1	29	78

Income (loss) before income taxes	226	18	10	355	56
Provision for income taxes	57	(18)	—	(325)	*
Net income (loss)	170%	36%	10%	30%	209%

*	Percentage change calculations not meaningful.

 Net Income

Net income for the twelve month period ended January 31, 2009 was $17.6 million or $0.99 per basic and $0.97 per diluted share, compared to a net income of $10.1 million, or $0.59 per basic and $0.56 per diluted share, in fiscal year 2008, and a net income of $3.3 million, or $0.19 per basic and $0.17 per diluted share, in fiscal year 2007.

Consolidated revenues for fiscal year 2009 were $10.4 million, compared to $28.4 million in fiscal year 2008, and $33.4 million in fiscal year 2007. The decrease in fiscal year 2009 was primarily the result of the asset sale to Kyocera Mita Corporation. The decrease in fiscal year 2008 from fiscal year 2007 was primarily the result of the decrease in block license sales.

                Product licensing revenues for fiscal year 2009 were $7.1 million, compared to $17.8 million in fiscal year 2008, and $21.8 million in fiscal year 2007. Block licensing agreements totaling $4.2 million were signed during fiscal year 2009, all of which  was recognized as revenue during fiscal year 2009. This is compared with block licensing agreements of $13.7 million signed in fiscal year 2008, of which $13.5 million was recognized as revenue during fiscal year 2008. The decrease in product licensing revenues in fiscal year 2009 compared to fiscal year 2008 was the result of the elimination of licensing revenues from KMC as a result of the sale and a decline in the demand for our technologies and services.

Engineering services and maintenance revenues generated by us were $3.3 million in fiscal year 2009, compared to $10.6 million in fiscal year 2008, and $11.2 million in fiscal year 2007. The decrease resulted from the KMC sale and the transfer of 38 employees to KMC.  The decrease realized over the previous two years was the result of increased competition for business on a global basis. There were no hardware sales in fiscal year 2009, compared to minimal sales in fiscal year 2008, and $0.4 million in fiscal year 2007. The decreases from fiscal 2007 to 2008 and 2009 were the result of the discontinuance of the Everest controller product. Contract and maintenance backlog at January 31, 2009 was approximately $0.4 million, as compared with $0.3 million at January 31, 2008.

Cost of Revenues

Cost of revenues for fiscal year 2009 was $7.3 million, compared to $9.9 million in fiscal year 2008, and $14.1 million in fiscal year 2007. Product licensing costs were $5.5 million in fiscal year 2009, compared to $3.3 million in fiscal year 2008, and $4.6 million in fiscal year 2007.  The increase in fiscal year 2009 in product licensing costs was the result of the $2.4 million change in estimate of third party licensing costs as a result of the restructured license agreement with KMC.  The overall decrease in cost of revenues over the last two years was the result of lower levels of third party technologies in our product licensing revenues. Engineering services and maintenance cost of sales decreased to $1.8 million in fiscal year 2009 compared to $6.6 and $8.8 million in fiscal years 2008 and 2007, respectively. The decrease in fiscal year 2009 over fiscal year 2008 was due the 38 employees transferred to KMC as a part of the asset sale.

Gross Margin

                Gross margin as a percentage of total revenues was 30% in fiscal year 2009, compared to 65% in fiscal year 2008, and 58% in fiscal year 2007. The percentage decrease in fiscal year 2009 was the result of the $2.4 million change in estimate of third party licensing costs as a result of the restructured license agreement with KMC.

Operating Expenses

                Operating expenses for fiscal year 2009 were $(19.3) million, which includes a $32.9 million gain and $3.3 million restructuring expenses associated with the KMC asset sale, compared to $14.2 million in fiscal year 2008, and $16.5 million in fiscal year 2007.

•
Research and development expenses were $1.4 million in fiscal year 2009, compared to $4.4 million in fiscal year 2008, and $6.7 million in fiscal year 2007. The decrease in fiscal year 2009 over fiscal year 2008 was due to a decrease in staffing.

•
Sales and marketing expenses were $1.6 million in fiscal year 2009, compared to $2.5 million in fiscal year 2008, and $3.0 million in fiscal year 2007. The decreases over the last two fiscal years were the result of a reduction in staffing levels and sales commission expense.

•
General and administrative expenses were $7.2 million in fiscal year 2009, compared to $7.3 million in fiscal year 2008, and $6.7 million in fiscal year 2007. The fiscal 2009 level was impacted by the high level of professional fees associated with the KMC Transaction and the restructuring subsequent to the transaction.

Interest Income, Other Income and Expenses, and Taxes

                Interest income earned in all fiscal years was attributable to interest and investment income earned on cash and cash equivalents and investment balances. The year to year increases were the result of higher levels of investments.

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

The tax benefit expected to be realized from deferred tax assets upon the consummation of the KMC Transaction was primarily the result of research and development tax credits. The provisions for income taxes for fiscal years prior to 2008 were primarily the result of foreign income taxes paid. These income taxes were paid through withholdings on payments of licensing revenues made by our customers to us. As of January 31, 2009 we continue to provide a valuation allowance on our net deferred tax assets because of the uncertainty with respect to our ability to generate future taxable income to realize the deferred tax assets.

                In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on this consideration, we determined that it is more likely than not that $2.7 million of certain deferred tax assets will be realized in fiscal year 2010 reducing the effective rate for fiscal year 2009.  The tax provision for fiscal year 2008 was credited for a $5.0 million reduction in the valuation reserve for deferred tax assets realized in fiscal year 2009 in connection with the KMC transaction.

Contractual Obligations

                The following table summarizes our significant contractual obligations at January 31, 2009, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our consolidated balance sheets at January 31, 2009.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Operating lease obligations	$108	$49	$59	$—	$—
Outstanding purchase orders	6	6	—	—	—
Total	$114	$55	$59	$—	$—

Liquidity and Capital Resources

Our principal source of liquidity is our cash and cash equivalents, which, as of January 31, 2009, were $44.7 million in the aggregate, compared to $23.1 million at January 31, 2008. The increase was primarily the result of cash provided by investing activities of $32.6 million, which includes the gain associated with the KMC asset sale.

Compared to January 31, 2008, total assets at January 31, 2009 increased 55% to $51.6 million and stockholders’ equity increased 60% to $44.5 million. The ratio of current assets to current liabilities was 9.2:1 compared to 6.7:1 last year. We used $9.0 million in cash by operations during the twelve month period ended January 31, 2009, as compared to $6.9 million in cash provided by operations during the twelve month period ended January 31, 2008.

As noted above, our investing activities during the fiscal year ended January 31, 2009 provided cash of $32.6 million compared to $0.6 million used in fiscal year 2008.

During fiscal year 2009, $1.0 million was provided by exercise of stock options and $3.1 million was used in the purchase of treasury stock. Net cash provided by financing activities was $0.5 million during fiscal year 2008.

At January 31, 2009, net trade receivables were $2.1 million lower than at January 31, 2008, due to the lower level of licensing revenues at year end and to the timing of the signings and collections of the licensing agreements.

On April 30, 2008, we consummated the transactions contemplated by that certain Asset Purchase Agreement, dated as of January 9, 2008, between KMC and Peerless.  As consideration for the sale, KMC assumed certain of our liabilities, and paid us approximately $37.0 million, less a holdback amount of $4.0 million relating to potential indemnification obligations    The net proceeds from the KMC Transaction have been used for general corporate purposes, including satisfying our working capital needs and paying our  liabilities as they come due, relating to the assets that we retain following the consummation of this transaction, including our rights under our sublicenses with Adobe Systems Incorporated and Novell, Inc. and our customized intellectual property.

In addition to the net proceeds that we received from the KMC Transaction, our operating costs and selling, general and administrative expenses have been significantly reduced, freeing up additional capital which will permit us to pursue our long term goal of providing new growth opportunities and a diversified revenue base. We intend to aggressively seek investment opportunities leveraged by  the infusion of capital resulting from this transaction. Our long term strategy includes diversifying our business to better ensure growth and profitability.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of January 31, 2009, we do not hold any positions in equity securities of other publicly traded companies.

We are exposed to a variety of risks in investments, mainly a lowering of interest rates. The primary objective of our investment activities is to preserve the principal of our investments and to maintain a liquid level of investments to meet short term capital requirements for potential investment opportunities, while at the same time maximizing yields without significantly increasing risk.  To achieve this objective, we, from time to time, maintain a portfolio of cash equivalents, fixed rate debt instruments of the federal, state and local governments and high-quality corporate issuers and short-term investments in money market funds. As of January 31, 2009, we did not hold any corporate debt securities. Although we are subject to interest rate risks, we believe an effective increase or decrease of 10% in interest rate percentages would not have a material adverse effect on our results from operations.

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

See Index to Financial Statements on page F–1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Financial Officer and Acting Chief Executive Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Financial Officer and Acting Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of them and their effect on the information generated for use in this Annual Report on Form 10-K. In the course of the controls evaluation, we reviewed any data errors or control problems that we had identified and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including our Chief Financial Officer and Acting Chief Executive Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-K and Form 10-Q. Many of the components of our disclosure controls and procedures are also evaluated on an ongoing basis by both our internal audit firm and finance functions. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and to modify them as necessary. We intend to maintain the disclosure controls and procedures as dynamic systems that we adjust as circumstances merit.

Based on the results of our evaluation, our Chief Financial Officer and Acting Chief Executive Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2009.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Financial Officer and Acting Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2009 based on the guidelines established in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective, as described above, as of January 31, 2009. We have reviewed the results of management’s assessment with our Audit Committee.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that was conducted during the fiscal quarter ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Certifications

The certification of our Chief Financial Officer and Acting Chief Executive Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 is attached as exhibits to this Annual Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning (i) the evaluation of our disclosure controls and procedures referred to in paragraph 4 of the certifications, and (ii) material weaknesses in the operation of our internal control over financial reporting referred to in paragraph 5 of the certifications. Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

Inherent Limitations on Effectiveness of Controls

                Our management, including our Chief Financial Officer and Acting Chief Executive Officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

     None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

                The information concerning the directors, executive officers and corporate governance of the Company is incorporated herein by reference from the sections entitled “Proposal No. 1, Election of Directors”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Business Conduct and Ethics” contained in the definitive proxy statement of the Company to be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year end of January 31, 2009, for its 2009 annual meeting of stockholders (the “Proxy Statement”).

Item 11. Executive Compensation

The information concerning executive compensation is incorporated herein by reference from the sections entitled “Proposal No. 1, Election of Directors” and “Executive Compensation and Other Matters” included in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning the security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation and Other Matters” included in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

                The information concerning certain relationships, related transactions and director independence is incorporated herein by reference from the sections entitled “Proposal No. 1, Election of Directors” and “Certain Relationships and Related Transactions” included in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information concerning the Company’s principal accountant’s fees and services is incorporated herein by reference from the section entitled “Proposal No. 2, Ratification of Selection of Independent Registered Public Accounting Firm” included in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules
     (a)
(1)	Financial Statements:
See Index to Financial Statements on page F-1

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

     (b) Exhibits:

     The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit Number

3.1(1)	Certificate of Incorporation of the Company.

3.2(17)	Amended Bylaws.

4.1	Instruments defining the rights of security holders. Reference is made to Exhibits 3.1 and 3.2.

10.1(5)(2)	1996 Equity Incentive Plan, as amended and form of stock option agreements thereunder.

10.2(6)(2)	1996 Employee Stock Purchase Plan, as amended.

10.3(2)(7)	Form of Indemnification Agreement, effective as of March 12, 2001.

10.4(3)(8)	Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and the Company effective as of July 23, 1999.

10.5(3)(8)	Master Technology License Agreement dated January 16, 2000 between Konica Corporation and Peerless Systems Corporation.

10.6(8)	Master Technology License Agreement dated April 1, 1997 between Kyocera Corporation and Peerless Systems Corporation.

Exhibit Number
10.7(3)(8)	Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc.

10.8(8)	Master Technology License Agreement dated April 1, 2000 between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc.

10.9(3)(8)	Nest Office SDK Development and Reseller Agreement Statement of Work 8 to BDA No. N-A-1 between and Novell, Inc. and Peerless Systems Networking effective as of August 17, 1999.

10.10(3)(8)	Amendment No. 1 to Nest Office SDK Development and Reseller Agreement Statement of Work 8 to BDA No. N-A-1 between and Novell, Inc. and Peerless Systems Networking effective as of August 17, 1999.

10.11(8)	Business Development Agreement by and between Novell and Auco, Inc effective as of September 6, 1996.

10.12(9)	Amendment No. 3 to Postscript Software Development Agreement by and between Adobe Systems Incorporated and the Company dated October 25, 2002.

10.13(3)(10)	Amendment No. 4 to the Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of July 31, 2003.

10.14(3)(10)	Amendment No. 10 to the Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of July 31, 2003.

10.15	Intentionally omitted.

10.16(3)(11)	Amendment No. 8 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of September 30, 2003.

10.17(3)(11)	Amendment No. 9 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of September 15, 2003.

10.18(3)(11)	Amendment No. 12 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of September 22, 2003.

10.19(12)	Amendment No. 5 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of December 16, 2003.

10.20(12)	Amendment No. 6 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of July 31, 2002.

10.21(12)	Amendment No. 7 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of May 22, 2003.

10.22(12)	Amendment No. 11 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of February 9, 2004.

10.23(12)	Amendment No. 14 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of December 16, 2003.

10.24(12)	Amendment No. 15 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 6, 2004.

10.25(13)	Amendment No. 16 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 6, 2004.

Exhibit Number
10.26(13)	Amendment No. 19 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of April 1, 2004.

10.27(14)	Amendment No. 17 to the Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, Effective as of 15 October, 2004.

10.28(14)	Silicon Valley Bank Loan and Security Agreement between Silicon Valley Bank and Peerless Systems Corporation dated October 27, 2004.

10.29(15)	Amendment No. 21 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 1, 2005.

10.30(15)	Amendment No. 18 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 1, 2005.

10.31(15)	Peerless Systems Corporation 2005 Incentive Award Plan.

10.32(15)	Amendment No. 23 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 1, 2005.

10.33(15)	Peerless Systems Corporation Amended and Restated Transaction Incentive Plan.

10.34(16)	Amendment No. 22 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of October 14, 2005.

10.35(16)	Amendment No. 24 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of October 14, 2005.

10.36(16)	Amendment No. 26 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of October 13, 2005.

10.37(16)	Amendment No. 27 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of November 1, 2005.

10.38(4)	Letter dated December 7, 2006 from Adobe Systems Incorporated to Peerless Systems Corporation extending the term of PostScript Software Development License and Sublicense Agreement.

10.39(17)	Letter dated June 28, 2007 from Adobe Systems Incorporated to Peerless Systems Corporation extending the term of the PostScript Software Development License and Sublicense Agreement.

10.40(18)	Asset Purchase Agreement by and between Kyocera-Mita Corporation and Peerless Systems Corporation, dated as of January 9, 2008.

10.41(19)	Addendum dated as of June 23, 2008 between the Company and William Neil.

10.42 (20)	Employment Agreement dated as of June 14, 2006 between the Company and William Neil.

10.43(21)	Amendment No. 30 to PostScript Software Development License and Sublicense Agreement dated July 23, 1999, as amended.

10.44(22)	Severance Agreement between the Company and Richard Roll, effective October 1, 2008.

Exhibit Number
10.45(23)	Lease Termination Agreement between the Company and Teachers Insurance and Annuity Association of America, dated January 30, 2009.

10.46(23)	Termination of Lease Agreement, between the Company and Continental 2361/2381 LLC, dated January 30, 2009.

10.47(24)	Employment Agreement between the Company and Edward Gaughan, dated as of December 3, 2008.

10.48(24)	Addendum V to SOW 8 to BDA No. N-A-1 between the Company and Novell, Inc., dated April 7, 2009.

21.1	Registrant’s Wholly-Owned Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page to this Annual Report on Form 10-K.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed in the Company’s Registration Statement on Form S-1 (File No. 333-09357), as amended and incorporated herein by reference.

(2)	Management contract or compensatory plan or arrangement.

(3)	Subject to a Confidential Treatment Order.

(4)	Previously filed in the Company’s Current Report on Form 8-K filed on December 18, 2006, and incorporated herein by reference.

(5)	Intentionally omitted.

(6)	Intentionally omitted.

(7)	Previously filed in the Company’s Amendment No. 4 to its Registration Statement on Form S-3 (File No. 333-60284), filed July 27, 2001, and incorporated herein by reference.

(8)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2002, filed September 16, 2002, and incorporated herein by reference.

(9)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2002, filed December 16, 2002, and incorporated herein by reference.

(10)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2003, filed September 15, 2003, and incorporated herein by reference.

(11)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2003, filed December 15, 2003, and incorporated herein by reference.

(12)	Previously filed in the Company’s 2004 Annual Report on Form 10-K filed April 30, 2004, and incorporated herein by reference.

(13)	Previously filed in the Company’s Quarterly Report for the period ended April 30, 2004, filed June 14, 2004, and incorporated herein by reference.

(14)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2004, filed December 15, 2004, and incorporated herein by reference.

(15)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2005, filed December 15, 2004, and incorporated herein by reference.

(16)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2005, filed December 15, 2004, and incorporated herein by reference.

(17)	Previously filed in the Company’s Current Report on Form 8-K, filed August 21, 2007, and incorporated herein by reference.

(18)	Previously filed in the Company’s Current Report on Form 8-K, filed January 10, 2008, and incorporated herein by reference.

(19)	Previously filed in the Company’s Current Report on Form 8-K, filed July 14, 2008, and incorporated herein by reference.

(20)	Previously filed in the Company’s Current Report on Form 8-K filed on July 23, 2008, and incorporated herein by reference.

(21)	Previously filed in the Company’s Current Report on Form 8-K filed on September 18, 2008, and incorporated herein by reference.

(22)	Previously filed in the Company’s Current Report on Form 8-K filed on October 14, 2008, and incorporated herein by reference.

(23)	Previously filed in the Company’s Current Report on Form 8-K filed on February 3, 2009, and incorporated herein by reference.

(24)	Filed herewith. Portions of this Exhibit have been omitted pursuant to a request for confidential treatment being filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of May, 2009.

PEERLESS SYSTEMS CORPORATION

By:	/s/ William R. Neil
William R. Neil
Chief Financial Officer and Acting Chief Executive Officer

KNOW ALL PERSONS BY THOSE PRESENT, that each person whose signature appears below constitutes and appoints William R. Neil and Timothy Brog his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ William R. Neil	Chief Financial Officer and Acting Chief Executive Officer	May 1, 2009
William R. Neil	(Principal Financial and Accounting Officer and Acting Principal Executive Officer)

/s/ Steven M. Bathgate
Steven M. Bathgate	Director	May 1, 2009

/s/ Timothy E. Brog
Timothy E. Brog	Director	May 1, 2009

/s/ Jeffrey A. Hammer
Jeffrey A. Hammer	Director	May 1, 2009

/s/ Simon Peter James
Simon Peter James	Director	May 1, 2009

R. Rimmy Malhotra	Director	May 1, 2009

/s/ Steven J. Pully
Steven J. Pully	Director	May 1, 2009

PEERLESS SYSTEMS CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Peerless Systems Corporation

We have audited the accompanying consolidated balance sheets of Peerless Systems Corporation as of January 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peerless Systems Corporation at January 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Los Angeles, California
April 30, 2009

PEERLESS SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended January 31,
	2009	2008	2007
	(In thousands, except per share amounts)
Revenues:
Product licensing	$7,144	$17,809	$21,758
Engineering services and maintenance	3,262	10,632	11,232
Hardware sales	—	2	393
Total revenues	10,406	28,443	33,383
Cost of revenues:
Product licensing	5,477	3,339	4,612
Engineering services and maintenance	1,799	6,554	8,768
Hardware sales	—	—	670
Total cost of revenues	7,276	9,893	14,050
Gross margin	3,130	18,550	19,333

Research and development	1,430	4,394	6,706
Sales and marketing	1,616	2,539	3,040
General and administrative	7,209	7,272	6,746
Gain on sale	(32,912)	—	—
Restructuring expense	3,320	—	—
	(19,337)	14,205	16,492
Income from operations	22,467	4,345	2,841
Interest income	1,076	833	468
Income before provision (benefit) for income taxes	23,543	5,178	3,309
Provision (benefit) for income taxes	5,924	(4,969)	23
Net income	$17,619	$10,147	$3,286
Basic earnings per share	$0.99	$0.59	$0.19
Diluted earnings per share	$0.97	$0.56	$0.17
Weighted average common shares outstanding — basic	17,719	17,321	17,100
Weighted average common shares outstanding — diluted	18,072	18,154	18,912

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS

	January 31,
	2009	2008
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$44,689	$23,136
Trade accounts receivable, less allowance for doubtful accounts of $82 and $7 in 2009 and 2008, respectively	676	2,784
Unbilled receivables	—	845
Income tax receivable	3,343	—
Deferred tax assets	2,673	4,940
Prepaid expenses and other current assets	205	949
Total current assets	51,586	32,654
Property and equipment, net	46	333
Other assets	1	243
Total assets	$51,633	$33,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92	$289
Accrued wages	86	569
Accrued compensated absences	102	731
Accrued product licensing costs	4,139	1,609
Other current liabilities	505	785
Deferred revenue	706	914
Total current liabilities	5,630	4,897
Other liabilities
Tax liabilities	1,511	—
Other	—	551
Total liabilities	7,141	5,448
Stockholders’ equity:
Common stock, $.001 par value, 30,000 shares authorized, 18,815 and 17,657 shares issued in 2009 and 2008, respectively	19	18
Additional paid-in capital	55,493	53,340
Accumulated deficit	(7,873)	(25,492)
Accumulated other comprehensive income	16	29
Treasury stock, 1,813 and 150 shares in 2009 and 2008, respectively	(3,163)	(113)
Total stockholders’ equity	44,492	27,782
Total liabilities and stockholders’ equity	$51,633	$33,230

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
The accompanying notes are an integral part of these consolidated financial statements.

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
	(In thousands)
Balances, January 31, 2006	17,041	17	150	(113)	50,939	(38,925)	21	11,939
Exercise of stock options	262	—	—	—	357	—	—	357
Share-based Compensation	—	—	—	—	612	—	—	612
Comprehensive income:
Net income	—	—	—	—	—	3,286	—	3,286
Foreign currency translation adjustment	—	—	—	—	—	—	(11)	(11)

Total comprehensive income	—	—	—	—	—	—	—	3,275

Balances, January 31, 2007	17,303	$17	150	$(113)	$51,908	$(35,639)	$10	$16,183
Exercise of stock options	354	1	—	—	472	—	—	473
Share-based compensation expense	—	—	—	—	960	—	—	960
Comprehensive income:
Net income	—	—	—	—	—	10,147	—	10,147
Foreign currency translation adjustment	—	—	—	—	—	—	19	19

Total comprehensive income	—	—	—	—	—	—	—	10,166

Balances, January 31, 2008	17,657	$18	150	$(113)	$53,340	$(25,492)	$29	$27,782
Purchase of treasury stock	—	—	1,663	(3,050)	—	—	—	(3,050)
Exercise of stock options	928	1	—	—	992	—	—	993
Stock based compensation expense	230	—	—	—	1,161	—	—	1,161
Comprehensive income:
Net income	—	—	—	—	—	17,619	—	17,619
Foreign currency translation adjustment	—	—	—	—	—	—	(13)	(13)

Total comprehensive income								17,606

Balances, January 31, 2009	18,815	$19	1,813	$(3,163)	$55,493	$(7,873)	$16	$44,492

 PEERLESS SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended January 31,
	2009	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$17,619	$10,147	$3,286
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	266	842	906
Share-based compensation	1,161	960	612
Deferred income taxes	3,778	(5,022)	—
Gain on sale of operating assets	(32,912)	—	—
Asset impairment – restructuring	126	—	—
Other	68	19	(11)
Changes in operating assets and liabilities:
Trade accounts receivable	2,108	(1,036)	380
Unbilled receivables	845	3,166	(979)
Income tax receivable	(3,343)
Prepaid expenses and other assets	1,093	(212)	(146)
Accounts payable	(197)	56	(246)
Accrued product licensing costs	2,530	(1,426)	(1,290)
Deferred revenue	(208)	107	99
Other liabilities	(1,943)	(707)	760
Net cash provided by operating activities	(9,009)	6,894	3,371
Cash flows from investing activities:
Purchases of property and equipment	(16)	(131)	(217)
Proceeds from sales of operating assets, net of expenses	32,723	—	—
Purchases of software licenses	(88)	(478)	(353)
Net cash provided (used) by investing activities	32,619	(609)	(570)
Cash flows from financing activities:
Purchases of treasury stock	(3,050)	—	—
Proceeds from exercise of common stock options	993	473	357
Net cash provided by financing activities	(2,057)	473	357
Net increase in cash and cash equivalents	21,553	6,758	3,158
Cash and cash equivalents, beginning of period	23,136	16,378	13,220
Cash and cash equivalents, end of period	$44,689	$23,136	$16,378
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$5,387	$11	$54
The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization, Business and Summary of Significant Accounting Policies:

 Organization and Business: Peerless Systems Corporation (“Peerless” or the “Company”) was incorporated in the state of California in April 1982 and reincorporated in the state of Delaware in September 1996. Peerless developed and licenses software-based digital imaging and networking systems and supporting electronic technologies and provides maintenance and support services to Original Equipment Manufacturers (“OEMs”) of digital document products located primarily in the United States and Japan. Digital document products include printers, copiers, fax machines, scanners and color products, as well as multifunction products (“MFP”) that perform a combination of these imaging functions. In order to process digital text and graphics, digital document products rely on a core set of imaging software and supporting electronics, collectively known as a digital imaging system. Network interfaces supply the core technologies to digital document products that enable them to communicate over local area networks and the Internet.

On April 30, 2008, the Company consummated the transactions contemplated by that certain Asset Purchase Agreement, dated as of January 9, 2008, between Kyocera Mita Corporation (“KMC”) and Peerless, pursuant to which the Company sold substantially all of its intellectual property (“IP”) to KMC, transferred to KMC thirty eight (38) of its employees, licensed the IP back from KMC on a nonexclusive, worldwide, perpetual and royalty free basis subject to certain restrictions, entered into a sublease pursuant to which the Company is subleasing to a subsidiary of KMC 16,409 square feet of office space at the Company’s executive offices for a period of forty (40) months at a monthly rent equal to the allocable portion of the rent and common charges payable by the Company under its lease for the property, and terminated substantially all of the Company’s existing agreements with KMC. As consideration for the sale, KMC assumed certain of the Company’s liabilities, and paid the Company approximately $37.0 million, less a holdback amount of $4.0 million relating to potential indemnification obligations. On January 30, 2009, the Company terminated its obligations with respect to the property that the Company had subleased to a KMC subsidiary in connection with the KMC asset sale.  This property is now being leased directly from the landlord to a KMC subsidiary.

Liquidity: As of January 31, 2009, the Company had an accumulated deficit of $7.9 million; however had cash and cash equivalents of $44.7 million and net working capital of $46.0 million. The Company has no material financial commitments other than those under operating lease agreements. The Company believes that its existing cash and cash equivalents, any cash generated from operations and cash from the sale of the IP will be sufficient to fund its working capital requirements, capital expenditures and other obligations through the next twelve months.

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

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company provides an accrual for estimated product licensing costs owed to third party vendors whose technology is included in the products sold by the Company. The accrual is impacted by estimates of the mix of products shipped under certain of the Company’s block license agreements. The estimates are based on historical data and available information as provided by the Company’s customers concerning projected shipments. Should actual shipments under these agreements vary from these estimates, adjustments to the estimated accruals for product licensing costs may be required. In the fourth quarter of fiscal 2008, the Company had a $0.3 million reduction of product licensing expense due to a change in estimate. This reduction arose from a settlement of differences arising from a third party licensing agreement review.  In the first quarter of fiscal 2010, the Company amended one of its third party license agreements, resulting in a reduction of the licensing cost owed to third parties.  See Note 14.

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

The recognition of the Company’s recurring product licensing revenues is dependent, in part, on the timing and accuracy of product sales reports received from the Company’s OEM customers. These reports are provided only on a calendar quarter basis and, in any event, are subject to delay and potential revision by the OEM. Therefore, the Company is required to estimate all of the recurring product licensing revenues for the last month of each fiscal quarter and to further estimate all of its quarterly revenues from an OEM when the report from such OEM is not received in a timely manner. In the event the Company is unable to estimate such revenues accurately prior to reporting financial results, the Company may be required to adjust revenues in subsequent periods. Revenues subject to such estimates were minimal for fiscal years ending January 31, 2009, 2008 and 2007.

Reclassifications: Certain 2007 and 2008 amounts have been reclassified to conform to 2009 presentation.

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

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Income Taxes: The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”

Under this method, deferred income taxes are recognized for the tax consequences in future years resulting from differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. Income tax provision is the tax payable for the period and the change during the period in net deferred income tax assets and liabilities. In February of 2007, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — and Interpretation of FASB Statement No. 109” (FIN 48). See Note 7.

Comprehensive Income: In accordance with SFAS No. 130, “Reporting Comprehensive Income,” all components of comprehensive income, including net income, are reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s accumulated other comprehensive income for fiscal years January 31, 2009, 2008 and 2007 consisted of net income and foreign currency translation gains and is reported in stockholders’ equity.

Earnings Per Share: Basic earnings per share (“basic EPS”) is computed by dividing net income available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings per share (“diluted EPS”) is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares include outstanding options under the Company’s employee stock option plan (which are included under the treasury stock method) and any outstanding convertible securities. A reconciliation of basic EPS to diluted EPS is presented in Note 8 to the Consolidated Fnancial Satements.

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

                Recent Accounting Pronouncements: In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141R”), Business Combinations, which replaces SFAS No. 141 and amends several others. The statement retains the purchase method of accounting for acquisitions but changes the way we will recognize assets and liabilities. It also changes the way we will recognize assets acquired and liabilities assumed arising from contingencies, requires us to capitalize in-process research and development at fair value, and requires us to expense acquisition-related costs as incurred. SFAS No. 141R is effective for the Company on, but not before, February 1, 2009, the beginning of our fiscal 2010 reporting periods. SFAS No. 141R will apply prospectively to our business combinations completed on or after February 1, 2009 and will not require us to adjust or modify how we recorded any acquisition prior to that date.

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB FSP 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective February 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. As of January 31, 2009, the Company has financial assets that consist of cash and cash equivalents, which are measured at fair value using quoted prices for the identical assets in active market (Level 1 fair value hierarchy) in accordance with SFAS 157.

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

2.  Sale of operating assets to KMC

On April 30, 2008, the Company consummated the transactions contemplated by that certain Asset Purchase Agreement, dated as of January 9, 2008, between KMC and the Company, pursuant to which the Company sold substantially all of its intellectual property (“IP”) to KMC, transferred to KMC thirty-eight (38) of its employees, licensed the IP back from KMC on a nonexclusive, worldwide, perpetual and royalty free basis subject to certain restrictions, and terminated substantially all of the Company’s existing agreements with KMC.   The Company initially sublet certain property to a subsidiary of KMC, but this sublicense was later amended so that the property is being leased directly from the landlord to the KMC subsidiary, and the Company is no longer a party. As consideration for the sale, KMC assumed approximately $0.4 million of the Company’s liabilities, paid the Company $33.0 million and agreed to escrow an additional $4.0 million relating to potential indemnification obligations that will be released to the Company in two installments of $2.0 million less any holdbacks arising from the transaction. The first and second installments from the escrow funds are scheduled to be disbursed fifteen and twenty-four months, respectively, from the close of the transaction. The Company recorded a pre-tax gain on the sale of assets of approximately $32.9 million during the three months ended April 30, 2008 which does not include the $2.4 million of additional licensing costs associated with the restructured license agreements with KMC.  The escrow funds, less any holdbacks, will be recorded as a gain in the period that the funds are released and all contingencies for the release of the funds are met.

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.  Stock Option and Purchase Plan

The Company has certain plans which provide for the grant of incentive stock options to employees and non-statutory stock options, restricted stock purchase awards and stock bonuses to employees, directors and consultants.  The terms of stock options granted under these plans generally may not exceed 10 years.  Options granted under these plans vest at the rate specified in each optionee’s agreement, generally over three or four years.  An aggregate of 6.2 million shares of common stock have been authorized for issuance under the various option plans.

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

Upon adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation expense from the multiple-option (i.e., accelerated) approach to the single-option (i.e., straight-line) method. Compensation expense for share-based awards granted through January 31, 2006 will continue to be subject to the accelerated or multiple-option method, while compensation expense for share-based awards granted on or after February 1, 2006 will be recognized using a straight-line, or single-option method. The Company recognizes these compensation costs over the service period of the award, which is generally the option vesting term of three or four years. In determining the fair value of options granted the Company primarily used the Black-Scholes model and assumed no dividends per year.  During fiscal 2009, the Company used a weighted average expected life of 3.73 years, expected volatility of 62%, and weighted average risk free interest rate of 2.57%.  During fiscal year 2008, the Company used a weighted average expected life of 4.12 years, expected volatility of 75%, and weighted average risk free interest rate of 4.46%.  During fiscal year 2007, the Company used a weighted average expected life of 4.40 years, expected volatility of 76.7%, and weighted average risk free interest rate of 4.78%.

In fiscal 2009, 2008 and 2007 the Company recorded a total of $1,161,000, $960,000 and $612,000 respectively in stock option expense related to stock options awarded after the adoption of SFAS No. 123(R) and for stock options which were not vested by the date of adoption of SFAS No. 123(R).

                The valuation methodologies and assumptions in estimating the fair value of stock options that were granted in fiscal 2009 were similar to those used in estimating the fair value of stock options granted in fiscal 2008. The Company uses historical volatility of Peerless’ stock price as a basis to determine the expected volatility assumption to value stock options. The Company used its actual stock trading history over a period that approximates the expected term of its options. The expected dividend yield is based on Peerless’ practice of not paying dividends. The risk-free rate of return is based on the yield of a U.S. Treasury instrument with terms approximating or equal to the expected life of the option. The expected life in years is based on historical actual stock option exercise experience. The Company had historically estimated forfeitures at the time of grant and the adoption of SFAS No. 123(R) had no material impact on forfeitures.

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

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following represents option activity under the 1992 Stock Option Plan, 1996 Incentive Plan, 2005 Incentive Plan, and certain employee options issued outside these plans for the years ended January 31:

			Weighted Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Options	Price	Term (Years)	Intrinsic Value
	(In thousands, except per share amounts)
Beginning outstanding balance at January 31, 2006 January 31, 2005	3,310	$2.47
Granted	1,356	$3.79
Exercised	(262)	$1.36
Canceled or expired	(220)	$4.79
Balance outstanding January 31, 2007	4,184	$2.86
Granted	508	$2.38
Exercised	(354)	$1.34
Canceled or expired	(665)	$4.01
Balance outstanding January 31, 2008	3,673	$2.73
Granted	297	$1.90
Exercised	(928)	$1.07
Canceled or expired	(1,994)	$3.67
Balance outstanding January 31, 2009	1,048	$2.26	6.23	$232
Options exercisable, January 31, 2009	743	$2.23	5.07	$232

The weighted-average grant date fair values of the options granted during the years ended January 31, 2009, 2008, and 2007 were $0.90, $1.42 and $2.35, respectively. During the twelve months ended January 31, 2009, the total intrinsic value of stock options exercised was $821,000. Cash received from stock option exercises in the twelve months of fiscal 2009 was $993,000. The excess tax benefit was negligible for the year ended January 31, 2009. As of January 31, 2009, there was $253,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1992, 1996 and 2005 plans and certain employee options issued outside these plans. That cost is expected to be recognized over a weighted-average period of 4.0 years. The Company issues shares of common stock reserved for such plans upon the exercise of stock options.

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Effective October 1, 2008, Mr. Roll entered into a severance agreement (the “Severance Agreement”) with the Company, pursuant to which he resigned as Chief Executive Officer, President and Director of the Company.  Pursuant to the Severance Agreement, the Company agreed to (i) pay Mr. Roll $250,000, (ii) purchase from Mr. Roll 200,000 shares of the Company’s common stock and (iii) pay six months of COBRA premiums for Mr. Roll’s existing health care coverage subject to certain conditions.  Under the Severance Agreement Mr. Roll is entitled to exercise any and all vested options he holds within ninety (90) days of October 1, 2008. All unvested options, as of October 1, 2008, were extinguished on such date.  All of Mr. Roll’s vested options expired without any of them being exercised.

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

4. Property and Equipment:

     Property and equipment at January 31 consisted of the following:

	2009	2008
	(In thousands)
Computers and other equipment	$895	$9,032
Furniture	100	526
Leasehold improvements	—	2,379
	995	11,937
Less, accumulated depreciation and amortization	(949)	(11,604)
	$46	$333

Property and equipment depreciation and amortization for the years ended January 31, 2009, 2008, and 2007 was, $266,000, $468,000, and $563,000, respectively.

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Other Current Liabilities

                Other current liabilities at January 31 consisted of the following:

	2009	2008
	(In thousands)
Professional Service Fees	$150	$685
Restructuring Charges	217	—
Other	138	100
Total other current liabilities	$505	$785

6. Deferred Revenues:

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

                Deferred revenues consisted of the following at January 31:

	2009	2008
	(In thousands)
Product licensing	$250	$270
Engineering services and maintenance	456	644
	$706	$914

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes:

                The income tax provision for the years ended January 31 consisted of:

	2009	2008	2007
	(In thousands)
Current:
Federal	$1,030	$—	$—
State	1,016	18	14
Foreign	4	9	9
	$2,050	$27	$23

Deferred:
Federal	$6,899	$1,647	$(307)
State	566	(557)	47
	7,465	1,090	(260)
Less: Change in Valuation Allowance	(3,591)	(6,086)	260
Income Tax Provision	$5,924	$(4,969)	$23

Temporary differences for the years ended January 31, consisted of:

	2009	2008
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$—	$—
Accrued liabilities	65	308
Allowance for doubtful accounts	33	3
Property and equipment	770	810
Deferred expenses	973	224
Deferred Tax Asset — FAS 123R	414	195
Tax credit carryforwards	3,458	10,185
State income taxes	355	3
Other	28	308
Total deferred tax assets	6,096	12,036
Deferred tax liabilities:
	—	—
Subtotal	6,096	12,036
Valuation allowance	(3,423)	(7,014)
Net deferred income tax asset	$2,673	$5,022

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision (benefit) for income taxes for the years ended January 31, differed from the amount that would result from applying the federal statutory rate as follows:

	2009	2008	2007
Statutory federal income tax rate	35.0%	34.0%	34.0%
State tax	5.1	5.2	4.6
Foreign provision	—	0.2	0.3
Research & development credits	(0.8)	(25.4)	—
Stock based compensation	0.4	4.8	—
Other	0.7	0.8	(2.2)
Change in valuation allowance	(15.3)	(106.6)	(36.0)

Provision (benefit) for income taxes	25.1%	(87.0)%	0.7%

As of January 31, 2009, the Company had tax credit carryforwards available to reduce future income tax liabilities of approximately $5.5 million which will begin to expire in fiscal year 2011. Utilization of the tax carryforwards will be subject to an annual limitation if a change in the Company’s ownership should occur as defined by Section 382 and Section 383 of the Internal Revenue Code.

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

There was no cumulative effect of adopting FIN 48 to the February 1, 2007 retained earnings balance. On the date of adoption, the Company had $2.0 million of unrecognized tax benefits, all of which would reduce its effective tax rate if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)
Balance at February 1, 2008	$2,781
Additions based on tax positions related to current year	—
Subtractions for tax positions of prior years	(387)
Balance at January 31, 2009	$2,394

The net amount of $2.4 million, if recognized, would favorably affect the company’s effective tax rate. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Interest and penalties related to income tax liabilities is included in pre-tax income. The Company’s January 31, 2006 through January 31, 2008 tax returns remain open to examination by the tax authorities.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company believes it is more likely than not that certain foreign deferred tax assets will not be realized and has maintained a valuation allowance of $3.4 million at January 31, 2009. For the 2009 fiscal year, the valuation allowances were adjusted for the expected realization of timing differences during fiscal year 2010.  For fiscal 2008, the valuation allowances were reduced for the deferred tax assets utilized on the gain on the 2009 KMC transaction.  For fiscal 2007 the allowances were reduced for the utilization of deferred tax assets during that year.

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Earnings Per Share:

     Earnings per share for the years ended January 31, is calculated as follows:

	2009			2008			2007
			Per			Per			Per
	Net		Share	Net		Share	Net		Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share amounts)
Basic EPS

Earnings available to common stockholders	$17,619	17,719	$0.99	$10,147	17,321	$0.59	$3,286	17,100	$0.19

Effect of Dilutive Securities
Options	—	353	—	—	833	—	—	1,812	—

Diluted EPS

Earnings available to common stockholders with assumed conversions	$17,619	18,082	$0.97	$10,147	18,154	$0.56	$3,286	18,912	$0.17

   The Company had 352,000  1,841,000, and 472,000 common stock options that are not included in the calculation of diluted earnings per share in fiscal years 2009, 2008, and 2007, respectively. These common stock options were not included because the effects are anti-dilutive.

9. Restructuring:

       In connection with the sale of the IP to KMC, the Company formalized a plan directed at reducing operating costs. The plan focused primarily on operational and organizational structures, facilities utilization, and certain other matters. As a result of the plan, the Company recorded approximately $3.3 million of restructuring charges during the twelve months ended January 31, 2009, of which $2.1 million related to exiting facilities, including lease terminations,  $1.1 million related to employee severance costs, and $0.1 million related to asset impairments.

A summary of the activities related to these restructuring liabilities is as follows:

	Severance	Facilities
	(In thousands)
Balance at February 1, 2008	$—	$—
Restructuring Charges	1,103	2,091
Payments	(906)	(2,071)
Balance at January 31, 2009	$197	$20

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The remaining severance which is included in is expected to be paid out over the next 3 months.

10. Employee Savings Plan:

The Company maintains an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code (the “Code”) for all of the Peerless full-time employees. The plan allows employees to make specified percentage pretax contributions up to the maximum dollar limitation prescribed by the Code. The Company has the option to contribute to the plan up to a maximum of $2,000 per employee per year. Company contributions to the plan during the years ended January 31, 2009, 2008, and 2007 were $105,000, $66,000, and $193,000, respectively.

11. Segment Reporting:

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

The Company’s long-lived assets are located principally in the United States. The Company’s revenues for the years ended January 31, which are transacted in U.S. dollars, are derived based on sales to customers in the following geographic regions:

	Years Ended January 31,
	2009	2008	2007
	(In thousands)
United States	$2,141	$2,894	$3,055
Japan	8,265	25,535	30,309
Other	—	14	19
	$10,406	$28,443	$33,383

12. Commitments:

                Operating Leases: The Company subleases its offices and certain operating equipment under operating leases that expire in fiscal year 2012. Future minimum rental payments under long-term operating leases for the years ending January 31 are as follows:

Operating
(In thousands)	Leases
2010	$49
2011	53
2012	6
2013	—
2014	—
Thereafter	—
$108

     Total rental expense, net of sublease income, was $956,000, $1,494,000, and $1,431,000 for the years ended January 31, 2009, 2008, and 2007, respectively.

On January 30, 2009, the company terminated its lease to certain properties in El Segundo, California.  This lease had more than 7 years remaining on its term.  As consideration, the Company agreed to pay the landlord a termination fee of approximately $2.4 million and to forfeit its security deposit in the amount of $110,000.   In addition, the Company terminated its obligations with respect to the property that the Company had subleased to a KMC subsidiary.  This property is now being leased directly from the landlord to a KMC subsidiary.  An additional $0.3 million was paid to terminate a subsidiary’s leased  properties in Kent, Washington.

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Purchase Orders: The Company has outstanding purchase orders of approximately $6,000 for materials and services at the end of fiscal year 2009.

13. Risks and Uncertainties:

Concentration of Credit Risk: The Company had cash and certificates of deposit on deposit at banks at certain times throughout the year that was in excess of federally insured limits.

The Company’s credit risk in accounts receivable (trade and unbilled), which are generally not collateralized, is concentrated with customers which are OEMs of laser printers and printer peripheral technologies. The financial loss, should a customer be unable to meet its obligation to the Company, would be equal to the recorded accounts receivable. At January 31, 2009, four customers collectively represented 92% of total accounts receivable and at January 31, 2008, four customers collectively represented 95%. For the years ended January 31 the following customers, not necessarily the same from year to year, represented greater than ten percent of total revenues:

	2009		2008		2007
	(In thousands)
Customer A	$3,245	32%	$13,830	49%	$15,766	47%
Customer B	2,399	23%	4,894	17%	7,654	23%
Customer C	2,120	20%	—	—	—	—
Customer D	1,322	13%	—	—	—	—%
	$9,086	87%	$18,724	66%	$23,420	70%

A significant portion of the Company’s revenue is generated from the sale of block licenses. Block license revenue represented 45%, 50%, and 50% of total revenue for the fiscal years 2009, 2008, and 2007.

                Litigation: The Company is involved from time to time in various claims and legal actions incident to its operations, either as plaintiff or defendant. In the opinion of management, after consulting with legal counsel, no claims are currently expected to have a material adverse effect on the Company’s financial position, operating results, or cash flows.

14. Subsequent Event:

During the quarter ended April 30, 2009 the Company entered into an agreement amending a third party technology license agreement.  This agreement reduces the liability for technologies licensed by the Company to a customer.  As a result of this amendment entered into subsequent to January 31, 2009 the Company reduced the liability for third party licensing costs by approximately $2.7 million.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Allowances for uncollectible accounts receivable:	of Period	Expenses	Deductions(a)	Period
	(In thousands)
Year Ended January 31, 2007
Reserves deducted from assets to which they apply:
Allowances for uncollectible accounts receivable	$168	$19	$(168)	$19
Year Ended January 31, 2008
Reserves deducted from assets to which they apply:
Allowances for uncollectible accounts receivable	$19	$7	$(19)	$7
Year Ended January 31, 2009
Reserves deducted from assets to which they apply:
Allowances for uncollectible accounts receivable	$7	$75	$—	$82

(a)	Accounts written off, net of recoveries.