Form 10-Q
period 2009-04-30
PEERLESS SYSTEMS CORP
filed 2009-06-15
CIK 897893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        ☐  Yes    ☑  No

The number of shares of Common Stock outstanding as of June 9, 2009 was 16,663,131.

PEERLESS SYSTEMS CORPORATION

Exhibit 31.1 Certification of Chief Financial Officer and Acting Chief Executive Officer

Exhibit 32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

FORWARD—LOOKING STATEMENTS

Statements made by us in this report and in other reports and statements released by us that are not historical facts may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are necessarily estimates reflecting the judgment of our senior management based on our current estimates, expectations, forecasts and projections and include comments that express our current opinions about trends and factors that may impact future operating results. Disclosures that use words such as “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect,” “project” or the negative of these, as well as similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievement, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors which could cause results to differ materially from management’s expectations throughout this report. Additional information regarding factors that could cause results to differ materially from management's expectations is found in the section entitled "Risk Factors" in our 2009 Annual Report on Form 10-K. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below.

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

PART I—FINANCIAL INFORMATION

Item 1 — Financial Statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 30,	January 31,
	2009	2009

ASSETS
Current assets:
Cash and cash equivalents	$42,288	$44,689
Marketable securities	1,142	—
Trade accounts receivable, net	731	676
Income tax receivable	3,343	3,343
Deferred tax asset	2,673	2,673
Prepaid expenses and other current assets	113	205
Total current assets	50,293	51,586
Property and equipment, net	41	46
Other assets	6	1
Total assets	$50,337	$51,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92	$92
Accrued wages	70	86
Accrued compensated absences	100	102
Accrued product licensing costs	782	4,139
Other current liabilities	272	505
Deferred revenue	605	706
Income taxes payable	953	—
Total current liabilities	2,874	5,630
Other liabilities
Tax liabilities	1,511	1,511
Total liabilities	4,385	7,141
Stockholders’ equity:
Common stock	19	19
Additional paid-in capital	55,558	55,493
Accumulated deficit	(6,358)	(7,873)
Accumulated other comprehensive income	278	16
Treasury stock, 2,024 and 1,813 shares at April 30, 2009 and January 31, 2009, respectively	(3,545)	(3,163)
Total stockholders’ equity	45,952	44,492
Total liabilities and stockholders’ equity	$50,337	$51,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STAMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended
	April 30,
	2009	2008

Revenues:
Product licensing	$736	$749
Engineering services and maintenance	160	2,485
Total revenues	896	3,234
Cost of revenues:
Product licensing	(2,360)	2,696
Engineering services and maintenance	80	1,396
Total cost of revenues	(2,280)	4,092
Gross margin	3,176	(858)

Research and development	—	940
Sales and marketing	204	672
General and administrative	561	3,626
(Gain) on sale of operating assets	—	(32,915)
Restructuring charges	—	1,088
	765	(26,589)
Income from operations	2,411	25,731
Other income	115	182
Income before income taxes	2,526	25,913
Provision for income taxes	1,011	10,556
Net income	$1,515	$15,357
Basic earnings per share	$0.09	$0.87
Diluted earnings per share	$0.09	$0.84
Weighted average common shares outstanding — basic	16,923	17,639
Weighted average common shares outstanding — diluted	17,043	18,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STAMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	April 30,
	2009	2008

Cash flows from operating activities:
Net income	$1,515	$15,357
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	23	168
Share-based compensation	27	693
Deferred income taxes	—	4,940
Gain on sale of operating assets	—	(32,915)
Asset impairment — restructuring	—	48
Other	—	4
Changes in operating assets and liabilities:
Trade accounts receivables	(55)	1,381
Unbilled receivables	—	845
Prepaid expenses and other assets	145	206
Accounts payable	—	526
Accrued product licensing costs	(3,357)	1,697
Deferred revenue	(101)	(221)
Income taxes payable	953	5,599
Other liabilities	(250)	1,408
Net cash (used in) operating activities	(1,100)	(264)
Cash flows from investing activities:
Purchases of property and equipment	—	(7)
Purchases of marketable securities	(906)	—
Proceeds from sale of operating assets, net of expenses	—	32,723
Purchases of software licenses	(13)	(17)
Net cash (used in) provided by investing activities	(919)	32,699
Cash flows from financing activities:
Purchases of treasury stock	(382)	—
Proceeds from exercise of common stock options	—	250
Net cash (used in) provided by financing activities	(382)	250
Net (decrease) increase in cash and cash equivalents	(2,401)	32,685
Cash and cash equivalents, beginning of period	44,689	23,136
Cash and cash equivalents, end of period	$42,288	$55,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Peerless Systems Corporation (the “Company” or “Peerless”) have been prepared pursuant to the rules of the SEC for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed with the SEC on May 1, 2009. The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.

2. Significant Accounting Policies

Liquidity: As of April 30, 2009, the Company had an accumulated deficit of $6.4 million and cash and cash equivalents of $42.3 million. The Company has no material financial commitments.

The Company is currently reducing costs and exploring other options to conserve financial resources in order to pursue potential strategic investment opportunities. In order to pursue these opportunities, the Company may need to raise additional capital through public or private financings or other arrangements.

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

Recurring licensing revenues are derived from per unit fees paid by the Company’s customers upon manufacturing and subsequent commercial shipment of products incorporating technology originally developed by Peerless and certain third party technology, of which the Company is a sub-licensor. These recurring licensing revenues are recognized on a per unit basis as products are shipped commercially. The Company sells block licenses, that is, specific quantities of licensed units that may be shipped in the future, or the Company may require the customer to pay minimum royalty commitments. Associated payments are typically made in one lump sum or extend over a period of four or fewer quarters. The Company generally recognizes revenues associated with block licenses and minimum royalty commitments on delivery and acceptance of software, when collection of the resulting receivable is probable, when the fee is fixed and determinable, and when the Company has no significant future obligations. In cases where block licenses or minimum royalty commitments have extended payment terms and the fees are not fixed and determinable, revenue is recognized as payments become due. Further, when earned royalties exceed minimum royalty commitments, revenues are recognized on a per unit basis as products are shipped commercially.

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

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Deferred revenue consists of prepayments of licensing fees, payments billed to customers in advance of revenue recognized on engineering services and support contracts. Unbilled receivables arise when the revenue recognized on engineering support or block license contracts exceeds billings due to timing differences related to billing milestones as specified in the contract.

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

The Company provides an accrual for estimated product licensing costs owed to third party vendors whose technology is included in the products sold by the Company. The accrual is impacted by estimates of the mix of products shipped under certain of the Company’s block license agreements. The estimates are based on historical data and available information as provided by the Company’s customers concerning projected shipments. Should actual shipments under these agreements vary from these estimates, adjustments to the estimated accruals for product licensing costs may be required. In the first quarter of fiscal 2010, the Company reduced an estimated product licensing expense by $2.6 million due to an agreement amending a third party technology license agreement. This agreement reduces the liability for technologies licensed by the Company to a customer. In the first quarter of fiscal 2009, the Company had a $2.4 million increase of product licensing expense due to the sale of assets to Kyocera-Mita Corporation (“KMC) and the resultant change in mix of technologies available to be delivered against existing block licenses with KMC.

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

The recognition of the Company’s recurring product licensing revenues is dependent, in part, on the timing and accuracy of product sales reports received from the Company’s OEM customers. These reports are provided only on a calendar quarter basis and, in any event, are subject to delay and potential revision by the OEM. Therefore, the Company is required to estimate all of the recurring product licensing revenues for the last month of each fiscal quarter and to further estimate all of its quarterly revenues from an OEM when the report from such OEM is not received in a timely manner. In the event the Company is unable to estimate such revenues accurately prior to reporting financial results, the Company may be required to adjust revenues in subsequent periods. Revenues subject to such estimates were minimal for the three month periods ended April 30, 2009 and 2008.

Recent Accounting Pronouncements: In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) and SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). These standards establish principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the target and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. We adopted SFAS 141R and SFAS 160 concurrently on February 1, 2009. There was no impact upon adoption of these standards to our financial statements.

3. Cash, Cash Equivalents and Marketable Securities

On February 1, 2008, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements (SFAS 157), which clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures its investments, cash equivalents or marketable securities at fair value. Cash, cash equivalents and marketable securities are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of April 30, 2009, cash, cash equivalents and marketable securities include the following (in thousands):

	Cost	Unrealized Gains	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash and cash equivalents	$42,288	$—	$—	$—	$42,288
Exchanged traded marketable securities	906	236	—	—	1,142
Total	$43,194	$236	$—	$—	$43,430

 Cash equivalents are comprised of money market funds traded in an active market with no restrictions.

4. Sale of operating assets to KMC

On April 30, 2008, the Company consummated the transactions contemplated by that certain Asset Purchase Agreement, dated as of January 9, 2008, between KMC and the Company, pursuant to which the Company sold substantially all of its intellectual property (“IP”) to KMC, transferred to KMC thirty-eight (38) of its employees, licensed the IP back from KMC on a nonexclusive, worldwide, perpetual and royalty free basis subject to certain restrictions, and terminated substantially all of the Company’s existing agreements with KMC (the “KMC transaction”). As consideration for the sale, KMC assumed approximately $0.4 million of the Company’s liabilities, paid the Company $33.0 million and agreed to escrow an additional $4.0 million relating to potential indemnification obligations The Company recorded a pre-tax gain on the sale of assets of approximately $32.9 million during the three months ended April 30, 2008 which does not include the $2.4 million of additional product licensing costs associated with the restructured license agreements with KMC.

On May 29, 2009, the Company entered into an agreement with KMC providing for the early release of the escrow funds. The Company received approximately $3.8 million and $0.2 million was paid to KMC as a discount for the early release of the $4.0 million held in escrow. The Company will record a gain associated with the release of funds in the quarter ending July 31, 2009.

5. Earnings Per Share

Earnings per share for the three months ended April 30, 2009 and 2008, is calculated as follows (in thousands, except for per share amounts):

	2009			2008
			Per			Per
	Net		Share	Net		Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Earnings (loss) available to common stock holders	$1,515	16,923	$0.09	$15,357	17,639	$0.87
Effect of Dilutive Securities
Options	—	120		—	610
Diluted EPS
Earnings available to common stockholders with assumed conversions	$1,515	17,043	$0.09	$15,357	18,249	$0.84

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Stock-Based Compensation Plans

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

On February 1, 2006 the Company adopted the provisions of SFAS No. 123(R) “Share-Based Payments,” using the modified-prospective method. Under this transition method, compensation expense recognized subsequent to adoption includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of adoption, based on values estimated in accordance with the original provisions of SFAS No. 123, and b) compensation cost of all share-based payments granted subsequent to adoption, based on the grant-date fair values estimated in accordance with the provisions of SFAS No. 123(R).

Upon adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation expense from the multiple-option (i.e., accelerated) approach to the single-option (i.e., straight-line) method. Compensation expense for share-based awards granted through January 31, 2006 will continue to be subject to the accelerated or multiple-option method, while compensation expense for share-based awards granted on or after February 1, 2006 will be recognized using a straight-line, or single-option method. The Company recognizes these compensation costs over the service period of the award, which is generally the option vesting term of three or four years. In determining the fair value of options granted the Company primarily used the Black-Scholes model and assumed no dividends per year. For the quarter ended April 30, 2009, the Company did not grant any options. During fiscal 2009, the Company used a weighted average expected life of 3.73 years, expected volatility of 62%, and weighted average risk free interest rate of 2.57%. During fiscal year 2008, the Company used a weighted average expected life of 4.12 years, expected volatility of 75%, and weighted average risk free interest rate of 4.46%.

For the quarter ended April 30, 2009, the Company recorded a total of $27,000 in share based compensation related to stock options and restricted stock. Share-based compensation expense was allocated as follows for the three months ending April 30, 2009: (1) $5,000 in sales and marketing expense; and (2) $22,000 in general and administrative expense. The Company did not grant any stock options in the first quarter ended April 30, 2009.

The following represents option activity under the 1992 Stock Option Plan, 1996 Equity Incentive Plan, 2005 Incentive Award Plan, as amended and restated, and certain employee options issued outside these plans for the quarter ended April 30, 2009: (shares and intrinsic value in thousands)

		Weighted	Weighted Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (Years)	Intrinsic Value
Beginning balance	1,048	$2.26

Granted	—	$—

Exercised	(36)	$1.04

Canceled or expired	(46)	$7.19

Ending Balance	966	$2.07	5.94	$277

Stock options exercisable at quarter-end	700	$2.05	4.83	$270

 During the three months ended April 30, 2009, the total intrinsic value of stock options exercised was $28,000. As of April 30, 2009, we did not receive payment from the exercise of stock options and we have a balance of approximately $37,000 in other receivables .The excess tax benefit was negligible for the quarter ended April 30, 2009. As of April 30, 2009, there was $277,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1992, 1996, and 2005 plans, and certain employee options issued outside these plans. That cost is expected to be recognized over a weighted-average period of 4.0 years.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

7. Concentration of Revenues

During the first quarter of fiscal year 2010, one customer, Novell Inc., totaled approximately 64% of the revenues of the Company. There were no new block licenses for the first quarter of fiscal year 2010. During the first quarter of fiscal year 2009, two customers, KMC and Novell Inc. totaled 88% of the revenues of the Company.

8. Income Taxes

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

At April 30, 2009, the Company had determined it was more-likely-than-not its deferred tax assets would be realized.

9. Restructuring

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

A summary of the activities related to these restructuring liabilities are as follows:

(In thousands)	Severance	Facilities
Balance at February 1, 2009	$197	$20
Restructuring Charges	—	—
Payments	135	20
Balance at April 30, 2009	$62	$—

The remaining severance payments are expected to be paid out over the next 11 months. At April 30, 2009, $62,000 is included in other current liabilities.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Subsequent Events

The Company entered into a letter agreement, dated May 26, 2009, with KMC. In connection with the KMC transaction, $4.0 million of consideration payable from KMC to the Company was held in escrow. The letter agreement provided for the early release of the escrow funds to the Company, subject to a discount payable to KMC. Pursuant to the letter agreement, the Company received a sum of approximately $3.8 million on May 29, 2009 and a discount of $0.2 million was paid to KMC. The Company will record a gain associated with the release of funds in the quarter ending July 31, 2009.

The Company entered into an Employment Agreement, dated May 26, 2009, with William Neil, its Chief Financial Officer and Acting Chief Executive Officer. The Employment Agreement provides that Mr. Neil will serve on an at-will basis as the Company’s Chief Financial Officer and Acting Chief Executive Officer. Mr. Neil will receive a base salary of $225,000, retroactively effective as of September 16, 2008. Mr. Neil is also entitled to receive a retention bonus of $20,000 on each of February 1, 2010 and February 1, 2011, if he remains an employee of the Company in good standing on such dates.

PEERLESS SYSTEMS CORPORATION

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Highlights

During the first quarter ended April 30, 2009, we showed the results of our restructuring efforts made after the sale of substantially all of our assets in the KMC transaction. Expenses have been reduced as a result of the reduction in staffing and the termination of the facility lease obligations both in El Segundo, California and Kent, Washington. Staffing costs have been reduced approximately 74% and facility costs have been reduced 95%. We continue to maintain an organization that is capable of meeting the requirements of our customers and the obligations of a public company.

During the quarter, we amended a third party license agreement that resulted in a gain of approximately $2.6 million.

In connection with the KMC transaction, $4.0 million of consideration payable from KMC to the Company was held in escrow. In May 2009, the Company negotiated for the early release of these escrow funds, subject to a discount payable to KMC. The Company received a sum of approximately $3.8 million on May 29, 2009. The Company will record a gain associated with the release of funds in the quarter ending July 31, 2009.

Consolidated revenues for the first quarter of fiscal year 2009 were $0.9 million, a 71.9% decline from the first quarter of fiscal year 2009 and a 59.1% decline from the fourth quarter of fiscal 2009. Product licensing revenues decreased 1.7% as a result of a decrease in licensing revenue from the first quarter of fiscal year 2009. Engineering services and maintenance revenues decreased 93.5% primarily due to the sale to KMC of the engineering work force from the first quarter of fiscal year 2009. These overall decreases in revenues were primarily attributable to declines in the demand for our technologies, third party technologies we are licensed to sell and the requirement for traditional engineering services.

We acquired 416,800 shares of common stock of Highbury Financial, Inc. (“Highbury”), recorded at fair value of approximately $1.1 million as of April 30, 2009. We held 1,112,148 shares of Highbury common stock and warrants to acquire 1,449,621 shares of Highbury common stock recorded at fair value of approximately $4.4 million as of June 9, 2009.

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

Block licenses are per-unit licenses in large volume quantities to an OEM for products either in or about to enter into distribution into the marketplace. Payment schedules for block licenses are negotiable and payment terms are often dependent on the size of the block and other terms and conditions of the block license being acquired. Typically, payments are made in either one lump sum or over a period of four or fewer quarters.

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

The technology we license has addressed the worldwide market for monochrome printers (21-69 pages per minute) and multifunction printers (“MFP”) (21-110 pages per minute). This market has been consolidating, and the demand for the monochrome technology and products offered by us declined throughout fiscal year 2009 and fiscal year 2008.

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

Liquidity and Capital Resources

Compared to January 31, 2009, total assets at April 30, 2009 decreased 2.5% to $50.3 million and stockholders’ equity increased 3.3% to $46.0 million, primarily the result of the net income generated by the reversal of the product licensing cost related to a licensing agreement amendment. Our cash and investment portfolio at April 30, 2009 was $43.4 million, a decrease of 2.9% from $44.7 million as of January 31, 2009, and the ratio of current assets to current liabilities was 17.5:1, which is an increase from the 9.2:1 ratio as of January 31, 2009. The increase was primarily the result of the reduction to accrued licensing cost for which the reduced amount has been disbursed in the current quarter and a reversal for technologies licensed by the Company to a customer due to an agreement amending a third party technology license agreement. Our operations used $1.1 million in cash during the three months ended April 30, 2009, compared to $0.3 million in cash used by operations during the quarter ended April 30, 2008.

During the three months ended April 30, 2009, $114,000 in cash was generated by our investing activities, mainly due to interest income. We have not historically purchased, nor do we expect to purchase in the future, derivative instruments or enter into hedging transactions.

At April 30, 2009, our principal source of liquidity, cash and cash equivalents was $42.3 million; a decrease of $2.4 million from January 31, 2009. The decrease is primarily due to the increase in marketable securities of $1.1 million. The Company in the current quarter purchased exchanged traded marketable securities. As of April 30, 2009, the Company has purchased 416,800 of Highbury common stocks. We do not have a credit facility and may require additional long-term capital to finance an acquisition or merger.

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

As of April 30, 2009, we had tax credit carry-forwards available to reduce future income tax liabilities of approximately $5.5 million which begin to expire in fiscal year 2011. The realization of these assets is based upon management’s estimates of future taxable income. We have provided a valuation allowance for the remaining of our net deferred tax assets, primarily foreign tax credits, because of the uncertainty with respect to our ability to generate future taxable income to realize the deferred tax assets. With a change in management’s assessment of the uncertainty, the valuation allowance will be adjusted accordingly.

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

On February 1, 2007, we adopted FIN 48. See “Item 1. Financial Statements — Note 8. Income Taxes” for further information.

Results of Operations

Comparison of Quarters Ended April 30, 2009 and 2008

	Percentage of		Percentage
	Total Revenues		Change
	Three Months		Three Months
	Ended		Ended
	April 30,		April 30,
	2009	2008	2009 vs. 2008
Statements of Operations Data:
Revenues:
Product licensing	82%	23%	59%
Engineering services and maintenance	18	77	(59)
Total revenues	100	100	—
Cost of revenues:
Product licensing	(263)	83	(346)
Engineering services and maintenance	9	43	(34)
Total cost of revenues	(254)	126	(380)
Gross margin	354	(26)	380
Operating expenses:
Research and development	—	29	(29)
Sales and marketing	23	21	2
General and administrative	62	112	(50)
Gain on sale	—	(1,018)	1,018
Restructuring expense	—	34	(34)
Total operating expenses	85	(822)	907
Income from operations	269	796	(527)
Other income, net	13	5	8
Income before income taxes	282	801	(519)
Provision for income taxes	113	326	*
Net income	169%	475%	(306)%

*	Percentage not meaningful

Net Income

Our net income in the first quarter of fiscal year 2010 was $1.5 million, or $0.09 per basic share and $0.09 per diluted share, compared to a net income of $15.4 million, or $0.87 per basis share and $0.84 per diluted share, in the first quarter of fiscal year 2009, which included the $32.9 million gain associated with the KMC transaction.

Revenues

Consolidated revenues were $0.9 million for the first quarter of fiscal year 2010, compared to $3.2 million for the first quarter of fiscal year 2009. Engineering services and maintenance revenues decreased $3.1 million, primarily as a result of the sale of our intellectual properties to KMC.

Cost of Revenues

Total cost of revenues were $(2.3) million in the first quarter of fiscal year 2010, compared to $4.1 million in the first quarter of fiscal year 2009. Product licensing costs decreased $5.1 million in the period primarily due to a reversal of accrued licensing costs for technologies licensed by the Company to a customer due to an agreement amending a third party technology license agreement and the $2.4 million of additional product licensing costs associated with the restructured license agreements with KMC recorded during the quarter ended April 30, 2008. Engineering services and maintenance costs in the first quarter of fiscal year 2010 decreased $0.6 million compared to the first quarter of fiscal 2009 mainly due to the transfer of 38 employees to KMC as a part of the KMC transaction.

Gross Margin

Our gross margin increased to 354% in the first quarter of fiscal year 2010 compared with (26)% in the first quarter of fiscal year 2009. The increase was primarily the result of the reduction to accrued licensing cost for which the reduced amount has been disbursed in the current quarter and a reversal for technologies licensed by the Company to a customer due to an agreement amending a third party technology license agreement.

Operating Expenses

Total operating expenses for the first quarter of fiscal year 2010 increased 907% to $0.77 million, compared with $(26.6) million for the same period one year ago due mainly to the KMC transaction.

•
Research and development expenses decreased 100% to $0 in the first quarter of fiscal year 2010 from $0.9 million in the comparable quarter of fiscal year 2009. The decrease was attributable to the transfer of engineers to KMC and the discontinuance of the product development efforts subsequent to the KMC transaction.

•
Sales and marketing expenses decreased 70% to $0.2 million in the first quarter of fiscal year 2010 from $0.7 million in the comparable quarter of fiscal year 2009. The decrease was due the reduction of staffing which was no longer required in the sale of current product offerings.

•
General and administrative expenses decreased 85% to $0.6 million in the first quarter of fiscal year 2010 from $3.6 million in the comparable quarter of fiscal year 2009. The decrease was due to lower staffing levels and a lower level of professional fees which were expended in support of the KMC transaction and the due diligence efforts associated with a transaction that was not completed.

Income Taxes

Our $1.0 million tax provision for the first quarter of fiscal 2010 was primarily due to the gain associated with the amended third party license agreement. Our tax provision for the first quarter of fiscal year 2009 was primarily due to the KMC transaction.

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

We have investments in marketable securities that are classified and accounted for as available-for-sale, comprised of 416,800 shares of common stock of Highbury as of April 30, 2009 and 1,112,148 shares of common stock and 1,449,621 warrants of Highbury as of June 9, 2009. Market conditions during recent months continue to indicate significant uncertainty on the part of investors on the economic outlook for the U.S. and reduced liquidity. Our investment in Highbury is also subject to the risk factors set forth in Highbury's filings with the Securities and Exchange Commission, including, but not limited to Highbury's Annual Report on Form 10-K filed on March 4, 2009 and the Quarterly Report on Form 10-Q filed on April 29, 2009.

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

Item 4 — Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Financial Officer and Acting Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

For the period ending April 30, 2009 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Financial Officer and Acting Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Financial Officer and Acting Chief Executive Officer concluded that, as of April 30, 2009, our disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting

In the three months ended April 30, 2009, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

Item 1A — Risk Factors.

 There have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (the “Form 10-K”), except as set forth below. Please refer to that section of the Form 10-K for disclosures regarding the risks and uncertainties related to our business.

The following risk factor is amended and restated in its entirety from the form set forth in the Item 1A of the Form 10-K:

Our current growth strategy depends in part on our ability to successfully invest in and/or acquire the assets or businesses of other companies. Our failure to complete transactions that accomplish these objectives could reduce our earnings and slow our growth. In addition, our investments may be subject to substantial risk.

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

As part of our investment strategy, we have invested in common stock and warrants of Highbury, which investment maybe subject to substantial risk.  As of June 9, 2009, we owned 1,112,148 shares of common stock and 1,449,621 warrants to acquire common stock of Highbury. Market conditions during recent months continue to indicate significant uncertainty on the part of investors on the economic outlook for the U.S. and reduced liquidity. Our investment in Highbury is also subject to the risk factors set forth in Highbury's filings with the Securities and Exchange Commission, including, but not limited to Highbury's Annual Report on Form 10-K filed on March 4, 2009 and the Quarterly Report on Form 10-Q filed on April 29, 2009.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.

The following table indicates the Company’s repurchases of common stock during the first quarter of 2010 on a month-by-month basis.  All of these purchases were made under the Company’s share repurchase program announced July 16, 2008.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2009 – February 28, 2009	59,500	$1.80	1,522,398	477,602

March 1, 2009 - March 31, 2009	44,818	$1.71	1,567,216	432,784

April 1, 2009 - April 30, 2009	107,175	$1.83	1,674,391	325,609

Total	211,493	$1.80	1,674,391	325,609

Under the existing plan which was enacted by the Board in July 2008, the Company was authorized to repurchase up to 2,000,000 shares of its common stock. As of June 9, 2009, the Company repurchased 1,837,443 shares for an aggregate consideration of approximately $3.4 million, effectively returning capital to stockholders and increasing stockholder value.

On June 5, 2009, the Board of Directors of the Company authorized the expansion of the Company’s share repurchase program to purchase an additional 2,000,000 shares.

Item 3 — Defaults Upon Senior Securities.

None.

Item 4 — Submission of Matters to a Vote of Security Holders.

None.

Item 5 — Other Information.

None.

Item 6 — Exhibits.

EXHIBIT 31.1 Certification of Chief Financial Officer and Acting Chief Executive Officer

EXHIBIT 32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Peerless Systems Corporation

By:	/s/ William R. Neil
Chief Financial Officer and Acting Chief Executive Officer
(Chief Financial Officer and Acting Chief Executive Officer)

Date: June 15, 2009

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

EXHIBIT 31.1	Certification of Chief Financial Officer and Acting Chief Executive Officer

EXHIBIT 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.