Form 10-Q
period 2009-07-31
PEERLESS SYSTEMS CORP
filed 2009-09-11
CIK 897893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

     (Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-21287

PEERLESS SYSTEMS CORPORATION
(Exact name of Registrant as Specified in its Charter)

Delaware	95-3732595
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

2361 Rosecrans Avenue, El Segundo, CA	90245
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares of Common Stock outstanding as of September 8, 2009 was 16,392,010.

PEERLESS SYSTEMS CORPORATION
INDEX

Page No

PART I — FINANCIAL INFORMATION

Forward-looking Statement	3

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets at July 31, 2009 and January 31, 2009	4

Unaudited Condensed Consolidated Statements of Operations for the Three and Six Month Periods Ended July 31, 2009 and 2008	5

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Month Periods Ended July 31, 2009 and 2008	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	19

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	21

Item 6. Exhibits	21

Signatures

Exhibit 31.1 Certification of Chief Financial Officer and Acting Chief Executive Officer

Exhibit 32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

FORWARD—LOOKING STATEMENTS

Statements made by us in this report and in other reports and statements released by us that are not historical facts may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements are necessarily estimates reflecting the judgment of our senior management based on our current estimates, expectations, forecasts and projections and include comments that express our current opinions about trends and factors that may impact future operating results.  Disclosures that use words such as “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect,” “project” or the negative of these, as well as similar expressions, are intended to identify forward-looking statements.  These statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievement, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements.  We discuss such risks, uncertainties and other factors which could cause results to differ materially from management’s expectations throughout this report.  Additional information regarding factors that could cause results to differ materially from management's expectations is found in the section entitled "Risk Factors" in our 2009 Annual Report on Form 10-K and in Item 1A of Part II hereof.  Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below.

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

PART I—FINANCIAL INFORMATION

Item 1 — Financial Statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 31,	January 31,
	2009	2009

ASSETS
Current assets:
Cash and cash equivalents	$42,143	$44,689
Marketable securities	5,468	—
Trade accounts receivable, net	1,965	676
Income tax receivable	1,203	3,343
Deferred tax asset	805	2,673
Prepaid expenses and other current assets	159	205
Total current assets	51,743	51,586
Property and equipment, net	30	46
Other assets	6	1
Total assets	$51,779	$51,633

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$71	$92
Accrued wages	79	86
Accrued compensated absences	102	102
Accrued product licensing costs	729	4,139
Other current liabilities	492	505
Deferred revenue	437	706
Total current liabilities	1,910	5,630
Other liabilities
Tax liabilities	644	1,511
Total liabilities	2,554	7,141
Stockholders’ equity:
Common stock	19	19
Additional paid-in capital	55,623	55,493
Retained earnings	(4,360)	(7,873)
Accumulated other comprehensive income	2,352	16
Treasury stock, 2,459 and 1,813 shares at July 31, 2009 and January 31, 2009, respectively	(4,409)	(3,163)
Total stockholders’ equity	49,225	44,492
Total liabilities and stockholders’ equity	$51,779	$51,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STAMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
Revenues:
Product licensing	$1,941	$3,100	$2,677	$3,849
Engineering services and maintenance	179	241	340	2,726
Total revenues	2,120	3,341	3,017	6,575
Cost of revenues:
Product licensing	673	1,548	(1,686)	4,244
Engineering services and maintenance	65	109	145	1,505
Total cost of revenues	738	1,657	(1,541)	5,749
Gross margin	1,382	1,684	4,558	826

Research and development	-	366	-	1,305
Sales and marketing	165	411	369	1,083
General and administrative	874	1,987	1,435	5,614
(Gain) loss on sale of operating assets	(3,759)	3	(3,759)	(32,912)
Restructuring	-	109	-	1,197
	(2,720)	2,876	(1,955)	(23,713)
Income (loss) from operations	4,102	(1,192)	6,513	24,539
Other income, net	101	314	216	496
Income (loss) before income taxes	4,203	(878)	6,729	25,035
Provision (benefit) for income taxes	2,204	(361)	3,215	10,196
Net income (loss)	$1,999	$(517)	$3,514	$14,839
Basic earnings (loss) per share	$0.12	$(0.03)	$0.21	$0.84
Diluted earnings (loss) per share	$0.12	$(0.03)	$0.21	$0.81
Weighted average common shares - outstanding — basic	16,740	18,058	16,781	17,750
Weighted average common shares - outstanding — diluted	16,882	18,058	16,905	18,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STAMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	July 31,
	2009	2008

Cash flows from operating activities:
Net income	$3,514	$14,839
Adjustments to reconcile net income to net cash used by operating activities
Depreciation and amortization	44	212
Share-based compensation	255	982
Income tax receivable	2,140	-
Tax liabilities	(867)	-
Deferred income taxes	1,868	4,940
Gain on sale of operating assets	(3,759)	(32,912)
Asset impairment – restructuring	-	112
Other	-	(37)
Changes in operating assets and liabilities:
Trade accounts receivables	(1,289)	1,902
Unbilled receivables	-	680
Prepaid expenses and other assets	56	96
Accounts payable	(21)	(183)
Accrued product licensing costs	(3,410)	3,048
Deferred revenue	(269)	(232)
Income taxes payable	-	5,079
Other liabilities	(152)	158
Net cash used by operating activities	(1,890)	(1,316)
Cash flows from investing activities:
Purchases of property and equipment	-	(16)
Purchases of marketable securities	(3,163)	-
Proceeds from sale of operating assets, net of expenses	3,759	32,723
Purchases of software licenses	(13)	(63)
Net cash provided by investing activities	583	32,644
Cash flows from financing activities:
Purchase of treasury stock	(1,246)	(125)
Purchase of employee stock option	(30)	-
Proceeds from exercise of common stock options	37	800
Net cash (used) provided by financing activities	(1,239)	675
Net increase (decrease) in cash and cash equivalents	(2,546)	32,003
Cash and cash equivalents, beginning of period	44,689	23,136
Cash and cash equivalents, end of period	$42,143	$55,139

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

We have evaluated subsequent events through September 11, 2009, the date these consolidated financial statements were issued and concluded no other subsequent events required disclosure or recognition.

2.  Recent Accounting Pronouncements

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS 162 to have a material effect on our results of operations and financial condition.

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”). FSP SFAS 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 on a prospective basis. There has been no impact upon our financial statements from the adoption of FSP SFAS 157-4.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS 115-2 and SFAS 124-2”). FSP SFAS 115-2 and FSP SFAS 124-2 amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles (“GAAP”) for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP SFAS 115-2 and SFAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. There has been no impact from the adoption of FSP SFAS 115-2 and FSP SFAS 124-2 upon our financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosure about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures in summarized financial information at interim reporting periods. FSP SFAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. There has been no impact from the adoption of FSP SFAS 107-1 and APB 28-1 upon our financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date (i.e. whether that date represents the date the financial statements were issued or were available to be issued). SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. There has been no impact upon adoption of SFAS 165 upon our financial statements.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 establishes the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  Under SFAS 168, the FASB Accounting Standards Codification (“Codification”) will supersede all non-SEC accounting and reporting standards existing prior to their adoption.  All other non-SEC accounting literature not included in the Codification which is not grandfathered will no longer be authoritative. SFAS 168 is effective for financial statements issued for fiscal years and interim periods beginning after September 15, 2009.  We are currently evaluating the effect that the adoption of SFAS 168 will have on our results of operation, financial position, and cash flows, but do not expect that it will have a material impact.

3.  Cash, Cash Equivalents and Marketable Securities

On February 1, 2008, the Company adopted Statement of SFAS No. 157,  “Fair Value Measurements”  (“SFAS 157”), which clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions.  This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  On a recurring basis, the Company measures its investments, cash equivalents or marketable securities at fair value.  Cash, cash equivalents and marketable securities are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.

As of July 31, 2009, cash, cash equivalents and marketable securities include the following (in thousands):

	Cost	Unrealized Gains	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash and cash equivalents	$42,143	$—	$—	$—	$42,143
Exchange traded marketable securities	3,162	2,305	—	—	5,468
Total	$45,305	$2,305	$—	$—	$47,611

Cash equivalents are comprised of money market funds traded in an active market with no restrictions.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.  Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events.  For the Company, comprehensive income consists of its reported net income and the net unrealized gains or losses on marketable securities and foreign currency translation adjustments.  Comprehensive income for each of the periods presented is comprised as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
Net income	$1,999	$(517)	$3,514	$14,839
Changes in unrealized gains/losses in available for sale securities, net of taxes	2,069	-	2,305	-
Foreign currency translation adjustment, net of taxes	4	(40)	31	(36)
Total comprehensive income, net of taxes	$4,072	$(557)	$5,850	$14,803

5.  Earnings Per Share

Earnings per share (EPS) for the three and six months ended July 31, 2009 and 2008, is calculated as follows (in thousands, except for per share amounts):

	2009			2008
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS for three months ended July 31,
Earnings (loss) available to common stockholders	$1,999	16,740	$0.12	$(517)	18,058	$(0.03)
Effect of Dilutive Securities
Options	—	142	—	—	—	—
Diluted EPS
Earnings available to common stockholders with assumed conversions	$1,999	16,882	$0.12	$(517)	18,058	$(0.03)

	2009			2008
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS for six months ended July 31,
Earnings (loss) available to common stockholders	$3,514	16,781	$0.21	$14,839	17,750	$0.84
Effect of Dilutive Securities
Options	—	124	—	—	543	—
Diluted EPS
Earnings available to common stockholders with assumed conversions	$3,514	16,905	$0.21	$14,839	18,293	$0.81

Potentially dilutive options in the aggregate of approximately 457,000 and 2,730,000 for the three months ended July 31, 2009 and 2008, respectively, and 526,000 and 1,717,000 for the six months ended July 31, 2009 and 2008, respectively, have been excluded from the calculation of the diluted income per share, as their effect would have been anti-dilutive.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Sale of operating assets to Kyocera-Mita Corporation

On April 30, 2008, the Company consummated the transactions contemplated by that certain Asset Purchase Agreement, dated as of January 9, 2008, between Kyocera-Mita Corporation (“KMC”) and the Company, pursuant to which the Company sold substantially all of its intellectual property (“IP”) to KMC, transferred to KMC thirty-eight (38) of its employees, licensed the IP back from KMC on a nonexclusive, worldwide, perpetual and royalty free basis subject to certain restrictions, and terminated substantially all of the Company’s existing agreements with KMC.  As consideration for the sale, KMC assumed approximately $0.4 million of the Company’s liabilities, paid the Company $33.0 million and agreed to escrow an additional $4.0 million relating to potential indemnification obligations.  The Company recorded a pre-tax gain on the sale of assets of approximately $32.9 million during the three months ended April 30, 2008 which does not include the $2.4 million of additional product licensing costs associated with the restructured license agreements with KMC.

During the current quarter, the Company entered into an agreement with KMC providing for the early release of the escrow funds. The Company received approximately $3.8 million which was recognized as a gain and $0.2 million was paid to KMC as a discount for the early release of the $4.0 million held in escrow.

7.  Product License Costs

In the first quarter of fiscal 2010, the Company reduced an estimated product licensing liability by $2.6 million due to an agreement amending a third party technology license agreement.  In the first quarter of fiscal 2009, the Company had a $2.4 million increase of product licensing expense due to the sale of assets to KMC and the resultant change in mix of technologies available to be delivered against existing block licenses with KMC.

8.  Stock-Based Compensation Plans

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

Upon adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation expense from the multiple-option (i.e., accelerated) approach to the single-option (i.e., straight-line) method.  Compensation expense for share-based awards granted through January 31, 2006 will continue to be subject to the accelerated or multiple-option method, while compensation expense for share-based awards granted on or after February 1, 2006 will be recognized using a straight-line, or single-option method.  The Company recognizes these compensation costs over the service period of the award, which is generally the option vesting term of three or four years.  In determining the fair value of options granted the Company primarily used the Black-Scholes model and assumed no dividends per year.  For fiscal 2010, the Company is using a weighted average expected life of 3.29 years, expected volatility of 66% and a weighted average risk free interest rate of 2.46%.  For fiscal 2009, the Company used a weighted average expected life of 3.73 years, an expected volatility of 62%, and a weighted average risk free interest rate of 2.57%.

For the six months ended July 31, 2009, the Company recorded a total of $255,000 in share based compensation related to stock options and restricted stock.  Share-based compensation expense was allocated as follows for the six months ending July 31, 2009: (1) $10,000 in sales and marketing expense; and (2) $245,000 in general and administrative expense.  The Company granted 105,000 stock options in the six months ended July 31, 2009.

The following represents option activity under the 1992 Stock Option Plan, 1996 Equity Incentive Plan, and 2005 Incentive Award Plan, as amended and restated for the six months ended July 31, 2009: (shares and intrinsic value in thousands)

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2009	1,058	$2.26
Granted	-	-
Exercised	(36)	1.04
Canceled or expired	(46)	7.19
Outstanding at April 30, 2009	976	$2.07
Granted	105	1.95
Exercised	-	-
Canceled or expired	(179)	2.80
Outstanding at July 31, 2009	902	$1.91	6.24	$495

Stock options exercisable at quarter-end	550	$1.86	4.38	$393

 The weighted-average grant date fair value of the options granted during the six months ended July 31, 2009 was $1.95.  As of July 31, 2009, there was $216,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 1992, 1996, and 2005 plans, and certain employee options issued outside these plans.  That cost is expected to be recognized over a weighted-average period of 2.7 years.

The Company’s valuations are based upon the Black-Scholes valuation model.  These option valuation models were developed for use in estimating the fair value of traded-options, which have no vesting restrictions and are fully transferable and negotiable in a free trading market.  In addition, option valuation models require input of subjective assumptions, including the expected stock price volatility and expected life of the option.  Because the Company’s stock options have characteristics significantly different from those of freely traded options, and changes in the subjective input assumptions can materially affect the Company’s fair value estimates of those options, in the Company’s opinion, existing valuation models are not reliable single measures and may misstate the fair value of the Company’s stock options.  Because the Company stock options do not trade on a secondary exchange, recipients can receive no value nor derive any benefit from holding stock options under the plans without an increase, above the grant price, in the market price of the Company’s stock.  Such an increase would benefit all stockholders commensurately.

The Company has entered into Consulting Agreements during the three months ended July 31, 2009, effective as of August 5, 2009, with its former directors, R. Rimmy Malhotra, Steven F. Pully and Simon P. James.  In exchange for certain advisory services for a one year period, each of the consultants has received $25,000, 10,000 shares of the Company’s common stock and all stock options granted to them during their terms as directors became fully vested as of the agreement date and shall expire if not exercised on or before August 5, 2010.  The Company recorded these expenses as of July 31, 2009.

In November 2007, the Company’s then Board of Directors (the “Board”) adopted a director compensation policy which provides that directors shall receive 10,000 shares of the Company’s common stock upon re-election to the Board at any annual meeting of stockholders.  Such policy did not indicate certain terms of the grant of restricted stock.  Although the compensation policy was disclosed in the Company’s 2008 and 2009 proxy statements, the grants due in 2008 were not made to the directors.  At a meeting of the Board held on June 5, 2009, the Board clarified the terms of the 2008 and 2009 grants.  The Company has granted each of the three returning board members 10,000 shares of restricted stock, and also granted to such directors the shares which should have been granted in 2008.  The related expenses of approximately $61,000 have been recorded as of July 31, 2009.

9.  Concentration of Revenues

During the second quarter of fiscal year 2010, three customers, Konica Minolta, Printronix which acquired the assets of TallyGenicom, and Novell Inc. (“Novell”), totaled approximately 83% of the revenues of the Company.  The Company entered into one new block license during the second quarter of fiscal year 2010.  During the second quarter of fiscal year 2009, four customers, Novell, Konica Minolta, Seiko Epson, and Okidata accounted for 96% of the revenues of the Company.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.  Income Taxes

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

At July 31, 2009, the Company had determined it was more likely than not that its short term deferred tax assets would be realized.  A full valuation allowance remains against the Company’s long-term deferred tax assets.

11.  Restructuring

In connection with the sale of the intellectual property to Kyocera Mita Corporation (“KMC”), the Company formalized a plan directed at reducing operating costs.  The plan focused primarily on operational and organizational structures, use of facilities, and certain other matters.  As a result of the plan, the Company recorded approximately $1.1 million of restructuring charges during the six months ended July 31, 2008, of which $0.8 million related to exiting facilities, $0.1 million was due to asset impairments and $0.2 million was employee severance costs.

A summary of the activities related to these restructuring liabilities are as follows:

(In thousands)	Severance	Facilities
Balance at February 1, 2009	$197	$—
Restructuring Charges	—	—
Payments	178	—
Balance at July 31, 2009	$19	$—

The remaining severance payments are expected to be paid out over the next 8 months.  At July 31, 2009, $19,000 is included in other current liabilities.

PEERLESS SYSTEMS CORPORATION

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Highlights

Following the sale of the Company’s assets to KMC in April 2008, staffing has been reduced to a total of 9 employees.  Currently, we maintain an organization that is capable of meeting the requirements of our customers, evaluating our corporate strategy and meeting the obligations of a public company.

Certain funds payable from KMC to the Company in connection with such sale of assets were placed in escrow. In May 2009, the Company negotiated the early release of the escrow funds.  The Company received a sum of approximately $3.8 million net of discount payable to KMC on May 29, 2009, and recorded a gain associated with the release of funds as of July 31, 2009.

Consolidated revenues for the three months ended July 31, 2009 decreased $1.2 million, or 36%, to $2.1 million as compared with $3.3 million for the three months ended July 31, 2008.  Year-to-date net sales decreased $3.6 million, or 55% to $3.0 million for the six months ended July 31, 2009 as compared to $6.6 million for the six months ended July 31, 2008.  These overall decreases in revenues were primarily attributable to the sale of the Company’s intellectual property to KMC, and declines in the demand for (a) our technologies, (b) third party technologies we are licensed to sell, and (c) the requirement for traditional engineering services.

We held 1,180,873 shares of common stock of Highbury Financial, Inc.  (“Highbury”) and warrants to acquire 1,525,241 shares of Highbury common stock recorded at fair value of approximately $5.4 million as of July 31, 2009.

Our inability to implement our acquisition plan as well as the declining sales trend of our existing licenses, downward price pressure on the technologies we license, uncertainty surrounding third party license revenue sharing agreements, downward price pressure on original equipment manufacturer (“OEM”) products and the anticipated consolidation of the number of OEMs in the marketplace, may have a material adverse effect on our business and financial results.

General

We continue to generate revenue from our OEMs through the licensing of imaging solutions.  Our product licensing revenues are comprised of both recurring per unit and block licensing revenues and development licensing fees for source code or software development kits (“SDK”).  Licensing revenues are derived from per unit fees paid periodically by our OEM customers upon manufacturing and subsequent commercial shipment of products incorporating the technology which we license.  Licensing revenues are also derived from arrangements in which we enable third party technology, such as solutions from Adobe Systems Inc. (“Adobe”) or Novell, to be used with our OEM partners’ products.

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

The technology we license has addressed the worldwide market for printers (21-69 pages per minute) and multifunction printers (“MFP”) (21-110 pages per minute).  This market has been consolidating, and the demand for the technology offered by us declined throughout fiscal years 2009 and 2008.

The document imaging industry has changed.  Lower cost of development and production overseas increasing complexity of imaging requirements has resulted in us not being able to effectively compete in this environment.  As a result, we sold our intellectual property and transferred 38 of our engineers and support personnel to KMC.  Although as a part of the transaction we have retained the right, subject to certain restrictions, to continue licensing and supporting the imaging technology that we had previously developed and to continue to license third party imaging technologies.  We are currently pursuing other potential investment opportunities.  The strategy calls for aligning our cost structure with our current and projected revenue streams, maximizing the value of our licensed back technologies and expanding our business through investment opportunities.

Our contract with Adobe expires on March 31, 2010.  We have had discussions with them to either extend the contract or enter into a different agreement with them.  Our discussions have not resulted in an agreement.  In order to maximize the value of our Intellectual Property and relationships with our clients, we are exploring how to transition our customer base that currently utilizes Adobe technology to another technology provider.  There are no assurances that we will be able to extend our agreement with Adobe or that we will be successful in transitioning our customer base to another provider.

Liquidity and Capital Resources

Our total assets at July 31, 2009 were $51.8 million, an increase of 0.4% from $51.6 million as of January 31, 2009.   The stockholders’ equity at July 31, 2009 was $49.2 million, an increase of 10.6% from $44.5 million as of January 31, 2009, primarily the result of the net income generated by the restructuring of one of our license agreements, the release of escrow funds received from KMC in May 2009 and unrealized gain from the purchases of marketable securities.  Our cash and investment portfolio at July 31, 2009 was $47.6 million, an increase of 6.5% from $44.7 million as of January 31, 2009, and the ratio of current assets to current liabilities was 27.1:1, which is an increase from the 9.2:1 ratio as of January 31, 2009.  The increase was primarily the result of the reduction to accrued licensing cost for which the reduced amount has been disbursed in the current quarter and a reversal for technologies licensed by the Company to a customer due to an agreement amending a third party technology license agreement.  Our operations used $0.8 million in cash reflecting $1.3 million increase in receivables during the three months ended July 31, 2009, compared to $1.1 million in cash used by operations during the quarter ended July 31, 2008.

During the six months ended July 31, 2009, we invested our excess cash in money market funds and in Highbury securities.  These investments generated $216,000, mainly due to interest income and dividends.  We have not historically purchased, nor do we expect to purchase in the future, derivative instruments or enter into hedging transactions.

At July 31, 2009, our principal source of liquidity, cash and cash equivalents was $42.1 million; a decrease of $2.6 million from January 31, 2009.  The decrease is primarily due to the investment in marketable securities which has a cost basis of $3.2 million.  The Company in the current quarter purchased marketable securities traded publicly over the counter.  As of July 31, 2009, the Company owned 1,180,873 and 1,525,241 of Highbury common stock and warrants, respectively.  Each warrant gives the Company the right to purchase one share of Highbury common stock at $5.00 per share.  We do not have a credit facility and may require additional long-term capital to finance any acquisition, merger or other transaction we may determine to pursue.

Critical Accounting Policies

We describe our significant accounting policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended January 31, 2009. There has been no change in our significant accounting policies since the end of fiscal 2009.

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

Results of Operations

Comparison of Quarters Ended July 31, 2009 and 2008

	Percentage of Total Revenues Three Months Ended July 31,			Percentage of Total Revenues Three Months Ended July 31,
	2009	2008		2009 vs. 2008
Revenues:
Product licensing	92%	93%		(37	) %
Engineering services and maintenance	8	7		(26)
Total revenues	100	100		(37)
Cost of revenues:
Product licensing	32	46		(57)
Engineering services and maintenance	3	3		(40)
Total cost of revenues	35	50		(55)
Gross margin	65	50		(18)

Research and development	-	11		(100)
Sales and marketing	8	12		(60)
General and administrative	41	59		(56)
(Gain) Loss on sale of operating assets	(177)	0		(125,400)
Restructuring	-	3		(100)
	(128)	86		(195)
Income (loss) from operations	193	(36)		(444)
Other income, net	5	9		(68)
Income (loss) before income taxes	198	(26)		(579)
Provision (benefit) for income taxes	104	(11)		(711)
Net income (loss)	94%	(15	) %	(487	) %

Net Income

Our net income in the second quarter of fiscal year 2010 was $2.0 million, or $0.12 per basic and diluted share, compared to a net loss of $(0.5) million, or $(0.03) per basic share and diluted share, in the second quarter of fiscal year 2009.

Revenues

Consolidated revenues were $2.1 million for the second quarter of fiscal year 2010, compared to $3.3 million for the second quarter of fiscal year 2009.  Engineering services and maintenance revenues were $0.2 million, for the second quarter of fiscal year 2010 and 2009.

Cost of Revenues

Total cost of revenues was $0.7 million in the second quarter of fiscal year 2010, compared to $1.7 million in the second quarter of fiscal year 2009.  Product licensing costs decreased $0.9 million in the period primarily due to the lower mix of products being sold for which we pay license fees to third party.  Engineering services and maintenance costs in the second quarter of fiscal year 2010 remained consistent compared to the second quarter of fiscal 2009.

Gross Margin

Our gross margin increased to 65% in the second quarter of fiscal year 2010 compared with 50% in the second quarter of fiscal year 2009.  The increase was primarily the result of lower cost of product licensing revenues compared to last year’s second quarter which is discussed above.

Operating Expenses

Total operating expenses (excluding the gain associated with its KMC sale of assets for the second quarter of fiscal 2010) decreased 66% to $1.0 million, compared with $2.9 million for the same period one year ago.

•
Research and development expenses decreased 100% to $0 in the second quarter of fiscal year 2010 from $0.4 million in the comparable quarter of fiscal year 2009.  The decrease was attributable to the transfer of engineers to KMC and the discontinuance of the product development efforts subsequent to the KMC transaction.

•
Sales and marketing expenses decreased 60% to $0.2 million in the second quarter of fiscal year 2010 from $0.4 million in the comparable quarter of fiscal year 2009.  The decrease was due to the reduction of staffing which was no longer required in the sale of current product offerings.

•
General and administrative expenses decreased 56% to $0.9 million in the second quarter of fiscal year 2010 from $2.0 million in the comparable quarter of fiscal year 2009.  The decrease was due to lower staffing levels and a lower level of professional fees which were expended in support of the restructuring.

Income Taxes

Our $2.2 million tax provision for the second quarter of fiscal 2010 was primarily due to the gain associated with the amended third party license agreement.  Our tax provision for the second quarter of fiscal year 2009 was primarily due to the KMC transaction.

Comparison of Quarters Ended July 31, 2009 and 2008

	Percentage of Total Revenues Six Months Ended July 31,		Percentage of Total Revenues Six Months Ended July 31,
	2009	2008	2009 vs. 2008
Revenues:
Product licensing	89%	59%	(30	) %
Engineering services and maintenance	11	41	(88)
Total revenues	100	100	(54)
Cost of revenues:
Product licensing	(56)	65	(140)
Engineering services and maintenance	5	23	(90)
Total cost of revenues	(51)	87	(127)
Gross margin	151	13	452

Research and development	-	20	(100)
Sales and marketing	12	16	(66)
General and administrative	48	85	(74)
(Gain) Loss on sale of operating assets	(125)	(501)	(89)
Restructuring	-	18	(100)
	(65)	(361)	(92)
Income (loss) from operations	216	373	(73)
Other income, net	7	8	(56)
Income (loss) before income taxes	223	381	(73)
Provision (benefit) for income taxes	107	155	(68)
Net income (loss)	116%	226%	(76	) %

Net Income

Our net income in the first six months of fiscal year 2010 was $3.5 million, or $0.21 per basic and diluted share, compared to a net income of $15.0 million, or $0.84 per basic share and $0.81 per diluted share, in the first six months of fiscal year 2009.

Revenues

Consolidated revenues were $3.0 million for the first six months of fiscal year 2010, compared to $6.6 million for the first six months of fiscal year 2009.  Licensing revenues decreased $1.1 million in the first six months of fiscal year 2010 due primarily to a decrease in block licensing revenue resulting from a decline in the demand for the technologies we license.  Engineering services and maintenance revenues decreased $2.3 million, primarily as a result of the sale to KMC at the end of the first quarter of fiscal year 2009.

Cost of Revenues

Total cost of revenues was $(1.5) million in the first six months of fiscal year 2010, compared to $5.7 million in the first six months of fiscal year 2009.  Product licensing costs decreased $5.9 million in the current six month period primarily as a result of a reversal of accrued licensing costs for technologies licensed by the Company to a customer due to an agreement amending a third party technology license agreement and the $2.4 million of additional product licensing costs associated with the restructured license agreements with KMC recorded during the quarter ended April 30, 2008.  Engineering services and maintenance costs in the first six months of fiscal year 2010 were $0.1 million, compared to $1.5 million in the first six months of fiscal year 2009.  The decrease was the result of the transfer of engineering resources to KMC with the resultant decrease in services revenues and costs.

Gross Margin

Our gross margin increased to 151% for the first six months of fiscal year 2010 compared with 13% in the first six months of fiscal year 2009.  The increase was primarily the result of lower cost of product licensing revenues which is discussed above.

Operating Expenses

Total operating expenses (excluding the gain associated with its KMC sale of assets, escrow payment and reversal of accrued liability in the first six months of fiscal year 2010) decreased 80% to $1.8 million, compared with $9.2 million in the first six months of fiscal year 2009.

•
Research and development expenses decreased 100% to $0 in the first six months of fiscal year 2010 from $1.3 million in the first six months of fiscal year 2009.  The decrease was attributable to the transfer of engineers to KMC and the discontinuance of the product development efforts subsequent to the KMC transaction.

•
Sales and marketing expenses decreased 66% to $0.4 million in the first six months of fiscal year 2010 from $1.1 million in the first six months of fiscal year 2009.  The decrease was due to the reduction of staffing which was no longer required in the sale of current product offerings.

•
General and administrative expenses decreased 74% to $1.4 million in the first six months of fiscal year 2010 from $5.6 million in the first six months of fiscal year 2009.  The decrease was due to lower staffing levels and a lower level of professional fees which were expended in support of the restructuring.

Income Taxes

Our effective income tax rate was 47.8% for the six months ended July 31, 2009 compared to 41.1% for the six months ended July 31, 2008. The increase in the effective income tax rate is primarily due to the KMC transaction in fiscal year 2009.

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

We have investments in marketable securities that are classified and accounted for as available-for-sale, comprised of 1,180,873 shares of common stock and 1,525,241 warrants of Highbury as of July 31, 2009.  Market conditions during recent months continue to indicate significant uncertainty on the part of investors on the economic outlook for the U.S. and reduced liquidity.

Our investment in Highbury is also subject to the risk factors set forth in Highbury's filings with the Securities and Exchange Commission, including, but not limited to Highbury's Annual Report on Form 10-K filed on March 4, 2009 and the Quarterly Report on Form 10-Q filed on August 11, 2009.

We have not entered into any derivative financial instruments other than the Highbury warrants.  Currently all of our contracts, including those involving foreign entities, are denominated in U.S. dollars.  We have experienced no significant foreign exchange gains or losses to date.  We have not engaged in foreign currency hedging activities to date and have no intention of doing so.  Our international business is subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and to a lesser extent foreign exchange rate volatility.  Accordingly, our future results could be materially and adversely affected by changes in these or other factors.

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

For the period ending July 31, 2009 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Financial Officer and Acting Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Chief Financial Officer and Acting Chief Executive Officer concluded that, as of July 31, 2009, our disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting

In the six months ended July 31, 2009, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As part of our investment strategy, we have invested in common stock and warrants of Highbury, which investment maybe subject to substantial risk.   As of September 8, 2009, we owned 1,453,614 shares of common stock, warrants to acquire 1,615,241 shares of common stock and 500 units representing 500 shares of common stock and warrants to acquire 1,000 shares of common stock of Highbury.  Volatile market conditions during recent months continue to indicate significant uncertainty on the part of investors on the economic outlook for the U.S. which may affect the value of Highbury common stock, warrants and units.

Our investment in Highbury is affected by the performance of Highbury’s management and board of directors, the expenses they determine to incur, and their strategic direction for Highbury.  Although we beneficially own 28.7% of the outstanding common stock of Highbury, we do not have representation on Highbury’s board of directors.

Our investment in Highbury is also subject to the risk factors set forth in Highbury's filings with the Securities and Exchange Commission, including, but not limited to Highbury's Annual Report on Form 10-K filed on March 4, 2009 and the Quarterly Report on Form 10-Q filed on April 29, 2009 and August 10, 2009.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.

The following table indicates the Company’s repurchases of common stock during the second quarter of 2010 on a month-by-month basis.   All of these purchases were made under the Company’s share repurchase program adopted by the Board.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2009 – May 31, 2009	99,550	$1.94	99,550	226,059
June 1, 2009 - June 30, 2009	124,048	$1.96	124,048	2,102,011
July 1, 2009 - July 31, 2009	210,575	$2.03	210,575	1,891,436
Total	434,173	$1.99	434,173	1,891,436

The share repurchase plan was approved by the Board in July 2008. Under this plan, the Company was authorized to repurchase up to 2,000,000 shares of its common stock. On June 5, 2009, the Board authorized the expansion of the original plan to purchase an additional 2,000,000 shares.

As of July 31, 2009, the Company had repurchased a total of 2,108,564 shares for an aggregate consideration of approximately $3.9 million, effectively returning capital to stockholders and increasing stockholder value.

Item 3 — Defaults Upon Senior Securities.

None.

Item 4 — Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting of stockholders on June 5, 2009. The following matters were voted upon at the meeting:

The election of five directors to serve on the Company’s board of directors:

	Votes Cast
Director	For	Against or Withheld
Steven M. Bathgate	14,661,688	622,678
Timothy E. Brog	13,266,896	2,017,470
Gregory Bylinsky	14,989,732	294,634
Jefferson Gramm	14,942,976	341,390
Jeffrey A. Hammer	14,797,535	487,013

2.	The ratification of the Company’s selection of Ernst & Young LLP as Independent Registered Public Accounting Firm for the year ending January 31, 2010:

	Votes Cast
	For	Against or Withheld
Ratification of Auditor	13,716,208	1,568,000

Item 5 — Other Information.

None.

Item 6 — Exhibits.

10.1                         Form of Restricted Stock Agreement

10.2                         Form of Consulting Agreement

EXHIBIT 31.1        Certification of Chief Financial Officer and Acting Chief Executive Officer

EXHIBIT 32.1        Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Peerless Systems Corporation

By:	/s/ William R. Neil
Chief Financial Officer and Acting Chief Executive Officer

Date: September 11, 2009

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Form of Restricted Stock Agreement

10.2	Form of Consulting Agreement

31.1	Certification of Chief Financial Officer and Acting Chief Executive Officer

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002