Form 10-Q
period 2009-10-31
PEERLESS SYSTEMS CORP
filed 2009-12-11
CIK 897893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

or

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

2381 Rosecrans Avenue, El Segundo, CA
(Registrant’s Former Address)

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

The number of shares of Common Stock outstanding as of December 7, 2009 was 16,018,914.

PEERLESS SYSTEMS CORPORATION
INDEX

Exhibit 31.1   Certification of Chief Financial Officer and Acting Chief Executive Officer

Exhibit 32.1   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

FORWARD—LOOKING STATEMENTS

Statements made by us in this report and in other reports and statements released by us that are not historical facts may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements are necessarily estimates reflecting the judgment of our senior management based on our current estimates, expectations, forecasts and projections and include comments that express our current opinions about trends and factors that may impact future operating results.  Disclosures that use words such as “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect,” “project” or the negative of these, as well as similar expressions, are intended to identify forward-looking statements.  These statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievement, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements.  We discuss such risks, uncertainties and other factors which could cause results to differ materially from management’s expectations throughout this report.  Additional information regarding factors that could cause results to differ materially from management's expectations is found in the section entitled "Risk Factors" in our 2009 Annual Report on Form 10-K and in Item 1A of Part II of the Quarterly Reports on Form 10-Q for the first and second quarters and hereof.  Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below.

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

PART I—FINANCIAL INFORMATION

Item 1 — Financial Statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 31,	January 31,
	2009	2009

ASSETS
Current assets:
Cash and cash equivalents	$36,868	$44,689
Marketable securities	12,588	—
Trade accounts receivable, net	1,598	676
Income tax receivable	352	3,343
Deferred tax asset	805	2,673
Prepaid expenses and other current assets	396	205
Total current assets	52,607	51,586
Property and equipment, net	27	46
Other assets	8	1
Total assets	$52,642	$51,633

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$22	$92
Accrued wages	82	86
Accrued compensated absences	94	102
Accrued product licensing costs	278	4,139
Other current liabilities	322	505
Deferred revenue	459	706
Total current liabilities	1,257	5,630
Other liabilities
Tax liabilities	644	1,511
Total liabilities	1,901	7,141
Stockholders’ equity:
Common stock	19	19
Additional paid-in capital	55,847	55,493
Retained earnings	(817)	(7,873)
Accumulated other comprehensive income	134	16
Treasury stock, 2,473 and 1,813 shares at October 31, 2009 and January 31, 2009, respectively	(4,442)	(3,163)
Total stockholders’ equity	50,741	44,492
Total liabilities and stockholders’ equity	$52,642	$51,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STAMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Revenues:
Product licensing	$682	$1,299	$3,359	$5,148
Engineering services and maintenance	273	333	613	3,059
Total revenues	955	1,632	3,972	8,207
Cost of revenues:
Product licensing	248	526	(1,437)	4,769
Engineering services and maintenance	54	170	199	1,675
Total cost of revenues	302	696	(1,238)	6,444
Gross margin	653	936	5,210	1,763

Research and development	-	124	-	1,430
Sales and marketing	143	274	512	1,330
General and administrative	851	911	2,286	6,551
Gain on sale of operating assets	-	-	(3,759)	(32,912)
Restructuring charges	-	744	-	1,941
	994	2,053	(961)	(21,660)
Income (loss) from operations	(341)	(1,117)	6,171	23,423
Other income, net	4,813	352	5,029	848
Income (loss) before income taxes	4,472	(765)	11,200	24,271
Provision for income taxes	929	398	4,145	10,593
Net income (loss)	$3,543	$(1,163)	$7,055	$13,678
Basic earnings (loss) per share	$0.21	$(0.06)	$0.42	$0.76
Diluted earnings (loss) per share	$0.21	$(0.06)	$0.42	$0.74
Weighted average common shares - outstanding — basic	16,505	18,115	16,688	17,925
Weighted average common shares - outstanding — diluted	16,699	18,115	16,835	18,367

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STAMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	October 31,
	2009	2008

Cash flows from operating activities:
Net income	$7,055	$13,678
Adjustments to reconcile net income to net cash used by operating activities
Depreciation and amortization	56	251
Share-based compensation	347	1,125
Income tax receivable	2,991	-
Tax liabilities	(867)	-
Deferred income taxes	1,868	4,940
Gain on sale of operating assets	(3,759)	(32,912)
Asset impairment – restructuring	-	112
Other	-	(16)
Changes in operating assets and liabilities:
Trade accounts receivables	(922)	1,960
Unbilled receivables	-	675
Prepaid expenses and other assets	(185)	286
Accounts payable	(70)	(228)
Accrued product licensing costs	(3,861)	2,545
Deferred revenue	(247)	(368)
Income taxes payable	-	2,195
Other liabilities	(195)	176
Net cash provided by (used in) operating activities	2,211	(5,581)
Cash flows from investing activities:
Purchases of property and equipment	-	(16)
Purchases of marketable securities	(12,506)	-
Proceeds from sale of operating assets, net of expenses	3,759	32,723
Purchases of software licenses	(13)	(63)
Net cash (used in) provided by investing activities	(8,760)	32,644
Cash flows from financing activities:
Purchase of treasury stock	(1,279)	(2,216)
Purchase of employee stock option	(30)	-
Proceeds from exercise of common stock options	37	871
Net cash used in financing activities	(1,272)	(1,345)
Net (decrease) increase in cash and cash equivalents	(7,821)	25,718
Cash and cash equivalents, beginning of period	44,689	23,136
Cash and cash equivalents, end of period	$36,868	$48,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying unaudited, condensed, consolidated financial statements of Peerless Systems Corporation (the “Company” or “Peerless”) have been prepared pursuant to the rules of the SEC for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles.  The financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company.  These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed with the SEC on May 1, 2009.  The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.

We have evaluated subsequent events through December 11, 2009, the date these consolidated financial statements were issued, and concluded no other subsequent events required disclosure or recognition.

2.  Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification ™ (“ASC”) as the sole source of authoritative nongovernmental GAAP. All non-grandfathered non-SEC accounting literature has been superseded by the ASC. The ASC does not change how the Company accounts for its transactions or the nature of related disclosures made. Instead, when referring to guidance issued by the FASB, the Company refers to topics in the ASC rather than individual pronouncements. The above change was made effective by the FASB for financial statements issued for interim and annual periods ending after September 15, 2009. As a result of the Company’s implementation of the ASC in this quarterly report and to facilitate understanding of the impact of the ASC, we have updated references to GAAP to include both new and old guidance. The Company believes that adoption of the ASC does not have a material effect on its consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). This update provides amendments to ASC Topic 820, “Fair Value Measurements and Disclosure” for the fair value measurement of liabilities. There was no impact upon adoption of ASU 2009-05 for all financial liabilities.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). This update provides amendments to the criteria to ASC Topic 605, “Revenue Recognition” for separating consideration in multiple-deliverable arrangements. The amendments to this update establish a selling price hierarchy for determining the selling price of a deliverable. ASU 2009-13 is effective for financial statements issued for years beginning on or after June 15, 2010. We are currently evaluating the effect that the adoption of ASU 2009-13 will have on our results of operation, financial position and cash flows, but do not expect the adoption will have a material impact.

3.  Cash, Cash Equivalents and Marketable Securities

On February 1, 2008, the Company adopted the provisions of FASB ASC Topic 820, Fair Value Measurements and Disclosures (formerly known as FAS 157 Fair Value Measurements), which clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, Topic 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions.  This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  On a recurring basis, the Company measures its investments, cash equivalents or marketable securities at fair value.  Cash, cash equivalents and marketable securities are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of October 31, 2009, cash, cash equivalents and marketable securities included the following (in thousands):

	Cost	Unrealized Gains	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash and cash equivalents	$36,868	$—	$—	$—	$36,868
Exchange traded marketable securities	12,513	75	—	—	12,588
Total	$49,381	$75	$—	$—	$49,456

Cash equivalents are comprised of money market funds which are traded in an active market with no restrictions and money market savings accounts. In the current quarter, we received a $4.8 million dividend on our shares of Highbury Financial, Inc. (“Highbury”) common stock.

4.  Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events.  For the Company, comprehensive income consists of its reported net income and the net unrealized gains or losses on marketable securities and foreign currency translation adjustments.  Comprehensive income for each of the periods presented is comprised as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
Net income (loss)	$3,543	$(1,163)	$7,055	$13,678
Changes in unrealized losses in available for sale securities, net of taxes	(2,231)	-	(162)	-
Foreign currency translation adjustment, net of taxes	13	20	44	(16)

Total comprehensive income (loss), net of taxes	$1,325	$(1,143)	$6,937	$13,662

5.  Earnings Per Share

Earnings per share (EPS) for the three and nine months ended October 31, 2009 and 2008, is calculated as follows (in thousands, except for per share amounts):

	2009			2008
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic EPS for three months ended October 31,
Earnings (loss) available to common stockholders	$3,543	16,505	$0.21	$(1,163)	18,115	$(0.06)
Effect of Dilutive Securities
Options	—	194	—	—	—	—
Diluted EPS
Earnings available to common stockholders with assumed conversions	$3,543	16,699	$0.21	$(1,163)	18,115	$(0.06)

	2009			2008
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS for nine months ended October 31,
Earnings available to common stockholders	$7,055	16,688	$0.42	$13,678	17,925	$0.76
Effect of Dilutive Securities
Options	—	147	—	—	442	—
Diluted EPS
Earnings available to common stockholders with assumed conversions	$7,055	16,835	$0.42	$13,678	18,367	$0.74

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Potentially dilutive options in the aggregate of approximately 320,000 and 1,598,000 for the three months ended October 31, 2009 and 2008, respectively, and 528,000 and 1,468,000 for the nine months ended October 31, 2009 and 2008, respectively, have been excluded from the calculation of diluted income per share based on (i) the fact that the exercise prices of such options was above the average stock price and (ii) the number of buy back options above the assumed shares issued upon exercise of options.  For these reasons, these options were considered anti-dilutive.

6. Sale of operating assets to Kyocera-Mita Corporation

On April 30, 2008, the Company consummated the transactions contemplated by the Asset Purchase Agreement, dated as of January 9, 2008, between Kyocera-Mita Corporation (“KMC”) and the Company, pursuant to which the Company sold substantially all of its intellectual property (“IP”) to KMC, transferred to KMC thirty-eight (38) of its employees, licensed the IP back from KMC on a nonexclusive, worldwide, perpetual and royalty free basis subject to certain restrictions, and terminated substantially all of the Company’s existing agreements with KMC.  As consideration for the sale, KMC assumed approximately $0.4 million of the Company’s liabilities, paid the Company $33.0 million and agreed to escrow an additional $4.0 million relating to potential indemnification obligations.  The Company recorded a pre-tax gain on the sale of assets of approximately $32.9 million during the three months ended April 30, 2008 which does not include the $2.4 million of additional product licensing costs associated with the restructured license agreements with KMC.

In the first quarter of fiscal 2010, the Company entered into an agreement with KMC providing for the early release of the escrow funds. The Company received approximately $3.8 million which was recognized as a gain and $0.2 million was paid to KMC as a discount for the early release of the $4.0 million held in escrow.

7.  Product License Costs

In the first quarter of fiscal 2010, the Company reduced an estimated product licensing liability by $2.6 million in connection with the amendment of a third party technology license agreement.  In the first quarter of fiscal 2009, the Company had a $2.4 million increase of product licensing expense due to the sale of assets to KMC and the resulting change in mix of technologies available to be delivered against existing block licenses with KMC.

8.  Stock-Based Compensation Plans

The Company has certain plans which provide for the grant of incentive stock options to employees and non-statutory stock options, restricted stock awards and stock bonuses to employees, directors and consultants.  The terms of stock options granted under these plans generally may not exceed 10 years.  Options granted under the incentive plans vest at the rate specified in each optionee’s agreement, generally over three or four years.  An aggregate of 6.2 million shares of common stock have been authorized for issuance under the various option plans.

On February 1, 2006 the Company adopted FASB ASC Topic 718, Compensation – Stock Compensation (formerly known as FAS 123(R) Share-Based Payment), using the modified-prospective method.  Under this transition method, compensation expense recognized subsequent to adoption includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of adoption, based on values estimated in accordance with the original provisions of SFAS No. 123, and b) compensation cost of all share-based payments granted subsequent to adoption, based on the grant-date fair values estimated in accordance with Topic 718.

Upon adoption of Topic 718, the Company changed its method of attributing the value of stock-based compensation expense from the multiple-option (i.e., accelerated) approach to the single-option (i.e., straight-line) method.  Compensation expense for share-based awards granted through January 31, 2006 will continue to be subject to the accelerated or multiple-option method, while compensation expense for share-based awards granted on or after February 1, 2006 will be recognized using a straight-line, or single-option method.  The Company recognizes these compensation costs over the service period of the award, which is generally the option vesting term of three or four years.  In determining the fair value of options granted the Company primarily used the Black-Scholes model and assumed no dividends per year.  For fiscal 2010, the Company is using a weighted average expected life of 3.29 years, expected volatility of 64% and a weighted average risk free interest rate of 2.33%.  For fiscal 2009, the Company used a weighted average expected life of 3.41 years, an expected volatility of 69%, and a weighted average risk free interest rate of 4.00%.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the nine months ended October 31, 2009, the Company recorded a total of $347,000 in share based compensation related to stock options, restricted stock and issuance of common stock.  Share-based compensation expense was allocated as follows for the nine months ending October 31, 2009: (1) $15,000 in sales and marketing expense; and (2) $332,000 in general and administrative expense.  The Company granted 155,000 stock options and issued 30,000 shares of common stock and 44,481 restricted common shares in the nine months ended October 31, 2009.

In the current quarter, a merit bonus and common stock was disbursed to a board member of approximately $0.3 million.

The following represents option activity under the 1992 Stock Option Plan, 1996 Equity Incentive Plan, and 2005 Incentive Award Plan, as amended and restated for the nine months ended October 31, 2009: (shares and intrinsic value in thousands)
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2009	1,058	$2.26
Granted	-	-
Exercised	(36)	1.04
Canceled or expired	(46)	7.19
Outstanding at April 31, 2009	976	$1.91
Granted	105	1.95
Exercised	-	-
Canceled or expired	(179)	2.80
Outstanding at July 31, 2009	902	$1.91
Granted	50	2.24
Exercised	-	-
Canceled or expired	-	-
Outstanding at October 31, 2009	952	$1.93	6.20	$570
Stock options exercisable at quarter-end	654	$1.88	4.86	$474

 The weighted-average grant date fair value of the options granted during the nine months ended October 31, 2009 was $2.04 per option.  As of October 31, 2009, there was $243,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 1992, 1996, and 2005 plans, and certain employee options issued outside these plans.  That cost is expected to be recognized over a weighted-average period of 2.6 years.

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

9.  Concentration of Revenues

During the third quarter of fiscal year 2010, three customers, Seiko Epson Corporation (“Seiko Epson”), Oki Data Corporation, and Novell Inc. (“Novell”), each generated greater than 10% of the Company’s revenue, and collectively contributed approximately 70% of the revenues for the quarter.  During the third quarter of fiscal year 2009, two customers, Novell and Seiko Epson, each generated greater than 10% of the Company’s revenue and collectively contributed approximately 72% of the revenues for the quarter.

10.  Income Taxes

On February 1, 2007, the Company adopted FASB ASC 740-10, Income Taxes (formerly known as FIN 48 Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109).  ASC 740-10 clarifies the accounting and reporting for uncertainties in income tax law.  This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date.  If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are to be recognized.  There was no cumulative effect of adopting ASC 740-10 to the February 1, 2007 retained earnings balance.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At October 31, 2009, the Company had determined it was more likely than not that its short term deferred tax assets would be realized.  A full valuation allowance remains against the Company’s long-term deferred tax assets.

The Company’s effective income tax rate was 37.0% for the nine months ended October 31, 2009 compared to 43.6% for the nine months ended October 31, 2008. The decrease in the effective income tax rate for the nine months ended October 31, 2009 is primarily due to the dividend received deduction on the Highbury dividend.

11.  Restructuring

In connection with the sale of the intellectual property to Kyocera Mita Corporation (“KMC”), the Company formalized a plan directed at reducing operating costs. The plan focused primarily on operational and organizational structures, use of facilities, and certain other matters. As a result of the plan, the Company recorded approximately $1.9 million of restructuring charges during the nine months ended October 31, 2008, of which $0.9 million related to exiting facilities, $0.1 million was due to asset impairments and $0.9 million was employee severance costs.

A summary of the activities related to these restructuring liabilities are as follows:

(In thousands)	Severance	Facilities
Balance at February 1, 2009	$197	$—
Restructuring Charges	—	—
Payments	188	—
Balance at October 31, 2009	$9	$—

The remaining severance payments are expected to be paid out over the next 5 months.  At October 31, 2009, $9,000 is included in other current liabilities.

PEERLESS SYSTEMS CORPORATION

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Highlights

Since the sale of substantially all of the Company’s assets to KMC in April 2008, the Company reduced its staffing and presently has a total of 5 employees.  Currently, we maintain an organization that is capable of meeting the requirements of the customers from our legacy business, evaluating our corporate strategy and meeting the obligations of a public company.

Consolidated revenues for the three months ended October 31, 2009 decreased $0.6 million, or 41%, to $1.0 million as compared with $1.6 million for the three months ended October 31, 2008.  Year-to-date net sales decreased $4.2 million, or 52% to $4.0 million for the nine months ended October 31, 2009 as compared to $8.2 million for the nine months ended October 31, 2008.  These overall decreases in revenues were primarily attributable to the sale of the Company’s intellectual property to KMC, and declines in the demand for (a) our technologies, (b) third party technologies we are licensed to sell, and (c) the requirement for traditional engineering services.

In the third quarter of 2010, we invested $9.3 million comprised of common stock and warrants of Highbury, and the subsequent exercise of such warrants. We received from Highbury a $4.8 million dividend on our shares of Highbury common stock.  As of October 31, 2009, we held 3,070,355 shares of common stock of Highbury recorded at fair value of approximately $12.6 million.  Subsequently, we filed a definitive proxy statement with the SEC on November 25, 2009, to (i) nominate Timothy Brog, Chairman of Peerless’s Board, for election as a director of Highbury and (ii) make precatory stockholder proposals to eliminate Highbury’s classified Board of Directors and poison pill.  There is no assurance that we will be successful in any of these matters.

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

General

We continue to generate revenue from our OEMs through the licensing of imaging solutions.  Our product licensing revenues are comprised of minimal recurring per unit and block licensing revenues and development licensing fees for source code or software development kits (“SDK”).  Licensing revenues are derived from per unit fees paid periodically by our OEM customers upon manufacturing and subsequent commercial shipment of products incorporating the technology which we license.  Licensing revenues are also derived from arrangements in which we enable third party technology, such as solutions from Adobe Systems Inc. (“Adobe”) or Novell, to be used with our OEM partners’ products.

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

Revenue received for block licenses is recognized in accordance with provisions of ASC 985-605, Software – Revenue Recognition and ASC 605-25, Revenue Recognition – Multiple-Element Arrangements, which requires that revenue be recognized after the following conditions have been met: (1) delivery has occurred; (2) fees have been determined and are fixed; (3) collection of fees is probable; and (4) and evidence of an arrangement exists.  For block licenses that have a significant portion of the payments due within twelve months, revenue is generally recognized at the time the block license becomes effective assuming all other revenue recognition criteria have been met.

We also have engineering services revenues that are derived primarily from adapting our software and supporting electronics to specific OEM requirements.  Our maintenance revenues are derived from software maintenance agreements.  Engineering services and maintenance revenues currently constitute a small portion of total revenue.

Historically, a limited number of customers have provided a substantial portion of our revenues.  Therefore, the availability and successful closing of new contracts, or modifications and additions to existing contracts with these customers may materially impact our financial position and results of operations from quarter to quarter.

The technology we license serves the worldwide market for printers (21-69 pages per minute) and multifunction printers (“MFP”) (21-110 pages per minute). This market has been consolidating, and the demand for the technology offered by us has continued to decline since fiscal years 2008.

The document imaging industry has changed. Lower cost of development and production overseas and the increasing complexity of imaging requirements has diminished our ability to effectively compete in this environment. As a result, we sold our intellectual property and transferred 38 of our engineers and support personnel to KMC in April 2008. As a part of the transaction we have retained the right, subject to certain restrictions, to continue licensing and supporting the imaging technology that we had previously developed and to continue to license third party imaging technologies. We are currently pursuing other potential investment opportunities. The strategy calls for aligning our cost structure with our current and projected revenue streams, maximizing the value of our licensed back technologies and expanding our business activities through investment opportunities.

We have a licensing agreement with Adobe to bundle and sublicense Adobe’s licensed products with certain other licensed technology. The term of this agreement is set to expire on March 31, 2010. It is unlikely that we will be able to enter into a new licensing agreement with Adobe. In the event that there is a new agreement with Adobe, the terms of such agreement will be substantially different than our current agreement. If we are unable to procure a new agreement with Adobe, there are no assurances that we will be successful in transitioning our customer base to another provider. If we fail to replace the revenue from licensing products related to the Adobe technology, our operating results will be materially adversely impacted. Our revenues from licensing products including Adobe technology were approximately $1.0 million for the nine months ending October 31, 2009.

Liquidity and Capital Resources

Our total assets at October 31, 2009 were $53.5 million, an increase of 4% from $51.6 million as of January 31, 2009. Total stockholders’ equity at October 31, 2009 was $51.6 million, an increase of 16% from $44.5 million as of January 31, 2009, primarily the result of the net income generated by the restructuring of one of our license agreements, the release of escrow funds received from KMC in May 2009 and dividends received from the marketable securities we hold. Our cash and investment portfolio at October 31, 2009 was $49.5 million, an increase of 10.7% from $44.7 million as of January 31, 2009, and the ratio of current assets to current liabilities was 42.5:1, which is an increase from the 9.2:1 ratio as of January 31, 2009. The increase was primarily the result of the reduction to accrued licensing cost for which the reduced amount has been disbursed in the current year and a reversal for technologies licensed by the Company to a customer due to an agreement amending a third party technology license agreement. Our operations provided $4.1 million in cash reflecting the $4.8 million increase in dividends, during the three months ended October 31, 2009, compared to $4.3 million in cash used by operations during the quarter ended October 31, 2008.

During the nine months ended October 31, 2009, we invested our excess cash in money market accounts, money market funds and in Highbury securities. These investments generated $5.0 million, mainly due to interest income and dividends. We have not historically purchased, nor do we expect to purchase in the future, derivative instruments or enter into hedging transactions.

At October 31, 2009, our principal source of liquidity, cash and cash equivalents was $36.9 million; a decrease of $7.8 million from January 31, 2009. The decrease is primarily due to the purchase of common stock and warrants of Highbury and the subsequent exercise of such warrants. These securities have a cost basis of $12.5 million. As of October 31, 2009, the Company owned 3,070,355 shares of Highbury common stock. We do not have a credit facility and may require additional long-term capital to finance any acquisition, merger or other transaction we may determine to pursue.

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

Results of Operations

Comparison of Quarters Ended October 31, 2009 and 2008

	Percentage of Total Revenues Three Months Ended October 31,			Percentage of Total Revenues Three Months Ended October 31,
	2009	2008		2009 vs. 2008
Revenues:
Product licensing	71%	80%		(47	) %
Engineering services and maintenance	29	20		(18)
Total revenues	100	100		(41)
Cost of revenues:
Product licensing	26	32		(53)
Engineering services and maintenance	6	10		(68)
Total cost of revenues	32	43		(57)
Gross margin	68	57		(30)

Research and development	-	8		(100)
Sales and marketing	15	17		(48)
General and administrative	89	56		(7)
(Gain) Loss on sale of operating assets	-	-		-
Restructuring	-	46		(100)
	104	126		(52)
Income (loss) from operations	(36)	(68)		(69)
Other income, net	504	22		1,267
Income (loss) before income taxes	468	(47)		(685)
Provision (benefit) for income taxes	97	24		133
Net income (loss)	371%	(71	) %	(405	) %

Net Income

Our net income in the third quarter of fiscal year 2010 was $4.4 million, or $0.26 per basic and diluted share, compared to a net loss of $(1.2) million, or $(0.06) per basic share and diluted share, in the third quarter of fiscal year 2009.  The increase was primarily due to the fact that we received a $4.8 million dividend on our shares of Highbury common stock.

Revenues

Consolidated revenues were $1.0 million for the third quarter of fiscal year 2010, compared to $1.6 million for the third quarter of fiscal year 2009.  Engineering services and maintenance revenues were $0.3 million, for the third quarter of fiscal year 2010 and 2009.

Cost of Revenues

Total cost of revenues was $0.3 million in the third quarter of fiscal year 2010, compared to $0.7 million in the third quarter of fiscal year 2009.  Product licensing costs decreased $0.4 million in the period primarily due to the lower cost structure of products being sold for which we pay license fees to third parties.  Engineering services and maintenance costs in the third quarter of fiscal year 2010 remained constant compared to the third quarter of fiscal 2009.

Gross Margin

Our gross margin increased to 68% in the third quarter of fiscal year 2010 compared with 57% in the third quarter of fiscal year 2009.  The increase was primarily the result of lower cost related to our product licensing revenues compared to last year’s third quarter which is discussed above.

Operating Expenses

Total operating expenses decreased 52% to $1.0 million, compared with $2.1 million for the same period one year ago.

•
Research and development expenses decreased 100% to $0 in the third quarter of fiscal year 2010 from $0.1 million in the comparable quarter of fiscal year 2009.  The decrease was attributable to the transfer of engineers to KMC and the discontinuance of the product development efforts subsequent to the KMC transaction.

•
Sales and marketing expenses decreased 48% to $0.1 million in the third quarter of fiscal year 2010 from $0.3 million in the comparable quarter of fiscal year 2009.  The decrease was due to the reduction of staffing which was no longer required in the sale of current product offerings.

•
General and administrative expenses decreased 7% to $0.8 million in the third quarter of fiscal year 2010 from $0.9 million in the comparable quarter of fiscal year 2009.  The decrease was due to lower staffing levels and a lower level of professional fees which were expended in support of the restructuring which was offset by cash and stock based compensation disbursed to a board member of approximately $0.3 million.

Income Taxes

Our $0.9 million tax provision for the third quarter of fiscal year 2010 was primarily due to the gain associated with the amended third party license agreement and the Highbury dividend.  Our tax provision for the third quarter of fiscal year 2009 was primarily due to the KMC transaction.

Comparison of Nine Months Ended October 31, 2009 and 2008
	Percentage of Total Revenues Nine Months Ended October 31,		Percentage of Total Revenues Nine Months Ended October 31,
	2009	2008	2009 vs. 2008
Revenues:
Product licensing	85%	63%	(35	) %
Engineering services and maintenance	15	37	(80)
Total revenues	100	100	(52)
Cost of revenues:
Product licensing	(36)	58	(130)
Engineering services and maintenance	5	20	(88)
Total cost of revenues	(31)	79	(119)
Gross margin	131	21	196

Research and development	-	17	(100)
Sales and marketing	13	16	(62)
General and administrative	58	80	(65)
(Gain) Loss on sale of operating assets	(95)	(401)	(89)
Restructuring	-	24	(100)
	(24)	(264)	(96)
Income (loss) from operations	155	285	(74)
Other income, net	127	10	493
Income (loss) before income taxes	282	296	(54)
Provision (benefit) for income taxes	104	129	(61)
Net income (loss)	178%	167%	(48)%

Net Income

Our net income in the first nine months of fiscal year 2010 was $7.9 million, or $0.47 per basic and diluted share, compared to a net income of $13.8 million, or $0.76 per basic share and $0.74 per diluted share, in the first nine months of fiscal year 2009.

Revenues

Consolidated revenues were $4.0 million for the first nine months of fiscal year 2010, compared to $8.2 million for the first nine months of fiscal year 2009.  Licensing revenues decreased $1.7 million in the first nine months of fiscal year 2010 due primarily to a decrease in block licensing revenue resulting from a decline in the demand for the technologies we license.  Engineering services and maintenance revenues decreased $2.5 million, primarily as a result of the sale to KMC at the end of the first quarter of fiscal year 2009.

Cost of Revenues

Total cost of revenues was $(1.2) million in the first nine months of fiscal year 2010, compared to $6.4 million in the first nine months of fiscal year 2009. Product licensing costs decreased $6.2 million in the current nine month period primarily as a result of a reversal of accrued licensing costs for technologies licensed by the Company to a customer due to an agreement amending a third party technology license agreement and the $2.4 million of additional product licensing costs associated with the restructured license agreements with KMC recorded during the quarter ended April 30, 2008. Engineering services and maintenance costs in the first nine months of fiscal year 2010 were $0.2 million, compared to $1.7 million in the first nine months of fiscal year 2009. The decrease was the result of the transfer of engineering resources to KMC with the resultant decrease in services revenues and costs.

Gross Margin

Our gross margin increased to 131% for the first nine months of fiscal year 2010 compared with 21% in the first nine months of fiscal year 2009. The increase was primarily the result of a reversal of accrued product licensing revenues which is discussed above.

Operating Expenses

Total operating expenses (excluding the gain associated with the sale of assets to KMC, escrow payment and reversal of accrued liability in the first nine months of fiscal year 2010) decreased 75% to $2.8 million, compared with $11.3 million in the first nine months of fiscal year 2009.

•
Research and development expenses decreased 100% to $0 in the first nine months of fiscal year 2010 from $1.4 million in the first nine months of fiscal year 2009. The decrease was attributable to the transfer of engineers to KMC and the discontinuance of the product development efforts subsequent to the KMC transaction.

•
Sales and marketing expenses decreased 62% to $0.5 million in the first nine months of fiscal year 2010 from $1.3 million in the first nine months of fiscal year 2009. The decrease was due to the reduction of staffing which was no longer required in the sale of current product offerings.

•
General and administrative expenses decreased 65% to $2.3 million in the first nine months of fiscal year 2010 from $6.6 million in the first nine months of fiscal year 2009. The decrease was due to lower staffing levels and a lower level of professional fees which were expended in support of the restructuring.

Income Taxes

Our effective income tax rate was 37.0% for the nine months ended October 31, 2009 compared to 43.6% for the nine months ended October 31, 2008. The decrease in the effective income tax rate for the nine months ended October 31, 2009 is primarily due to the dividend received deduction on the Highbury dividend.

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

We have investments in marketable securities that are classified and accounted for as available-for-sale, comprised of 3,070,355 shares of common stock of Highbury as of October 31, 2009. Market conditions during recent months continue to indicate significant uncertainty on the part of investors on the economic outlook for the U.S. and reduced liquidity.

Our investment in Highbury is also subject to the risk factors set forth in Highbury's filings with the Securities and Exchange Commission, including, but not limited to Highbury's Annual Report on Form 10-K filed on March 4, 2009 and the Quarterly Report on Form 10-Q filed on April 29, 2009, August 10, 2009, and November 16, 2009.

We have not entered into any derivative financial instruments, other than the Highbury warrants all of which were exercised during the quarter ended October 31, 2009. Currently all of our contracts, including those involving foreign entities, are denominated in U.S. dollars. We have experienced no significant foreign exchange gains or losses to date. We have not engaged in foreign currency hedging activities to date and have no intention of doing so. Our international business is subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and to a lesser extent foreign exchange rate volatility. Accordingly, our future results could be materially and adversely affected by changes in these or other factors.

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

For the period ending October 31, 2009 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Financial Officer and Acting Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Financial Officer and Acting Chief Executive Officer concluded that, as of October 31, 2009, our disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting

During the quarter ended October 31, 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factor entitled “Our License Agreement with Adobe will expire on March 31, 2009, and we are uncertain if this agreement will be renewed.” in the Company’s 2009 Annual Report form 10-K is hereby amended and restated in its entirety as follows:

Our License Agreement with Adobe will expire on March 31, 2010, and it is unlikely that this agreement will be renewed.

We have a licensing agreement with Adobe to bundle and sublicense Adobe’s licensed products with certain other licensed technology.  The term of this agreement is set to expire on March 31, 2010.  It is unlikely that we will be able to enter into a new licensing agreement with Adobe.  In the event that there is a new agreement with Adobe, the terms of such agreement will be substantially different than our current agreement.  If we are unable to procure a new agreement with Adobe, there are no assurances that we will be successful in transitioning our customer base to another provider.  If we fail to replace the revenue from licensing products related to the Adobe technology, our operating results will be materially adversely impacted. Our revenues from licensing products including Adobe technology were approximately $1.0 million for the nine months ending October 31, 2009.

The risk factor entitled “Our current growth strategy depends in part on our ability to successfully invest in and/or acquire the assets or businesses of other companies.  Our failure to complete transactions that accomplish these objectives could reduce our earnings and slow our growth. ” in the Company’s 2009 Annual Report form 10-K is hereby amended and restated in its entirety as follows:

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

As part of our investment strategy, we have invested in common stock of Highbury, which investment maybe subject to substantial risk.   As of December 7, 2009, we owned 3,070,355 shares of common stock of Highbury.  Volatile market conditions during recent months continue to indicate significant uncertainty on the part of investors on the economic outlook for the U.S. which may affect the value of Highbury common stock, warrants and units.

Our investment in Highbury is affected by the performance of Highbury’s management and board of directors, the expenses they determine to incur, and their strategic direction for Highbury.  Although we beneficially own 20.4% of the outstanding common stock of Highbury, we do not currently have representation on Highbury’s board of directors. Pursuant to a definitive proxy statement filed with the Securities and Exchange Commission on November 25, 2009, to nominate Timothy Brog, Chairman of Peerless’s Board of Directors, for election as a director of Highbury and (ii) make precatory stockholder proposals to eliminate Highbury’s classified Board of Directors and poison pill.   There is no assurance that we will be successful in any of these matters.

Our investment in Highbury is also subject to the risk factors set forth in Highbury's filings with the Securities and Exchange Commission, including, but not limited to Highbury's Annual Report on Form 10-K filed on March 4, 2009 and the Quarterly Report on Form 10-Q filed on April 29, 2009, August 10, 2009, and November 16, 2009.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.

The following table indicates the Company’s repurchases of common stock during the third quarter of 2010 on a month-by-month basis.   All of these purchases were made under the Company’s share repurchase program adopted by the Board.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
August 1, 2009 – August 31, 2009	-	$-	0	1,891,436
September 1, 2009 - September 30, 2009	500	$2.10	500	1,890,936
October 1, 2009 - October 31, 2009	13,589	$2.40	13,589	1,877,347
Total	14,089	$2.39	14,089	1,877,347

The share repurchase plan was approved by the Board in July 2008. Under this plan, the Company was authorized to repurchase up to 2,000,000 shares of its common stock. On June 5, 2009, the Board authorized the expansion of the original plan to purchase an additional 2,000,000 shares.

As of October 31, 2009, the Company had repurchased a total of 2,122,653 shares for an aggregate consideration of approximately $4.0 million, effectively returning capital to stockholders and increasing stockholder value.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Peerless Systems Corporation

By:	/s/ William R. Neil
Chief Financial Officer and Acting Chief Executive Officer

Date: December 11, 2009

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Financial Officer and Acting Chief Executive Officer

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002