Form 10-K
period 2010-01-31
PEERLESS SYSTEMS CORP
filed 2010-05-03
CIK 897893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to

Commission file number: 000-21287
Peerless Systems Corporation
(Exact Name of Registrant as Specified in Its Charter)
Delaware	95-3732595
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
2361 Rosecrans Avenue Suite 440, El Segundo, CA	90245
(Address of Principal Executive Offices)	(Zip Code)
(310) 536-0908
 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐      No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐      No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐          Accelerated filer ☐      Non-accelerated filer ☐         Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No  ☑

The aggregate market value of the registrant’s common equity held by non-affiliates was approximately $27,489,164 as of July 31, 2009, based upon the last sale price of our common stock on the Nasdaq Capital Market on such date.

The number of shares of Common Stock outstanding as of April 15, 2010 was 16,019,496.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates certain information by reference from the registrant’s proxy statement for the annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended January 31, 2010.

TABLE OF CONTENTS

EXHIBIT 21	Registrant’s Wholly-Owned Subsidiaries
EXHIBIT 23.1	Consent of Independent Registered Public Accounting Firm
EXHIBIT 31.1	Certification of Chief Financial Officer and Acting Chief Executive Officer
EXHIBIT 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

We intend that the forward-looking statements included herein be subject to the above-mentioned statutory safe harbor.  Investors are cautioned not to rely on forward -looking statements.  Except as required under the federal securities laws and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise.

PART I

Item 1.  Business

Company Overview

Peerless Systems Corporation (referred to herein as “Peerless,” the “Company,” “we,” “our” or “us”) licenses and sells imaging and networking technologies and components to the digital document markets, which include original equipment manufacturers (“OEMs”) of color and monochrome printers and multifunction office products.  We license software-based imaging and networking technology for controllers in embedded, attached and stand-alone digital document products such as printers, copiers, and multifunction products (“MFPs”) of OEMs.

We were incorporated in California in 1982 and reincorporated in Delaware in September 1996.

Historically, we developed controller products and applications for sale to OEMs.  In order to process digital text and graphics, digital document products rely on a core set of imaging software and supporting electronics, collectively known as a digital imaging system.  Digital document products include monochrome (black and white) and color printers, copiers, fax machines and scanners, as well as MFPs that perform a combination of these imaging functions.  Our historical business has consisted of (i) products with Peerless developed Intellectual Property, (ii) products based upon an agreement with Novell Inc. (“Novell”) to license and support the Novell Embedded Systems Technology (“NEST”) Office Software Developers Kit (“SDK”), (iii) products based upon an agreement with Adobe Systems Corporation (“Adobe”) to bundle and sublicense Adobe’s licensed products into new products for OEMs, and (iv) products based upon agreements with various other third parties.  Our contract with Adobe expired on March 31, 2010.  See Item 1A.  Risk Factors - Risks Related to Our Company and Our Historical Business "We expect a decrease in our revenues for fiscal 2011" below.

On April 30, 2008, we sold certain assets to Kyocera-Mita Corporation (“KMC”).  In this transaction (the “KMC Transaction”), we retained certain intellectual property and also entered into a license agreement with KMC whereby we have the right to sublicense the technology we sold to third parties. Following the completion of the KMC Transaction, we continue to license and market our remaining technology and the technology licensed to us by KMC directly to OEM customers including Konica Minolta, Oki Data, Panasonic, and Seiko Epson.  Our embedded application solution offerings also incorporate imaging and networking technologies developed internally or licensed from third parties.

Since the closing of the KMC Transaction, we have reduced our focus on our historical business and are seeking to use our excess cash to pursue transactions that enhance stockholder value.  We have been engaged in efforts to identify acquisition targets that offer prospects for growth and profitability at a reasonable price.

As part of this strategy, we invested in common stock and warrants of Highbury Financial, Inc. (“Highbury”), beginning in the first quarter of fiscal 2010.  On November 25, 2009, we filed a definitive proxy statement with the Securities and Exchange Commission to nominate one director for election to Highbury’s board of directors and make certain stockholder corporate governance proposals.  Highbury paid quarterly dividends of $0.05 per share of common stock and special dividends of $1.50 and $0.9977 per share of common stock on October 7, 2009 and April 15, 2010, respectively.  Over the term of its investment, Peerless received aggregate dividends of $8.1 million on its Highbury common stock.

On December 12, 2009, Highbury entered into a merger agreement to be acquired by a subsidiary of Affiliated Managers Group, Inc. (“AMG”) for AMG common stock.  On December 18, 2009, we entered into an agreement with Highbury to withdraw our nominated director and support the AMG transaction.  In exchange, Highbury paid us $200,000 and agreed to add our nominee to its Board if the merger was not consummated by August 13, 2010.  Following the announcement of the transaction between Highbury and AMG, we implemented a hedging strategy related to AMG common stock.  The purpose of our hedging strategy was to preserve our profits in our shares of Highbury if the price of AMG common stock fell before the closing of the transaction.  On April 15, 2010, the transaction was completed and our 3,070,355 shares of Highbury common stock were converted into 230,199 shares of AMG common stock (or 0.075951794 shares of AMG common stock per Highbury share).  Our gains on our investment in Highbury are subject to taxes at our normal corporate rate, were reduced by the outcome of our hedging strategy and were reduced by certain incentive compensation paid to a director and a consultant.  (See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for an unaudited estimate of our gain from the investment.)

As of January 31, 2010, we had cash, cash equivalents and marketable securities of $54.6 million (comprised of $36.7 million in cash and $17.9 million in marketable securities). Our cash balance consists of amounts received in the KMC Transaction, revenues received from our operations and dividends received upon our investment in Highbury.  As of January 31, 2010, our marketable securities consisted of common stock of Highbury and certain hedging instruments with respect to common stock of AMG.  As of April 30, 2010, we owned less than $35,000 of marketable securities.

We continue to identify and evaluate a number of investment candidates and other alternatives for maximizing value to stockholders.  We have also been working with a consultant to assist the Board in identifying investment opportunities.  In the interim, we are managing our cash reserves to preserve our capital in the current economic environment.  (See “Strategic Transactions” and “Interim Investment Strategy” under “Strategy for Our Company” below.)

Services Provided

Following the KMC Transaction, our primary business is licensing software-based imaging and networking systems for the digital document product marketplace.  Licensing revenues were 85% and 69% of total revenues in fiscal years 2010 and 2009, respectively.  Engineering services and maintenance revenues were 15% and 31% of total revenues in fiscal 2010 and 2009, respectively.

Our historical business has consisted of (i) products based upon our agreement with Novell  to license and support NEST Office SDK, and (ii) products based upon an agreement with Adobe Systems Corporation (“Adobe”) to bundle and sublicense Adobe’s licensed products into new products for OEMs.  Our agreement with Adobe expired on March 31, 2010.  Subsequent to March 31, 2010, we are no longer able to license new devices with respect to our Adobe line of business.  We will continue to collect licensing fees for the commercial life of all Adobe related products existing as of March 31, 2010 for the useful life of these products under our current sublicensing agreements with customers.  However, all maintenance revenue generated from these products will likely end on or before July 31, 2010.  We continue to be party to a license agreement with Novell.  We expect to continue to collect licensing fees for the useful life of the Novell related technology.

Customers

We currently derive substantially all of our revenues from direct sales to digital document software product OEMs.  Two of our customers, Konica Minolta and Novell, each generated more than 10% of our total revenues for fiscal year 2010.  Revenues from our top four customers accounted for 78% and 87% of our total revenues for fiscal years 2010 and 2009, respectively.  We have a sublicense agreement with Novell which has generated substantial revenues for us.  Our license agreement with Adobe, which expired on March 31, 2010, previously generated substantial revenues for us through its expiration.  This agreement will only continue to generate revenue through the commercial life of existing licensed devices.  See Item 1A. Risk Factors – Risks Related to Our Company and Our Historical Business - “We expect a decrease in our revenues for fiscal 2011 due to the expiration of our agreement with Adobe” below.

We anticipate that our future revenues may be similarly concentrated with a limited number of customers.  With the consummation of the KMC Transaction, most of our prior revenue-generating agreements with KMC were terminated. KMC may continue from time to time to sublicense third party technology from us.

Our largest customers (greater than 10% of our total revenues) vary to some extent from year to year as product cycles end, contractual relationships expire and new products emerge.  Our largest customers accounted for $2.9 million and $9.1 million of our revenues for fiscal year 2010 and 2009, respectively.

Our licensing arrangements with our customers are based on the number of products including our technology shipped by these customers and the life cycles of these products.  Because we generate a large percentage of our revenues from a small number of customers and a few products, any loss of these customers or products would have a material adverse impact on our results of operations.  (See Item 1A. Risk Factors – Risk Related to Our Company and Our Historical Business – “The future demand for our products will decline.”)

Market Segments and Geographic Areas

We sell our products and services to OEMs which produce products for the enterprise and office sector of the digital document product market.  This market is characterized by digital document products ranging in price from approximately $500 to $1,000 each at the low end, to more than $50,000 at the high end.  These products typically offer high performance, differentiated by customized features.  As a result of these unique requirements, we have typically addressed the office sector of the digital document product market via direct OEM relationships with individual digital document product manufacturers.  Our major customers in the office market in fiscal year 2010 included Konica Minolta, Oki Data, Panasonic, Xerox International Partners, and Seiko Epson.

Since the majority of our OEM customers are primarily companies headquartered in Japan, revenues from customers outside the United States accounted for 57% and 79% of our total revenues in fiscal years 2010 and 2009, respectively.  These customers have sold products containing our technology primarily in the North American, Japanese, and European marketplaces.  See Note 14 to the Consolidated Financial Statements, included herein, for revenues by geographical region for the last three fiscal years.

All of our contracts with international customers are denominated in U.S. dollars, and we expect this to continue.  As a result, we do not incur material foreign currency transaction costs in our business.

Industry Overview

The document imaging industry has rapidly changed.  Historically, most electronic imaging products in the office environment were stand-alone, monochrome machines, which were dedicated to a single print, copy, fax or scan function.  Today’s imaging products combine printer, fax and, scan functions in a single color MFP or All-in-One (“AiO”) devices.  These changes in technology and end-user requirements have created new opportunities and challenges for digital document product manufacturers.  These challenges include customer expectations for higher performance products at lower prices as well as the desire and ability of product manufacturers to develop more and more technology in-house.

Technology

Digital Imaging Products.  Peerless offers software-based embedded imaging components to OEMs of printers and MFPs.  These imaging components increase the performance, image quality and network connectivity while lowering the overall device cost.  Our offerings to our customers have included the following products, most of which we sold to KMC and licensed back from KMC in the KMC Transaction:

•
PeerlessPrint Family of SDKs is a fully compatible Peerless implementation of HP PCL Page Description Languages.  The majority of PeerlessPrint sales are made in conjunction with other Peerless technology or third party technology.

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

Before the KMC Transaction, our technologies generated a significant number of sales as standalone solutions.  In fiscal 2010, we were party to license agreements with two developers which enabled us to offer complementary technologies developed by Adobe and Novell to our customers in bundled or single sales.  From 1999 to March 2010, we sublicensed Adobe PostScript, which allowed us to expand and integrate the proprietary technologies we originally developed. Our agreement with Adobe expired on March 31, 2010.

Strategy for Our Company

The strategy for our historical business, which has been in place since 2007, is to address declining demand for our core imaging technologies from our traditional OEM customer base.  The strategy has called for the reduction of expenses to better match anticipated revenue and maximizing the value of core technologies.

Reduction of Expenses.  We will continue to manage our business in a manner that aligns our operating expenses with our ongoing revenue streams.

Core Technologies.  Although our license agreement with Adobe has expired, we will continue to license our products with Peerless developed intellectual property and our Novell related products to current OEM and offer such products for sale to new customers.  We will continue to market intellectual property which we own or to which we have licensing rights.

Strategic Transactions.  We are exploring opportunities to deploy our cash reserves into businesses where we believe we have a strategic advantage.  As part of this strategy, we invested in the common stock of Highbury.  We also continue to identify investment opportunities that offer prospects for growth and profitability at a reasonable price.  We are continuing to identify and evaluate a number of acquisition candidates on an ongoing basis.  Our focus is not limited to the digital imaging environment, nor is there a focus on the technology segments of the market.  We may target candidates:

•	located in the U.S;

•	with an enterprise value of $15 to $150 million;

•	with a minimum of $5 million of EBITDA;

•	in industries other than real estate development and oil and gas exploration and development;

•	with managers who are talented, hard-working and trustworthy and whose interests align with our stockholders;

•
in industries that enjoy high barriers to entry and have limited supplier power and/or strong franchise value with customers, because we believe these companies will have higher profit margins than their peers;  and

•	that have proven business models, are profitable and have demonstrated growth potential.

The foregoing criteria are general guidelines that the Board has established in seeking a strategic transaction, which are revised by the Board from time to time.  The Board may determine to pursue any transaction that it determines is in the best interest of the Company and its stockholders, whether or not it meets such guidelines.

We will value companies based upon assets or a multiple of operating income or EBITDA, and not a multiple of revenue.  We have a consultant to assist the Board in identifying and carrying out investment opportunities.

Interim Investment Strategy.  The primary objective of our investment activities is to preserve the principal of our investments and to maintain a liquid level of investments to meet short term capital requirements for potential investment opportunities, while at the same time maximizing yields without significantly increasing risk. To achieve this objective, from time to time, we maintain a portfolio of cash equivalents, and may also invest in fixed rate debt instruments of federal, state and local governments and high-quality corporate issuers and short-term investments in money market funds.  We are exposed to a variety of risks in investments, mainly a lowering of interest rates. However, we believe an effective increase or decrease of 10% in interest rate percentages would not have a material adverse effect on our results of operations.

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

As part of our confidentiality procedures, we enter into written nondisclosure agreements with our employees, consultants, prospective customers, OEMs and strategic partners and take further affirmative steps to limit access to and distribution of our software, intellectual property and other proprietary information.  Despite these efforts and in the event such agreements are not timely made, complied with or enforced, we may be unable to protect our proprietary rights.  See Item 1A. Risk Factors. Risk Related to our Company and our Historical Business – “If we fail to adequately protect intellectual property or face a claim of intellectual property infringement by a third party, we could lose our intellectual property rights or be liable for damages.”

Competition

The market for outsourced imaging systems for digital document products is highly competitive and characterized by continuous pressure to enhance performance, add functionality, reduce costs and accelerate the release of new products.  We compete on the basis of the set of core technologies we sublicense from third parties, technology expertise, product functionality, and price.  Our technology primarily competes with solutions developed internally by OEMs.  Virtually all of our OEM customers have significant investments in their existing solutions and have the substantial resources necessary to enhance existing products and to develop future products.  These OEMs have or may develop competing imaging system technologies and may implement these systems into their products, thereby replacing our technologies, and limiting future opportunities for us.  In fact, OEMs have increasingly been shifting away from third party solutions in favor of in-house development.  Therefore, we are required to persuade these OEMs that our solutions favorably compete with their internally developed products.  We have experienced increased difficulty in these efforts.

We will continue to offer products and time-to-market advantages in a selected fashion while targeting unique opportunities that we believe exceed what the OEMs are capable of doing by using their own internal resources.  Following the KMC Transaction, we are limited in the types of projects that we will attempt; however, we believe that opportunities still exist.  Our product offerings have become further limited because our license agreement with Adobe, pursuant to which we bundled and sublicensed Adobe’s licensed products into new products for OEMs, expired on March 31, 2010.  We also compete with software and engineering services provided in the digital document product marketplace by other systems suppliers to OEMs.  In this regard, we compete with, among others, Electronics for Imaging Inc., Primax Corporation (formerly known as Destiny Technology Corporation), Global Graphics Software Ltd., SOFHA GmbH, Software Imaging and Zoran Corporation (formerly Oak Technologies).  Our networking and security products compete with, among others, Silex Technology Inc, SafeNet Inc., and RSA, a division of EMC Corporation.

Employees

As of January 31, 2010, we had a total of five employees.  None of our employees are represented by a labor union, and we have never experienced any work stoppage.  We believe we have good relations with our employees.

Available Information

Our website address is www.peerless.com.  We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

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

Risks Related to Our Company and Our Historical Business

We expect a decrease in our revenues for fiscal 2011 due to the expiration of our agreement with Adobe.

Our agreement with Adobe to bundle and sublicense Adobe’s licensed products into new OEM products expired on March 31, 2010.  We are unlikely to be able to transition our customer base to another provider.  We will only continue to collect licensing fees for the commercial life of all Adobe related products existing as of March 31, 2010 for the useful life of these products under our current sublicensing agreements with customers.  We expect a material decrease in our revenues for fiscal 2011 due to the end of this agreement.  Our revenues from licensing products that include Adobe technology were approximately $2.5 million and $4.8 million for fiscal 2010 and 2009, respectively.

The future demand for our products will decline.

Our licensing arrangements with our customers are based on the number of products including our technology shipped by these customers and the life cycles of these products.  Because we generate a large percentage of our revenues from a small number of customers and a few products, any loss of these customers or products would have a material adverse impact on our results of operations.  There has been a general decline in the rates of growth for the monochrome work group printer and MFP market segments in which we are engaged.  For those product platforms that do utilize the software we license, the competition has increased and we have experienced significant downward price pressure.  As a result of this, OEM demand for our solutions has declined.  This decline occurred in some cases because the OEMs perceived that our solutions did not meet their technical requirements.  In other cases it occurred because the OEMs either developed the technology themselves or utilized lower cost offshore software competitors.  Although we continue to license our current technology and products to certain OEMs, there can be no assurance that the OEMs will continue to need or utilize the products and technology we currently offer.  We had an agreement with Adobe to bundle and sublicense Adobe’s licensed products into new OEM products which expired on March 31, 2010.  This termination has substantially reduced the range of products we are able to offer.  We believe this will materially decrease future demand for our products.

We may be subject to further government regulation, including the Investment Company Act of 1940, which could adversely affect our operations.

Although we are  not engaged in the business of investing, reinvesting, or trading in securities, and Peerless does not hold itself out as being engaged in those activities,  Peerless may be deemed to be an “inadvertent investment company” under section 3(a)(1)(C) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), if the value of its investment securities (as defined in the Investment Company Act) is found to be more than 40% of its total assets (exclusive of government securities and cash and certain cash equivalents).

Peerless does not intend to be regulated as an investment company under the Investment Company Act.  However, if Peerless were deemed an “investment company” requiring registration under the Investment Company Act, applicable restrictions could make it impractical for Peerless to continue its business as contemplated and could have a material adverse effect on our business. In the event that Peerless were to be required to register as an investment company under the Investment Company Act, Peerless would be forced to comply with substantive requirements under the Act, including:

•	limitations on our ability to borrow;

•	limitations on our capital structure;

•	limitations on the issuance of debt and equity securities,

•	restrictions on acquisitions of interests in partner companies;

•	prohibitions on transactions with affiliates;

•	prohibitions on the issuance of options and other limitations on our ability to compensate key employees;

•	certain governance requirements,

•	restrictions on specific investments; and

•	reporting, record-keeping, voting and proxy disclosure requirements.

If we are deemed an investment company subject to registration under the Investment Company Act, compliance costs and burdens upon Peerless may increase and the additional requirements may constrain Peerless’s ability to conduct its business, which may adversely affect our business, results of operations or financial condition.

The failure of any financial institution in which we deposit funds could significantly reduce the amount of cash we have available for our corporate and business purposes.

We maintain a portfolio of cash equivalents in various accounts with nationally-recognized financial institutions.  Although we have diversified our holdings in multiple institutions, our accounts may be uninsured and therefore subject to loss or total forfeiture.  Financial institutions are subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by the current financial and credit crisis and bankruptcies which have affected various sectors of the financial markets and led to global credit and liquidity issues.  If any of the financial institutions in which we have deposited funds ultimately fails or freezes redemptions of our accounts, we may lose part or all of our investments.  The loss of part or all of our investments could significantly reduce the amount of cash we have available for our corporate and business purposes, which would materially and adversely affect our operations.

The industry for imaging systems for digital document products involves intense competition and rapid technological changes, and our business will likely be materially harmed when our competitors develop superior technology.

We anticipate increasing competition for our color products, particularly as new competitors develop and sell competing products.  Some of our existing competitors, many of our potential competitors, and virtually all of our OEM customers have substantially greater financial, technical, marketing and sales resources than we have.  Furthermore, we are not investing in technology to update our products.  Other competitors are likely to develop new products which replace the products we currently offer.  If price competition increases, competitive pressures could require us to reduce the amount of royalties received on new licenses.  New technology developed by our competitors and reduced royalties will result in further losses and decrease in our market share.

Our licensing revenue is subject to significant fluctuations which may materially and adversely affect our operating results.

Our recurring licensing revenue model has shifted from per-unit royalties paid upon OEM shipment of our product and guaranteed quarterly minimum royalties to a model that results in revenues associated with the sale of block and perpetual licenses.  The reliance on block licenses has occurred due to aging OEM products in the marketplace, OEM demands in negotiating licensing agreements, reductions in the number of OEM products shipping and a product mix that changed from object code licensing arrangements to SDKs.  Revenues may continue to fluctuate significantly from quarter to quarter as the number of opportunities varies, if the signing of block licenses are delayed or the licensing opportunities are lost to competitors.  Any of these factors could have a material adverse effect on our operating results.

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

Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud.  We are required to periodically evaluate the effectiveness of the design and operation of our internal controls.  These evaluations may result in the conclusion that enhancements, modifications or changes to our internal controls are necessary or desirable.  While management evaluates the effectiveness of our internal controls on a regular basis, we cannot provide absolute assurance that these controls will always be effective or any assurance that the controls, accounting processes, procedures and underlying assumptions will not be subject to revision.  There are also inherent limitations on the effectiveness of internal controls and financial reporting practices, including collusion, management override, and failure of human judgment.  Because of this, control procedures and financial reporting practices are designed to reduce rather than eliminate business risks.  In the future we will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires increased control over financial reporting requirements, including annual management assessments of the effectiveness of such internal controls and a report by our independent registered public accounting firm addressing these assessments.  If we fail to maintain an effective system of internal control over financial reporting or if management or our independent registered public accounting firm were to discover material weaknesses in our internal control over financial reporting (or if our system of controls and audits results in a change of practices or new information or conclusions about our financial reporting), we may be unable to produce reliable financial reports or prevent fraud and it could harm our financial condition and results of operations and result in loss of investor confidence and a decline in our stock price.

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

During fiscal year 2010, two customers, Konica Minolta and Novell, each generated greater than 10% of our revenues, and collectively contributed 61% of revenues for the year.  Block licenses for the same time period were 20% of the Company’s revenue.

Along with our OEM customers and third party technology suppliers, we face increasingly intense competition within our industry, which is applying significant downward pricing pressure on products and services.  As a result, our OEM customers and third party technology suppliers continue to seek lower cost alternatives.  Some of our OEM customers and third party technology suppliers, including Adobe, have developed extensive offshore operations in countries such as India that are capable of delivering lower cost solutions. The ability of our OEM customers and third party technology suppliers to provide similar offerings at a lower cost may result in them no longer needing our services, as well as being in direct competition with us by providing similar technologies at a lower cost to our other customers.  This may result in us losing some of our customers and may have a material adverse effect on our business, results of operations and future cash flows.  See “Financial Statements – Note 16 Risks and Uncertainties.”

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

As part of the KMC Transaction, we sold substantially all of our intellectual property, including all of our patents to KMC and executed a license agreement pursuant to which KMC licensed the intellectual property (“IP”) back to us on a nonexclusive, worldwide, perpetual and royalty free basis subject to certain restrictions.  Excluded from the IP that was sold to KMC was all of our customized intellectual property that had been previously integrated into products or services licensed or otherwise provided by us to third parties or specifically created for customers of ours after December 7, 2007 other than KMC and, which, in either case, had not also been provided to or integrated into products or services licensed to KMC, or developed pursuant to or in connection with certain agreements with KMC.

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

We currently sublicense third party technologies to our OEM customers, which sublicenses accounted for $4.1 million and $7.9 million in revenue in fiscal 2010 and 2009, respectively.  Such sublicense agreements are non-exclusive.  If we are determined not to be in compliance with the agreements between us and our licensors, we may forfeit our right to sublicense these technologies.  Likewise, if such sublicense agreements expire, we would lose our right to sublicense the affected technologies.  Additionally, the licensing of these technologies has become very competitive, with competitors possessing substantially greater financial and technical resources and market penetration than us.  As competitors are pursuing aggressive strategies to obtain similar rights as held by us to sublicense these third party technologies, there is no assurance that we can remain competitive in the marketplace if one or more competitors are successful in this strategy.

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

Risk Related to Our Acquisition Strategy

Our current corporate strategy depends in part on our ability to successfully invest in and/or acquire the assets or businesses of other companies.  Our failure to complete transactions that accomplish these objectives could reduce our earnings and reduce our cash reserves.  In addition, our investments may be subject to substantial risk.

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

We are pursuing an acquisition strategy which may not enhance value for stockholders.

Since the completion of the KMC Transaction in April 2008, we have been seeking to redeploy our cash to enhance stockholder value and are seeking, analyzing and evaluating potential acquisition candidates.  We are using a value-focused investment strategy. However, we may not be able to identify any acquisition candidate at a price we consider fair and appropriate.  If we do identify a suitable acquisition candidate, we may not be able to successfully and satisfactorily negotiate the terms of the acquisition.  Furthermore, if we are successful in completing an acquisition, the integration of the acquired business will involve a number of risks and presents financial, managerial and operational challenges.  Therefore, we cannot assure that our acquisition strategy will enhance value to stockholders.

A significant portion of our working capital could be expended in pursuing business combinations that are not consummated.

We expect that the investigation of each specific acquisition target and the negotiation, drafting and execution of relevant agreements, disclosure documents, and other instruments will require substantial time and attention and substantial costs including, but not limited to costs, for accountants, attorneys and other advisors. In addition, we may determine to make down payments or pay exclusivity or similar fees in connection with structuring and negotiating business combinations. If we decide not to further pursue a specific business combination, the costs incurred, which may include down payments or exclusivity or similar fees, will not be recoverable. Furthermore, even if an agreement is reached relating to a specific acquisition target, we may fail to consummate the transaction for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially and adversely affect our subsequent attempts to locate and combine with another business.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

We sublease approximately 2,000 square feet for our headquarters in El Segundo, California.  Our lease expires in February 2011.

Item 3.  Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such other routine legal proceedings in the aggregate are believed by management to be immaterial to the Company’s financial condition or results of operations.

Item 4.  Removed and Reserved

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Capital Market under the symbol “PRLS”.  The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the Nasdaq Capital Market.

	Fiscal Year Ended January 31,
	2010		2009
Quarter	High	Low	High	Low
First	$1.95	$1.38	$2.37	$1.71
Second	$2.37	$1.72	$2.14	$1.75
Third	$2.51	$2.08	$1.95	$1.46
Fourth	$2.85	$2.20	$2.06	$1.60

The closing price of our common stock on the Nasdaq Capital Market on April 15, 2010 was $2.83.  Stockholders are urged to obtain current market quotations for our common stock.  As of April 15, 2010, there were approximately 94 holders of record of our common stock.

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

Repurchases of Common Stock

In June 2008, the Board adopted a stock repurchase program pursuant to 10b5-1 of the Exchange Act, under which the Company was authorized to repurchase up to 2,000,000 shares of its common stock. The Company repurchased all of the initial 2,000,000 shares. In June 2009, the Board amended the plan to authorize the Company to repurchase another 2,000,000 shares of common stock.

The following table indicates the Company’s repurchases of common stock during the fourth quarter of fiscal 2010 on a month-by-month basis under our share repurchase program.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
November 1, 2009 – November 30, 2009	438,430	$2.38	438,430	1,438,917
December 1, 2009 - December 31, 2009	25,726	$2.41	25,726	1,413,191
January 1, 2010 - January 31, 2010	-	$-	-	1,413,191
Total	464,156	$2.39	464,156	1,413,191

Item 6.  Selected Financial Data

Not applicable.

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

Highlights

During fiscal year 2010, we have experienced the following significant changes:

•	We experienced a $0.9 million reduction of rental expense as a result of the early termination of our building leases at the end of fiscal year 2009.

•	We also significantly reduced staffing costs by reducing staffing to five employees as of the end of fiscal year 2010.

•
During the first quarter of fiscal 2010, we amended a third party license agreement that resulted in a $2.6 million change in estimate that resulted from our negotiation and resulting reduction in certain third party licensing cost.

•	During the second quarter of fiscal 2010, we executed one new block license valued at $950,000. Also, we received $3.8 million for the early release of the escrow from the KMC Transaction.

•
During fiscal 2010, we invested in warrants and common stock of Highbury, and subsequently exercised all of our warrants.  We held 3,070,355 shares of Highbury common stock as of January 31, 2010, recorded at a fair value of approximately $16.3 million.

•	Over the term of its investment, Peerless received aggregate dividends of $8.1 million on its Highbury common stock.

•
On December 12, 2009, Highbury entered into a merger agreement to be acquired by a subsidiary of AMG.  Following the announcement of the transaction between Highbury and AMG, we implemented a hedging strategy related to AMG common stock. The purpose of our hedging strategy was to preserve our profits in our shares of Highbury if the price of AMG common stock fell before the closing of the transaction.  On April 15, 2010, the transaction was completed and our 3,070,355 shares of Highbury common stock were converted into 230,199 shares of AMG common stock (or 0.075951794 shares of AMG common stock per Highbury share.)

•
We estimate a gain of approximately $10.3 million on our investment in Highbury, taking into account our purchase price for the Highbury securities, dividends received on the Highbury common stock, the outcome of our hedging strategy, and incentive compensation to a director and a consultant to the Company for their efforts related to the investment.  The foregoing calculation is an estimate as of the date hereof which is subject to change.  Such estimate has not been audited by the Company’s independent registered public accounting firm and does not take into account taxes payable on the capital gains and dividends.

•	As of April 30, 2010, we owned less than $35,000 of marketable securities.

Our inability to implement our strategic plan to acquire a new business or be acquired, as well as the declining sales trend of our existing licenses, downward price pressure on our existing technologies, uncertainty surrounding third party license revenue sharing agreements, downward price pressure on OEM products and the anticipated consolidation of the number of OEMs in the marketplace, may have a material adverse effect on our business and financial results.  See Item 1A. Risk Factors –“Risks Relating to Our Business- The future demand for our products will decline.” above.

Critical Accounting Policies

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” addresses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an ongoing basis, management evaluates its estimates and judgments.  Management bases its estimates and judgments on historical experience and on various other factors that they believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

We account for our software revenues in accordance with provisions of Accounting Standards Codification ™ (“ASC”) 985-650, Software – Revenue Recognition and ASC 605-25, Revenue Recognition – Multiple-Element Arrangements (formerly known as Statement of Position, or SOP, 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, Staff Accounting Bulletin No.104, “Revenue Recognition”, and Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”).  Over the past several years, we entered into block license agreements that represent unit licenses for products that will be licensed over a period of time.  In accordance with ASC 985-650 and 605-25, revenue is recognized when the following attributes have been met: 1) an agreement exists between us and the OEM selling product utilizing our intellectual property and/or a third party’s intellectual property for which we are an authorized licensor; 2) delivery and acceptance of the intellectual property has occurred; 3) the fees associated with the sale are fixed and determinable; and 4) collection of the fees are probable.  Under our accounting policies, fees are fixed and determinable if 90% of the fees are to be collected within a twelve-month period.  If more than 10% of the payments of fees extend beyond a twelve-month period, they are recognized as revenues when they are due for payment.

For fees on multiple element arrangements, values are allocated among the elements based on vendor specific objective evidence of fair value (“VSOE”).  We generally establish VSOE based upon the price charged when the same elements are sold separately.  When VSOE exists for all undelivered elements, but not for the delivered elements, revenue is recognized using the “residual method” as prescribed by ASC 605-25.  If VSOE does not exist for the undelivered elements, all revenue for the arrangement is deferred until the earlier of the point at which such VSOE does exist for the undelivered elements or all elements of the arrangement have been delivered, unless the only undelivered element is a service in which revenue from the delivered element is recognized over the service period.

Product Licensing Cost

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

Allowance for Doubtful Accounts

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

Stock-based Compensation

On February 1, 2006 the Company adopted Financial Accounting Standards Board (“FASB”) ASC 718, Compensation – Stock Compensation (formerly known as FAS 123(R) Share-Based Payments) using the modified-prospective transition method.  Compensation cost recognized subsequent to adoption includes: (i) compensation cost for all share-based payments granted prior to, but unvested as of January 31, 2006, based on the grant date fair value, which is determined using a Black-Scholes option pricing model, and (ii) compensation cost for all share-based payments granted subsequent to February 1, 2006, based on the grant-date fair value using a Black-Scholes option pricing model to estimate the grant date fair value of share-based awards.

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

ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  If actual forfeitures vary from our estimates, we will recognize the difference in compensation cost in the period the actual forfeitures occur.

Upon adoption of ASC 718, we changed our method of attributing the value of stock-based compensation expense from the multiple-option (i.e. accelerated) approach to the single-option (i.e. straight-line) method.  Compensation expense for share-based awards granted through January 31, 2006 will continue to be subject to the accelerated multiple-option method, while compensation expense for share-based awards granted on or after February 1, 2006 will be recognized using a straight-line, or single-option method.  We recognize these compensation costs over the service period of the award, which is generally the options vesting term of four years.

We recorded $371,000 in share-based compensation expense during the fiscal year ended January 31, 2010.  Share-based compensation expense was allocated as follows for the twelve month period ended January 31, 2010: $20,000 in sales and marketing and $351,000 included in general and administrative expense.  We granted 155,000 options and issued 60,000 shares of common stock and 44,481 shares of restricted common stock in the twelve months ended January 31, 2010.

Income taxes

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

In February 2007, the Company adopted FASB ASC 740-10, Income Taxes (formerly known as FIN 48 Accounting for Uncertainty in Income Taxes an Interpretation of FAS109).  See “Note 6. Income Taxes” in the notes to the Consolidated Financial Statements for further information.

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

In assessing whether deferred tax assets can be realized, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible.  We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on this consideration, we determined that it is more likely than not that $2.7 million of certain deferred tax assets were realized in fiscal year 2010.

As of January 31, 2010, we had tax credit carry-forwards available to reduce future income tax liabilities of approximately $3.0 million which begin to expire fiscal year 2011.  The realization of these assets is based upon management’s estimates of future taxable income.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain items from our statements of operations to total revenues.

	Percentage of Total Revenues Years Ended January 31,		Percentage Change Years Ended January 31,
	2010	2009	2010 vs. 2009
Revenues:
Product licensing	86%	69%	(42)
Engineering services and maintenance	14	31	(79)
Total revenues	100	100	(53)
Cost of revenues:
Product licensing	(28)	53	(125)
Engineering services and maintenance	5	17	(86)
Total cost of revenues	(23)	70	(115)
Gross margin	123	30	90

Research and development	-	14	(100)
Sales and marketing	13	16	(62)
General and administrative	55	69	(63)
Gain on sale of operating assets	(78)	(316)	(89)
Restructuring charges	-	32	(100)
	(10)	(185)	(98)
Income (loss) from operations	133	216	(71)
Other income, net	110	10	396
Income (loss) before income taxes	243	226	(50)
Provision for income taxes	93	57	(24)
Net income (loss)	149%	170%	(59)

 Net Income

Net income for the twelve month period ended January 31, 2010 was $7.2 million or $0.44 per basic and $0.43 per diluted share, compared to a net income of $17.6 million, or $0.99 per basic and $0.97 per diluted share, in fiscal year 2009.

Consolidated revenues for fiscal year 2010 were $4.8 million, compared to $10.4 million in fiscal year 2009.  The decrease from fiscal year 2009 to fiscal year 2010 was primarily the result of the KMC Transaction.

Product licensing revenues for fiscal year 2010 were $4.1 million, compared to $7.1 million in fiscal year 2009.  Block licensing agreements totaling $1.0 million were signed during fiscal year 2010, of which $0.7 million was recognized as revenue during fiscal year 2010.  This is compared with block licensing agreements of $4.2 million signed in fiscal year 2009, all of which was recognized as revenue during fiscal year 2009.  The decrease in product licensing revenues in fiscal year 2010 compared to fiscal year 2009 was the result of the elimination of licensing revenues from KMC and as a result of the KMC Transaction and a decline in the demand for our technologies and services.

Engineering services and maintenance revenues were $0.7 million in fiscal year 2010, compared to $3.3 million in fiscal year 2009.  The decrease resulted from the KMC Transaction and the transfer of 38 employees to KMC.  There were no hardware sales in fiscal year 2010 and 2009.  There was $0.4 million in contract and maintenance backlog at each of January 31, 2010 and 2009.

Cost of Revenues

Cost of revenues for fiscal year 2010 was $(1.1) million, compared to $7.3 million in fiscal year 2009.  Product licensing costs were $(1.4) million in fiscal year 2010, compared to $5.5 million in fiscal year 2009.  The decrease in product licensing cost in fiscal year 2010 was the result of a $2.6 million change in estimate that resulted from our negotiation and resulting reduction in certain third party licensing cost.  The overall decrease in cost of revenues over the last two years was the result of lower levels of third party technologies in our product licensing revenues.  Engineering services and maintenance cost of sales was $0.2 million and $1.8 million in fiscal years 2010 and 2009, respectively.  The decrease in cost of revenues is because 38 employees were transferred to KMC as part of the KMC Transaction.

Gross Margin

Gross margin as a percentage of total revenues was 123% in fiscal year 2010, compared to 30% in fiscal year 2009.  The increase in fiscal 2010 was the result of the $2.6 million change in estimate that resulted from our negotiation and resulting reduction in certain third party licensing cost.

Operating Expenses

Operating expenses for fiscal year 2010 were $(0.5) million, compared to $(19.3) million in fiscal year 2009. Expenses for fiscal year 2010 include a $3.8 million gain for the early release of the escrow associated with the KMC Transaction. In fiscal 2009, we had $32.9 million gain and $3.3 million restructuring expenses was associated with the KMC Transaction.

•
Research and development expenses were $0 in fiscal year 2010, compared to $1.4 million in fiscal year 2009.  The decrease in fiscal year 2010 over fiscal year 2009 was due to the KMC Transaction in which all of our development engineers were transferred to KMC.

•
Sales and marketing expenses were $0.6 million in fiscal year 2010, compared to $1.6 million in fiscal year 2009.  The decreases over the last two fiscal years were the result of a reduction in staffing levels and sales commission expense.

•
General and administrative expenses were $2.7 million in fiscal year 2010, compared to $7.2 million in fiscal year 2009.  The fiscal year 2010 decrease was the result of a reduction in staffing and lower professional fees.

Other Income, Interest Income and Expenses, and Taxes

Other income earned in fiscal year 2010 was mainly attributable to the dividends received from Highbury (see above section Highlights for details).  Interest income earned in fiscal year 2009 and 2010 was attributable to interest and investment income earned on cash and cash equivalents and investment balances.

Contractual Obligations

The following table summarizes our contractual obligations at January 31, 2010, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Operating lease obligations	$51	$51	$—	$—	$—
Total	$51	$51	$—	$—	$—

Liquidity and Capital Resources

As of January 31, 2010, our principal source of liquidity, cash and cash equivalents was $36.7 million, a decrease of $8.0 million from January 31, 2009.  The decrease is primarily due to our investment in securities of Highbury, and the implementation of our hedging strategy related to AMG common stock.

Highbury paid quarterly dividends of $0.05 per share of common stock and special dividends of $1.50 and $0.9977 per share of common stock on October 7, 2009 and April 15, 2010, respectively.  Over the term of its investment, Peerless received aggregate dividends of $8.1 million on its Highbury common stock.

On April 15, 2010, AMG completed its acquisition of Highbury and our 3,070,355 shares of Highbury common stock were converted into 230,199 shares of AMG common stock (or 0.075951794 shares of AMG common stock per Highbury share).  We estimate a gain of approximately $10.3 million on our investment in Highbury, taking into account our purchase price for the Highbury securities, dividends received on the Highbury common stock, the outcome of our hedging strategy and incentive compensation to a director and a consultant to the Company for their efforts related to the investment.  The foregoing calculation is an estimate as of the date hereof which is subject to change.  Such estimate has not been audited by the Company’s independent registered public accounting firm and does not take into account taxes payable on the capital gains and dividends from this investment.

As of April 30, 2010, we owned less than $35,000 of marketable securities.

During fiscal 2010, the Company used $2.4 million to repurchase its common stock pursuant to the share repurchase program adopted pursuant to Rule 10b5-1 under the Exchange Act.

Total assets increased 9% from $51.6 million at January 31, 2009 to $56.4 million at January 31, 2010. Stockholders’ equity increased 18% from $44.5 million at January 31, 2009 to $52.6 million at January 31, 2010.  The ratio of current assets to current liabilities was 17.7:1 compared to 9.2:1 last year.  Our operating activities during fiscal 2010 provided $3.8 million in cash, compared to a loss from operating activities of $9.0 million in fiscal 2009.

Our investing activities during the fiscal year ended January 31, 2010 used $9.5 million in cash, compared to our investing activities provided $32.6 million in cash in fiscal 2009.

At January 31, 2010, net trade receivables were $0.5 million higher than at January 31, 2009, due to the timing of collections of the licensing agreements.

In addition to the cash we received in the KMC Transaction, since the closing of the transaction, our operating costs and selling, general and administrative expenses have been significantly reduced. This has freed up additional capital which will permit us to pursue our long term goals.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

See Index to Financial Statements on page F – 1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9(T).  Controls and Procedures

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

Based on the results of our evaluation, our Chief Financial Officer and Acting Chief Executive Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2010.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Financial Officer and Acting Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2010 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective, as described above, as of January 31, 2010.  We have reviewed the results of management’s assessment with our Audit Committee.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that was conducted during the fiscal quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Certifications

The certification of our Chief Financial Officer and Acting Chief Executive Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, as amended, is attached as an exhibit to this Annual Report on Form 10-K.  The disclosures set forth in this Item 9A contain information concerning (i) the evaluation of our disclosure controls and procedures referred to in paragraph 4 of the certifications, and (ii) material weaknesses in the operation of our internal control over financial reporting referred to in paragraph 5 of the certifications.  Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information concerning the directors, executive officers and corporate governance of the Company is incorporated herein by reference from the sections entitled “Proposal No.  1, Election of Directors”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Business Conduct and Ethics” contained in the definitive proxy statement of the Company to be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year end of January 31, 2010, for its annual stockholders’ meeting for 2010 (the “Proxy Statement”).

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

(b) Exhibits:

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:
Exhibit Number

3.1(1)	Certificate of Incorporation of the Company.

3.2(18)	Amended Bylaws.

4.1	Instruments defining the rights of security holders. Reference is made to Exhibits 3.1 and 3.2.

10.1(5)(2)	1996 Equity Incentive Plan, as amended and form of stock option agreements there under.

10.2(6)(2)	1996 Employee Stock Purchase Plan, as amended.

10.3(2)(7)	Form of Indemnification Agreement, effective as of March 12, 2001.

10.4(3)(8)	Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and the Company effective as of July 23, 1999.

10.5(3)(8)	Master Technology License Agreement dated January 16, 2000 between Konica Corporation and Peerless Systems Corporation.

10.6(8)	Master Technology License Agreement dated April 1, 1997 between Kyocera Corporation and Peerless Systems Corporation.

Exhibit Number
10.7(3)(8)	Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc.

10.8(8)	Master Technology License Agreement dated April 1, 2000 between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc.

10.9(3)(8)	Nest Office SDK Development and Reseller Agreement Statement of Work 8 to BDA No. N-A-1 between and Novell, Inc. and Peerless Systems Networking effective as of August 17, 1999.

10.10(3)(8)	Amendment No. 1 to Nest Office SDK Development and Reseller Agreement Statement of Work 8 to BDA No. N-A-1 between and Novell, Inc. and Peerless Systems Networking effective as of August 17, 1999.

10.11(8)	Business Development Agreement by and between Novell and Auco, Inc effective as of September 6, 1996.

10.12(9)	Amendment No. 3 to Postscript Software Development Agreement by and between Adobe Systems Incorporated and the Company dated October 25, 2002.

10.13(3)(10)	Amendment No. 4 to the Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of July 31, 2003.

10.14(3)(10)	Amendment No. 10 to the Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of July 31, 2003.

10.15(3)(11)	Amendment No. 5 to Licensed System Addendum No. 4 between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated February 1, 2002.

1016(3)(11)	Amendment No. 8 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of September 30, 2003.

10.17(3)(11)	Amendment No. 9 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of September 15, 2003.

10.18(3)(11)	Amendment No. 12 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of September 22, 2003.

10.19(12)	Amendment No. 5 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of December 16, 2003.

10.20(12)	Amendment No. 6 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of July 31, 2002.

10.21(12)	Amendment No. 7 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of May 22, 2003.

Exhibit Number

10.22(12)	Amendment No. 11 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of February 9, 2004.

10.23(12)	Amendment No. 14 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of December 16, 2003.

10.24(12)	Amendment No. 15 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 6, 2004.

10.25(13)	Amendment No. 16 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 6, 2004.

10.26(13)	Amendment No. 19 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of April 1, 2004.

10.27(14)	Amendment No. 17 to the Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, Effective as of 15 October, 2004.

10.28(13)	Silicon Valley Bank Loan and Security Agreement between Silicon Valley Bank and Peerless Systems Corporation dated October 27, 2004.

10.30(27)	Amendment No. 18 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 1, 2005.

10.31(15)	Peerless Systems Corporation 2005 Incentive Award Plan.

10.32(15)	Amendment No. 23 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 1, 2005.

10.33(15)	Peerless Systems Corporation Amended and Restated Transaction Incentive Plan.

10.34(16)	Amendment No. 22 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of October 14, 2005.

10.35(16)	Amendment No. 24 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of October 14, 2005.

10.36(16)	Amendment No. 26 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of October 13, 2005.

10.37(16)	Amendment No. 27 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of November 1, 2005.

Exhibit Number

10.38(28)	Letter dated December 7, 2006 from Adobe Systems Incorporated to Peerless Systems Corporation extending the term of PostScript Software Development License and Sublicense Agreement.

10.39(17)	Letter dated June 28, 2007 from Adobe Systems Incorporated to Peerless Systems Corporation extending the term of the PostScript Software Development License and Sublicense Agreement.

10.40(18)(2)	Asset Purchase Agreement by and between Kyocera-Mita Corporation and Peerless Systems Corporation, dated as of January 9, 2008.

10.41(19)	Addendum dated as of June 23, 2008 between the Company and William Neil.

10.42(20)	Employment Agreement dated as of June 14, 2006 between the Company and William Neil.

10.42(21)	Amendment No. 30 to PostScript Software Development License and Sublicense Agreement dated July 23, 1999, as amended.

10.46(22)	Employment Agreement between the Company and Edward Gaughan dated as of December 3, 2008.

10.47(23)	Form of Consulting Agreements.

10.48(23)	Form of 2005 Incentive Award Plan Restricted Stock Award Agreement.

10.49(24)	Nomination Agreement, dated May 14, 2009, between Peerless Systems Corporation and Bandera Partners LLC, Bandera Master Fund L.P., Gregory Bylinsky and Jefferson Gramm.

10.50(25)	Employment Agreement between Peerless Systems Corporation and William Neil dated May 26, 2009.

10.51(26)	Agreement, dated December 18, 2009, between Peerless Systems Corporation, Timothy Brog and Highbury Financial, Inc.

21	Registrant’s Wholly-Owned Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page to this Annual Report on Form 10-K.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed in the Company’s Registration Statement on Form S-1 (File No. 333-09357), as amended and incorporated herein by reference.

(2)	Management contract or compensatory plan or arrangement.

(3)	Subject to a Confidential Treatment Order.

(4)	Previously filed in the Company’s Current Report on Form 8-K, filed October 13, 1999, and incorporated herein by reference.

(5)	Previously filed in the Company’s Registration Statement on Form S-8 (File No. 333-73562), filed November 16, 2001, and incorporated herein by reference.

(6)	Previously filed in the Company’s Registration Statement on Form S-8 (File No. 333-57362), filed March 21, 2001, and incorporated herein by reference.

(7)	Previously filed in the Company’s Amendment No. 4 to its Registration Statement on Form S-3 (File No. 333-60284), filed July 27, 2001, and incorporated herein by reference.

(8)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2002, filed September 16, 2002, and incorporated herein by reference.

(9)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2002, filed December 16, 2002, and incorporated herein by reference.

(10)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2003, filed September 15, 2003, and incorporated herein by reference.

(11)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2003, filed December 15, 2003, and incorporated herein by reference.

(12)	Previously filed in the Company’s 2004 Annual Report on Form 10-K filed April 30, 2004, and incorporated herein by reference.

(13)	Previously filed in the Company’s Quarterly Report for the period ended April 30, 2004, filed June 14, 2004, and incorporated herein by reference.

(14)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2004, filed December 15, 2004, and incorporated herein by reference.

(15)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2005, filed September 14, 2005, and incorporated herein by reference.

(16)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2005, filed December 15, 2004, and incorporated herein by reference.

(17)	Previously filed in the Company’s Form 8-K, filed July 11, 2007, and incorporated herein by reference.

(18)	Previously filed in the Company’s Form 8-K, filed July 23, 2007, and incorporated herein by reference.

(19)	Previously filed in the Company’s Form 8-K, filed January 10, 2008, and incorporated herein by reference.

(20)	Previously filed in the Company’s Form 8-K, filed January 10, 2008, and incorporated herein by reference.

(21)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2008, filed September 18, 2008, and incorporated herein by reference.

(22)	Filed herewith.

(23)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2009, filed September 11, 2009, and incorporated herein by reference.

(24)	Previously filed in the Company’s Form 8-K, filed May 15, 2009, and incorporated herein by reference.

(25)	Previously filed in the Company’s Form 8-K, filed June 1, 2009, and incorporated herein by reference.

(26)	Previously filed in the Company’s Form 8-K, filed December 21, 2009, and incorporated herein by reference.

(27)	Previously filed in the Company’s Form 8-K, filed June 15, 2005, and incorporated herein by reference.

(28)	Previously filed in the Company’s Form 8-K, filed December 19, 2006, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of May, 2010.

Peerless Systems Corporation

By:	/s/ WILLIAM R. NEIL
William R. Neil
Chief Financial Officer and Acting Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William R.  Neil and Timothy Brog, his attorneys-in-fact, each with the power of substitution, for him/her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ William R. Neil	Chief Financial Officer and Acting Chief	May 3, 2010
William R. Neil	Executive Officer
(Principal Financial and Accounting
Officer and Acting Principal Executive Officer)

/s/ Steven M. Bathgate	Director	May 3, 2010
Steven M. Bathgate

/s/ Timothy E. Brog	Director	May 3, 2010
Timothy E. Brog

/s/ Gregory Bylinsky	Director	May 3, 2010
Gregory Bylinsky

/s/ Jefferson Gramm	Director	May 3, 2010
Jefferson Gramm

//s/ Jeffrey Hammer	Director	May 3, 2010
Jeffrey Hammer

PEERLESS SYSTEMS CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Peerless Systems Corporation

We have audited the accompanying consolidated balance sheets of Peerless Systems Corporation as of January 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended January 31, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peerless Systems Corporation at January 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the two years in the period ended January 31, 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Los Angeles, California
May 3, 2010

PEERLESS SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended January 31,
	2010	2009
	(In thousands, except per share amounts)
Revenues:
Product licensing	$4,142	$7,144
Engineering services and maintenance	701	3,262
Total revenues	4,843	10,406
Cost of revenues:
Product licensing	(1,366)	5,477
Engineering services and maintenance	247	1,799
Total cost of revenues	(1,119)	7,276
Gross margin	5,962	3,130

Research and development	-	1,430
Sales and marketing	614	1,616
General and administrative	2,679	7,209
Gain on sale of operating assets	(3,759)	(32,912)
Restructuring charges	-	3,320
	(466)	(19,337)
Income from operations	6,428	22,467
Other income, net	5,335	1,076
Income before income taxes	11,763	23,543
Provision for income taxes	4,525	5,924
Net income	$7,238	$17,619
Basic earnings per share	$0.44	$0.99
Diluted earnings per share	$0.43	$0.97
Weighted average common shares - outstanding — basic	16,530	17,719
Weighted average common shares - outstanding — diluted	16,691	18,072

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands)
	January 31,	January 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$36,684	$44,689
Marketable securities	17,924	-
Trade accounts receivable, less allowance for doubtful accounts of $6 and $82 in 2010 and 2009, respectively	1,135	676
Income tax receivable	234	3,343
Deferred tax asset	-	2,673
Prepaid expenses and other current assets	380	205
Total current assets	56,357	51,586
Property and equipment, net	24	46
Other assets	7	1
Total assets	$56,388	$51,633

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4	$92
Accrued wages and compensated absenses	143	188
Accrued product licensing costs	269	4,139
Other current liabilities	286	505
Deferred tax liability	2,114	-
Deferred revenue	372	706
Total current liabilities	3,188	5,630
Other liabilities
Tax liabilities	645	1,511
Total liabilities	3,833	7,141
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $.001 par value, 30,000 shares authorized, 18,957 and 18,815 shares issued in 2010 and 2009, respectively	19	19
Additional paid-in capital	55,874	55,493
Retained earnings	(635)	(7,873)
Accumulated other comprehensive income	2,847	16
Treasury stock, 2,937 and 1,813 shares in 2010 and 2009, respectively	(5,550)	(3,163)
Total stockholders’ equity	52,555	44,492
Total liabilities and stockholders’ equity	$56,388	$51,633

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

							Accumulated
					Aditional		Other	Total
	Common Stock		Treasury Stock		Paid - In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balances, January 31, 2008	17,657	$18	150	$(113)	$53,340	$(25,492)	$29	$27,782
Purchase of treasury stock	-	-	1,663	(3,050)	-	-	-	(3,050)
Exercise of stock options	928	1	-	-	992	-	-	993
Stock based compensation expense	230	-	-	-	1,161	-	-	1,161
Comprehensive income:
Net income	-	-	-	-	-	17,619	-	17,619
Foreign currency translation adjustment	-	-	-	-	-	-	(13)	(13)

Total comprehensive income	-	-	-	-	-	-	-	17,606

Balances, January 31, 2009	18,815	$19	1,813	$(3,163)	$55,493	$(7,873)	$16	$44,492
Issuance of common stock	105				199			199
Purchase of treasury stock	-	-	1,124	(2,387)	-	-	-	(2,387)
Exercise of stock options	37	-	-	-	40	-	-	40
Purchase of employee stock options	-	-	-	-	(30)	-	-	(30)
Stock based compensation expense	-	-	-	-	172	-	-	172
Comprehensive income:
Net income	-	-	-	-	-	7,238	-	7,238
Foreign currency translation adjustment	-	-	-	-	-	-	(26)	(26)
Unrealized gain on marketable securities	-	-	-	-	-	-	2,857	2,857

Total comprehensive income	-	-	-	-	-	-	-	10,069

Balances, January 31, 2010	18,957	$19	2,937	$(5,550)	$55,874	$(635)	$2,847	$52,555

The accompanying notes are an integral part of these consolidated financial statements.

 PEERLESS SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended January 31,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$7,238	$17,619
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	69	266
Share-based compensation	371	1,161
Income tax receivable	3,109	(3,343)
Tax liabilities	(866)	-
Deferred tax asset and liability	2,874	3,778
Gain on sale of operating assets	(3,759)	(32,912)
Accrued producting licensing cost reduction	(2,636)	-
Asset impairment – restructuring	-	126
Other	-	68
Changes in operating assets and liabilities:
Trade accounts receivables	(459)	2,108
Unbilled receivables	-	845
Prepaid expenses and other assets	(192)	1,093
Accounts payable	(88)	(197)
Accrued product licensing costs	(1,234)	2,530
Deferred revenue	(334)	(208)
Other liabilities	(264)	(1,943)
Net cash provided by (used in) operating activities	3,829	(9,009)
Cash flows from investing activities:
Purchases of property and equipment	-	(16)
Purchases of marketable securities	(13,581)	-
Proceeds from sale of securities sold short	378	-
Proceeds from sale of operating assets, net of expenses	3,759	32,723
Purchases of software licenses	(13)	(88)
Net cash (used in) provided by investing activities	(9,457)	32,619
Cash flows from financing activities:
Purchase of treasury stock	(2,387)	(3,050)
Purchase of employee stock option	(30)	-
Proceeds from exercise of common stock options	40	993
Net cash (used in) provided by financing activities	(2,377)	(2,057)
Net (decrease) increase in cash and cash equivalents	(8,005)	21,553
Cash and cash equivalents, beginning of period	44,689	23,136
Cash and cash equivalents, end of period	$36,684	$44,689

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$369	$5,387

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization, Business and Summary of Significant Accounting Policies:

 Organization and Business: Peerless Systems Corporation (“Peerless” or the “Company”) was incorporated in the state of California in April 1982 and reincorporated in the state of Delaware in September 1996.  Peerless develops and licenses software-based digital imaging and networking systems and supporting electronic technologies and provides maintenance and support services to original equipment manufacturers (“OEM”) of digital document products located primarily in the United States and Japan.  Digital document products include printers, copiers, fax machines, scanners and color products, as well as multifunction products (“MFP”) that perform a combination of these imaging functions.  In order to process digital text and graphics, digital document products rely on a core set of imaging software and supporting electronics, collectively known as a digital imaging system.  Network interfaces supply the core technologies to digital document products that enable them to communicate over local area networks and the Internet.

On April 30, 2008, the Company sold substantially all of its assets to Kyocera-Mita Corporation (“KMC”).  In this transaction (the “KMC Transaction”), the Company retained certain intellectual property and also entered into a license agreement with KMC whereby it has the right to sublicense the technology to third parties. Following the completion of the KMC Transaction, the Company continues to license and market its remaining technology and the technology licensed from KMC directly to customers.

Since the closing of the KMC Transaction, the Company has reduced its focus on its historical business and is seeking to use its excess cash to pursue transactions that enhance stockholder value.  The Company has been engaged in efforts to identify appropriate acquisition targets in that offer prospects for growth and profitability at a reasonable price.

Liquidity: As of January 31, 2010, the Company had an accumulated deficit of $0.6 million; however the Company also had cash, cash equivalents and marketable securities of $54.6 million and net working capital of $53.2 million.  The Company has no material financial commitments.  The Company believes that its existing cash and cash equivalents, any cash generated from operations and cash from the sale of the IP will be sufficient to fund its working capital requirements, capital expenditures and other obligations through the next twelve months.

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

The recognition of the Company’s recurring product licensing revenues is dependent, in part, on the timing and accuracy of product sales reports received from the Company’s OEM customers.  These reports are provided only on a calendar quarter basis and, in any event, are subject to delay and potential revision by the OEM.  Therefore, the Company is required to estimate all of the recurring product licensing revenues for the last month of each fiscal quarter and to further estimate all of its quarterly revenues from an OEM when the report from such OEM is not received in a timely manner.  In the event the Company is unable to estimate such revenues accurately prior to reporting financial results, the Company may be required to adjust revenues in subsequent periods.  Revenues subject to such estimates were minimal for fiscal years ending January 31, 2010 and 2009.

Reclassifications: Certain 2009 amounts have been reclassified to conform to 2010 presentation.

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Cash and Cash Equivalents: Cash and cash equivalents represent cash and highly liquid investments, which mature within three months of purchase.

Fair Value of Financial Investments: Cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which management believes approximates fair value due to the short term maturity of these instruments.

Marketable Securities: The Company makes investments of cash in liquid interest bearing accounts and marketable securities. Marketable securities are classified as available for sale, in accordance with ASC 320, “Investments – Debt and Equity Securities”, and are stated at fair market value, with any unrealized gains or losses reported as other comprehensive income (loss) under shareholders’ equity in the accompanying consolidated balance sheets.  Realized gains or losses and declines in value that are other than temporary, if any, on available-for-sale securities are calculated using the specific identification method and are reported in other income or expense as incurred. For the years ended January 31, 2010 and 2009, there were no realized gains and recorded losses.  As of January 31, 2010, investment in marketable securities consists of equity securities and publicly traded options on equity securities.  Unrealized gains and losses were $4.7 million or $2.8 million, net of taxes.

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

Revenue Recognition: The Company recognizes software revenues in accordance with FASB ASC 985-605 “Software Revenue Recognition.”  For certain of the Company’s multiple element arrangements that do not directly involve licensing, selling, leasing or otherwise marketing of the Company’s software the Company applies the guidance ASC 605-25 “Multiple-Element Arrangements.”

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

The Company also enters into engineering services contracts with certain OEMs adapting software and supporting electronics to specific OEM requirements.  The Company provides engineering support based on a time-and-material basis.  Revenues from this support are recognized as the services are performed.  The Company has no engineering services contracts that are recognized on a percentage-of completion basis.

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

For fees on multiple element software arrangements, values are allocated among the elements based on VSOE.  The Company generally establishes VSOE based upon the price charged when the same elements are sold separately.  When VSOE exists for all undelivered elements, but not for the delivered elements, revenue is recognized using the “residual method”.  If VSOE does not exist for the undelivered elements, all revenue for the arrangement is deferred until the earlier of the point at which such VSOE does exist for the undelivered elements or all elements of the arrangement have been delivered, unless the only undelivered element is a service in which revenue from the delivered element is recognized over the service period.

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

Advertising Costs: Advertising costs are expensed as incurred.  Advertising expenses are recorded in sales and marketing expense and were immaterial to the results of operations for all periods presented.

Income Taxes: In February 2007, the Company adopted ASC 740, Income Taxes (formerly known as FAS109).

Under this method, deferred income taxes are recognized for the tax consequences in future years resulting from differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to reverse.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.  Income tax provision is the tax payable for the period and the change during the period in net deferred income tax assets and liabilities.  See Note 10.

Comprehensive Income: In accordance with ASC 220, “Comprehensive Income,” all components of comprehensive income, including net income, are reported in the financial statements in the period in which they are recognized.  Other comprehensive income includes unrealized gains and losses on available-for-sale securities. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.  The Company’s accumulated other comprehensive income for fiscal years January 31, 2010 and 2009 consisted of net income, unrealized gains, and foreign currency translation gains and is reported in stockholders’ equity.

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Earnings Per Share: Basic earnings per share (“basic EPS”) is computed by dividing net income available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period.  The computation of diluted earnings per share (“diluted EPS”) is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares include outstanding options under the Company’s employee stock option plan (which are included under the treasury stock method) and any outstanding convertible securities.  A reconciliation of basic EPS to diluted EPS is presented in Note 11 to the Company’s financial statements.

Foreign Currency Translation: The financial statements of the Company’s non-U.S. subsidiary are translated into U.S. dollars in accordance with ASC 830, “Foreign Currency Matters.” The assets and liabilities of the Company’s non-U.S. subsidiary whose “functional” currency is other than the U.S. dollar are translated at current rates of exchange.  Revenue and expense items are translated at the average exchange rate for the year.  The resulting translated adjustments are recorded directly into accumulated other comprehensive income.  Transaction gains and losses are included in net income in the period they occur.  Foreign currency translation and transaction gains and losses have not been significant in any period presented.

Recent Accounting Pronouncements: In May 2009, the FASB issued new guidance codified primarily in ASC Topic 855, “Subsequent Events.”  This guidance was issued in order to establish principles and requirements for reviewing and reporting subsequent events and requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued.  This guidance is effective for interim reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on the consolidated financial statements.  Refer to Note 17, “Subsequent Events” for the required disclosures in accordance with ASC 855.

In June 2009, FASB issued the ASC as the sole source of authoritative nongovernmental GAAP. All non-grandfathered non-SEC accounting literature has been superseded by the ASC. The ASC does not change how the Company accounts for its transactions or the nature of related disclosures made. Instead, when referring to guidance issued by the FASB, the Company refers to topics in the ASC rather than individual pronouncements. The above change was made effective by the FASB for financial statements issued for interim and annual periods ending after September 15, 2009. As a result of the Company’s implementation of the ASC in this quarterly report and to facilitate understanding of the impact of the ASC, we have updated references to GAAP to include both new and old guidance. The adoption of the ASC did not have a material effect on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009, “Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force” (ASU No. 2009-14). It amends ASC 985-605 and ASC 985-605-15-3 (Issue 03-5) to exclude from their scope all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. The ASU includes factors that entities should consider when determining whether the software and non-software components function together to deliver the product’s essential functionality and are thus outside the revised scope of ASC 985-605. In addition, the ASU includes examples illustrating how entities would apply the revised scope provisions. ASU 2009-14 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In January 2010, the FASB issued ASU No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurement” (ASU 2010-06). ASU 2010-06 amends ASC 820-10, Fair Value Measurement and Disclosure, of the FASB Accounting Standard Codification. This update requires new disclosures: 1) transfers in and out of Level 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfer, 2) activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This updates further clarifies existing disclosure with the following: 1) level of disaggregation. A reporting entity should provide fair value measurement disclosure for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities, 2) disclosures about inputs and valuation techniques. A reporting entity should provide disclosure about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurement that fall in either Level 2 or Level 3. The new disclosure and clarification of existing disclosures are effective for the interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. The Company is currently assessing the further impact of this new accounting update to its consolidated financial statements.

2.   Cash, Cash Equivalents and Marketable Securities

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

As of January 31, 2010, cash, cash equivalents and marketable securities included the following (in thousands):

	Cost	Unrealized Gains	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash and cash equivalents	$36,684	$—	$—	$—	$36,684
Exchange traded marketable securities	13,203	4,721	—	—	17,924
Total	$49,887	$4,721	$—	$—	$54,608

Cash equivalents are comprised of money market funds which are traded in an active market with no restrictions and money market savings accounts. As of January 31, 2009, cash and cash equivalents was $44.7 million and the Company did not have any marketable securities.

The Company invested in common stock and warrants of Highbury Financial, Inc. (“Highbury”), beginning in the first quarter of fiscal 2010. Highbury paid quarterly dividends of $0.05 per share of common stock and special dividends of $1.50 and $0.9977 per share of common stock on October 7, 2009 and April 15, 2010, respectively. Over the term of its investment, the Company received aggregate dividends of $8.1 million on its Highbury common stock. On December 12, 2009, Highbury entered into a merger agreement to be acquired by a subsidiary of Affiliated Managers Group, Inc. (“AMG”) for AMG common stock. Following the announcement of the transaction between Highbury and AMG, the Company implemented a hedging strategy related to AMG common stock. The purpose of the hedging strategy was to preserve the Company’s profits in its Highbury common stock. The hedging instruments have been included as exchange traded marketable securities in the table above.

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.   Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events.  For the Company, comprehensive income consists of its reported net income and the net unrealized gains or losses on marketable securities and foreign currency translation adjustments.  Comprehensive income for each of the periods presented is comprised as follows:

	Year Ended January 31,
	2010	2009
Net income	$7,238	$17,619
Changes in unrealized gains in available for sale securities, net of taxes	2,857	-
Foreign currency translation adjustment, net of taxes	(26)	(13)
Total comprehensive income, net of taxes	$10,069	$17,606

4.   Sale of operating assets to KMC

On April 30, 2008, the Company consummated the transactions contemplated by the Asset Purchase Agreement, dated as of January 9, 2008, between KMC and the Company, pursuant to which the Company sold substantially all of its IP to KMC, transferred to KMC thirty-eight (38) of its employees, licensed the IP back from KMC on a nonexclusive, worldwide, perpetual and royalty free basis subject to certain restrictions, and terminated most of the Company’s existing agreements with KMC.  As consideration for the sale, KMC assumed approximately $0.4 million of the Company’s liabilities, paid the Company $33.0 million and agreed to escrow an additional $4.0 million relating to potential indemnification obligations.  The Company recorded a pre-tax gain on the sale of assets of approximately $32.9 million during the year ended January 31, 2009, which does not include the $2.4 million of additional licensing costs associated with the restructured license agreements with KMC (see Note 5).

On May 26, 2009, the Company entered into an agreement with KMC providing for the early release of the escrow funds. The Company received approximately $3.8 million which was recognized as a gain and $0.2 million was paid to KMC as a discount for the early release of the $4.0 million held in escrow.

5.   Product License Costs

In the first quarter of fiscal 2010, the Company amended of a third party technology license agreement which resulted in a $2.6 million change in estimate that resulted from our negotiation and resulting reduction in certain third party licensing cost.  The Company recorded the gain as a reduction in the cost of revenues.  In the first quarter of fiscal 2009, the Company had a $2.4 million increase of product licensing expense due to the KMC Transaction and the resulting change in mix of technologies available to be delivered against existing block licenses with KMC.

6.   Stock Option and Purchase Plan

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

On February 1, 2006 the Company adopted FASB ASC 718, Compensation – Stock Compensation (formerly known as FAS 123(R) Share-Based Payments), using the modified-prospective method.  Under this transition method, compensation expense recognized subsequent to adoption includes: a) compensation cost for all share-based payment granted prior to, but not yet vested as of adoption, based on values estimated in accordance with the original provisions of SFAS No. 123, and b) compensation cost of all share-based payments granted subsequent to adoption, based on the grant-date fair values estimated in accordance with Topic 718.

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Compensation expense for share-based awards granted on or after February 1, 2006 are recognized using a straight-line, or single-option method.  The Company recognizes these compensation costs over the service period of the award, which is generally the option vesting term of three or four years.  In determining the fair value of options granted the Company primarily used the Black-Scholes model and assumed no dividends per year.  During fiscal 2010, the Company used the weighted average expected lives of 3.28 years, expected volatility of 63%, and weighted average risk free interest rate of 2.48%.  During fiscal 2009, the Company used the weighted average expected lives of 3.73 years, expected volatility of 62%, and weighted average risk free interest rate of 2.57%.

In fiscal 2010 and 2009 the Company recorded a total of $172,000 and $1,161,000, respectively, in stock option expense related to stock options awarded after the adoption of Topic 718 and for stock options which were not vested by the date of adoption of ASC 718.

The valuation methodologies and assumptions in estimating the fair value of stock options that were granted in fiscal 2010 were similar to those used in estimating the fair value of stock options granted in fiscal 2009.  The Company uses historical volatility of Peerless’ stock price as a basis to determine the expected volatility assumption to value stock options.  The Company used its actual stock trading history over a period that approximates the expected term of its options.  The expected dividend yield is based on Peerless’ practice of not paying dividends.  The risk-free rate of return is based on the yield of a U.S. Treasury instrument with terms approximating or equal to the expected life of the option.  The expected life in years is based on historical actual stock option exercise experience.

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

2005 Incentive Stock Option Plan: In June 2005 stockholders approved the Company’s 2005 Equity Incentive Plan.  The Board authorized and reserved 500,000 shares together with the 289,000 shares remaining under the 1996 Incentive Plan which was terminated as authorized by the stockholders.

The 2005 Incentive Plan allows for the grant of incentive stock options to employees and non-statutory stock options, restricted stock purchase awards and stock bonuses to employees, directors and consultants.  The terms of stock options granted under the Incentive Plan generally may not exceed 10 years.  The exercise price of options granted under the Incentive Plan is determined by the Board of Directors, provided that the exercise price for an incentive stock option cannot be less than 100% of the fair market value of the common stock on the date of the option grant and the exercise price for a non-statutory stock option cannot be less than 85% of the fair market value of the common stock on the date of the option grant.  Options granted under the Incentive Plan vest at the rate specified in each optionee’s agreement, which is generally over 1 to 4 years.

The following represents option activity under the 1996 Incentive Plan and 2005 Incentive Plan for the fiscal years ended January 31, 2009 and 2010:

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

			Weighted Average
		Weighted	Remaining
		Average Exercise	Contractual	Aggregate
	Options	Price	Term (Years)	Intrinsic Value
	(In thousands, except per share amounts)
Beginning outstanding balance at January 31, 2008	3,673	$2.73
Granted	307	$1.90
Exercised	(928)	$1.07
Canceled or expired	(1,994)	$3.67
Balance outstanding January 31, 2009	1,058	$2.26
Granted	155	$2.04
Exercised	(37)	$1.08
Canceled or expired	(228)	$3.67
Balance outstanding January 31, 2010	948	$1.93	5.95	$790
Stock options exercisable, January 31, 2010	685	$1.88	4.81	$645

The weighted-average fair value as of date of grant of the options granted during the years ended January 31, 2010 and 2009 were $0.96 and $0.90, respectively.  During the twelve months ended January 31, 2010 and 2009, the total intrinsic value of stock options exercised was $28,000 and $821,000, respectively.  Cash received from stock option exercises in fiscal 2010 was $40,000.  The excess tax benefit was negligible for the year ended January 31, 2010.  As of January 31, 2010, there was $218,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1996 and 2005 plans and certain options issued outside these plans.  That cost is expected to be recognized over a weighted-average period of 2.3 years.  The Company issues shares of common stock reserved for such plans upon the exercise of stock options.  In the current year, the Company has granted each of the three returning board members 10,000 shares of restricted stock, and also granted to such directors the shares which should have been granted in 2008.  During fiscal 2010, the Company granted 44,481 shares of restricted stock.  As of January 31, 2010, none of the restricted stock was vested.  The related stock based compensation expenses of approximately $61,000 have been recorded for the year ended January 31, 2010.  In addition, the Company also issued 60,000 shares of common stock with a related stock based compensation expenses of approximately $138,000 during fiscal 2010.

7.  Property and Equipment:

Property and equipment at January 31 consisted of the following:

	2010	2009
	(In thousands)
Computers and other equipment	$37	895
Furniture	9	100
Leasehold improvements	—	—
	46	995
Less, accumulated depreciation and amortization	(22)	(949)
	$24	46

Property and equipment depreciation and amortization for the years ended January 31, 2010 and 2009 was $14,000 and $266,000, respectively.

8.  Other Current Liabilities

Other current liabilities at January 31 consisted of the following:

	2010	2009
	(In thousands)
Professional service fees	$129	$150
Restructuring charges	—	217
Other	157	138

Total other current liabilities	$286	$505

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  Deferred Revenues:

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

                Deferred revenues consisted of the following at January 31:

	2010	2009
	(In thousands)
Product licensing	$250	$250
Engineering services and maintenance	122	456

	$372	$706

10.  Income Taxes:

The income tax provision for the years ended January 31, 2009 and 2010 consisted of:

	2010	2009
	(In thousands)
Current:
Federal	$-	$1,030
State	1	1,016
Foreign	(1)	4
	$-	$2,050

Deferred:
Federal	$4,777	$6,899
State	464	566
	5,241	7,465
Less: Change in Valuation Allowance	(716)	(3,591)

Income Tax Provision	$4,525	$5,924

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Temporary differences for the years ended January 31, consisted of:

	2010	2009
	(In thousands)
Deferred tax assets:
Net operating loss carry forwards	$854	$-
Accrued liabilities	58	65
Allowance for doubtful accounts	3	33
Property and equipment	1	770
Deferred expenses	-	973
Stock based compensation	61	414
Tax credit carry forwards	1,221	3,458
State income taxes	-	355
Other	12	28
Total deferred tax assets	2,210	6,096
Deferred tax liabilities:
Dividends received	(1,705)	-
Unrealized gain on security	(1,913)	-
Subtotal	(1,408)	6,096
Valuation allowance	(706)	(3,423)

Net deferred income tax (liability)/asset	$(2,114)	$2,673

The provision (benefit) for income taxes for the years ended January 31, 2009 and 2010 differed from the amount that would result from applying the federal statutory rate as follows.

	2010	2009
Statutory federal income tax rate	35.0%	35.0%
State tax	5.6	5.1
Foreign provision	-	-
Research & development credits	5.5	(0.8)
Stock based compensation	0.2	0.4
Other	0.1	0.7
Dividend received deduction	(1.8)	-
Change in valuation allowance	(6.1)	(15.3)
Provision (benefit) for income taxes	38.5%	25.1%

As of January 31, 2010, the Company had tax credit carry forwards available to reduce future income tax liabilities of approximately $3.0 million which will begin to expire in fiscal year 2011.  Utilization of the tax carry forwards will be subject to an annual limitation if a change in the Company’s ownership should occur as defined by Section 382 and Section 383 of the Internal Revenue Code.

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On February 1, 2007, the Company adopted ASC 740-10.  ASC 740-10 clarifies the accounting and reporting for uncertainties in income tax law.  This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date.  If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are to be recognized.

There was no cumulative effect of adopting ASC 740-10 to the February 1, 2007 retained earnings balance.  On the date of adoption, the Company had $2.0 million of unrecognized tax benefits, all of which would reduce its effective tax rate if recognized.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	January 31, 2010	January 31, 2009
	(In thousands)
Beginning balance	$2,394	$2,781
Additions based on tax positions related to current year	-	-
Subtractions for tax positions of prior years	-	(387)
Ending balance	$2,394	$2,394

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

In assessing the whether deferred tax assets can be realized, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible.  The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  The Company believes it is more likely than not that certain foreign deferred tax assets will not be realized and has maintained a valuation allowance of $0.7 million at January 31, 2010.

11.  Earnings Per Share:

Earnings per share for the years ended January 31, is calculated as follows:

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2010			2009
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic EPS
Earnings available to common stockholders	$7,238	16,530	$0.44	$17,619	17,719	$0.99
Effect of Dilutive Securities
Options	—	161	—	—	353	—
Diluted EPS
Earnings available to common stockholders with assumed conversions	$7,238	16,691	$0.43	$17,619	18,072	$0.97

Potentially dilutive options in the aggregate of approximately 255,000 and 352,000 in fiscal years 2010 and 2009, respectively, have been excluded from the calculation of the diluted income per share based on (i) the fact that the exercise prices of such options exceeds the average stock price and (ii) the number of buy back options above the assumed shares issued upon exercise of options.  For these reasons, these options were considered anti-dilutive.

12.  Restructuring:

Following the KMC Transaction, the Company formalized a plan directed at reducing operating costs.  The plan focused primarily on operational and organizational structures, facilities utilization, and certain other matters.  As a result of the plan, the Company did not record any restructuring charges during the twelve months ended January 31, 2010.

A summary of the activities related to these restructuring liabilities is as follows:

	Severance	Facilities
	(In thousands)
Balance at February 1, 2009	$197	$20
Restructuring charges	—	—
Payments	(197)	(20)
Balance at January 31, 2010	$—	$—

13.  Employee Savings Plan:

The Company maintains an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code (the “Code”) for its full-time employees.  The plan allows employees to make specified percentage pretax contributions up to the maximum dollar limitation prescribed by the Code.  The Company has the option to contribute to the plan up to a maximum of $2,000 per employee per year.  Company contributions to the plan during the years ended January 31, 2010 and 2009 were $16,000 and $105,000, respectively.

14.  Segment Reporting:

The Company operates in one reportable business segment, Imaging.  Peerless provides software-based digital imaging and networking technology for digital document products and provides directory and management software for networked storage devices and integrates proprietary software into enterprise networks of OEMs.

The Company’s long-lived assets are located principally in the United States.  The Company’s revenues for the years ended January 31, 2009 and 2010 which are transacted in U.S. dollars, are derived based on sales to customers in the following geographic regions:

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Years Ended January 31,
	2010	2009
	(In thousands)
United States	$2,133	$2,141
Japan	2,646	8,265
Other	63	—
	$4,843	$10,406

15.  Commitments:

Operating Leases: The Company subleases its offices and certain operating equipment under operating leases that expire in fiscal year 2012.  Future minimum rental payments under long-term operating leases for the years ending January 31 are as follows:

Operating
Leases
(In thousands)
2012	$51
Thereafter	—
$51

Total rental expense, net of sublease income, was $80,000 and $956,000 for the years ended January 31, 2010 and 2009, respectively.

Purchase Orders: The Company does not have any outstanding purchase orders for materials and services at the end of fiscal year 2010.

16.  Risks and Uncertainties:

Concentration of Credit Risk: The Company’s credit risk in accounts receivable (trade and unbilled), which are generally not collateralized, is concentrated with customers which are OEMs of laser printers and printer peripheral technologies.  The financial loss, should a customer be unable to meet its obligation to the Company, would be equal to the recorded accounts receivable.  At January 31, 2010, four customers collectively represented 86% of total accounts receivable and at January 31, 2009, four customers collectively represented 92%.

A significant portion of the Company’s revenue is generated from the sale of block licenses.  Block license revenue represented 20% and 45% of total revenue for the fiscal years 2010 and 2009, respectively.

Litigation: The Company is involved from time to time in various claims and legal actions incident to its operations, either as plaintiff or defendant.  In the opinion of management, after consulting with legal counsel, no claims are currently expected to have a material adverse effect on the Company’s financial position, operating results, or cash flows.

License Agreements:  The Company's historical business has consisted of (i) products based upon an agreement with Novell (“Novell”) and (ii) products based upon an agreement with Adobe to bundle and sublicense Adobe’s licensed products into new products for OEMs. The Company’s agreement with Adobe Systems Corporation (“Adobe”) to bundle and sublicense Adobe’s licensed products into new OEM products expired on March 31, 2010.  The Company is unlikely to be able to transition our customer base to another provider. The Company expects a material decrease in  revenues for fiscal 2011 due to the end of this agreement.

17.  Subsequent Events

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pursuant to the Company’s acquisition strategy, the Company invested in common stock and warrants of Highbury beginning in the first quarter of fiscal 2010.  Highbury paid quarterly dividends of $0.05 per share of common stock and special dividends of $1.50 and $0.9977 per share of common stock on October 7, 2009 and April 15, 2010, respectively.  Over the term of its investment, the Company received aggregate dividends of $8.1 million on its Highbury common stock.

On December 12, 2009, Highbury entered into a merger agreement to be acquired by a subsidiary of AMG for AMG common stock.  Following the announcement of the transaction between Highbury and AMG, the Company implemented a hedging strategy related to AMG common stock.  The purpose of this hedging strategy was to preserve the Company's profits in its Highbury common stock.  On April 15, 2010, the transaction was completed and the Company's 3,070,355 shares of Highbury common stock were converted into 230,199 shares of AMG common stock (or 0.075951794 shares of AMG common stock per Highbury share).  The Company's gains on its investment in Highbury are subject to taxes at our normal corporate rate, were reduced by our hedging strategy and were reduced by certain incentive compensation paid to a director and a consultant.  (See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for an unaudited estimate of our gain from the investment.)

The Company has evaluated subsequent events through the date these consolidated financial statements were issued, and concluded no other subsequent events required disclosure or recognition.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Allowances for uncollectible accounts receivable:	of Period	Expenses	Deductions	Period
	(In thousands)
Year Ended January 31, 2009
Reserves deducted from assets to which they apply:
Allowances for uncollectible accounts receivable	$7	$75	$-	$82
Year Ended January 31, 2010
Reserves deducted from assets to which they apply:
Allowances for uncollectible accounts receivable	$82	$(76)	$-	$6