Form 10-K/A
period 2010-01-31
PEERLESS SYSTEMS CORP
filed 2010-06-01
CIK 897893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Amendment No. 1
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of shares of Common Stock outstanding as of April 15, 2010 was 16,019,496.

TABLE OF CONTENTS

PART III	1
Item 10. Directors, Executive Officers and Corporate Governance	1
BOARD OF DIRECTORS	1
Board Leadership and Risk Oversight	2
Board and Committee Meetings	2
Stockholder Communications with the Board	5
DIRECTOR COMPENSATION	6
EXECUTIVE OFFICERS	7
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE	8
CODE OF BUSINESS CONDUCT AND ETHICS	8

Item 11. Executive Compensation	9
EXECUTIVE COMPENSATION	9
Summary Compensation Table	9
Narrative to Summary Compensation Table	9
Outstanding Equity Awards at Fiscal Year-End	11
Option Exercises and Stock Vested	11
Potential Payments Upon Termination Or Change In Control	11
Compensation Committee Interlocks and Insider Participation	13

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	14
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	14
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS	15

Item 13. Certain Relationships and Related Transactions, and Director Independence	15
POLICY REGARDING RELATED PERSON TRANSACTIONS	15
MAJORITY INDEPENDENCE OF THE BOARD	16

Item 14 Principal Accountant Fees and Services	16
FEES PAID TO INDEPENDENT REGISTERED ACCOUNTING FIRM	16

Item 15. Exhibits and Financial Statement Schedules	17

EXHIBIT 31.1   Certification of Chief Financial Officer and Acting Chief Executive Officer
EXHIBIT 32.1   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) amends and supplements our Annual Report on Form 10-K for the year ended January 31, 2010 that we filed on May 3, 2010 (the “Form 10-K”) with the Securities and Exchange Commission.  Since the Company’s proxy statement for its 2010 annual meeting of stockholders will be filed after June 1, 2010, we are filing this Amendment to provide the information required by Items 10, 11, 12, 13 and 14 of Part III and to update the information included in Item 15 of Part IV.  Capitalized terms used but not defined herein shall have the meanings set forth in the Form 10-K.  Except as expressly set forth herein, no other amendments are being made to the Form 10-K.

 PART III

Item 10. Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS

The following sets forth certain information with respect to our current directors.  Except as set forth below, none of our directors were selected for election pursuant to any arrangement or understanding, other than with the directors and executive officers of the Company acting within their capacity as such.  There are no family relationships among directors or executive officers of the Company.  Except as set forth below, no directorships are held by any director in a company which has a class of securities registered pursuant to Section 12 of the Exchange Act, or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Steven M. Bathgate, age 55, has been a director of the Company since May 2008.  Since 1996, Mr. Bathgate has been Senior Managing Partner of GVC Capital LLC ("GVC"), formerly known as Bathgate Capital Partners LLC, a FINRA-licensed broker dealer.  Prior to starting GVC, he was the Chairman and Chief Executive Officer of Cohig & Associates, Inc., an NASD member firm specializing in public and private financing for emerging growth companies.  His other previous experience includes employment by Wall Street West, Dain Bosworth, Inc., and the National Association of Securities Dealers, Inc.  He received his B.S. degree in finance from the University of Colorado.  Mr. Bathgate is a director of Omni Bio Pharmaceutical, Inc, a public emerging biopharmaceutical company.  Mr. Bathgate has the Series 7, 24, 27, 63 and 79 securities licenses.  The Board believes that Mr. Bathgate’s experience in the financial services industry and in evaluating acquisitions is valuable to the Company in reviewing potential acquisition candidates and completing an acquisition.

Timothy E. Brog, age 46, has served the Company as a director since July 2007.  Mr. Brog has been the Managing Director of Locksmith Capital Management LLC since September 2007.  Mr. Brog was the Managing Director of E 2 Investment Partners LLC from March 2007 to July 2008. Mr. Brog was President of Pembridge Capital Management LLC and the Portfolio Manager of Pembridge Value Opportunity Fund from June 2004 to September 2007.  Mr. Brog was a Managing Director of The Edward Andrews Group Inc., a boutique investment bank from 1996 to 2007.  From 1989 to 1995, Mr. Brog was a corporate finance and mergers and acquisitions associate of the law firm Skadden, Arps, Slate, Meagher & Flom LLP.  Mr. Brog received a J.D. from Fordham University School of Law in 1989 and a B.A. from Tufts University in 1986.  Mr. Brog is a Director of Eco-Bat Technologies Limited.  The Board believes that Mr. Brog’s legal, investment banking experience and value investment experience are extremely valuable to the Company in sourcing, negotiating and executing an acquisition and position him well to serve as Chairman of the Board.

Gregory Bylinsky, age 43, has served as a director of the Company since June 5, 2009. Mr. Bylinsky has been a Portfolio Manager, Managing Director and Managing Partner of Bandera Partners LLC, a value-oriented hedge fund manager, and Bandera Partners Management LLC, an affiliate general partner entity, since August 2006.  From March 2000 to July 2006, Mr. Bylinsky was a Managing Director and Portfolio Manager of Lime Capital Management, LLC, a hedge fund manager focused on value and special situation investments.  Mr. Bylinsky was a Managing Director at Tower Research Capital LLC from March 1998 to March 2000. From August 1994 to March 1998 Mr. Bylinsky was a litigation attorney at Kaye Scholer LLP. Mr. Bylinsky received a B.A. from Yale College in 1988 and a J.D. from Harvard Law School in 1994.  The Board believes that Mr. Bylinksy’s experience in value and special situation investments will be valuable to the Company in reviewing potential acquisition candidates and completing an acquisition.

Jefferson Gramm, age 34, has served as a director of the Company since June 5, 2009.  Mr. Gramm has been a Portfolio Manager, Managing Director and Managing Partner of Bandera Partners LLC, a value-oriented hedge fund manager, and Bandera Partners Management LLC, an affiliate general partner entity, since August 2006.  From October 2004 to July 2006, Mr. Gramm was a Managing Director of Arklow Capital, LLC, a hedge fund manager focused on distressed and value investments.  He was previously with Mellon HBV from June 2002 through September 2004, most recently serving as a Senior Research Analyst.  Mr. Gramm received an MBA from Columbia University in 2003 and a B.A from the University of Chicago in 1996.  Mr. Gramm’s experience in distressed and value investments are of great value to the Company in reviewing acquisition targets and negotiating and completing an acquisition.

Jeffrey A. Hammer, age 47, has served as a director since August 11, 2008. Mr. Hammer is currently a Managing Director and Co-Head of the Secondary Advisory business at Houlihan Lokey Howard & Zukin. Mr. Hammer joined Houlihan Lokey in March 2009 from Bear Stearns & Co, where he was a Senior Managing Director from June 2004 through December 2008.  During this time, Mr. Hammer served as the Global Head of Origination for the Private Funds Group from June 2007 through December 2009 and the Co-Head of the private equity fund-of-funds and secondary investing unit, Private Equity Advisors, from June 2004 to June 2007.  From April 1999 to May 2004, Mr. Hammer was a Managing Director and Co-Founder of BDC Financial, a Boston-based specialist private equity manager.  During the six-year period prior to BDC’s formation in 1999, Mr. Hammer founded two investment management firms, one backed by AEW Capital Management and the AT&T Master Pension Trust and the other backed by Nomura Securities. Mr. Hammer previously served as a senior executive of a leading online provider of SEC-filed corporate financial information.  Earlier in his career, Mr. Hammer held positions in investment banking at Morgan Stanley & Co. Inc. in New York and Goldman Sachs & Co. in New York and London. Mr. Hammer received an MBA from Harvard University and an AB from Princeton University.  Mr. Hammer is a NASD-licensed Series 7 General Securities Representative, a Series 24 General Securities Principal a Series 63 State Representative and a Series 79 Limited Investment Banking Representative.  Mr. Hammer has substantial experience in sourcing and executing acquisitions, which the Board believes is essential to enable the Company to carry out its acquisition strategy.  Mr. Hammer’s experience positions him well to serve as a director and to fill the critical role of Audit Committee “financial expert”.

Board Leadership Structure and Risk Oversight

Due to the size of the Company, the Board believes it is not necessary to separate the roles of Chairman and Chief Executive Officer of the Company.  However, the Company currently separates these roles.  Timothy Brog serves as Chairman of the Board, while William Neil serves as Chief Financial Officer and Acting Chief Executive Officer of the Company. The Board believes the separation of these roles enables effective oversight of management and provides checks and balances with respect to the decision making process at the Company.

The Board, in conjunction with the Company’s officers, is responsible for considering, identifying and managing material risks to the Company. The audit committee plays a critical role in evaluating and managing internal controls, financial risk exposure and monitoring the activities of the Company’s independent registered public accounting firm. The entire Board also receives updates at each Board meeting regarding any material risks from the Company’s management.

Board Committees and Meetings

During the fiscal year ended January 31, 2010, the Board held 15 meetings. Mr. Brog currently serves as Chairman of the Board.  The Board has a Strategic Committee, an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. Copies of the charters for the Audit, Compensation and Nominating and Corporate Governance Committees can be found on our website, www.peerless.com on the For Investors page, under the Corporate Governance link.  During the fiscal year ended January 31, 2010, each director attended 75% or more of the aggregate meetings of the Board and of the committees on which he served that were held during the period for which he was a director or committee member, respectively.  Each of the directors attended the 2009 annual meeting of stockholders.  The Board’s policy is that each director will make every effort to attend the annual stockholders’ meeting, subject to his business and personal obligations.

Strategic Committee.  The Board of Directors has a Strategic Committee consisting of all of the directors.  Since the sale of substantially all of the Company's assets in April 2008, the Company has shifted its focus from its historical business and to pursuing transactions that would enhance stockholder value.  The Strategic Committee meets once a week with a mergers and acquisitions consultant retained by the Company to advise on the strategic process.  The committee determines the Company's acquisition strategy, recommends and investigates acquisition candidates, discusses market trends, reviews potential transactions and receives status updates on negotiations with potential acquisition candidates.  Notwithstanding the significant amount of time that members of the Board spend on this committee, directors do not receive additional compensation for serving on this committee. During the fiscal year ended January 31, 2010, the committee held 40 meetings.

Audit Committee.  From February 1, 2009 until June, 4, 2009, the Audit Committee consisted of Timothy Brog, Simon James and Steven Pully (Chair).  From June 5, 2009 until May 27, 2010, the Audit Committee consisted of Jeffrey Hammer, Steven Bathgate and Timothy Brog (Chair).  On May 27, 2010, the Nominating Committee of the Board determined that Mr. Brog is no longer independent under the Nasdaq listing standards and applicable SEC laws, rules and regulations and Mr. Brog resigned from the committee accordingly.  Since such date, the committee consists of Messrs Hammer and Bathgate.  The Company expects to appoint an independent director to the committee within the time frame set forth in Nasdaq Listing Rule 5605(c)(4). Each of the current and prior members of the committee has otherwise met the independence and other requirements of the applicable Nasdaq listing standards, SEC rules and our Bylaws for the applicable period served on the committee.  Mr. Hammer meets the definition of an audit committee financial expert, as set forth in Item 407(d)(5) of Regulation S-K and meets the financial sophistication requirements of the Nasdaq listing standards. During the fiscal year ended January 31, 2010, the Audit Committee held five meetings.  The Audit Committee operates pursuant to a written charter adopted by the Board in November 2003.  In accordance with its current charter, the Committee’s responsibilities currently include direct responsibility for the appointment, compensation, retention and oversight of the work of the independent registered public accountant, as well as:

•  reviewing the independence and quality control procedures of the independent registered public accountant and the experience and qualifications of the independent registered public accountant’s senior personnel;

•  meeting with management and the independent registered public accountant in connection with each annual audit to discuss the scope of the audit, the procedures to be followed in the audit and the staffing of the audit;

•  reviewing and discussing with management and the independent registered public accountant: (A) major issues regarding accounting principles and financial statement presentations, including any significant changes in the Company’s selection or application of accounting principles, and major issues as to the adequacy of the Company’s internal controls and any special audit steps adopted in light of material control deficiencies; (B) any analyses prepared by management or the independent registered public accountant setting forth significant financial reporting issues and judgments made in connection with the preparation of the Company’s financial statements, including analyses of the effects of alternative GAAP methods on the Company’s financial statements; and (C) the effect of regulatory and accounting initiatives, as well as off-balance sheet structures, on the Company’s financial statements;

•    reviewing and discussing the annual audited financial statements with management and the independent registered public accountant;

•    reviewing with the independent registered public accountant any problems or difficulties the independent registered public accountant may have encountered during the course of the audit work, including any restrictions on the scope of activities or access to required information or any significant disagreements with management and management’s responses to such matters;

•    discussing with the independent registered public accountant the report that such auditor is required to make to the Committee regarding: (A) all accounting policies and practices to be used that the independent registered public accountant identifies as critical; (B) all alternative treatments within GAAP for policies and practices related to material items that have been discussed among management and the independent registered public accountant, including the ramifications of the use of such alternative disclosures and treatments, and the treatment preferred by the independent registered public accountant; and (C) all other material written communications between the independent registered public accountant and management of the Company, such as any management letter, management representation letter, reports on observations and recommendations on internal controls, independent registered public accountant’s engagement letter, independent registered public accountant’s independence letter, schedule of unadjusted audit differences and a listing of adjustments and reclassifications not recorded, if any;

•    discussing with the independent registered public accountant the matters required to be discussed by Statement on Auditing Standards No. 61, “Communication with Audit Committees,” as then in effect;

•    recommending to the Board that the audited financial statements be included in the Company’s Annual Report;

•    discussing with management and the independent registered public accountant the Company’s earnings press releases (with particular focus on any “pro forma” or “adjusted” non-GAAP information), as well as financial information and earnings guidance provided to analysts and rating agencies;

•    reviewing and approving, if determined, all related party transactions;

•    discussing with management and the independent registered public accountant any correspondence from or with regulators or governmental agencies, any employee complaints or any published reports that raise material issues regarding the Company’s financial statements, financial reporting process or accounting policies;

•    discussing with the Company’s General Counsel or outside counsel any legal matters brought to the Audit Committee’s attention that could reasonably be expected to have a material impact on the Company’s financial statements;

•    discussing with management the Company’s policies with respect to risk assessment and risk management;

•    setting clear hiring policies for employees or former employees of the Company’s independent registered public accountant;

•    establishing procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters;

•    providing the Company with the Audit Committee Report for inclusion in each of the Company’s annual proxy statements; and

•    performing an annual evaluation of the performance of the Committee.

Compensation Committee. From February 1, 2009 until June 5, 2009, the Compensation Committee consisted of Steven Bathgate, Rimmy Malhotra, Steven Pully and Jeffrey Hammer (Chair).  Since June 5, 2009, the Compensation Committee consists of Steven Bathgate, Jefferson Gramm and Jeffrey Hammer (Chair). The responsibilities of the Compensation Committee include oversight, development and administration of the total compensation program for executive officers and other key employees, and oversight of the Company’s incentive and equity plans and other employee benefit plans.  The Compensation Committee reviews, establishes and revises all forms of compensation for officers of the Company, and such other employees of the Company as directed by the Board. During the fiscal year ended January 31, 2010, the Compensation Committee did not hold any meetings.  Each member of the Compensation and Committee is “independent” as required by the applicable Nasdaq listing standards.

Nominating and Corporate Governance Committee. Since June 5, 2010, the Nominating and Corporate Governance Committee consists of Timothy Brog, Steven Bathgate (Chair), Jeffrey Hammer and Gregory Bylinsky.  February 1, 2009 to June 4, 2010, the Nominating and Corporate Governance Committee consisted of Timothy Brog, Jeffrey Hammer and Steven Bathgate (Chair). This Committee develops the policy on the size of the Board, reviews potential candidates for Board membership and nominates persons to serve on the Board.  It is also charged with developing and recommending appropriate corporate governance standards and evaluating the effectiveness of the Board.  During fiscal 2010, the Nominating and Corporate Governance Committee held two meetings.  Each member of the Nominating and Corporate Governance Committee is “independent” as required by the applicable Nasdaq listing standards, other than Mr. Brog.  On May 27, 2010, the Nominating and Corporate Governance Committee determined that Mr. Brog is no longer independent under the Nasdaq listing standards and applicable SEC laws, rules and regulations.  Nasdaq Rule 5605(e)(3) permits one non-independent director to serve on the committee for a period of up to two years if the Board has determined that it is in the best interests of the Company and its stockholders.  The Board has determined that it is in the best interests of the Company and its stockholders for Mr. Brog to serve on the committee due to his legal background, extensive contacts and longtime experience with the Company.

The Committee will consider as potential director nominee candidates recommended by various sources, including the Chief Executive Officer, any member of the Board or any qualifying stockholder of the Company, as discussed below.  The Nominating and Corporate Governance Committee identifies nominees by first evaluating the current members of the Board willing to continue in service.  Current members with qualifications and skills that are consistent with the Nominating and Corporate Governance Committee’s criteria for Board service are re-nominated.  The Committee then, as and to the extent it deems advisable, seeks to identify potential director nominees to fill any vacancies.  The Nominating and Corporate Governance Committee may seek input from members of the Board and senior management in connection with this search as well as hire a search firm if deemed appropriate by the Nominating and Corporate Governance Committee.  Potential director nominees will be initially reviewed by the Chairman of the Nominating and Corporate Governance Committee, or in the Chairman’s absence, any member of the Nominating and Corporate Governance Committee delegated to initially review director candidates.  The reviewing Nominating and Corporate Governance Committee member will then make an initial determination in his or her own independent business judgment as to the qualification and fit of such director candidate(s) based on the criteria set forth below.  If the reviewing Nominating and Corporate Governance Committee member determines that it is appropriate to proceed, the Chief Executive Officer and at least one member of the Nominating and Corporate Governance Committee will interview the prospective director candidate(s) (the full Nominating and Corporate Governance Committee may, in its discretion, conduct interviews as schedules permit).

There are no specific minimum qualifications for persons nominated to the Board; however, as stated in the Company’s corporate governance guidelines, the factors to be considered in nominating candidates for Board membership include, but are not limited to:

•    the candidate’s ability and willingness to commit adequate time to Board and committee matters;

•    the fit of the candidate’s skills and personality with those of other directors and potential directors in building a Board that is effective, collegial and responsive to the needs of the Company;

•    the candidate’s personal and professional integrity, ethics and values;

•    the candidate’s experience in corporate management, such as serving as an officer or former officer of a publicly held company;

•    the candidate’s experience in the Company’s industry and with relevant social policy concerns;

•    the candidate’s experience as a board member of another publicly held company;

•    whether the candidate would be “independent” under applicable standards;

•    whether the candidate has practical and mature business judgment; and

•    the candidate’s academic expertise in an area of the Company’s operations.

The Company’s Bylaws set forth certain requirements for stockholders wishing to nominate director candidates directly for consideration by the stockholders. See “Voting Rights and Outstanding Shares - Procedures for Stockholder Nominations” above.

Stockholder Communications with the Board

Stockholders may communicate with our Board members by written mail addressed to the Chairman of the Board, care of Chief Executive Officer, Peerless Systems Corporation, 2361 Rosecrans Avenue, Suite 440, El Segundo, CA 90245. Stockholders are encouraged to include proof of ownership of the Company’s stock in such communications.  The Chief Executive Officer will forward all communications to the Chairman of the Board.

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to our non-employee directors for their services in fiscal 2010.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)

Timothy E. Brog	302,525(2)	131,500	106,200(6)	540,225
Steven M. Bathgate	74,774	19,500	28,238(4)(7)	122,512
Jeffrey A. Hammer	82,774	19,500	19,500(4)	121,774
Gregory Bylinsky	35,921	58,500	—	94,421
Jefferson Gramm	35,921	58,500	—	94,421
Simon P. James(3)	57,305	—	23,700(5)	81,005
R. Rimmy Malhotra(3)	59,329	—	23,700(5)	83,029
Steven J. Pully(3)	62,280	—	23,700(5)	85,980

(1) The amounts reflects the fair value of such stock options awards as of the applicable grant date, computed in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”). The grant date fair value of the stock awards is based on the fair market value of the underlying shares on the date of grant. See Note 6 to the Company's audited financial statements for the fiscal year ended January 31, 2010, included in the Company's 2010 Annual Report on Form 10-K, for a discussion of the relevant assumptions used in calculating grant date fair value.

(2) Includes a bonus of $200,000 paid on September 16, 2009 for his efforts with respect to certain specific functions performed for the Company. Excludes a bonus of $340,000 paid on April 27, 2010 with respect to his efforts relating to the Company’s investment in Highbury Finanical, Inc.

(3) Messrs. James, Malhotra and Pully did not stand for election as directors at the Company’s 2009 annual meeting of stockholders.  Their terms ended on June 5, 2009.  Compensation for each such person includes $25,000 and 10,000 shares of common stock granted pursuant to the consulting agreements, dated August 6, 2009, described below.

(4) Represents value of restricted shares of common stock granted to such director.

(5) Represents value of common stock granted to such former directors pursuant to the consulting agreements, dated August 6, 2009, described below.

(6)  Represents the value of 20,000 restricted shares of common stock granted on June 5, 2009 and 30,000 shares of common stock granted on September 15, 2009.  Includes 10,000 shares of restricted common stock issued to Mr. Brog which should have been issued on the date of the 2008 annual meeting of stockholders.

(7)  Includes 4,481 shares of restricted common stock issued to Mr. Bathgate which should have been issued on the date of the 2008 annual meeting of stockholders.

Each non-employee director of the Company receives a $35,000 yearly retainer, $2,000 for each in-person Board meeting attended, $1,000 for each telephonic Board meeting attended, up to $2,000 for travel to attend a meeting, and $1,000 for each in-person committee meeting attended and $500 for each telephonic committee meeting attended.  The Chairman of the Board receives an additional yearly retainer of $15,000. The Chairman of the Audit Committee and members of the Audit Committee each receive additional yearly retainers of $10,000 and $5,000, respectively, for their committee service. The Chairman of the Compensation Committee and Chairman of the Nominating and Corporate Governance Committee each receive yearly retainers of $5,000 for their committee service.  From time to time, the Board may grant bonuses to its members for specific functions and responsibilities that fall outside the traditional responsibilities of a director.

All directors are reimbursed for expenses incurred in connection with service on the Board and committees.  Following the termination of their service with the Company, the Company entered into consulting agreements, dated August 6, 2009, with each of Messrs. James, Malhotra and Pully.  Pursuant to these agreements, each of these directors agreed to provide consulting services to the Company for a one year period and received $25,000 in cash and 10,000 shares of common stock.

Pursuant to our 2005 Plan, each non-employee director automatically receives options to purchase 30,000 shares of our Common Stock in connection with his initial election to the Board and automatically receives options to purchase 10,000 shares of our Common Stock on the date of each annual stockholder meeting at which he is re-elected.  Options for non-employee directors generally vest at a rate of 25% on the first anniversary of the date of grant and 1/36th of the shares subject to the option vest each month thereafter for the following three years at an exercise price equal to fair market value on the date of grant.  Each director automatically receives 10,000 restricted shares of our Common Stock on the date of each annual stockholder meeting at which he is re-elected in addition to the automatic grant of options to purchase 10,000 shares of our Common Stock.  On June 5, 2009, the date of our 2009 annual meeting, each of Messrs Brog, Bathgate and Hammer were granted options to purchase 10,000 shares of Common Stock with an exercise price of $1.95 per share and 10,000, 14,481 and 10,000 restricted shares of Common Stock.  Mr. Brog was also issued 10,000 restricted shares of Common Stock which should have been issued on the date of the 2008 annual meeting of stockholders. On the same date, Messrs. Bylinsky and Gramm were granted options to purchase 30,000 shares of Common Stock, with an exercise price of $1.95 per share.  Mr. Brog was also granted options to purchase 50,000 shares of Common Stock with an exercise price of $2.24 on September 15, 2009.

EXECUTIVE OFFICERS

The following sets forth information with respect to the Company’s executive officers as of May 19, 2010.

Name	Age	Position
William R. Neil	60	Chief Financial Officer and Acting Chief Executive Officer
Edward M. Gaughan	41	President

No officer has any arrangement or understanding with any other person(s) pursuant to which he was selected as an officer. The biographies below contain the term that each executive officer has served in such capacity.

William R. Neil has served as our Chief Financial Officer since June 2008 and was appointed Acting Chief Executive Officer September 2008. From June 2006 to June 2008,  Mr. Neil served as an advisor to the Company’s Vice President of Finance and to the President. Prior to serving as advisor, Mr. Neil was the Vice President of Finance and Chief Financial Officer of the Company from August 2000 to June 2006 and assumed the office of Secretary from June 2004 through June 2005. In this capacity, he oversaw and directed all financial planning, reporting, accounting and audit activities. He also managed the Contract Manufacturing, Information Technology and Human Resources departments. From February 1998 to July 2000, Mr. Neil served as our Corporate Controller. From September 1996 through July 1997, Mr. Neil served as Vice President and Chief Financial Officer for Interactive Medical Technologies, Ltd., a provider of non-radioactive diagnostic products and laboratory analysis for studying the effects of experimental drugs and surgical procedures on regional blood flow. Prior to that time, he served as Senior Vice President and Chief Financial Officer for Perceptronics, Inc., a developer of training and simulation devices, artificial intelligence command and control programs for the Department of Defense, and Vice President and Chief Financial Officer for Clifford Electronics, Inc., a manufacturer and distributor of auto alarm systems. Mr. Neil obtained his certification as a public accountant in the State of California during his tenure at Arthur Andersen & Co. Mr. Neil received a B.S. from California State University, Northridge.  The Board believes that Mr. Neil’s long history with the Company and extensive financial experience position him well to serve as Chief Financial Officer and Interim Chief Executive Officer of the Company.

Edward M. Gaughan has served as our President since December 2008. Prior to December 2008 Mr. Gaughan served Vice President of Sales and Marketing since August 2005, and has been Vice President, Sales & Special Assistant to the CEO since June 2004. Between June 2002 and May 2004, Mr. Gaughan was Co-Founder and Vice President of Impact Marketing, Inc., a consulting company for channel program development and business development. He was responsible for providing sales, marketing and new business development strategies to office solutions providers. Also, beginning in June 2002, Mr. Gaughan provided consulting services to the Company as an independent contractor, assisting with product and corporate positioning, collateral and sales tool development and delivery of Web-based training. From December 2000 to May 2002, he served as Vice President of Sales and Business Development at T/R Systems, Inc., a Nasdaq listed company that develops solutions for the management and production of digital documents. There, he managed and developed OEM account managers and the field sales team, including product positioning and implementing strategies to generate new business. From January 1994 until December 2000, he worked for Electronics for Imaging, Inc., a Nasdaq digital imaging and print management company, most recently serving as Director of Sales and Product Marketing.  The Board believes that Mr. Gaughan’s extensive sale experience and client relationships are valuable to the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company registered pursuant to Section 12 of the Exchange Act. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. The information contained in this paragraph regarding compliance with Section 16(a) is based solely on a review of the copies of such reports filed with the SEC and signed statements provided to the Company by the executive officers, directors and 10% stockholders.  The Form 4 filed by Mr. Brog with respect to options received on September 15, 2009 was inadvertently filed on October 2, 2010. The Company otherwise believes that, during the fiscal year ended January 31, 2010, all of the executive officers, directors and 10% stockholders timely complied with all applicable Section 16(a) filing requirements.

CODE OF BUSINESS CONDUCT AND ETHICS

The Company has adopted a Code of Business Conduct and Ethics that applies to the Company’s officers, directors and employees. Our Code of Business Conduct and Ethics, as applied to our Chief Executive Officer, senior financial officers, principal accounting officer, controller and other senior financial officers, if any, is intended to comply with the requirements of Section 406 of the Sarbanes-Oxley Act. A copy of our Code of Business Conduct and Ethics is available on the Company’s website at   www.peerless.com.  In addition, a copy of the Code of Business Conduct and Ethics will be provided without charge upon request to the Company. The Company intends to timely disclose any amendments to or waivers of certain provisions of our Code of Business Conduct and Ethics applicable to our Chief Executive Officer, senior financial officers, principal accounting officer, controller and other senior financial officers, if any, on our website at www.peerless.com within four business days or as otherwise required by the SEC or Nasdaq.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the following officers (the “Named Executive Officers”) for the fiscal year ended January 31, 2010.

Name and Principal Position		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)(1)	Total ($)
William R. Neil	2010	225,000	30,000	—	—	—	—	14,856	269,856
Chief Financial Officer and Acting Chief Executive Officer	2009	117,404	—	—	—	—	—	9,815	127,219
Edward M. Gaughan	2010	200,000	104,315	—	—	—	—	13,189	317,504
President and Vice President, Sales	2009	200,000	105,000	—	19,649	—	—	85,596	410,245

(1)
Certain of the Company's executive officers receive personal benefits in addition to salary and cash bonuses, including, but not limited to, accrued health insurance, non-qualified stock option exercise, and paid vacation.

The amount shown in column (i) for "All Other Compensation" in the above table consists of the following:

	Year	Mr. Neil	Mr. Gaughan
Employer 401K Contribution	2010	2,000	2,000
	2009	—	—
Commissions	2010	—	26,815
	2009	—	85,596
Paid Vacation	2010	—	—
	2009	—	—
Commuting Expense	2010	12,856	—
	2009	9,815	—
Total	2010	14,856	28,815
	2009	9,815	85,596

Narrative to Summary Compensation Table

Employment Agreements

Employment Agreement with William R. Neil

William Neil became the Company’s Chief Financial Officer effective July 12, 2008. The parties entered into an employment agreement, dated as of May 21, 2009, which Mr. Neil receives an annual salary of $250,000. In addition, Mr. Neil is eligible to receive retention bonuses of a maximum aggregate amount of $20,000 through February 1, 2011. Mr. Neil is also entitled to participate in the Company’s medical insurance, retirement and other benefit plans and will receive severance payments, including a lump sum payment of $25,000 and monthly consulting payments of $2,100 for 36 months, under certain circumstances upon termination of his employment with the Company.  Beginning on January 24, 2010, Mr. Neil reduced his schedule to 3 days per week and receives 60% of his annual salary.

Employment Agreements with Edward M. Gaughan

On May 11, 2010, the Company amended and restated its employment agreement with Mr. Gaughan, its President and Vice President/Head of Sales.  Pursuant to the amendment, Mr. Gaughan receives a salary of $200,000 per year and is entitled to participate in the Company’s medical insurance, retirement and other benefit plans.   He is also entitled to receive retention bonuses of $40,000 and $100,000 if he is an employee in good standing on May 31, 2010 and July 15, 2010, respectively.  Mr. Gaughan’s employment is at will, provided that if the Company terminates him without Cause (as defined in the Agreement) prior to the payment of the retention payments, the Company is required to make such payments to him.  The $100,000 payment is conditioned upon Mr. Gaughan’s execution and delivery of a release to the Company.  Mr. Gaughan is also entitled to a $40,000 bonus if he meets a performance targets with respect to a new customer agreement, as well as 20% of the net payment to the Company pursuant to the customer agreement in excess of the performance target.

The Company was previously party to an employment agreement, dated December 10, 2008, with Mr. Gaughan. Pursuant to the agreement, Mr. Gaughan received an annual salary of $200,000 and is entitled to participate in the Company’s medical insurance, retirement and other benefit plans and was entitled to receive severance payments, including a lump sum payment equal to nine months base salary, under certain circumstances upon termination of his employment with the Company. Mr. Gaughan was entitled to retention bonuses of $17,500, $10,000, $25,000 and $40,000 if he remained an employee of the Company in good standing as of January 31, 2009, March 31, 2009 August 31, 2009 and May 31, 2010, respectively. All of such bonuses were paid on the applicable dates.  The agreement also provided for a performance achievement bonus of $25,000 on August 31, 2009 if Mr. Gaughan was an employee in good standing and revenue from operations for the six months ending January 31, 2009 exceeded $4.5 million, and another performance achievement bonus of $12,500 upon the Company’s receipt of $2 million in escrowed funds from the KMC transaction. These performance achievement bonuses were paid on August 31, 2009 and June 15, 2009, respectively.

Finally, if Mr. Gaughan remained employed by the Company in good standing, he was entitled to receive incentive compensation of (i) $0.0065 per dollar of revenue actually received by Company if the Company achieved revenue of $6.65 million or greater in the first six months of fiscal year 2009, (ii) $0.007 per dollar of revenue actually received by Company, if Company achieved revenue of $3.85 million or greater in the second six months of fiscal year 2009, and (iii) incentive compensation of 5% and 10% of all amounts actually received by the Company on new business revenue (less costs) generated by Mr. Gaughan from a new division of an existing customer and new business revenue, respectively. Mr. Gaughan did not receive any such incentive compensation as the revenue targets were not met.

Indemnification Agreements

In addition, the Company has entered into indemnification agreements with its executive officers that may require the Company to indemnify such officers against liabilities that may arise by reason of the officers’ status or service.

Employee Benefit Plans

The purpose of the 2005 Plan is to provide additional incentive for directors, key employees and consultants to further the growth, development and financial success of the Company and its subsidiaries by personally benefiting through the ownership of the Company's Common Stock, or other rights which recognize such growth, development and financial success. The 2005 Plan is administered by the Compensation Committee. The 2005 Plan provides that the administrator may grant or issue stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, dividend equivalents, performance awards and stock payments, or any combination thereof. Awards granted under the 2005 Plan generally may not be transferred other than by will or the laws of descent and distribution or, subject to the consent of the administrator of the 2005 Plan, pursuant to a domestic relations order. The applicable award agreement will contain the period during which the right to exercise the award in whole or in part vests. At any time after the grant of an award, the administrator may accelerate the period during which the award vests. Generally, an option may only be exercised while the grantee remains our employee, director or consultant or for a specified period of time following the participant's termination of employment, directorship or the consulting relationship.  During the year ended January 31, 2010, 36,750 shares were issued upon the exercise of options by employees or consultants and 155,000 options to acquire common stock were granted to employees and directors.

Risks Arising from Employee Compensation Policies

The Company does not believe that there are any material risks arising from the Company’s compensation policies and practices for its employees.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding equity-based awards held by each of the Named Executive Officers as of January 31, 2010.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
William R. Neil	100,000 3,750 57,800 20,000 75,000	— — — — — —	— — — — — —	1.625 1.344 0.60 1.22 1.33	8/4/2010 8/22/2010 4/11/2011 3/20/2012 9/30/2014
Edward M. Gaughan	86,000 7,500 17,500	— 7,500 17,500	— 7,500 17,500	1.28 2.43 2.34	6/1/2014 2/12/2017 4/9/2017

Option Exercises and Stock Vested

There were no exercises of stock options or stock awards vested for the Company’s Named Executive Officers during fiscal 2010.

Potential Payments Upon Termination Or Change In Control

The potential payments upon termination or change in control are governed by the Named Executive Officers' employment agreements.  The 2005 Plan generally provides that awards are exercisable only while the holder is an employee, consultant or independent director, provided however that the Compensation Committee, in its sole discretion, may provide for the award to be exercisable for a period of time following termination.  Until May 11, 2010, the Company was party to a change in control severance agreement with Mr. Gaughan, described below.

Potential Payments for Mr. Gaughan

Under his amended and restated employment agreement, dated May 11, 2010, Mr. Gaughan is entitled to a payment of $140,000 if he is terminated without Cause (as defined in his employment agreement) on or before July 15, 2010.  From and after July 15, 2010, Mr. Gaughan’s employment is at will and he is not entitled to any payments upon termination or change in control.

The Company was party to a change in control severance agreement with Mr. Gaughan which terminated in connection with the amendment of Mr. Gaughan’s employment contract on May 11, 2010. The change in control severance agreement provided Mr. Gaughan  (the “executive”) with enhanced benefits in the case of a change in control if: (i) the executive was terminated within 18 months following the change in control, other than for "cause" (as defined), or  the executive terminated his employment for "good reason" (as defined) within 18 months following the change in control or (ii) such change in control was consummated (A) with a party with whom the Company has entered into a non-disclosure agreement for the purpose of consummating a change in control transaction while the executive was employed by the Company and (B) within one (1) year following the termination of the executive’s employment by the Company without "cause" (as defined). Upon such events, the executive was entitled to severance compensation and benefits, including those set forth below.

•    A lump sum payment equal to one times base salary.

•    A lump sum payment equal to one times bonus at expected value.

•    Full vesting of unvested stock options.

•    Continued medical and dental insurance benefits substantially similar to those provided to the executive and his eligible family members for one year.

As used in the change in control severance agreement, "cause" means:

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

•    willful breach by the executive of his fiduciary duty to the Company which results in economic or other injury to the Company; or

•    willful and material breach of the executive's confidentiality and non-solicitation covenants.

The Company was required to provide written notice to the executive of its determination that "cause" exists and give the executive an opportunity to cure such cause and to have the matter heard by the Board.

As used in the change in control severance agreement, "good reason" means:

•    the assignment to the executive of any duties materially inconsistent with the executive's position, authority, duties and responsibilities;

•    reduction in the executive's salary or targeted bonus opportunity;

•    relocation of the Company's offices to more than 30 miles from the prior location;

•    the Company's failure to obtain a satisfactory agreement from any successor to assume and agree to perform the agreement; or

•    the Company's failure to cure a material breach of its obligations under the agreement.

Under the change in control severance agreement, a "change in control" means:

•    the acquisition by any person of 50% of more of the combined voting power of the Company's then outstanding securities;

•    a change, during any period of two consecutive years, in a majority or more of the Board, if the new members have not been approved by at least two-thirds of the incumbent Board;

•   the consummation by the Company of a merger, consolidation, reorganization or business combination of the Company, a sale of all or substantially all of the Company's assets or the acquisition of assets or stock of another entity, in each case other than a transaction in which the voting securities of the Company immediately prior thereto continue to represent at least 50% of the combined voting power of the outstanding securities of the surviving entity; or

•    a liquidation or dissolution of the Company.

If any payment or distribution to or for the benefit of the executive (whether paid or payable or distributed or distributable) pursuant to the terms of the agreements or otherwise would constitute a “parachute payment” within the meaning of Section 280G of the Internal Revenue Code the payments would have been be reduced to the extent necessary so that no portion of the payments are subject to an excise tax, but only if, by reason of such reduction, the net after-tax benefit to the executive exceeds the net after-tax benefit to the executive if no reduction was made.

Pursuant to the 2005 Plan, in the event of a change in control, each outstanding award shall be assumed or an equivalent award substituted by the successor corporation or a parent or subsidiary of the successor corporation. If the successor corporation refused to assume or substitute for the award, the Committee can cause any or all of such awards to become fully exercisable immediately prior to the consummation of the transaction. If the Committee caused the awards to become fully vested, such awards are exercisable for 15 days from such notice and will terminate upon the expiration of the 15-day period.

The following table shows the potential payments upon termination or a change in control of the Company for the current Named Executive Officers assuming their employment was terminated on January 31, 2010, and assuming that the change in control occurred at January 31, 2010.  These disclosed amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the Named Executive Officers, which would only be known at the time they become eligible for such payments.

Name	Termination With Cause (1) ($)	Termination Without Cause (1) (2) ($)	Change in Control ($)	Death (1) ($)	Disability (1) ($)
William R. Neil	12,842	129,672	129,672	129,672	129,672
Edward M. Gaughan	62,017	227,287	62,017	227,287	62,017

(1)
Excludes the value of vested options and accelerated unvested options as of January 31, 2010, calculated by multiplying the number of underlying vested options and accelerated unvested options by the difference between the exercise price and the closing price of one share of  common stock on January 31, 2010 ($2.56).

(2)
Mr. Gaughan’s employment agreement was amended and restated on May 11, 2010. Under the amended agreement, he is entitled to a payment of $140,000 if his employment is terminated without cause prior to July 15, 2010.  He is not entitled to any other termination or change in control payment.

Name	Aggregate Vested Value ($)	Aggregate Accelerated Unvested Value (Change in Control) ($)
William R. Neil	327,120	—
Edward M. Gaughan	114,905	119,730

 The table below reflects the estimate of the payments and benefits that each current Named Executive Officer would receive assuming such Named Executive Officer's employment was terminated without "cause" on January 31, 2010. These disclosed amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the Named Executive Officers, which would only be known at the time they become eligible for such payments.

Name	Base Salary ($)	Bonus ($)	Vacation Payout ($)	Other ($)	Medical Benefits Continuation ($)
William R. Neil	2,596	—	10,943	—	16,230
Edward M. Gaughan (1)	3,846	—	58,171	—	15,270

(1)
Mr. Gaughan’s employment agreement was amended and restated on May 11, 2010. Under the amended agreement, he is entitled to a payment of $140,000 if his employment is terminated without cause prior to July 15, 2010.  His change in control agreement was terminated as of such date, and he is not entitled to any other termination or change in control payment.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Messrs. Bathgate, Gramm and Hammer (Chair).  From January 1, 2009 until June 5, 2009, the Committee consisted of Steven Bathgate, Rimmy Malhotra, Steven Pully and Jeffrey Hammer (Chair). No person who was a member of the Compensation Committee during fiscal 2010 served as one of the Company’s officers or employees while he was on the committee. None of the executive officers serves as a member of the board of directors or compensation committee of any other company that has one or more executive officers serving as a member of our Board or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our Common Stock as of May 19, 2010 by: (i) each director; (ii) each of the Named Executive Officers (as defined in the Summary Compensation Table in Item 11 herein); (iii) all executive officers, directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of the outstanding Common Stock.

Name and Address of Beneficial Owner	Shares of Common Stock	Right to Acquire Beneficial Ownership Within 60 Days	Total	Percent of Total
Directors and
Named Executive Officers
Steven M. Bathgate(1)	437,481	20,106	457,587	2.9%
Timothy E. Brog (4)	203,700	109,988	313,688	1.9%
Gregory Bylinsky(2)	3,599,320	16,250	3,615,570	22.5%
Edward M. Gaughan	—	123,500	123,500	*
Jefferson Gramm(2)	3,599,320	16,250	3,615,570	22.5%
Jeffrey A. Hammer(5)	20,000	17,083	37,083	*
William R. Neil	—	256,550	256,550	1.6%
All directors and executive officers as a group(7 persons)(1)(2)(4)(5)	4,260,501	543,477	4,803,978	29.0%
5% Beneficial Holders
Bandera Partners (2) 26 Broadway, Suite 1607 New York, New York 10004	3,599,320	16,250,	3,615, 570	22.5%
Renaissance Technologies, LLC (3) 800 Third Avenue New York, NY 10022	880,700	—	880,700	5.5%

*      Represents beneficial ownership of less than 1%.

This table is based upon information supplied to the Company by officers, directors and Schedules 13D and 13G and Forms 3, 4 and 5 if any, filed by principal stockholders with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws, where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 16,019,496 shares of Common Stock outstanding on May 19, 2010, adjusted as required by rules promulgated by the SEC. Under Rule 13d-3 of the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, a person shares the power to vote or the power to dispose of the shares). In addition, under Rule 13d-3(d)(1) of the Exchange Act, shares which the person (or group) has the right to acquire within 60 days after May 19, 2010, are deemed to be outstanding in calculating the beneficial ownership and the percentage ownership of the person (or group) but are not deemed to be outstanding as to any other person or group. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership of voting power with respect to the number of shares of Common Stock actually outstanding at May 19, 2010. The address of each of our directors and executive officers is 2361 Rosecrans Avenue, Suite 440, El Segundo, CA 90245.

(1)  Includes 300,000 shares held by Mr. Bathgate’s wife, 40,000 shares held by Bathgate Family Partnership Ltd., and 43,000 shares held by Mr. Bathgate’s adult children residing with him. Mr. Bathgate disclaims beneficial ownership of these shares.  Includes 14,481 shares of restricted stock.  Also includes 20,106 options to acquire common stock that will vest within 60 days of May 19, 2010.

(2)  Based on a Schedule 13D filed by Bandera Partners on May 5, 2009, Bandera Master Fund L.P. owns 3,599,320 shares of common stock. Bandera Partners, the investment manager of Bandera Master Fund and Gregory Bylinsky and Jefferson Gramm, Managing Partners, Managing Directors and Portfolio Managers of Bandera Partners, may be deemed to beneficially own such shares.  Includes 8,125 options to acquire common stock granted to each of Messrs. Gramm and Bylinsky which vest within 60 days of May 19, 2010.

(3)   Based upon a Schedule 13G/A filed on February 12, 2010, Renaissance Technologies, LLC and James Simons report that they own 880,700 shares.

(4)  Includes 20,000 shares of restricted stock.  Also includes 109,188 options to acquire common stock that will vest within 60 days of May 19, 2010.

(5)  Includes 10,000 shares of restricted stock.  Also includes 17,083 options to acquire common stock that will vest within 60 days of May 19, 2010.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth the securities authorized for issuance under the Company’s Equity Compensation Plans as of January 31, 2010.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column
Equity compensation plans approved by security holders	948,000	$1.93	607,000
Equity compensation plans not approved by security holders	—	—	—
Total	948,000	$1.93	607,000

Item 13. Certain Relationships and Related Transactions, and Director Independence

POLICY REGARDING RELATED PERSON TRANSACTIONS

The Board has adopted a written policy which requires the Audit Committee to review and approve or ratify any transaction (a "related person transaction") in which the Company was, or is to be, a participant and in which any director, executive officer, nominee for director or beneficial owner of more than 5% of the outstanding shares of Common Stock of the Company, or any immediate family member of any such person, has a direct or indirect material interest. The policy requires the following:

•    the Audit Committee shall review any proposed agreement or arrangement relating to a related person transaction or series of related person transactions, and any proposed amendment to any such agreement or arrangement;

•    the Audit Committee shall establish standards for determining whether the transactions covered by such proposed agreement or arrangement, are on terms no less favorable to the Company than could be obtained from an unrelated third party ("fair to the Company");

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

Except as set forth herein, the Company had no related party transactions in an amount exceeding $120,000 since February 1, 2009. The Audit Committee reviews and approves or ratifies all related person transactions in accordance with the procedures set forth above, as the same may be amended from time to time.  The Company believes that all related person transactions currently are on terms no less favorable to the Company than could be obtained from an unaffiliated third party.

Majority Independence of the Board

The Company’s Bylaws require that a majority of the Company’s directors meet the requirements for independence set forth under applicable securities laws, including the Exchange Act, applicable rules and regulations of the SEC and applicable rules and regulations of Nasdaq, subject to certain hardship exceptions.  Each of Messrs. Bathgate, Bylinsky, Gramm and Hammer is independent under the Nasdaq listing standards and applicable SEC laws, rules and regulations, constituting a majority of the Board.  On May 27, 2010, the Nominating Committee of the Board determined that Mr. Brog is no longer independent under the Nasdaq listing standards and applicable SEC laws, rules and regulations.  Information regarding the independence of the Board committees is incorporated herein by reference from Item 11 above.

Item 14. Principal Accountant Fees and Services

FEES PAID TO INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The fees billed by Ernst & Young LLP, our independent registered public accountants during or with respect to the fiscal years ended January 31, 2010 and January 31, 2009 were as follows:

Audit Fees. The aggregate fees billed for professional services rendered totaled approximately $175,000 in 2010 and approximately $246,000 in 2009, including fees associated with the annual audit, the reviews of documents filed with the SEC, and the reviews of the Company’s quarterly reports on Form 10-Q.

Audit-Related Fees. The aggregate fees billed for services rendered for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements totaled approximately $0 in 2010 and approximately $27,000 in 2009. Audit-related services principally include accounting consultations and advisory services related to corporate governance and the Sarbanes-Oxley Act.

Tax Fees. The aggregate fees billed for tax compliance, tax advice and tax planning were approximately $138,000 in 2010 and $162,000 in 2009.

All Other Fees. No other fees were paid to the Company’s independent registered public accountants in fiscal 2010 or 2009.

The Audit Committee has reviewed the non-audit services provided by Ernst & Young LLP and determined that the provisions of these services during fiscal years 2010 and 2009 are compatible with maintaining Ernst & Young LLP’s independence.

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

During fiscal 2009 and 2010, each new engagement of Ernst & Young LLP was approved in advance by our Audit Committee, and none of those engagements made use of the de minims exception to pre-approval contained in the SEC’s rules.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Section (c) of  Item 15 of the Form 10-K is hereby amended and restated in its entirely as follows:

(c) Exhibits:

     The following exhibits are filed as part of, or incorporated by reference into, this Amendment:

Exhibit Number

3.1(1)	Certificate of Incorporation of the Company.

3.2(18)	Amended Bylaws.

4.1	Instruments defining the rights of security holders. Reference is made to Exhibits 3.1 and 3.2.

10.1(5)(2)	1996 Equity Incentive Plan, as amended and form of stock option agreements there under.

10.2(6)(2)	1996 Employee Stock Purchase Plan, as amended.

10.3(2)(7)	Form of Indemnification Agreement, effective as of March 12, 2001.

10.4(3)(8)	Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and the Company effective as of July 23, 1999.

10.5(3)(8)	Master Technology License Agreement dated January 16, 2000 between Konica Corporation and Peerless Systems Corporation.

10.6(8)	Master Technology License Agreement dated April 1, 1997 between Kyocera Corporation and Peerless Systems Corporation.
10.7(3)(8)	Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc.

10.8(8)	Master Technology License Agreement dated April 1, 2000 between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc.

10.9(3)(8)	Nest Office SDK Development and Reseller Agreement Statement of Work 8 to BDA No. N-A-1 between and Novell, Inc. and Peerless Systems Networking effective as of August 17, 1999.

Exhibit Number

10.10(3)(8)	Amendment No. 1 to Nest Office SDK Development and Reseller Agreement Statement of Work 8 to BDA No. N-A-1 between and Novell, Inc. and Peerless Systems Networking effective as of August 17, 1999.

10.11(8)	Business Development Agreement by and between Novell and Auco, Inc effective as of September 6, 1996.

10.12(9)	Amendment No. 3 to Postscript Software Development Agreement by and between Adobe Systems Incorporated and the Company dated October 25, 2002.

10.13(3)(10)	Amendment No. 4 to the Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of July 31, 2003.

10.14(3)(10)	Amendment No. 10 to the Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of July 31, 2003.

10.15(3)(11)	Amendment No. 5 to Licensed System Addendum No. 4 between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated February 1, 2002.

10.16(3)(11)	Amendment No. 8 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of September 30, 2003.

10.17(3)(11)	Amendment No. 9 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of September 15, 2003.

10.18(3)(11)	Amendment No. 12 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of September 22, 2003.

10.19(12)	Amendment No. 5 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of December 16, 2003.

10.20(12)	Amendment No. 6 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of July 31, 2002.

10.21(12)	Amendment No. 7 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of May 22, 2003.

10.22(12)	Amendment No. 11 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of February 9, 2004.

10.23(12)	Amendment No. 14 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of December 16, 2003.

10.24(12)	Amendment No. 15 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 6, 2004.

Exhibit Number

10.25(13)	Amendment No. 16 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 6, 2004.

10.26(13)	Amendment No. 19 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of April 1, 2004.

10.27(14)	Amendment No. 17 to the Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, Effective as of 15 October, 2004.

10.28(13)	Silicon Valley Bank Loan and Security Agreement between Silicon Valley Bank and Peerless Systems Corporation dated October 27, 2004.

10.29(27)	Amendment No. 18 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 1, 2005.

10.30(15)	Peerless Systems Corporation 2005 Incentive Award Plan.

10.31(15)	Amendment No. 23 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of January 1, 2005.

10.32(15)	Peerless Systems Corporation Amended and Restated Transaction Incentive Plan.

10.33(16)	Amendment No. 22 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of October 14, 2005.

10.34(16)	Amendment No. 24 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of October 14, 2005.

10.35(16)	Amendment No. 26 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of October 13, 2005.

10.36(16)	Amendment No. 27 to the PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and Peerless Systems Corporation, effective as of November 1, 2005.
10.37(28)	Letter dated December 7, 2006 from Adobe Systems Incorporated to Peerless Systems Corporation extending the term of PostScript Software Development License and Sublicense Agreement.

10.38(17)	Letter dated June 28, 2007 from Adobe Systems Incorporated to Peerless Systems Corporation extending the term of the PostScript Software Development License and Sublicense Agreement.

10.39(18)(2)	Asset Purchase Agreement by and between Kyocera-Mita Corporation and Peerless Systems Corporation, dated as of January 9, 2008.

10.40(21)	Amendment No. 30 to PostScript Software Development License and Sublicense Agreement dated July 23, 1999, as amended.

Exhibit Number

10.41(23)	Form of Consulting Agreements.

10.42(23)	Form of 2005 Incentive Award Plan Restricted Stock Award Agreement.

10.43(24)	Nomination Agreement, dated May 14, 2009, between Peerless Systems Corporation and Bandera Partners LLC, Bandera Master Fund L.P., Gregory Bylinsky and Jefferson Gramm.

10.44(25)	Employment Agreement between Peerless Systems Corporation and William Neil dated May 26, 2009.

10.45(26)	Agreement, dated December 18, 2009, between Peerless Systems Corporation, Timothy Brog and Highbury Financial, Inc.

21(19)	Registrant’s Wholly-Owned Subsidiaries.

23.1(19)	Consent of Independent Registered Public Accounting Firm.

24.1 (19)	Power of Attorney. Reference is made to the signature page to this Annual Report on Form 10-K.

31.1 (22)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(22)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed in the Company’s Registration Statement on Form S-1 (File No. 333-09357), as amended and incorporated herein by reference.

(2)	Management contract or compensatory plan or arrangement.

(3)	Subject to a Confidential Treatment Order.

(4)	Previously filed in the Company’s Current Report on Form 8-K, filed October 13, 1999, and incorporated herein by reference.

(5)	Previously filed in the Company’s Registration Statement on Form S-8 (File No. 333-73562), filed November 16, 2001, and incorporated herein by reference.

(6)	Previously filed in the Company’s Registration Statement on Form S-8 (File No. 333-57362), filed March 21, 2001, and incorporated herein by reference.

(7)	Previously filed in the Company’s Amendment No. 4 to its Registration Statement on Form S-3 (File No. 333-60284), filed July 27, 2001, and incorporated herein by reference.

(8)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2002, filed September 16, 2002, and incorporated herein by reference.

(9)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2002, filed December 16, 2002, and incorporated herein by reference.

(10)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2003, filed September 15, 2003, and incorporated herein by reference.

(11)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2003, filed December 15, 2003, and incorporated herein by reference.

(12)	Previously filed in the Company’s 2004 Annual Report on Form 10-K filed April 30, 2004, and incorporated herein by reference.

(13)	Previously filed in the Company’s Quarterly Report for the period ended April 30, 2004, filed June 14, 2004, and incorporated herein by reference.

(14)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2004, filed December 15, 2004, and incorporated herein by reference.

(15)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2005, filed September 14, 2005, and incorporated herein by reference.

(16)	Previously filed in the Company’s Quarterly Report for the period ended October 31, 2005, filed December 15, 2004, and incorporated herein by reference.

(17)	Previously filed in the Company’s Form 8-K, filed July 11, 2007, and incorporated herein by reference.

(18)	Previously filed in the Company’s Form 8-K, filed July 23, 2007, and incorporated herein by reference.

(19)	Previously filed in the Company’s Form 10-K filed May3, 2010, and incorporated herein by reference.

(20)	Previously filed in the Company’s Form 8-K, filed January 10, 2008, and incorporated herein by reference.

(21)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2008, filed September 18, 2008, and incorporated herein by reference.

(22)	Filed herewith.

(23)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2009, filed September 11, 2009, and incorporated herein by reference.

(24)	Previously filed in the Company’s Form 8-K, filed May 15, 2009, and incorporated herein by reference.

(25)	Previously filed in the Company’s Form 8-K, filed June 1, 2009, and incorporated herein by reference.

(26)	Previously filed in the Company’s Form 8-K, filed December 21, 2009, and incorporated herein by reference.

(27)	Previously filed in the Company’s Form 8-K, filed June 15, 2005, and incorporated herein by reference.

(28)	Previously filed in the Company’s Form 8-K, filed December 19, 2006, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of June, 2009.

PEERLESS SYSTEMS CORPORATION

By:	/s/ William R. Neil
William R. Neil
Chief Financial Officer and Acting Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ William R. Neil	Chief Financial Officer and Acting Chief Executive Officer	June 1, 2010
William R. Neil	(Principal Financial and Accounting Officer and Acting Principal Executive Officer)

*
Steven M. Bathgate	Director	June 1, 2010

*
Timothy E. Brog	Director	June 1, 2010

*
Gregory Bylinsky	Director	June 1, 2010

*
Jefferson Gramm	Director	June 1, 2010

*
Jeffrey A. Hammer	Director	June 1, 2010

*	By:
/s/ William R. Neil
William R. Neil
Attorney In Fact