Form 10-Q
period 2010-04-30
PEERLESS SYSTEMS CORP
filed 2010-06-11
CIK 897893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

   (Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-21287

PEERLESS SYSTEMS CORPORATION
(Exact name of Registrant as Specified in its Charter)

Delaware	95-3732595
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

2361 Rosecrans Avenue, Suite 440, El Segundo, CA	90245
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares of Common Stock outstanding as of June 4, 2010 was 16,019,496.

PEERLESS SYSTEMS CORPORATION
INDEX

Exhibit 31.1	Certification of Chief Financial Officer and Acting Chief Executive Officer

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

FORWARD—LOOKING STATEMENTS

Statements made by us in this report and in other reports and statements released by us that are not historical facts may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements are necessarily estimates reflecting the judgment of our senior management based on our current estimates, expectations, forecasts and projections and include comments that express our current opinions about trends and factors that may impact future operating results. Disclosures that use words such as “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect,” “project” or the negative of these, as well as similar expressions, are intended to identify forward-looking statements.  These statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievement, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements.  We discuss such risks, uncertainties and other factors which could cause results to differ materially from management’s expectations throughout this report.  Additional information regarding factors that could cause results to differ materially from management's expectations is found in the section entitled "Risk Factors" in our 2010 Annual Report on Form 10-K.  Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below.

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

PART I—FINANCIAL INFORMATION

Item 1 — Financial Statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 30,	January 31,
	2010	2010

ASSETS
Current assets:
Cash and cash equivalents	$55,586	$36,684
Marketable securities	60	17,924
Trade accounts receivable, net	880	1,135
Income tax receivable	-	234
Prepaid expenses and other current assets	347	380
Total current assets	56,873	56,357
Property and equipment, net	21	24
Other assets	7	7
Total assets	$56,901	$56,388

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6	$4
Accrued wages and compensated absenses	155	143
Accrued product licensing costs	189	269
Other current liabilities	324	286
Income taxes payable	1,114	-
Deferred tax liability	201	2,114
Deferred revenue	280	372
Total current liabilities	2,269	3,188
Other liabilities
Tax liabilities	1,513	645
Total liabilities	3,782	3,833
Commitments and contingencies Stockholders’ equity:
Common stock	19	19
Additional paid-in capital	55,895	55,874
Retained earnings	2,712	(635)
Accumulated other comprehensive income	43	2,847
Treasury stock, 2,937 and 2,937 shares at April 30, 2010 and January 31, 2010, respectively	(5,550)	(5,550)
Total stockholders’ equity	53,119	52,555
Total liabilities and stockholders’ equity	$56,901	$56,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STAMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended April 30,
	2010	2009

Revenues:
Product licensing	$825	$736
Engineering services and maintenance	92	160
Total revenues	917	896
Cost of revenues:
Product licensing	87	(2,360)
Engineering services and maintenance	73	80
Total cost of revenues	160	(2,280)
Gross margin	757	3,176

Sales and marketing	112	204
General and administrative	984	561
	1,096	765
Income (loss) from operations	(339)	2,411
Other income, net	5,901	115
Income before income taxes	5,562	2,526
Provision for income taxes	2,215	1,011
Net income	$3,347	$1,515
Basic earnings per share	$0.21	$0.09
Diluted earnings per share	$0.21	$0.09
Weighted average common shares - outstanding — basic	16,020	16,923
Weighted average common shares - outstanding — diluted	16,286	17,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STAMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended April 30,
	2010	2009

Cash flows from operating activities:
Net income	$3,347	$1,515
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21	23
Share-based compensation	21	27
Income tax receivable	234	-
Tax liabilities	868	-
Deferred tax liability	(2,806)	-
Accrued product licensing cost reduction	-	(2,636)
Changes in operating assets and liabilities:
Trade accounts receivables	255	(55)
Prepaid expenses and other assets	15	108
Accounts payable	2	-
Accrued product licensing costs	(80)	(721)
Deferred revenue	(92)	(101)
Income taxes payable	1,114	953
Other liabilities	50	(250)
Net cash provided by (used in) operating activities	2,949	(1,137)
Cash flows from investing activities:
Purchases of marketable securities	(3,224)	(906)
Proceeds from sale of securities	19,177	-
Purchases of software licenses	-	(13)
Net cash provided (used in) by investing activities	15,953	(919)
Cash flows from financing activities:
Purchase of treasury stock	-	(382)
Proceeds from exercise of common stock options	-	37
Net cash provided (used in) by financing activities	-	(345)
Net increase (decrease) in cash and cash equivalents	18,902	(2,401)
Cash and cash equivalents, beginning of period	36,684	44,689
Cash and cash equivalents, end of period	$55,586	$42,288

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

These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010, filed with the SEC on May 3, 2010.  The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.

2. Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009, “Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force” (ASU No. 2009-14).  It amends Accounting Standards Codification (“ASC”) 985-605 and ASC 985-605-15-3 (Issue 03-5) to exclude from their scope all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality.  The ASU includes factors that entities should consider when determining whether the software and non-software components function together to deliver the product’s essential functionality and are thus outside the revised scope of ASC 985-605.  ASU 2009-14 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption.  We do not expect the adoption of this accounting standard to have a material effect on our results of operations and financial condition.

In January 2010, the FASB issued ASU No. 2010-6, “Improving Disclosures about Fair Value Measurements” (ASU 2010-6”).  This update amended guidance and issued a clarification with regard to disclosure requirements about fair market value measurement.  A reporting entity is required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  In addition, for measurements utilizing significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.  We adopted ASU 2010-6 on February 1, 2010. There was no impact upon adoption of ASU 2010-6 to our financial position or results of operations.

In February 2010, FASB issued ASU No. 2010-9, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-9”).  This amendment removed the requirement for a Securities and Exchange Commission (“SEC”) filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  This amendment is effective upon issuance date of February 24, 2010.  There was no impact upon adoption of ASU 2010-9 to our financial position or results of operations.

3. Cash, Cash Equivalents and Marketable Securities

On February 1, 2008, the Company adopted the provisions of FASB ASC Topic 820, Fair Value Measurements and Disclosures (formerly known as FAS 157 Fair Value Measurements), which clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, Topic 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions.  This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  On a recurring basis, the Company measures its investments, cash equivalents or marketable securities at fair value.  Cash, cash equivalents and marketable securities are classified within Level I of the fair value hierarchy because they are valued using quoted market prices in an active market.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of April 30, 2010, cash, cash equivalents and marketable securities included the following (in thousands):

	Cost	Realized Loss	Estimated Fair Value
Cash and cash equivalents	$55,586	$—	$55,586
Exchange traded marketable securities	963	(903)	60
Total	$56,549	$(903)	$55,646

Cash equivalents are comprised of money market funds traded in an active market with no restrictions.

The Company invested in common stock and warrants of Highbury Financial, Inc. (“Highbury”), beginning in the first quarter of fiscal 2010.  On December 12, 2009, Highbury entered into a merger agreement to be acquired by a subsidiary of Affiliated Managers Group, Inc. (“AMG”) for AMG common stock.  Following the announcement of the transaction between Highbury and AMG, the Company implemented a strategy to offset any market changes in the value of the AMG common stock, which included the purchase and sale of options and the short sale of AMG common stock.  The purpose of the strategy was to preserve the profits in the shares of Highbury if the price of AMG common stock fell before the closing of the transaction or if the transaction was not consummated.

As of January 31, 2010, the Company held 3,070,355 shares of Highbury common stock.  On April 15, 2010, Highbury paid a special dividend of $3.1 million, or $0.9977 per share of Highbury common stock.   On the same date, AMG completed its acquisition of Highbury and the Company’s 3,070,355 shares of Highbury common stock were converted into 230,199 shares of AMG common stock (or 0.075951794 shares of AMG common stock per Highbury share).  The Company recognized a gain of approximately $5.3 million during the first quarter of fiscal 2011 which included dividends of approximately $3.1 million and $0.5 million incentive compensation to a director and a consultant.  During the term of its investment in Highbury, the Company recognized a gain of approximately $10.3 million, taking into account the purchase price for the Highbury securities, aggregate regular and special dividends received on the Highbury common stock, the outcome of the above mentioned strategy and incentive compensation to a director, and a consultant for their efforts related to the investment.  As of June 2, 2010, the Company no longer owned any shares of AMG or Highbury or other marketable securities.

4.  Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events.  The Company’s comprehensive income consists of its reported net income and the net unrealized gains or losses on marketable securities and foreign currency translation adjustments.  Comprehensive income for each of the periods presented is comprised as follows:
	Three Months Ended April 30,
	2010	2009
Net income	$3,347	$1,515
Foreign currency translation adjustment, net of taxes	43	263
Total comprehensive income, net of taxes	$3,390	$1,778

5. Product License Revenues and Costs

In the first quarter of fiscal 2010, the Company amended a third party technology license agreement which resulted in a $2.6 million change in estimate and resulting reduction in certain  licensing costs.  The Company recorded the gain as a reduction in the cost of revenues.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our historical business has consisted of (i) products based on software originally developed by Peerless (substantially all of which was sold in April 2008 to Kyocera-Mita Corporation (“KMC”), (ii) products based upon our agreement with Novell to license and support NEST Office SDK, and (iii) products based upon an agreement with Adobe Systems Corporation (“Adobe”) to bundle and sublicense Adobe’s licensed software into new products for OEMs.  Our agreement with Adobe expired on March 31, 2010.  Subsequent to March 31, 2010, we are no longer able to license new devices with respect to our Adobe line of business.  We will continue to collect licensing fees for the commercial life of all Adobe related products existing as of March 31, 2010 for the useful life of these devices under our current sublicensing agreements with customers.  However, all maintenance revenue generated from these products will likely end on or before July 31, 2010.

6. Earnings Per Share

Earnings per share for the three months ended April 30, 2010 and 2009, is calculated as follows:

	2010			2009
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic EPS
Earnings available to common stockholders	$3,347	16,020	$0.21	$1,515	16,923	$0.09
Effect of Dilutive Securities
Options	—	266	—	—	120	—
Diluted EPS
Earnings available to common stockholders with assumed conversions	$3,347	16,286	$0.21	$1,515	17,043	$0.09

Potentially dilutive options in the aggregate of approximately 148,000 and 593,000 in first quarter of fiscal years 2011 and 2010, respectively, have been excluded from the calculation of the diluted income per share based on (i) the fact that the exercise prices of such options exceeded the average price of the underlying stock and (ii) the number of buy back options above the assumed shares issued upon exercise of options as a result of the inclusion of the unamortized option expense.  For these reasons, these options were considered anti-dilutive.

7. Stock-Based Compensation Plans

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

On February 1, 2006 the Company adopted FASB ASC 718, Compensation – Stock Compensation (formerly known as FAS 123(R) Share-Based Payments), using the modified-prospective method.  Under this transition method, compensation expense recognized subsequent to adoption includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of adoption, based on values estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost of all share-based payments granted subsequent to adoption, based on the grant-date fair values estimated in accordance with Topic 718.

Compensation expense for share-based awards granted on or after February 1, 2006 will be recognized using a straight-line, or single-option method.  The Company recognizes these compensation costs over the service period of the award, which is generally the option vesting term of three or four years.  In determining the fair value of options granted the Company primarily used the Black-Scholes model and assumed no dividends per year.  During fiscal year 2010, the Company used a weighted average expected life of 3.73 years, expected volatility of 62%, and weighted average risk free interest rate of 2.57%.

For the quarter ended April 30, 2010, the Company recorded a total of $21,000 in share based compensation related to stock options and restricted stock.  Share-based compensation expense was allocated as follows for the three months ending April 30, 2010: (1) $4,000 in sales and marketing expense; and (2) $17,000 in general and administrative expense.  The Company did not grant any stock options in the first quarter ended April 30, 2010.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following represents option activity under the 1996 Equity Incentive Plan and 2005 Incentive Award Plan, as amended and restated, for the quarter ended April 30, 2010:

			Weighted Average
		Weighted	Remaining
		Average Exercise	Contractual	Aggregate
	Options	Price	Term (Years)	Intrinsic Value
	(In thousands, except per share amounts)
Outstanding at January 31, 2010	948	$1.93
Granted	-	$-
Exercised	-	$-
Canceled or expired	(10)	$10.95
Balance outstanding April 30, 2010	938	$1.83	5.75	$992
Stock options exercisable, April 30, 2010	696	$1.75	4.70	$801

 As of April 30, 2010, there was $195,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 1996 and 2005 plans.  That cost is expected to be recognized over a weighted-average period of 2.3 years.

8. Concentration of Revenues

During the first quarter of fiscal year 2011, two customers Novell Inc. (“Novell”) and Xerox International Partners (“XIP”), totaled approximately 73% of the revenues of the Company.  The Company did not execute any new block licenses during the first quarter of fiscal year 2011.  During the first quarter of fiscal year 2010, one customer, Novell totaled 64% of the revenues of the Company.

9. Income Taxes

On February 1, 2007, the Company adopted FASB ASC 740-10, Income Taxes (formerly known as FIN 48 Accounting for Uncertainty in Income Taxes — an Interpretation of FAS 109.  ASC 740-10 clarifies the accounting and reporting for uncertainties in income tax law.  This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date.  If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are to be recognized.  There was no cumulative effect of adopting FIN 48 to the February 1, 2007 retained earnings balance.

At April 30, 2010, the Company had determined it was more-likely-than-not its deferred tax assets would be realized.

10. Subsequent Events

On June 2, 2010, the Company’s Board of Directors determined to expand the size of the Company’s Board of Directors to 7 directors, effective as of the date of the Company’s 2010 Annual Meeting of Stockholders.

PEERLESS SYSTEMS CORPORATION

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Highlights

 The Company invested in common stock and warrants of Highbury Financial, Inc. (“Highbury”), beginning in the first quarter of fiscal 2010.  On December 12, 2009, Highbury entered into a merger agreement to be acquired by a subsidiary of Affiliated Managers Group, Inc. (“AMG”) for AMG common stock.  Following the announcement of the transaction between Highbury and AMG, the Company implemented a strategy to offset any market changes in the value of the AMG common stock, which included the purchase and sale of options and the short sale of AMG common stock.  The purpose of the strategy was to preserve the profits in the shares of Highbury if the price of AMG common stock fell before the closing of the transaction or if the transaction was not consummated.

As of January 31, 2010, the Company held 3,070,355 shares of Highbury common stock.  On April 15, 2010, Highbury paid a special dividend of $3.1 million, or $0.9977 per share of Highbury common stock.   On the same date, AMG completed its acquisition of Highbury and the Company’s 3,070,355 shares of Highbury common stock were converted into 230,199 shares of AMG common stock (or 0.075951794 shares of AMG common stock per Highbury share).  The Company recognized a gain of approximately $5.3 million during the first quarter of fiscal 2011 which included dividends of approximately $3.1 million and $0.5 million incentive compensation to a director and a consultant.  During the term of its investment in Highbury, the Company recognized a gain of approximately $10.3 million taking into account the purchase price for the Highbury securities, aggregate regular and special dividends received on the Highbury common stock, the outcome of the above mentioned strategy and incentive compensation to a director and a consultant for their efforts related to the investment.  As of June 2, 2010, the Company no longer owns any shares of AMG or Highbury or other marketable securities.

Consolidated revenues for the first quarter of fiscal year 2011 were $0.9 million, a 2.3% increase from the first quarter of fiscal year 2010.  Engineering services and maintenance revenues decreased 42.5%.  These decreases in revenues and cost of sales were primarily attributable to declines in the demand for our technologies, third party technologies we are licensed to sell and the requirement for traditional engineering services.

Our inability to implement our strategic plan to acquire a new business or to be acquired, as well as the declining sales trend of our existing licenses, downward price pressure on the technologies we license, uncertainty surrounding third party license revenue sharing agreements, downward price pressure on original equipment manufacturers (“OEM”) products and the anticipated consolidation of the number of OEMs in the marketplace, may have a material adverse effect on our business and financial results.

General

We continue to generate revenue from our OEMs through the licensing of imaging solutions.  Our product licensing revenues are comprised of minimal recurring per unit and block licensing revenues and development licensing fees for source code or software development kits (“SDKs”).  Licensing revenues are derived from per unit fees paid periodically by our OEM customers upon manufacturing and subsequent commercial shipment of products incorporating the technology which we license.  Licensing revenues are also derived from arrangements in which we enable third party technology, such as solutions from Adobe Systems Inc. (“Adobe”) or Novell, to be used with our OEM partners’ products.

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

The technology we license has addressed the worldwide market for monochrome printers (21-69 pages per minute) and multifunction printers (“MFP”) (21-110 pages per minute).  This market has been consolidating, and the demand for the technology offered by us has continued to decline since fiscal year 2008.

The document imaging industry has changed.  Lower cost of development and production overseas increasing complexity of imaging requirements has substantially diminished our ability to effectively compete in this environment.  As a result, we sold our intellectual property and transferred 38 of our engineers and support personnel to KMC in April 2008.  As a part of the transaction we have retained the right, subject to certain restrictions, to continue licensing and supporting the imaging technology that we had previously developed and continue to license third party imaging technologies.  We are currently pursuing other potential investment opportunities.  The strategy calls for aligning our cost structure with our current and projected revenue streams, maximizing the value of our licensed back technologies and expanding our business through investment opportunities.

Liquidity and Capital Resources

Total assets as of April 30, 2010 were $56.9 million, an increase of 0.9% from $56.4 million as of January 31, 2010.  Total stockholders’ equity as of April 30, 2010 was $53.1 million, an increase of 1.1% from $52.6 million as of January 31, 2010.  Our cash and investment portfolio at April 30, 2010 was $55.6 million, an increase of 2.8% from $54.6 million as of January 31, 2010, and the ratio of current assets to current liabilities was 25.1:1, which is an increase from the 17.7:1 ratio as of January 31, 2010.  The increase was primarily the result of (i) the reduction to accrued licensing cost, (ii)  a change in estimate relating to an amendment to a third party license agreement and the resulting reduction in certain licensing costs  and (iii) the realization of the Company’s investment in Highbury.  Our operations provided $2.9 million in cash during the three months ended April 30, 2010, compared to $1.1 million in cash used by operations during the quarter ended April 30, 2009.

During the three months ended April 30, 2010, $16.0 million in cash was generated by our investing activities, mainly due to the realization of the Company’s investment in Highbury.  We do not expect to purchase in the future, derivative instruments or enter into hedging transactions.

At April 30, 2010, our principal source of liquidity, cash and cash equivalents were $55.6 million; an increase of $18.9 million from $36.7 million as of January 31, 2010.  The increase is primarily due to the receipt of approximately $19.2 million in cash for the sale of marketable securities related to the Company’s investment in Highbury.  We do not have a credit facility and may require additional long-term capital to finance an acquisition.

Critical Accounting Policies

We describe our significant accounting policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended January 31, 2010.  There has been no change in our significant accounting policies since the end of fiscal 2010.

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

Results of Operations

Comparison of Quarters Ended April 30, 2010 and 2009

	Percentage of Total Revenues Three Months Ended April 30,		Percentage Change Three Months Ended April 30,
	2010	2009	2010 vs. 2009
Revenues:
Product licensing	90%	82%	8%
Engineering services and maintenance	10	18	(8)
Total revenues	100	100	-
Cost of revenues:
Product licensing	9	(263)	273
Engineering services and maintenance	8	9	(1)
Total cost of revenues	17	(254)	272
Gross margin	83	354	(272)

Sales and marketing	12	23	(11)
General and administrative	107	63	45
Total operating expenses	120	86	33
Income (loss) from operations	(37)	269	(306)
Other income, net	644	13	631
Income before income taxes	607	282	325
Provision for income taxes	242	113	129
Net income	365%	170%	195%

Net Income

Our net income in the first quarter of fiscal year 2010 was $3.3 million, or $0.21 per basic share and diluted share, respectively, compared to a net income of $1.5 million, or $0.09 per basic share and diluted share, respectively, in the first quarter of fiscal year 2009.

Revenues

Consolidated revenues were $0.9 million for the first quarter of fiscal year 2010 and 2009.  Engineering services and maintenance revenues were $0.1 million and $0.2 million, for the first quarter of fiscal year 2011 and 2010, respectively.

Cost of Revenues

Total cost of revenues were $0.2 million in the first quarter of fiscal year 2011, compared to $(2.3) million in the first quarter of fiscal year 2010.  Product licensing costs increased $2.5 million in the period primarily due to a reversal of accrued licensing costs for technologies licensed by the Company to a customer due to an agreement amending a third party technology license agreement during the quarter ended April 30, 2009.

Gross Margin

Our gross margin decreased to 83% in the first quarter of fiscal year 2011 compared with 354% in the first quarter of fiscal year 2010.  The decrease was primarily the result of the reduction to accrued licensing cost for which the reduced amount has been disbursed in the first quarter of fiscal year 2010 and a reversal for technologies licensed by the Company to a customer due to an agreement amending a third party technology license agreement.

Operating Expenses

Total operating expenses for the first quarter of fiscal year 2011 increased 33% to $1.1 million, compared with $0.8 million for the same period one year ago due mainly to $0.5 million in incentive compensation paid to a director and a consultant relating to the Company’s investment in Highbury.

•	Sales and marketing expenses decreased 11% to $0.1 million in the first quarter of fiscal year 2011 from $0.2 million in the comparable quarter of fiscal year 2010.

•
General and administrative expenses increased 45% to $1.0 million in the first quarter of fiscal year 2011 from $0.6 million in the comparable quarter of fiscal year 2010.  The increase was due to $0.5 million in incentive compensation paid to a director and a consultant relating to the Company’s investment in Highbury.

Income Taxes

Our tax provision for the first quarter of fiscal 2011 was primarily due to the gain on the investment in Highbury.   Our tax provision for the first quarter of fiscal year 2010 was primarily due to the gain associated with an amended third party license agreement.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

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

For the period ending April 30, 2010 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Financial Officer and Acting Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Chief Financial Officer and Acting Chief Executive Officer concluded that, as of April 30, 2010, our disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting

In the three months ended April 30, 2010, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A — Risk Factors.

 There have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010 (the “Form 10-K”). Please refer to that section of the Form 10-K for disclosures regarding the risks and uncertainties related to our business.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 — Defaults Upon Senior Securities.

None.

Item 4 — Removed and Reserved.

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
Chief Financial Officer and Acting Chief Executive Officer
(Chief Financial Officer and Acting Chief Executive Officer)

Date: June 11, 2010

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

EXHIBIT 31.1*	Certification of Chief Financial Officer and Acting Chief Executive Officer

EXHIBIT 32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.