Form 10-Q
period 2010-07-31
PEERLESS SYSTEMS CORP
filed 2010-09-14
CIK 897893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

or

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

The number of shares of common stock outstanding as of September 13, 2010 was 16,243,420.

PEERLESS SYSTEMS CORPORATION
INDEX

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

FORWARD—LOOKING STATEMENTS

Statements made by us in this report and in other reports and statements released by us that are not historical facts may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements are necessarily estimates reflecting the judgment of our senior management based on our current estimates, expectations, forecasts and projections and include comments that express our current opinions about trends and factors that may impact future operating results.  Disclosures that use words such as “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect,” “project” or the negative of these, as well as similar expressions, are intended to identify forward-looking statements.  These statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievement, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements.  We discuss such risks, uncertainties and other factors which could cause results to differ materially from management’s expectations throughout this report.  Additional information regarding factors that could cause results to differ materially from management's expectations is found in the section entitled "Risk Factors" in our 2010 Annual Report on Form 10-K and in Item 1A of Part II hereof.  Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below.

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

PART I—FINANCIAL INFORMATION

Item 1 — Financial Statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 31,	January 31,
	2010	2010

ASSETS
Current assets:
Cash and cash equivalents	$54,725	$36,684
Marketable securities	-	17,924
Trade accounts receivable, net	819	1,135
Income tax receivable	-	234
Prepaid expenses and other current assets	150	380
Total current assets	55,694	56,357
Property and equipment, net	20	24
Other assets	6	7
Total assets	$55,720	$56,388

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5	$4
Accrued wages and compensated absenses	122	143
Accrued product licensing costs	190	269
Other current liabilities	371	286
Deferred tax liability	201	2,114
Deferred revenue	250	372
Total current liabilities	1,139	3,188
Other liabilities
Tax liabilities	1,561	645
Total liabilities	2,700	3,833
Stockholders’ equity:
Common stock	19	19
Additional paid-in capital	55,927	55,874
Retained earnings (deficit)	2,581	(635)
Accumulated other comprehensive income	43	2,847
Treasury stock, 2,937 shares at July 31, 2010 and January 31, 2010	(5,550)	(5,550)
Total stockholders’ equity	53,020	52,555
Total liabilities and stockholders’ equity	$55,720	$56,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share and per share amounts)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
Revenues:
Product licensing	$729	$1,941	$1,553	$2,677
Engineering services and maintenance	30	179	122	340
Total revenues	759	2,120	1,675	3,017
Cost of revenues:
Product licensing	222	673	309	(1,686)
Engineering services and maintenance	71	65	143	145
Total cost of revenues	293	738	452	(1,541)
Gross margin	466	1,382	1,223	4,558

Sales and marketing	216	165	328	369
General and administrative	520	874	1,504	1,435
Gain on sale of operating assets	-	(3,759)	-	(3,759)
	736	(2,720)	1,832	(1,955)
Income (loss) from operations	(270)	4,102	(609)	6,513
Other income, net	48	101	5,949	216
Income (loss) before income taxes	(222)	4,203	5,340	6,729
Provision (benefit) for income taxes	(91)	2,204	2,124	3,215
Net income (loss)	$(131)	$1,999	$3,216	$3,514
Basic earnings (loss) per share	$(0.01)	$0.12	$0.20	$0.21
Diluted earnings (loss) per share	$(0.01)	$0.12	$0.20	$0.21
Weighted average common shares - outstanding — basic	15,989	16,740	15,982	16,781
Weighted average common shares - outstanding — diluted	15,989	16,882	16,255	16,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STAMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	July 31,
	2010	2009

Cash flows from operating activities:
Net income	$3,216	$3,514
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	26	44
Share-based compensation	52	255
Income tax receivable	234	2,140
Tax liabilities	916	(867)
Deferred tax asset and liability	-	1,868
Realized gain on investment	(2,806)	-
Gain on sale of operating assets	-	(3,759)
Changes in operating assets and liabilities:
Trade accounts receivables	316	(1,289)
Prepaid expenses and other assets	209	56
Accounts payable	1	(21)
Accrued product licensing costs	(79)	(3,410)
Deferred revenue	(122)	(269)
Other liabilities	64	(152)
Net cash provided (used) by operating activities	2,027	(1,890)
Cash flows from investing activities:
Purchases of marketable securities	(3,224)	(3,163)
Proceeds from sale of securities	19,237	-
Proceeds from sale of operating assets, net of expenses	-	3,759
Purchases of software licenses	-	(13)
Net cash provided by investing activities	16,013	583
Cash flows from financing activities:
Purchase of treasury stock	-	(1,246)
Purchase of employee stock option	-	(30)
Proceeds from exercise of common stock options	1	37
Net cash provided (used) by financing activities	1	(1,239)
Net increase (decrease) in cash and cash equivalents	18,041	(2,546)
Cash and cash equivalents, beginning of period	36,684	44,689
Cash and cash equivalents, end of period	$54,725	$42,143

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

These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010, filed with the SEC on May 1, 2010.  The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.

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

3.  Cash, and Cash Equivalents

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

As of July 31, 2010, cash and cash equivalents included the following (in thousands):

	Cost	Unrealized Gains	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash and cash equivalents	$54,725	$-	$-	$-	$54,725
Total	$54,725	$-	$-	$-	$54,725

Cash equivalents are comprised of money market funds traded in an active market with no restrictions.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.  Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events.  The Company’s, comprehensive income consists of its reported net income and the net unrealized gains or losses on marketable securities and foreign currency translation adjustments.  Comprehensive income for each of the periods presented is comprised as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
Net income (loss)	$(131)	$1,999	$3,216	$3,514
Changes in unrealized gains/losses in available for sale securities, net of taxes	-	2,069	-	2,305
Foreign currency translation adjustment, net of taxes	-	4	-	31

Total comprehensive income (loss), net of taxes	$(131)	$4,072	$3,216	$5,850

5.  Earnings Per Share

Earnings per share (EPS) for the three and six months ended July 31, 2010 and 2009, is calculated as follows (in thousands, except for per share amounts):

	2010			2009
	Net Income (Loss)	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS for three months ended July 31,
Earnings (loss) available to common stockholders	$(131)	15,989	$(0.01)	$1,999	16,740	$0.12
Effect of Dilutive Securities
Options	—	—	—	—	142	—
Diluted EPS
Earnings (loss) available to common stockholders with assumed conversions	$(131)	15,989	$(0.01)	$1,999	16,882	$0.12

	2010			2009
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS for six months ended July 31,
Earnings available to common stockholders	$3,216	15,982	$0.20	$3,514	16,781	$0.21
Effect of Dilutive Securities
Options	—	273	—	—	124	—
Diluted EPS
Earnings available to common stockholders with assumed conversions	$3,216	16,255	$0.20	$3,514	16,905	$0.21

Potentially dilutive options in the aggregate of approximately 1,047,000 and 457,000 for the three months ended July 31, 2010 and 2009, respectively, and 213,000 and 526,000 for the six months ended July 31, 2010 and 2009, respectively, have been excluded from the calculation of the diluted income per share, because their effect would have been anti-dilutive.

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

Compensation expense for share-based awards granted on or after February 1, 2006 is recognized using a straight-line, or single-option method.  The Company recognizes these compensation costs over the service period of the award, which is generally the option vesting term of three or four years.  In determining the fair value of options granted the Company primarily used the Black-Scholes model and assumed no dividends per year.  During fiscal year 2011, the Company used a weighted average expected life of 3.30 years, expected volatility of 58%, and weighted average risk free interest rate of 2.22%.

For the three months ended July 31, 2010, the Company recorded a total of $31,000 in share based compensation related to stock options and restricted stock.  Share-based compensation expense was allocated as follows for the three months ending July 31, 2010: (1) $4,600 in sales and marketing expense; and (2) $26,400 in general and administrative expense.

For the six months ended July 31, 2010, the Company recorded a total of $52,000 in share based compensation related to stock options and restricted stock.  Share-based compensation expense was allocated as follows for the six months ending July 31, 2010: (1) $9,000 in sales and marketing expense; and (2) $43,000 in general and administrative expense.  The Company granted the board of directors a total of 110,000 stock options and issued 50,000 restricted common shares upon the reelection of the five returning board of directors in the six months ended July 31, 2010.

The following represents option activity under the 1996 Equity Incentive Plan and 2005 Incentive Award Plan, as amended and restated, for the six months ended July 31, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts)
Outstanding at January 31, 2010	948	$1.93
Granted	-	-
Exercised	-	-
Canceled or expired	(10)	10.95
Outstanding at April 30, 2010	938	$1.83
Granted	110	2.77
Exercised	(1)	1.33
Canceled or expired	-	-
Outstanding at July 31, 2010	1,047	$1.93	5.97	$1,026
Stock options exercisable at quarter-end		$1.77	4.67	$851

The weighted-average grant date fair value of the options granted during the six months ended July 31, 2010 was $1.17.  As of July 31, 2010, there was $299,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 1996 and 2005 plans, and certain employee options issued outside these plans.  That cost is expected to be recognized over a weighted-average period of 2.5 years.

The total fair value of stock awards vested during the six months ended July 31, 2010 was $43,000.  A summary of the Company’s non-vested stock awards as of July 31, 2010 is as follows:

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested stock awards as of January 31, 2010	44,481	1.95
Granted	50,000	2.77
Vested	(22,240)	1.95
Forfeited	-	-
Non-vested stock awards as of July 31, 2010	72,241	2.52

7.  Concentration of Revenues

During the second quarter of fiscal year 2011, three customers, Xerox International Partners (“XIP”), Oki Data and Novell Inc. (“Novell”), totaled approximately 85% of the revenues of the Company.  During the second quarter of fiscal year 2010, three customers, Konica Minolta, Printronix which acquired certain assets of Tally Genicom, and Novell, totaled approximately 83% of the revenues of the Company.

During the six months ended July 31, 2010, two customers, XIP and Novell, totaled approximately 73% of the revenues of the Company.  During the six months ended July 31, 2009, three customers, Novell, Konica Minolta and Printronix, totaled approximately 79% of the revenues of the Company.

8. Sale of operating assets to Kyocera-Mita Corporation (“KMC”)

 In the first quarter of fiscal 2010, the Company entered into an agreement with KMC providing for the early release of certain escrow funds. The Company received approximately $3.8 million which was recognized as a gain and $0.2 million was paid to KMC as a discount for the early release of the $4.0 million held in escrow.

9. Product License Revenues and Costs

In the first quarter of fiscal 2010, the Company amended a third party technology license agreement which resulted in a $2.6 million change in estimate and resulting reduction in certain licensing costs.  The Company recorded the gain as a reduction in the cost of revenues.

10.  Subsequent Events

On August 26, 2010, the Company’s Board of Directors approved a tender offer by the Company to acquire its common stock at a cash price of $3.25 per share (the “Offer”) in an amount up to $45 million.  The Offer will be commenced as soon as practicable and will be subject to market, economic and business conditions affecting the Company and other customary conditions.  The Company entered into an Amended and Restated Nomination Agreement (the “Amendment”), dated August 26, 2010, with Bandera Partners LLC and its affiliates, which amended and restated the Nomination Agreement, dated May 14, 2009, entered into between the Company and such persons.  The Amendment provides that Bandera will tender all of its shares of common stock in the Offer, and sets forth the Board composition following completion of the Offer. The Company also entered into an Employment Agreement (the “Employment Agreement”), dated August 26, 2010, with Timothy E. Brog pursuant to which Mr. Brog has been appointed as Chief Executive Officer of the Company.  Further information regarding the Offer, the Amendment and the Employment Agreement is included in the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on August 27 and 30, 2010.

PEERLESS SYSTEMS CORPORATION

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Highlights

Consolidated revenues for the six months ended July 31, 2011 was $1.7 million, a 44% decrease from the six months ended July 31, 2010.  Engineering services and maintenance revenues decreased 64%.  These decreases in revenues were primarily attributable to declines in the demand for our technologies, third party technologies we are licensed to sell and the requirement for traditional engineering services which we have decided not to offer.  Also, no new block licenses were executed in the current fiscal year.

On August 26, 2010, the Company’s Board of Directors approved a tender offer by the Company to acquire its common stock at a cash price of $3.25 per share in an amount up to $45 million.  The Offer will be commenced as soon as practicable and will be subject to market, economic and business conditions affecting the Company and other customary conditions.  The Company entered into an Amended and Restated Nomination Agreement (the “Amendment”), dated August 26, 2010, with Bandera Partners LLC and its affiliates, which amended and restated the Nomination Agreement, dated May 14, 2009, entered into between the Company and such persons.  The Amendment provides that Bandera will tender all of its shares of common stock in the Offer, and sets forth the Board composition following completion of the Offer. The Company also entered into an Employment Agreement (the “Employment Agreement”), dated August 26, 2010, with Timothy E. Brog pursuant to which Mr. Brog has been appointed as Chief Executive Officer of the Company.  Further information regarding the Offer, the Amendment and the Employment Agreement is included in the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on August 27 and 30, 2010.  Our inability to implement our acquisition plan as well as the declining sales trend of our existing licenses, downward price pressure on the technologies we license, downward price pressure on original equipment manufacturer (“OEM”) products and the anticipated consolidation of the number of OEMs in the marketplace, may have a material adverse effect on our business and financial results.

General

We continue to generate revenue from our OEMs through the licensing of imaging solutions.  Our product licensing revenues are comprised of recurring per unit and block licensing revenues and development licensing fees for source code or software development kits (“SDKs”).  Licensing revenues are derived from per unit fees paid periodically by our OEM customers upon manufacturing and subsequent commercial shipment of products incorporating the technology which we license.  Licensing revenues are also derived from arrangements in which we enable third party technology, such as solutions from Adobe Systems Inc. (“Adobe”) or Novell, to be used with our OEM partners’ products.

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

The document imaging industry has changed.  Lower cost of development and production overseas as well as increasing complexity of imaging requirements makes us unable to effectively compete in this environment.  As a result, we sold our imaging and networking technologies and certain other assets to KMC in April 2008.  As a part of the transaction we have retained the right, subject to certain restrictions, to continue licensing the imaging technology that we had previously developed and continue to license third party imaging technologies.  We are currently pursuing other potential investment opportunities.  The strategy calls for aligning our cost structure with our current and projected revenue streams, maximizing the value of our licensed back technologies and expanding our business through investment opportunities.

Liquidity and Capital Resources

Our total assets at July 31, 2010 were $55.7 million, a decrease of 1.2% from $56.4 million as of January 31, 2010.   Stockholders’ equity at July 31, 2010 was $53.0 million, an increase of 0.9% from $52.6 million as of January 31, 2010.  Our ratio of current assets to current liabilities was 48.9:1, which is an increase from the 17.7:1 ratio as of January 31, 2010.  Our operations provided $2.0 million mainly because of the dividends received for the investment in Highbury Financial, Inc. during the six months ended July 31, 2010, compared to $1.9 million in cash used by operations during the six months ended July 31, 2009.

During the six months ended July 31, 2010, $16.0 million in cash was generated by our investing activities, mainly due to the proceeds received from the sale of the Company’s investment in Highbury Financial, Inc.

At July 31, 2010, our principal source of liquidity, cash and cash equivalents was $54.7 million; an increase of $18.0 million from January 31, 2010.  The increase is primarily due to the marketable securities which were sold during the six months ended July 31, 2010.  We do not have a credit facility and may require additional long-term capital to finance an acquisition.

On August 26, 2010, the Company’s Board of Directors approved the Offer to acquire up to 13,846,154 shares of its common stock at a cash price of $3.25 per share.  Neither the Company nor the Board of Directors anticipates making any recommendation to stockholders as to whether to tender their shares in the Offer or, if so, how many shares to tender.  The Company’s cash could be reduced by up to $45 million (not including expenses of the Offer), which would impact our liquidity and capital resources.

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

Results of Operations

Comparison of Quarters Ended July 31, 2010 and 2009

	Percentage of Total Revenues Three Months Ended July 31,			Percentage Change Three Months Ended July 31,
	2010		2009	2010 vs. 2009
Revenues:
Product licensing	96%		92%	(62	) %
Engineering services and maintenance	4		8	(83)
Total revenues	100		100	(64)
Cost of revenues:
Product licensing	29		32	(67)
Engineering services and maintenance	9		3	9
Total cost of revenues	39		35	(60)
Gross margin	61		65	(66)

Sales and marketing	28		8	31
General and administrative	69		41	(41)
(Gain) Loss on sale of operating assets	-		(177)	(100)
	97		(128)	(127)
Income (loss) from operations	(36)		193	(107)
Other income, net	6		5	(52)
Income (loss) before income taxes	(29)		198	(105)
Provision (benefit) for income taxes	(12)		104	(104)
Net income (loss)	(17	) %	94%	(107	) %

Net Income

Our net loss in the second quarter of fiscal year 2011 was $0.1 million, or $(0.01) per basic and diluted share, compared to a net income of $2.0 million, or $0.12 per basic share and diluted share, in the second quarter of fiscal year 2010.

Revenues

Consolidated revenues were $0.8 million for the second quarter of fiscal year 2011, compared to $2.1 million for the second quarter of fiscal year 2010.  We experienced a decline in licensing revenues because no new block licenses were signed during the second quarter of fiscal year 2011 versus the $1.0 million block signed during the second quarter of fiscal year 2010.  Engineering services and maintenance revenues were $0 and $0.2 million, for the second quarter of fiscal year 2011 and 2010, respectively.  The decrease was due to the expiration of service and maintenance contracts with customers which we decided not to renew.

Cost of Revenues

Total cost of revenues was $0.3 million in the second quarter of fiscal year 2011, compared to $0.7 million in the second quarter of fiscal year 2010.  Product licensing costs decreased $0.4 million in the period primarily due to the lower mix of products being sold for which we pay license fees to third party.  Engineering services and maintenance costs in the second quarter of fiscal year 2011 decreased compared to the second quarter of fiscal 2010 primarily as a result of the expiration of service and maintenance contracts which we decided not to renew.

Gross Margin

Our gross margins was 61% and 65% for the second quarters of fiscal year 2011 and 2010, respectively.

Operating Expenses

Total operating expenses increased 127% to $0.8 million, compared with $(2.7) million.  The increase was primarily due to the early release of the escrow payment of $3.8 million during the second quarter of fiscal year 2010.   Excluding this transaction, the total operating expense decreased by 29% to $0.8 million in the second quarter of fiscal year 2011, compared with $1.0 million in the same quarter last year.

•
Sales and marketing expenses increased 31% to $216,000 in the second quarter of fiscal year 2011 from $165,000 in the comparable quarter of fiscal year 2010. The increase was mainly due to severance paid to the president in the amount of $100,000 and the decline in commissionable sales.

•
General and administrative expenses decreased 41% to $0.5 million in the second quarter of fiscal year 2011 from $0.9 million in the comparable quarter of fiscal year 2010. The decrease was due to lower staffing levels and a lower level of professional fees.

Income Taxes

Our $0.1 million tax benefit for the second quarter of fiscal 2011 was the result of a pretax loss.   Our $2.2 million tax provision for the second quarter of fiscal 2010 was primarily due to the gain associated the early release of the escrow payment discussed above.

Comparison of Six Months Ended July 31, 2010 and 2009

	Percentage of Total Revenues Six Months Ended July 31,		Percentage Change Six Months Ended July 31,
	2010	2009	2010 vs. 2009
Revenues:
Product licensing	93%	89%	(42	) %
Engineering services and maintenance	7	11	(64)
Total revenues	100	100	(44)
Cost of revenues:
Product licensing	18	(56)	(118)
Engineering services and maintenance	9	5	(1)
Total cost of revenues	27	(51)	(129)
Gross margin	73	151	(73)

Sales and marketing	20	12	(11)
General and administrative	90	48	5
(Gain) Loss on sale of operating assets	-	(125)	(100)
	109	(65)	(194)
Income (loss) from operations	(36)	216	(109)
Other income, net	355	7	2,654
Income (loss) before income taxes	319	223	(21)
Provision (benefit) for income taxes	127	107	(34)
Net income (loss)	192%	116%	(8	) %

Net Income

Our net income in the first six months of fiscal year 2011 was $3.2 million, or $0.20 per basic and diluted share, compared to a net income of $3.5 million, or $0.21 per basic and diluted share, in the first six months of fiscal year 2010.

Revenues

Consolidated revenues were $1.7 million for the first six months of fiscal year 2011, compared to $3.0 million for the first six months of fiscal year 2010.  Licensing revenues decreased $1.1 million in the first six months of fiscal year 2011 primarily resulting from a decline in the demand for the technologies we license.  Engineering services and maintenance revenues decreased $0.2 million, primarily as a result of the expiration of service and maintenance contracts which we decided not to renew.

Cost of Revenues

Total cost of revenues was $0.5 million in the first six months of fiscal year 2011, compared to a gain of $1.5 million in the first six months of fiscal year 2010.  Product licensing costs increased $2.0 million in the first six months of fiscal year 2011 primarily resulting from the reversal of accrued licensing cost of $2.6 million during the first quarter of fiscal year 2010. Excluding this reversal, product licensing costs decreased by $0.6 million to $0.3 million in the first six months of fiscal year 2011, from $0.9 million in fiscal year 2010 which was primarily a result of the lower mix of products being sold for which we pay license fees to a third party.  Engineering services and maintenance costs in the first six months of fiscal year 2011 and 2010 were $0.1 and $0.3 million, respectively.

Gross Margin

Our gross margin decreased to 73% for the first six months of fiscal year 2011 compared with 151% in the first six months of fiscal year 2010.  Excluding the reversal of accrued licensing cost, our gross margin increased to 73% compared with 64%.  The increase was primarily the result of lower cost of product licensing revenues, as discussed above.

Operating Expenses

Total operating expenses increased by 194% to $1.9 million for the first six months of fiscal year 2011, compared to a gain of $2.0 million for the first six months of fiscal year 2010.  Excluding the gain associated with the escrow payment and the reversal of accrued liability in the first six months of fiscal year 2010, total operating expenses remained consistent at $1.8 million.

•
Sales and marketing expenses decreased 11% to $330,000 in the first six months of fiscal year 2011 from $370,000 in the first six months of fiscal year 2010. The decrease was due to the reduction of staffing which was no longer required in the sale of current product offerings.

•	General and administrative expenses were relatively consistent of $1.5 and $1.4 million in the first six months of fiscal year 2011 and 2010, respectively.

Other Income, net

Total other income was $5.9 million for the first six months of fiscal 2011, compared to $0.2 million for the first six months of fiscal 2010.  The increase was mainly due to dividends received equal to $3.1 million from, and a $3.7 million realized gain on, the Company’s investment in Highbury Financial, Inc.

Income Taxes

Our effective income tax rate was 39.8 % for the six months ended July 31, 2010 compared to 47.8 % for the six months ended July 31, 2009. The decrease in the effective income tax rate is primarily due to the KMC transaction in fiscal year 2010.

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

Item 4 — Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, comprised of our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

For the period ending July 31, 2010 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2010, our disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting

In the six months ended July 31, 2010, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A — Risk Factors.

There have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010 (the “Form 10-K”), except as set forth below.  Please refer to that section of the Form 10-K for disclosures regarding the risks and uncertainties related to our business.

The Company has announced its intention to commence a tender offer to purchase up to $45 million in shares of its common stock, which will be subject to a number of terms and conditions.

On August 26, 2010, the Board approved the Offer to acquire its common stock at a cash price of $3.25 per share in an amount up to $45 million.  The Offer will be subject to the rules of the Securities and Exchange Commission (the “Commission”) including the Securities Exchange Act of 1934, as amended, market, economic and business conditions affecting the Company and other customary conditions.  These conditions may include, but not be limited to, a general suspension of trading on the U.S. stock markets or the Nasdaq Capital Market, war or act of terrorism, or a legal action against the Company regarding the Offer.  Further information regarding these conditions will be included in the Schedule TO to be filed by the Company with the Commission as soon as practicable.  If any of the terms or conditions of the Offer are not met, the Company will not be able to complete to Offer, which may have a material adverse effect on the Company or the market price of its common stock.

If the Company completes the Offer, it will have fewer resources to pursue its acquisition strategy

The Company intends to commence the Offer to acquire up to $45 million in shares of its common stock.  Neither the Company nor the Board of Directors anticipates making any recommendation to stockholders as to whether to tender their shares in the Offer or how many shares to tender.  As further described in the Company’s Current Report on Form 8-K filed on August 27, 2010, Bandera and Caburn Management, L.P. have agreed to tender all of their 3,922,992 shares in the Offer. The Company is unable to predict how many other shares will be tendered, but a maximum of 13,846,154 shares may be purchased by the Company.  If the Offer is oversubscribed by stockholders, the Company will purchase shares on a pro rata basis in accordance with the number of shares tendered.  As of July 31, 2010, the Company had cash and cash equivalents of $54.7 million.  Upon completion of the Offer, the Company’s cash and cash equivalents is expected to be less than $42.0 million and, if the maximum number of shares are tendered in the Offer, would be less than $9.7 million.  Following completion of the Offer, the Company intends to continue to focus on seeking acquisitions in accordance with the strategy implemented in April 2008.  With a reduced cash balance, the Company would have fewer resources to pursue its acquisition strategy and could potentially be required to focus on smaller acquisition candidates.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3 — Defaults Upon Senior Securities.

None.

Item 4 — Removed and Reserved.

Item 5 — Other Information.

None.

Item 6 — Exhibits.

EXHIBIT 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Peerless Systems Corporation

By:	/s/ Timothy E. Brog
Chief Executive Officer

/s/ William R. Neil
Chief Financial Officer

Date: September 14, 2010

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

EXHIBIT 31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002
EXHIBIT 31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002
EXHIBIT 32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EXHIBIT 32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.