Form 10-Q
period 2010-10-31
PEERLESS SYSTEMS CORP
filed 2010-12-15
CIK 897893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☑  No

The number of shares of common stock outstanding as of December 7, 2010 was 3,357,519.

PEERLESS SYSTEMS CORPORATION
INDEX

Page No

PART I — FINANCIAL INFORMATION

Forward-looking Statements	3

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets at October 31, 2010 and January 31, 2010	4

Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Month Periods Ended October 31, 2010 and 2009	5

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended October 31, 2010 and 2009	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	17

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 1A. Risk Factors	18

Item 6. Exhibits	19

Signatures

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

PART I—FINANCIAL INFORMATION

Item 1 — Financial Statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 31,	January 31,
	2010	2010

ASSETS
Current assets:
Cash and cash equivalents	$54,990	$36,684
Marketable securities	-	17,924
Trade accounts receivable, net	2,650	1,135
Income tax receivable	-	234
Deferred tax asset	779	-
Prepaid expenses and other current assets	105	380
Total current assets	58,524	56,357
Property and equipment, net	21	24
Other assets	6	7
Total assets	$58,551	$56,388

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$-	$4
Accrued wages and compensated absenses	66	143
Accrued product licensing costs	999	269
Other current liabilities	360	286
Income taxes payable	1,215	-
Deferred tax liability	-	2,114
Deferred revenue	-	372
Total current liabilities	2,640	3,188
Other liabilities
Tax liabilities	1,572	645
Total liabilities	4,212	3,833
Stockholders’ equity:
Common stock	19	19
Additional paid-in capital	56,518	55,874
Retained earnings (deficit)	3,309	(635)
Accumulated other comprehensive income	43	2,847
Treasury stock, 2,937 shares at October 31, 2010 and January 31, 2010	(5,550)	(5,550)
Total stockholders’ equity	54,339	52,555
Total liabilities and stockholders’ equity	$58,551	$56,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share and per share amounts)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
Revenues:
Product licensing	$2,827	$682	$4,381	$3,359
Engineering services and maintenance	-	273	122	613
Total revenues	2,827	955	4,503	3,972
Cost of revenues:
Product licensing	826	248	1,134	(1,437)
Engineering services and maintenance	59	54	202	199
Total cost of revenues	885	302	1,336	(1,238)
Gross margin	1,942	653	3,167	5,210

Sales and marketing	49	143	377	512
General and administrative	749	851	2,252	2,286
Gain on sale of operating assets	-	-	-	(3,759)
	798	994	2,629	(961)
Income (loss) from operations	1,144	(341)	538	6,171
Other income, net	74	4,813	6,023	5,029
Income before income taxes	1,218	4,472	6,561	11,200
Provision for income taxes	492	929	2,617	4,145
Net income	$726	$3,543	$3,944	$7,055
Basic earnings per share	$0.04	$0.21	$0.25	$0.42
Diluted earnings per share	$0.04	$0.21	$0.24	$0.42
Weighted average common shares - outstanding — basic	16,174	16,505	16,047	16,888
Weighted average common shares - outstanding — diluted	16,459	16,699	16,328	16,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	October 31,
	2010	2009

Cash flows from operating activities:
Net income	$3,944	$7,055
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	27	56
Share-based compensation	174	347
Income tax receivable	234	2,991
Tax liabilities	927	(867)
Deferred tax asset and liability	(982)	1,868
Realized gain on investment	(2,804)	-
Gain on sale of operating assets	-	(3,759)
Changes in operating assets and liabilities:
Trade accounts receivables	(1,515)	(922)
Prepaid expenses and other assets	252	(185)
Accounts payable	(4)	(70)
Accrued product licensing costs	730	(3,861)
Deferred revenue	(372)	(247)
Income taxes payable	1,215	-
Other liabilities	(3)	(195)
Net cash provided by operating activities	1,823	2,211
Cash flows from investing activities:
Purchases of marketable securities	(3,224)	(12,506)
Proceeds from sale of securities	19,237	3,759
Purchases of software licenses	-	(13)
Net cash provided by (used in) investing activities	16,013	(8,760)
Cash flows from financing activities:
Purchase of treasury stock	-	(1,279)
Purchase of employee stock option	-	(30)
Proceeds from exercise of common stock options	470	37
Net cash provided (used) by financing activities	470	(1,272)
Net increase (decrease) in cash and cash equivalents	18,306	(7,821)
Cash and cash equivalents, beginning of period	36,684	44,689
Cash and cash equivalents, end of period	$54,990	$36,868

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

As of October 31, 2010, cash and cash equivalents included the following (in thousands):

	Cost	Unrealized Gains	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash and cash equivalents	$54,990	$-	$-	$-	$54,990
Total	$54,990	$-	$-	$-	$54,990

Cash equivalents are comprised of money market funds traded in an active market with no restrictions.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.  Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from certain defined transactions and other events.  The Company’s comprehensive income consists of its reported net income and the net unrealized gains or losses on marketable securities and foreign currency translation adjustments.  Comprehensive income for each of the periods presented is comprised as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009

Net income	$726	$3,543	$3,944	$7,055

Changes in unrealized gains/losses in available for sale securities, net of taxes	-	(2,231)	-	(162)
Foreign currency translation adjustment, net of taxes	-	13	-	44
Total comprehensive income, net of taxes	$726	$1,325	$3,944	$6,937

5.  Earnings Per Share

Earnings per share (EPS) for the three and nine months ended October 31, 2010 and 2009 are calculated as follows (in thousands, except for per share amounts):

	2010			2009
	Net Income (Loss)	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS for three months ended October 31,
Earnings available to common stockholders	$726	16,174	$0.04	$3,543	16,505	$0.21
Effect of Dilutive Securities
Options	-	285	-	-	194	-
Diluted EPS
Earnings available to common stockholders with assumed conversions	$726	16,459	$0.04	$3,543	16,699	$0.21

	2010			2009
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS for nine months ended October 31,
Earnings available to common stockholders	$3,944	16,047	$0.25	$7,055	16,888	$0.42
Effect of Dilutive Securities
Options	-	281	-	-	147	-
Diluted EPS
Earnings available to common stockholders with assumed conversions	$3,944	16,328	$0.24	$7,055	16,835	$0.42

Potentially dilutive options in the aggregate of approximately 163,000 and 320,000 for the three months ended October 31, 2010 and 2009, respectively, and 159,000 and 528,000 for the nine months ended October 31, 2010 and 2009, respectively, have been excluded from the calculation of the diluted income per share, because their effect would have been anti-dilutive.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Compensation expense for share-based awards granted on or after February 1, 2006 is recognized using a straight-line, or single-option method.  The Company recognizes these compensation costs over the service period of the award, which is generally the option vesting term of three or four years.  In determining the fair value of options granted the Company primarily used the Black-Scholes model and assumed no dividends per year.  During fiscal year 2011, the Company used a weighted average expected life of 3.25 years, expected volatility of 56%, and weighted average risk free interest rate of 1.99%.

For the three months ended October 31, 2010, the Company recorded a total of $121,000 in share based compensation related to stock options and restricted stock.  Share-based compensation expense was allocated as follows for the three months ending October 31, 2010: (1) $4,500 in sales and marketing expense; and (2) $116,500 in general and administrative expense.

For the nine months ended October 31, 2010, the Company recorded a total of $174,000 in share based compensation related to stock options and restricted stock.  Share-based compensation expense was allocated as follows for the nine months ending October 31, 2010: (1) $13,500 in sales and marketing expense; and (2) $160,500 in general and administrative expense.

The Company granted its directors a total of 110,000 options to purchase common stock, issued 50,000 shares of restricted stock upon the reelection of the five directors and issued 200,000 shares of restricted stock to the Chief Executive Officer in the nine months ended October 31, 2010.

The following represents option activity under the 1996 Equity Incentive Plan and 2005 Incentive Award Plan, as amended and restated, for the nine months ended October 31, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts)
Outstanding at January 31, 2010	1,038	$1.93
Granted	-	-
Exercised	-	-
Canceled or expired	(10)	10.95
Outstanding at April 30, 2010	1,028	$1.83
Granted	110	2.77
Exercised	(1)	1.33
Canceled or expired	-	-
Outstanding at July 31, 2010	1,137	$1.93
Granted	-	-
Exercised	(376)	1.73
Canceled or expired	-	-
Outstanding at October 31, 2010	761	$1.99
Stock options exercisable at quarter-end	475	$1.80	3.96	$721

The weighted-average grant date fair value of the options granted during the nine months ended October 31, 2010 was $1.17.  As of October 31, 2010, there was $269,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 1996 and 2005 plans, and certain employee options issued outside these plans.  That cost is expected to be recognized over a weighted-average period of 2.5 years.

The total fair value of stock awards vested during the nine months ended October 31, 2010 was $43,000.  A summary of the Company’s non-vested stock awards as of October 31, 2010 is as follows:

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested stock awards as of January 31, 2010	44,481	1.95
Granted	250,000	3.85
Vested	(22,240)	1.95
Forfeited	-	-
Non-vested stock awards as of October 31, 2010	272,241	3.70

The Company used a Monte Carlo simulation model valuation technique to determine the fair value of the 200,000 restricted shares(CEO grant) that vest based upon achievement of market price targets or a “market condition” issued during the fiscal quarter ended October 31, 2010.  The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each share of the restricted stock.  The Company used the following assumptions in determining the fair value of the awards granted on August 26, 2010:

Daily expected stock price volatility	Daily expected mean return on equity	Daily Expected dividend yield	Avg. daily risk free interest rate

2.683%	0.046%	0.000%	0.003%

The daily expected stock price volatility is based on three-year historical volatility of the Company’s common stock. The daily expected dividend yield is based on annual expected dividend payments and the closing price of the Company’s common stock on the Nasdaq Capital Market on the date of the grant. The average daily risk-free interest rate is based on the three-year treasury yield as of the grant date. Each of the four tranches of the restricted stock grant is calculated to have its own fair value and requisite service period.  The fair value of each tranche is amortized over the lesser of the requisite or derived service period which is up to three years.  These shares had a grant date fair value of $423,000.  As of October 31, 2010, no shares were vested under the CEO grant.  Stock compensation expense of approximately $74,000 was recorded during the quarter.

7.  Concentration of Revenues

During the third quarter of fiscal year 2011, two customers, Konica Minolta and Novell Inc. (“Novell”), totaled approximately 88% of the revenues of the Company.  During the third quarter of fiscal year 2010, three customers Seiko Epson Corporation, Oki Data and Novell, totaled approximately 70% of the revenues of the Company.

During the nine months ended October 31, 2010, two customers, Konica Minolta and Novell, totaled approximately 76% of the revenues of the Company.  During the nine months ended October 31, 2009, three customers, Konica Minolta, Novell and TallyGenicom, totaled approximately 73% of the revenues of the Company.

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

10.	Employment Agreement with Timothy E. Brog

The Company entered into an Employment Agreement (the “Employment Agreement”), dated August 26, 2010, with Timothy E. Brog pursuant to which Mr. Brog was appointed the Chief Executive Officer of the Company.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Employment Agreement provides that Mr. Brog will receive a base salary of $340,000 and will be eligible for a cash bonus and stock options semi-annually.  The Employment Agreement will renew on each of August 26, 2011 and August 26, 2012, unless either party provides 120 days’ prior notice to the other party.  Thereafter, it may be terminated by either party with 90 days’ prior notice to the other party.

Mr. Brog received a grant of 200,000 shares of restricted common stock.  The shares  of restricted stock received by Mr. Brog pursuant to  the Employment Agreement, dated August 26, 2010, vest if the average closing price of the Company’s common stock on the Nasdaq Capital Market is greater than or equal to the target prices of $3.75, $4.00, $4.25 and $4.50, respectively, for 15 consecutive trading days. Any shares that do not vest before August 26, 2010 will be forfeited.

If Mr. Brog’s employment is terminated without Cause (as defined in the Employment Agreement), he will receive unpaid salary and benefits, plus a severance payment equal to six months’ salary.  Additionally, if Mr. Brog is terminated without Cause prior to August 26, 2013, 100,000 shares of his restricted stock will vest (or 50,000 shares, if the remaining shares have already vested).

11.	Tender Offer

On August 26, 2010, the Board of Directors (the “Board”) approved a tender offer by the Company to purchase up to 13,846,153 shares of its common stock at a cash price of $3.25 per share (the “Offer”) in an amount up to $45 million.

The Company entered into an Amended and Restated Nomination Agreement (the “Amended Nomination Agreement”), dated August 26, 2010, with Bandera Partners LLC and its affiliates (“Bandera”), which amended and restated the Nomination Agreement, dated May 14, 2009, entered into between the Company and such persons.  The Amended Nomination Agreement  provided that Bandera would tender all of its shares of common stock in the Offer and that its representatives on the Board, Gregory Bylinsky and Jefferson Gramm, would resign immediately following the closing of the Offer if Bandera owned less than 360,000 shares of Common Stock.

The Company also received a letter agreement from Edward Ramsden, a director of the Company and representative of Caburn Management, LP, stating that Caburn would tender its 323,672 shares of Common Stock in the Offer and that Mr. Ramsden would resign from the Board immediately following the closing of the Offer.

The Company commenced the Offer on October 5, 2010, but did not complete the Offer or purchase any shares pursuant thereto until the fourth fiscal quarter.

12.	Subsequent Events

The Offer expired on November 4, 2010.  Giving effect to shares properly tendered pursuant to a notice of guaranteed delivery, a total of 13,214,401 shares were properly tendered and not withdrawn in the Offer at a total purchase price of approximately $42.9 million.  The Company completed the purchase of shares on November 10, 2010.    The Offer was undersubscribed and all properly tendered shares were purchased by the Company.  The Company had 3,357,519 shares outstanding as of November 11, 2010.  Total costs in connection with the Offer were approximately $0.1 million.

On November 11, 2010, pursuant to the Amended Nomination Agreement, Gregory Bylinsky and Jefferson Gramm, Bandera’s representatives on the Board, resigned from the Board and Edward Ramsden, representative of Caburn Management LP, also resigned from the Board.  Additionally, the Board resolved to fix the size of the Board to six directors and Robert Frankfurt and Eric Kuby were appointed as directors of the Company.

PEERLESS SYSTEMS CORPORATION

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Highlights

Consolidated revenues for the nine months ended October 31, 2010 was $4.5 million, a 13% increase from the nine months ended October 31, 2009.  Engineering services and maintenance revenues decreased 80% , which was primarily attributable to declines in the demand for technologies we offer to OEMs and the requirement for traditional engineering services which we have decided not to offer.   One new perpetual license was executed during each of the first nine months of fiscal year 2011 and 2010

On August 26, 2010, we entered into an Employment Agreement with Timothy E. Brog, whereby he became the Chief Executive Officer of the Company.

On August 26, 2010, our Board of Directors approved a tender offer to acquire its common stock at a cash price of $3.25 per share in an amount up to $45 million.  The tender offer was commenced on October 5, 2010 and expired on November 4, 2010.  Giving effect to shares properly tendered pursuant to a notice of guaranteed delivery, a total of 13,214,401 shares were properly tendered and not withdrawn in the Offer at a total purchase price of $42,946,803.  We completed the purchase of shares on November 10, 2010.  The offer was undersubscribed and we purchased all properly tendered shares.  As of November 11, 2010, the Company had 3,357,519 shares outstanding.

On November 11, 2010, pursuant to the Amended Nomination Agreement, Gregory Bylinsky and Jefferson Gramm, Bandera’s representatives on the Board, resigned from the Board and Edward Ramsden, representative of Caburn Management LP, also resigned from the Board.  Additionally, the Board resolved to fix the size of the Board to six directors and Robert Frankfurt and Eric Kuby were appointed as directors of the Company.

General

We continue to generate revenue from our OEMs through the licensing of imaging solutions.  Our product licensing revenues are comprised of recurring per unit and block licensing revenues, perpetual licenses, and development licensing fees for source code or software development kits (“SDKs”).  Licensing revenues are derived from per unit fees paid periodically by our OEM customers upon manufacturing and subsequent commercial shipment of products incorporating the technology which we license.  Licensing revenues are also derived from arrangements in which we enable third party technology, such as solutions from Adobe Systems Inc. (“Adobe”) or Novell, to be used with our OEM partners’ products.

Block licenses are per-unit licenses in large volume quantities to an OEM for products either in or about to enter into distribution into the marketplace. Perpetual licenses allow OEMs to ship products using licensed technology without the further payment of licensing fees. Payment schedules for these licenses are negotiable and payment terms are often dependent on the size and other terms and conditions of the license being acquired.  Typically, payments are made in either one lump sum or over a period of four or fewer quarters.

Revenue received for block and perpetual licenses is recognized in accordance with provisions of ASC 985-605, Software – Revenue Recognition and ASC 605-25, Revenue Recognition – Multiple-Element Arrangements, which requires that revenue be recognized after the following conditions have been met: (1) delivery has occurred; (2) fees have been determined and are fixed; (3) collection of fees is probable; and (4) and evidence of an arrangement exists.  For block licenses that have a significant portion of the payments due within twelve months, revenue is generally recognized at the time the block license becomes effective assuming all other revenue recognition criteria have been met.

Historically, a limited number of customers have provided a substantial portion of our revenues.  Therefore, the availability and successful closing of new contracts, or modifications and additions to existing contracts with these customers may materially impact our financial position and results of operations from quarter to quarter.

The technology we license has addressed the worldwide market for monochrome printers (21-69 pages per minute) and multifunction printers (“MFP”) (21-110 pages per minute).  This market has been consolidating, and the demand for the technology offered by us has continued to decline since fiscal year 2008. The document imaging industry has changed.  Lower cost of development and production overseas as well as increasing complexity of imaging requirements makes us unable to effectively compete in this environment.  As a result, we sold our imaging and networking technologies and certain other assets to KMC in April 2008.  As part of the transaction we retained the right, subject to certain restrictions, to continue licensing the imaging technology that we had previously developed and continue to license third party imaging technologies.  We are currently pursuing other potential investment opportunities.  The strategy calls for aligning our cost structure with our current and projected revenue streams, maximizing the value of our licensed back technologies and expanding our business through investment opportunities.

Our inability to implement our strategy to enhance stockholder value as well as the declining sales trend of our existing licenses, downward price pressure on the technologies we license, downward price pressure on original equipment manufacturer (“OEM”) products and the anticipated consolidation of the number of OEMs in the marketplace, may have a material adverse effect on our business and financial results.  See “Forward Looking Statements” above.

Liquidity and Capital Resources

Our total assets at October 31, 2010 were $58.6 million, an increase of 3.8% from $56.4 million as of January 31, 2010.   Stockholders’ equity at October 31, 2010 was $54.3 million, an increase of 3.4% from $52.6 million as of January 31, 2010.  Our ratio of current assets to current liabilities was 22.2:1, which is an increase from the 17.7:1 ratio as of January 31, 2010.  Our operations provided $1.8 million mainly because of the operating profits and timing of receipts and payments associated with those operations during the nine months ended October 31, 2010, compared to $2.2 million in cash provided by operations during the nine months ended October 31, 2009.

During the nine months ended October 31, 2010, $16.0 million in cash was generated by our investing activities, mainly due to the proceeds received from the sale of the Company’s investment in Highbury Financial, Inc.

At October 31, 2010, our principal source of liquidity, cash and cash equivalents was $55.0 million; an increase of $18.3 million from January 31, 2010.  The increase is primarily due to the marketable securities which were sold during the nine months ended October 31, 2010. We do not have a credit facility and may require additional long-term capital to finance our strategy to enhance value for stockholders.

On August 26, 2010, the Company’s Board of Directors approved a tender offer by the Company to acquire its common stock at a cash price of $3.25 per share in an amount up to $45 million.  The Offer was commenced on October 5, 2010 and expired on November 4, 2010.  Giving effect to shares properly tendered pursuant to a notice of guaranteed delivery, a total of 13,214,401 shares were properly tendered and not withdrawn in the Offer at a total purchase price of $42,946,803.  The Company completed the purchase of shares on November 10, 2010.  As of November 11, 2020, the Company had 3,357,519 shares outstanding.

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

Results of Operations

Comparison of Quarters Ended October 31, 2010 and 2009

	Percentage of Total Revenues Three Months Ended October 31,		Percentage Change Three Months Ended October 31,
	2010	2009	2010 vs. 2009
Revenues:
Product licensing	100%	71%	315%
Engineering services and maintenance	-	29	(100)
Total revenues	100	100	196
Cost of revenues:
Product licensing	29	26	233
Engineering services and maintenance	2	6	9
Total cost of revenues	31	32	193
Gross margin	69	68	197

Sales and marketing	2	15	(66)
General and administrative	26	89	(12)
	28	104	(20)
Income (loss) from operations	40	(36)	(435)
Other income, net	3	504	(98)
Income before income taxes	43	468	(73)
Provision for income taxes	17	97	(47)
Net income	26%	371%	(80)%

Net Income

Our net income in the third quarter of fiscal year 2011 was $0.7 million, or $0.04 per basic and diluted share, compared to a net income of $3.5 million, or $0.21 per basic share and diluted share, in the third quarter of fiscal year 2010.

Revenues

Consolidated revenues were $2.8 million for the third quarter of fiscal year 2011, compared to $1.0 million for the third quarter of fiscal year 2010.  We experienced an increase in licensing revenues because of a non-recurring increase in product licensing during the current quarter versus the third quarter of fiscal year 2010.  Engineering services and maintenance revenues were $0 and $0.3 million, for the third quarter of fiscal year 2011 and 2010, respectively.  The decrease was due to the expiration of service and maintenance contracts with customers which we decided not to renew.

Cost of Revenues

Total cost of revenues was $0.9 million in the third quarter of fiscal year 2011, compared to $0.3 million in the third quarter of fiscal year 2010.  Product licensing costs increased $0.6 million in the third quarter of fiscal year 2011 primarily due to license fees incurred in connection with new product licensing.  Engineering services and maintenance costs in the third quarter of fiscal year 2011 were comparable to the third quarter of fiscal year 2010.

 Gross Margin

Our gross margins were 69% and 68% for the third quarters of fiscal years 2011 and 2010.

Operating Expenses

Total operating expenses decreased 20% to $0.8 million in the third quarter of fiscal year 2011, compared with $1.0 million in the third quarter of fiscal year 2010.

•
Sales and marketing expenses decreased 66% to $49,000 in the third quarter of fiscal year 2011 from $143,000 in the comparable quarter of fiscal year 2010.  The decrease was mainly due to reduction in compensation expenses and commissionable sales following the resignation of the Company’s President and Vice President of Sales.

•
General and administrative expenses decreased 12% to $0.7 million in the third quarter of fiscal year 2011, which included expenses associated with the tender offer of approximately $0.1 million, from $0.9 million in the comparable quarter of fiscal year 2010.  The decrease was due to lower staffing levels and a lower level of professional fees.

Income Taxes

Our $0.5 million tax provision for the third quarter of fiscal 2011 was the result of a pretax operating income.  Our $0.9 million tax provision for the third quarter of fiscal year 2010 was primarily due to the gain associated with an amended third party license agreement and the Highbury dividend.

Comparison of Nine Months Ended October 31, 2010 and 2009

	Percentage of Total Revenues Nine Months Ended October 31,		Percentage Change Nine Months Ended October 31,
	2010	2009	2010 vs. 2009
Revenues:
Product licensing	97%	85%	30%
Engineering services and maintenance	3	15	(80)
Total revenues	100	100	13
Cost of revenues:
Product licensing	25	(36)	(179)
Engineering services and maintenance	4	5	2
Total cost of revenues	30	(31)	(208)
Gross margin	70	131	(39)

Sales and marketing	8	13	(26)
General and administrative	50	58	(1)
Gain on sale of operating assets	-	(95)	(100)
	58	(24)	(374)
Income from operations	12	155	(91)
Other income, net	134	127	20
Income before income taxes	146	282	(41)
Provision for income taxes	58	104	(37)
Net income	88%	178%	(44)%

Net Income

Our net income in the first nine months of fiscal year 2011 was $3.9 million, or $0.25 per basic and $0.24 per diluted share, compared to a net income of $7.1 million, or $0.42 per basic and diluted share, in the first nine months of fiscal year 2010.

Revenues

Consolidated revenues were $4.5 million for the first nine months of fiscal year 2011, compared to $4.0 million for the first nine months of fiscal year 2010.  Licensing revenues increased $1.0 million in the first nine months of fiscal year 2011 primarily resulting from non-recurring new product licensing during the third quarter of fiscal 2011 offset by a decline in the demand for the other technologies we license.  Engineering services and maintenance revenues decreased $0.5 million, primarily as a result of the expiration of service and maintenance contracts which we decided not to renew.

Cost of Revenues

Total cost of revenues was $1.3 million in the first nine months of fiscal year 2011, compared to a gain of $1.2 million in the first nine months of fiscal year 2010.  Product licensing costs increased $2.5 million in the first nine months of fiscal year 2011 primarily resulting from the reversal of accrued licensing cost of $2.6 million during the first quarter of fiscal year 2010. Excluding this reversal, product licensing costs were comparable fiscal year over year.  Engineering services and maintenance costs in the first nine months of fiscal year 2011 and 2010 were $0.2 million.

Gross Margin

Our gross margin decreased to 70% for the first nine months of fiscal year 2011 compared with 131% in the first nine months of fiscal year 2010, because the reversal of the accrued licensing cost that occurred in fiscal year 2010.  Excluding the reversal of accrued licensing cost, our gross margin increased to 70% compared with 66%.  The increase was primarily the result of lower mix of products being sold for which we pay license fees to a third party.

Operating Expenses

Total operating expenses increased by 374% to $2.6 million for the first nine months of fiscal year 2011, compared to a gain of $1.0 million for the first nine months of fiscal year 2010.  Excluding the gain associated with the escrow payment in the first nine months of fiscal year 2010, total operating expenses decreased 10%.

•
Sales and marketing expenses decreased 26% to $377,000 in the first nine months of fiscal year 2011 from $512,000 in the first nine months of fiscal year 2010.  The decrease was due to the reduction of staffing which was no longer required in the sale of current product offerings.

•
General and administrative expenses decreased 1% to $2.2 million in the first nine months of fiscal year 2011 from $2.3 million in the first nine months of fiscal year 2010.  The decrease was a result of lower staffing levels and professional fees.

Other Income, net

Total other income was $6.0 million for the first nine months of fiscal 2011, compared to $5.0 million for the first nine months of fiscal 2010.  Other income for the first nine months of fiscal year 2011 was mainly due to dividends received of $3.1 million, and a $3.7 million realized gain on the Company’s investment in Highbury Financial, Inc. Other income for the first nine months of fiscal year 2010 was mainly attributable to $4.8 million dividend received from Highbury Financial, Inc.

Income Taxes

Our effective income tax rate was 39.9% for the nine months ended October 31, 2010 compared to 37.0% for the nine months ended October 31, 2009. The increase in tax rate is associated with the gain on our investment in Highbury.

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

For the period ending October 31, 2010 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2010, our disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting

In the nine months ended October 31, 2010, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

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

Since the closing of the tender offer on November 10, 2010, the Company has fewer resources to pursue its strategy to enhance stockholder value.

 On August 26, 2010, the Company’s Board of Directors approved a tender offer by the Company to acquire its common stock at a cash price of $3.25 per share in an amount up to $45 million.  The Offer was commenced on October 5, 2010 and expired on November 4, 2010.  Giving effect to shares properly tendered pursuant to a notice of guaranteed delivery, a total of 13,214,401 shares were properly tendered and not withdrawn in the Offer at a total purchase price of $42,946,803.  The Company completed the purchase of shares on November 10, 2010.  The Company’s total costs in connection with the Offer were approximately $0.1 million. As of November 11, 2010, the Company had 3,357,519 shares outstanding. Following completion of the Offer, the Company intends to continue to pursue its strategy to enhance stockholder value.  With a reduced cash balance, the Company has fewer resources to explore opportunities that enhance value for stockholders.

Item 6 —Exhibits.

EXHIBIT 10.1	Amended and Restated 2005 Equity Incentive Plan, dated November 1, 2010.

EXHIBIT 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Peerless Systems Corporation

By:	/s/ Timothy E. Brog
Chief Executive Officer

/s/ William R. Neil
Chief Financial Officer

Date: December 15, 2010

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
EXHIBIT 10.1*	Amended and Restated 2005 Equity Incentive Plan, dated November 1. 2010.

EXHIBIT 31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002
EXHIBIT 31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002
EXHIBIT 32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EXHIBIT 32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.