Form 10-K
period 2011-01-31
PEERLESS SYSTEMS CORP
filed 2011-05-02
CIK 897893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-21287

Peerless Systems Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-3732595
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

300 Atlantic Street, Suite 301, Stamford, CT	06901
(Address of Principal Executive Offices)	(Zip Code)

(203) 350-0040
 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $.001 par value	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐   No ☒

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

Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☐       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

The aggregate market value of the registrant’s common equity held by non-affiliates was approximately $32,594,549 as of July 31, 2010, based upon the last sale price of our common stock on the Nasdaq Capital Market on such date.

As of April 26, 2011, we had 3,455,249 shares of our common stock outstanding.

EXHIBIT 21	Registrant’s Wholly-Owned Subsidiaries
EXHIBIT 23.1	Consent of Independent Registered Public Accounting Firm
EXHIBIT 31.1	Certification of Chief Executive Officer
EXHIBIT 31.2	Certification of Chief Financial Officer
EXHIBIT 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

FORWARD-LOOKING STATEMENTS

Statements made by us in this report and in other reports and statements released by us that are not historical facts may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements are necessarily estimates reflecting the judgment of our senior management based on our current estimates, expectations, forecasts and projections and include comments that express our current opinions about trends and factors that may impact future strategy, strategic alternatives or operating results.  Disclosures that use words such as “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect,” “project” or the negative of these, as well as similar expressions, are intended to identify forward-looking statements.  These statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievement, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements.  We discuss such risks, uncertainties and other factors which could cause results to differ materially from management’s expectations throughout this report and specifically under the caption “Risk Factors” in Part I, Item 1A below.  Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below.

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

PART I

Item 1.  Business

Company Overview

Peerless Systems Corporation (referred to herein as “Peerless,” the “Company,” “we,” “our” or “us”) licenses imaging and networking technologies and components to the digital document markets, which include original equipment manufacturers (“OEMs”) of color and monochrome printers and multifunction office products.  We license software-based imaging and networking technology for controllers in embedded, attached and stand-alone digital document products such as printers, copiers and multifunction products (“MFPs”) of OEMs.

We were incorporated in California in 1982 and reincorporated in Delaware in September 1996.

Historically, we developed controller products and applications for sale to OEMs.  In order to process digital text and graphics, digital document products rely on a core set of imaging software and supporting electronics, collectively known as a digital imaging system.  Digital document products include monochrome (black and white) and color printers, copiers, fax machines and scanners, as well as MFPs that perform a combination of these imaging functions.  Our historical business has consisted of (i) products with Peerless developed intellectual property, (ii) products based upon an agreement with Novell Inc. (“Novell”) to license and support the Novell Embedded Systems Technology (“NEST”) Office Software Developers Kit (“SDK”), (iii) products based upon an agreement with Adobe Systems Corporation (“Adobe”) to bundle and sublicense Adobe’s licensed products into products for OEMs, and (iv) products based upon agreements with various other third parties.  Our contract with Adobe expired on March 31, 2010.  See Item 1A.  Risk Factors - Risks Related to Our Company and Our Historical Business - “We expect a decrease in our revenues for fiscal 2012 due to the expiration of our agreement with Adobe” below.

Effective April 30, 2008, we sold certain assets to Kyocera-Mita Corporation (“KMC”).  In this transaction (the “KMC Transaction”), we retained certain intellectual property and also entered into a license agreement with KMC whereby we have the right to sublicense to third parties the technology we sold to KMC.  Following the completion of the KMC Transaction, we continue to license and market our remaining technology and the technology licensed to us by KMC directly to OEM customers including Konica Minolta, Oki Data, Panasonic and Seiko Epson.  Our embedded application solution offerings also incorporate imaging and networking technologies developed internally or licensed from third parties.

Following the closing of the KMC Transaction, we have focused on managing costs and aligning expenses to better match anticipated revenue and managing our cash to preserve our capital in the current economic environment.  We are also exploring various alternatives to enhance stockholder value through establishing a new venture or acquiring an existing business, as well as through other investment opportunities.  See “Strategic Alternatives” and “Interim Investment Activities” under “Strategy for Our Company” below.

As part of this strategy, we invested in common stock and warrants of Highbury Financial, Inc. (“Highbury”), beginning in the spring of 2009.  On November 25, 2009, we filed a definitive proxy statement with the Securities and Exchange Commission to nominate one director for election to Highbury’s board of directors and make certain stockholder corporate governance proposals.

On December 12, 2009, Highbury entered into a merger agreement to be acquired by a subsidiary of Affiliated Managers Group, Inc. (“AMG”) for AMG common stock.  On December 18, 2009, we entered into an agreement with Highbury to withdraw our nominated director and support the AMG transaction.  In exchange, Highbury paid us $200,000 and agreed to add our nominee to its Board if the merger was not consummated by August 13, 2010.  Following the announcement of the transaction between Highbury and AMG, we implemented a hedging strategy related to AMG common stock.  The purpose of our hedging strategy was to preserve our profits in our shares of Highbury if the price of AMG common stock fell before the closing of the transaction or if the transaction was not consummated.  On April 15, 2010, the transaction was completed and our 3,070,355 shares of Highbury common stock were converted into 230,199 shares of AMG common stock (or 0.075951794 shares of AMG common stock per Highbury share).  Our gains on our investment in Highbury were subject to taxes at our normal corporate rate, were reduced by the outcome of our hedging strategy and were reduced by certain compensation paid to a director and a consultant.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

In addition, Highbury paid quarterly dividends of $0.05 per share of common stock and special dividends of $1.50 and $0.9977 per share of common stock on October 7, 2009 and April 15, 2010, respectively.  Over the term of its investment, Peerless received aggregate dividends of $8.1 million on its Highbury common stock investment.

On August 26, 2010, our Board of Directors approved a tender offer to acquire up to 13,846,153 shares of its common stock at a cash price of $3.25 per share, or a total price of $45 million.  The tender offer was commenced on October 5, 2010 and expired on November 4, 2010.   Giving effect to shares properly tendered pursuant to a notice of guaranteed delivery, a total of 13,214,401 shares were properly tendered and not withdrawn in the Offer at a total purchase price of $42,946,803.  We completed the purchase of all properly tendered shares on November 10, 2010.

As of January 31, 2011, we had 3,360,519 shares of common stock outstanding and cash and cash equivalents of $12.4 million. Our cash balance consists of amounts received in the KMC Transaction, gains realized from our investment in Highbury and revenues generated by our operations, less the approximately $42.9 million associated with the tender offer discussed above and expenses.

In December 2010, the Company opened an office in Stamford, Connecticut, which became the Company’s headquarters on February 1, 2011.  The Company continues to maintain an office in El Segundo, California.

Services Provided

Following the KMC Transaction, our primary business is licensing software-based imaging and networking systems for the digital document product marketplace.  Licensing revenues were 98% and 85% of total revenues in fiscal years 2011 and 2010, respectively.  During fiscal year 2011 we elected to discontinue engineering services and maintenance services.  Engineering services and maintenance revenues were 2% and 15% of total revenues in fiscal 2011 and 2010, respectively.

Our historical business has consisted of  (i) products with Peerless developed intellectual property, (ii) products based upon our agreement with Novell  to sublicense and support NEST Office SDK and (iii) products based upon an agreement with Adobe Systems Corporation (“Adobe”) to bundle and sublicense Adobe’s licensed products into products for OEMs.  Our agreement with Adobe expired on March 31, 2010.  Subsequent to March 31, 2010, we are no longer able to license new devices with respect to our Adobe line of business.  We will continue to collect licensing fees from our customers for the commercial life of all of their Adobe related products existing as of March 31, 2010 under our current sublicense agreements.  However, all maintenance revenue generated from our products ended on July 31, 2010.  We continue to be party to a license agreement with Novell.  We expect to continue to collect licensing fees for the useful life of the Novell related technology.

Customers

We currently derive substantially all of our revenues from direct sales to digital document product OEMs.   We have a license agreement with Novell which has generated substantial revenues for us.  Our license agreement with Adobe, which expired on March 31, 2010, generated substantial revenues for us through its expiration.  This agreement will only continue to generate revenue through the commercial life of existing licensed devices.  See Item 1A. Risk Factors – Risks Related to Our Company and Our Historical Business – “We expect a decrease in our revenues for fiscal 2012 due to the expiration of our agreement with Adobe” below.

We anticipate that our future revenues may be similarly concentrated with a limited number of customers.  Upon the consummation of the KMC Transaction, most of our prior revenue-generating agreements with KMC were terminated.  KMC may continue from time to time to sublicense third party technology from us.

Our largest customers (constituting greater than 10% of our total revenues) vary to some extent from year to year as product cycles end and contractual relationships expire.  We had three such customers in fiscal years 2011 and 2010, which accounted for $4.7 million and $2.9 million of our revenues in such years, constituting 77% and 60% of our total revenues, respectively.

Our licensing arrangements are based on the number of products, including our technology, shipped by our customers and the life cycles of these products.  Because we generate a large percentage of our revenues from a small number of customers and a few products, any loss of these customers or products would have a material adverse impact on our results of operations.  See Item 1A. Risk Factors – Risk Related to Our Company and Our Historical Business--“There is currently limited demand for our products, and demand will continue to decline in the future” below.

Many of our OEM customers have operations in Japan.  We are uncertain whether the earthquakes and subsequent tsunami in Japan that occurred in March and April 2011 will affect our customers.  See Item 1A. Risk Factors – Risk Related to Our Company and Our Historical Business –“The recent earthquake and related events in Japan may have a material adverse effect on our business and results in fiscal 2012 and future years” below.

Market Segments and Geographic Areas

We sell our products and services to OEMs which produce products for the enterprise and office sector of the digital document product market.  This market is characterized by digital document products ranging in price from approximately $500 to $1,000 each at the low end, to more than $50,000 at the high end.  These products typically offer high performance and are differentiated by customized features.  As a result of these unique requirements, we have typically addressed the office sector of the digital document product market via direct OEM relationships with individual digital document product manufacturers.  Our major customers in the office market in fiscal year 2011 included Konica Minolta, Oki Data and Novell.

Since the majority of our OEM customers are primarily companies headquartered in Japan, revenues from customers outside the United States accounted for 60% and 57% of our total revenues in fiscal years 2011 and 2010, respectively.   OEM customers headquartered in Japan sell products containing our technology primarily in the North American, Japanese and European marketplaces.  See Note 14 to the Consolidated Financial Statements below for information regarding revenues by geographical region for the last two fiscal years.

All of our contracts with international customers are denominated in U.S. dollars, and we expect this to continue.  As a result, we do not incur material foreign currency transaction costs in our business.

Industry Overview

The document imaging industry has rapidly changed.  Historically, most electronic imaging products in the office environment were stand-alone, monochrome machines, which were dedicated to a single print, copy, fax or scan function.  Today’s imaging products combine printer, fax and scan functions in a single, color MFP or All-in-One (“AiO”) devices.  These changes in technology and end-user requirements have created challenges for digital document product manufacturers.  These challenges include customer expectations for higher performance products at lower prices as well as the desire and ability of product manufacturers to develop more and more technology in-house.

Technology

Digital Imaging Products.  Peerless licenses software-based embedded imaging components to OEMs of printers and MFPs.  These imaging components increase the performance, image quality and network connectivity while lowering the overall device cost.  Our offerings to our customers have included the following products, most of which we sold to KMC and licensed back from KMC in the KMC Transaction:

•
PeerlessPrint Family of SDKs is a fully compatible Peerless implementation of HP PCL Page Description Languages.  The majority of PeerlessPrint sales are made in conjunction with other Peerless technology or third party technology.

•	Peerless XPS is a rendering solution for applications that use Microsoft’s XPS Page Description Language.

•	Peerless Software Print Server is a software-based print server with networking protocols that enables network print and scan connectivity.

•	PeerlessNet Web Services SDK provides advanced device control and Microsoft Windows Vista support.

•	PeerlessNet Security provides advanced network security functions for digital imaging devices.

Our license agreements have allowed us to integrate the proprietary technologies we originally developed and to license complementary technologies to our customers in bundled or single sales.  We are party to a license agreement with Novell to license the NEST Office SDK.  From 1999 to March 2010, we were party to a license agreement with Adobe to license Adobe PostScript. Our agreement with Adobe expired on March 31, 2010.

Strategy for Our Company

Following the closing of the KMC Transaction, we have focused on managing costs and aligning expenses to better match anticipated revenue, as well as managing our cash to preserve our capital in the current economic environment.  We are exploring various alternatives to enhance stockholder value through establishing a new venture or acquiring an existing business, as well as through other investment opportunities.

Historical Business.

In 2008, we implemented a strategy for our historical business to address declining demand for our core imaging technologies from our traditional OEM customer base.  The strategy involves maximizing the value of core technologies and managing costs and aligning expenses to better match anticipated revenue.

Managing Expenses.   On an ongoing basis, we will continue to manage our business in a manner that aligns our operating expenses with our anticipated revenue streams.

Core Technologies.   We will continue to license technology which we own or to which we have licensing rights.  Although our license agreement with Adobe has expired, we will continue to collect license fees from our current OEM customers for the commercial life of all of their Adobe related products existing as of March 31, 2010 under our current sublicense agreements.  We will continue to license our products with Peerless developed intellectual property, our Novell related products and other products which we own or to which we have licensing rights to current OEM customers.

Strategic Alternatives.

Since the sale of substantially all of our assets in April 2008, we have been identifying and exploring various alternatives to enhance stockholder value.  As part of this strategy, last year we invested in the common stock of Highbury, which resulted in a pre-tax gain of $10.1 million.

In fiscal 2012, our strategy may include  establishing a new venture that utilizes the expertise of management and the Board of Directors, as well as identifying acquisition candidates and investment opportunities.

Our inability to implement our strategic plan to develop a new business or acquire or invest in another company, as well as the declining sales trend of our historical business, may have a material adverse effect on our business and financial results.  See Item 1A. Risk Factors –Risks Relating to Our Business- “There is currently limited demand for our products and demand will continue to decline in the future” below.

Interim Investment Activities.

Until we establish a new venture, acquire an existing business or make an investment, the objective of our interim investment activities is to preserve the principal of our cash and cash equivalents and to maintain liquidity, while at the same time seeking higher yields without significantly increasing risk. To achieve this objective, we maintain a portfolio of cash equivalents and from time to time may also invest in marketable securities and short-term money market funds.  We are exposed to a variety of risks in investments, mainly the stability of the financial institutions in which we maintain our investments and a lowering of interest rates.  However, we do not believe that the risks associated with our interim investment activities would materially affect our operations or results.

 Intellectual Property and Proprietary Rights

We protect our proprietary rights through a combination of, among other things, trade secret, copyright and trademark laws, as well as the early implementation of nondisclosure and other contractual restrictions.

In the KMC Transaction, we sold substantially all of our intellectual property, including all of our patents, to KMC and licensed this IP back from KMC on a nonexclusive, worldwide, perpetual and royalty free basis, subject to certain restrictions.  In the KMC Transaction, we retained certain of our customized intellectual property that had been previously integrated into products we licensed to third parties or specifically created for our customers (other than KMC) after December 7, 2007.

As part of our confidentiality procedures, we enter into written nondisclosure agreements with our employees, consultants, prospective customers, OEMs and strategic partners and take further affirmative steps to limit access to and distribution of our software, intellectual property and other proprietary information.  Despite these efforts and in the event such agreements are not timely made, complied with or enforced, we may be unable to protect our proprietary rights.  See Item 1A. Risk Factors. Risk Related to our Company and our Historical Business – “If we fail to adequately protect intellectual property or face a claim of intellectual property infringement by a third party, we could lose our intellectual property rights or be liable for damages” below.

Competition

The market for outsourced imaging systems for digital document products is highly competitive and characterized by continuous pressure to enhance performance, add functionality, reduce costs and accelerate the release of new products.  We compete on the basis of the set of core technologies we sublicense from third parties, technology expertise, product functionality and price.  Our technology primarily competes with solutions developed internally by OEMs.  Virtually all of our OEM customers have significant investments in their existing solutions and have substantial resources to enhance existing products and to develop future products.  These OEMs have developed, are developing or may develop competing imaging system technologies and may implement these systems into their products, thereby replacing our technologies and further limiting our future business opportunities.   OEMs have increasingly been shifting away from third party solutions in favor of in-house development.  Therefore, we face competition from products internally developed by OEMs.  Although we continue to license and market the technology which we own or to which we have licensing rights directly to OEM customers, we have experienced increased difficulty in these efforts.

Our opportunities have been limited since the completion of the KMC Transaction and have become further limited because our license agreement with Adobe, pursuant to which we bundled and sublicensed Adobe’s licensed products into new products for OEMs, expired on March 31, 2010.  We compete in the digital document product marketplace.   Our competitors include Electronics for Imaging Inc., Primax Corporation (formerly known as Destiny Technology Corporation), Global Graphics Software Ltd., SOFHA GmbH, Software Imaging and Zoran Corporation (formerly Oak Technologies).  Our networking and security products compete with, among others, Silex Technology Inc, SafeNet Inc. and RSA, a division of EMC Corporation.

Employees

As of January 31, 2011, we had four full-time employees, one part-time employee and one consultant.  None of our employees are represented by a labor union, and we have never experienced any work stoppage.  We believe we have good relations with our employees.

Available Information

Our website address is www.peerless.com.  We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Our filings may also be read and copied at the SEC’s Public Reference Room at 100 F Street NE, Room 1580 Washington, DC 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  The address of that website is www.sec.gov.

Item 1A.  Risk Factors

Our short and long term success is subject to many factors that are beyond our control.  Stockholders and prospective stockholders in the Company should consider carefully the following risk factors, in addition to the information contained in this report.  This Annual Report on Form 10-K contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act and Section 21 of the Exchange Act, which are subject to a variety of risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below.  See “Forward Looking Statements” above.

Risks Related to Our Company and Our Historical Business

We expect a decrease in our revenues for fiscal 2012 due to the expiration of our agreement with Adobe.

Our agreement with Adobe to bundle and sublicense Adobe’s licensed products into new OEM products expired on March 31, 2010.  We are unable to transition our customer base to another provider.  We will only continue to collect licensing fees for the commercial life of all Adobe related products which existed as of March 31, 2010 for the useful life of these products under existing sublicense agreements.  We expect a material decrease in our revenues for fiscal 2012 due to the end of this agreement.  Our revenues from licensing products that include Adobe technology were approximately $2.2 million and $2.5 million for fiscal 2011 and 2010, respectively.

There is currently limited demand for our products and demand will continue to decline in the future.

Following the completion of the KMC Transaction, we continue to license and market the technology which we own or to which we have licensing rights directly to OEM customers.  Our licensing arrangements with our customers are based on the number of products including our technology shipped by these customers and the life cycles of these products.  Because we generate a large percentage of our revenues from a small number of customers and a few products, any loss of these customers or products would have a material adverse impact on our results of operations.  There has been a general decline in the rates of growth for the monochrome work group printer and MFP market segments in which we are engaged.  For those product platforms that do utilize the software we license, the competition has increased and we have experienced significant downward price pressure.  Although we are able to modify our technology to meet the needs of our customers, since 2007, we have elected not to develop new products and since late 2010, we have elected not to maintain a development engineering staff.  As a result of this decision, OEM demand for our solutions has declined.  This decline also occurred in some cases because the OEMs perceived that our solutions did not meet their technical requirements.  In other cases it occurred because the OEMs either developed the technology themselves or utilized lower cost offshore software competitors.  Although we continue to license our current technology and products to certain OEMs, there can be no assurance that the OEMs will continue to need or utilize the products and technology we currently offer.  We had an agreement with Adobe to bundle and sublicense Adobe’s licensed products into new OEM products which expired on March 31, 2010.  This termination has substantially reduced the range of products we are able to offer.  We believe this will materially diminish our ability to continue licensing products in the future.

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

During fiscal year 2011, three customers, Konica Minolta, Oki Data and Novell, each generated greater than 10% of our revenues, and collectively contributed 77% of our revenues for the year.  Perpetual and block licenses for the same time period were 36% of the Company’s revenue.

Along with our OEM customers and third party technology suppliers, we face intense competition within our industry, which is applying significant downward pricing pressure on products and services.  As a result, our OEM customers and third party technology suppliers continue to seek lower cost alternatives.  Some of our OEM customers and third party technology suppliers, including Adobe, have developed extensive offshore operations in countries such as India that are capable of delivering lower cost solutions. The ability of our OEM customers and third party technology suppliers to provide similar offerings at a lower cost may result in them no longer needing our services, as well as being in direct competition with us by providing similar technologies at a lower cost to our other customers.  This may result in us losing some of our customers and may have a material adverse effect on our business, results of operations and future cash flows.  See Note 16 Risks and Uncertainties to the financial statements below.

 Our licensing revenue is subject to significant fluctuations which may materially and adversely affect our operating results.

Our recurring license agreements result in revenues associated with the sale of block and perpetual licenses.  We have relied on block licenses due to aging OEM products in the marketplace, OEM demands in negotiating license agreements, reductions in the number of OEM products shipping and a product mix that changed from object code licensing arrangements to SDKs.  Revenues may continue to fluctuate significantly from quarter to quarter as the number of opportunities varies, if the signing of block licenses are delayed or the licensing opportunities are lost to competitors.  Any of these factors could have a material adverse effect on our operating results.

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

Our income in fiscal years 2010 and 2011 was increased due to our investment in Highbury.  We expect our fiscal 2012 net income to be substantially lower than in fiscal years 2010 and 2011.

In fiscal 2010, we had net income of $7.2 million, including approximately $5.0 million in dividends received on shares of common stock of Highbury.  In fiscal 2011, we had net income of $4.1 million, including approximately $3 million in dividends received on common stock of Highbury. We had approximately $10.1 million in pre-tax net income in connection with our investment in Highbury and AMG common stock, which was recognized over fiscal years 2010 and 2011.  Since these were one-time events, we expect our income to be lower in fiscal 2012 and future years.

The recent earthquake and related events in Japan may have a material adverse effect on our business and results in fiscal 2012 and future years.

In fiscal 2011, Japan headquartered OEM customers represented 56% of our revenues.  At present we are unable to determine the impact, if any, of the earthquakes, tsunami and related events that occurred in Japan in March and April 2011. The earthquakes, tsunami and related events, including effects on the availability of electric power, public transportation and parts as well as damage to any manufacturing facilities of our customers, could affect our customers and therefore have a substantial material adverse effect on our business and financial results in fiscal 2012 and future years.

If we fail to adequately protect intellectual property or face a claim of intellectual property infringement by a third party, we could lose our intellectual property rights or be liable for damages.

We protect our proprietary rights in a number of ways, including, but not limited to, trade secret, copyright and trademark laws, as well as early implementation of nondisclosure and other contractual restrictions.

As part of the KMC Transaction, we sold substantially all of our intellectual property, including all of our patents to KMC and executed a license agreement pursuant to which KMC licensed the intellectual property (“IP”) back to us on a nonexclusive, worldwide, perpetual and royalty free basis subject to certain restrictions.  Excluded from the IP that was sold to KMC was all of our customized intellectual property that had been previously integrated into products or services licensed or otherwise provided by us to third parties or specifically created for our customers  after December 7, 2007 other than KMC and, which, in either case, had not also been provided to or integrated into products or services licensed to KMC, or developed pursuant to or in connection with certain agreements with KMC.

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

As the number of patents, copyrights, trademarks and other intellectual property rights in our industry increases, products using our technologies increasingly may become the subject of infringement claims.  There can be no assurance that third parties will not assert infringement claims against us in the future.  Any such claims, regardless of merit, could be time consuming, divert the efforts of our technical and management personnel from productive tasks, result in costly litigation, cause product shipment delays or require us to enter into royalty or license agreements.  Such royalty or license agreements, if required, may not be available on terms acceptable to us, or at all, which could have a material adverse effect on our operating results.  In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights.  Litigation to determine the validity of any claims, whether or not such litigation is determined in favor of us, could result in significant expense to us and divert the efforts of our technical and management personnel from productive tasks.  We may lack sufficient resources to initiate a meritorious claim.  In the event of an adverse ruling in any litigation regarding intellectual property, we may be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology, or obtain licenses to infringing or substituted technology.  Our failure to develop or license on acceptable terms a substitute technology, if required, could have a material adverse effect on our operating results.

If we are not in compliance with our license agreements, we may lose our rights to sublicense technology; our competitors are aggressively pursuing the sale of licensed third party technology.

We currently sublicense third party technologies to our OEM customers, which sublicenses accounted for $6.0 million and $4.1 million in revenue in fiscal 2011 and 2010, respectively.  Such sublicense agreements are non-exclusive.  If we are determined not to be in compliance with the agreements between us and our licensors, we may forfeit our right to sublicense these technologies.  Likewise, if such sublicense agreements expire, we would lose our right to sublicense the affected technologies.  Additionally, the licensing of these technologies has become very competitive, with competitors possessing substantially greater financial and technical resources and market penetration than us.  As competitors are pursuing aggressive strategies to obtain similar rights as held by us to sublicense these third party technologies, there is no assurance that we can remain competitive in the marketplace if one or more competitors are successful in this strategy.

Our international activities may expose us to risks associated with international business.

We are substantially dependent on our international business activities.  Risks inherent in these international business activities include:

•	changes in the economic, geographic or environmental conditions of foreign countries, including, but not limited to, Japan where many of our customers are located;

•	the imposition of government controls;

•	tailoring of products to local requirements;

•	trade restrictions

•	changes in tariffs and taxes;

•	the burdens of complying with a wide variety of foreign laws and regulations; and

•	major currency rate fluctuations, which may affect demand for our products, any of which could have a material adverse effect on our operating results.

If we are unable to adapt to international conditions, our business may be adversely affected.

The failure of any financial institution in which we deposit funds could significantly reduce the amount of cash we have available for our corporate and business purposes.

We maintain our cash equivalents in various accounts with nationally-recognized financial institutions.  Although we have diversified our holdings in multiple institutions, our accounts may be uninsured and therefore subject to loss or total forfeiture.  Financial institutions are subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by the current financial and credit crisis and bankruptcies which have affected various sectors of the financial markets and led to global credit and liquidity issues.  If any of the financial institutions in which we have deposited funds ultimately fails or freezes redemptions of our accounts, we may lose part or all of our investments.  The loss of part or all of our investments could significantly reduce the amount of cash we have available for our corporate and business purposes, which would materially and adversely affect our operations.

Failure to maintain our Nasdaq listing would adversely affect the trading price and liquidity of our common stock.

If we are not able to maintain compliance with Nasdaq’s listing requirements, our common stock may be subject to removal from listing on the Nasdaq Capital Market.  Trading in our common stock after a delisting, if any, would likely be conducted in the over-the-counter markets in the so-called “pink sheets” or the over-the-counter markets and could also be subject to additional restrictions.  As a consequence of a delisting, our stockholders would find it more difficult to dispose, or obtain accurate quotations as to the market value, of our common stock.  In addition, a delisting would make our common stock substantially less attractive as collateral for margin and purpose loans, for investment by financial institutions under their internal policies or state legal investment laws or as consideration in future capital raising transactions.

If we fail to maintain an effective system of internal control over financial reporting or discover material weaknesses in our internal control over financial reporting or financial reporting practices, we may not be able to report our financial results accurately or detect fraud, which could harm our business and the trading price of our stock.

Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud.  We are required to periodically evaluate the effectiveness of the design and operation of our internal controls.  These evaluations may result in the conclusion that enhancements, modifications or changes to our internal controls are necessary or desirable.  While management evaluates the effectiveness of our internal controls on a regular basis, we cannot provide absolute assurance that these controls will always be effective or any assurance that the controls, accounting processes, procedures and underlying assumptions will not be subject to revision.  There are also inherent limitations on the effectiveness of internal controls and financial reporting practices, including collusion, management override and failure of human judgment.  Because of this, control procedures and financial reporting practices are designed to reduce rather than eliminate business risks.  We are required to document and test our internal control procedures under Section 404 of the Sarbanes-Oxley Act, which includes annual management assessments of the effectiveness of such internal controls.  If we fail to maintain an effective system of internal control over financial reporting or if management or our independent registered public accounting firm  discovered material weaknesses in our internal control over financial reporting (or if our system of controls and audits results in a change of practices or new information or conclusions about our financial reporting), we may be unable to produce reliable financial reports or prevent fraud and it could harm our financial condition and results of operations and result in loss of investor confidence and a decline in our stock price.

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

 Risk Related to Our Strategy to Increase Value for Stockholders

Since the closing of the tender offer on November 10, 2010, the Company has fewer resources and alternatives to pursue its strategy to enhance stockholder value.

On November 10, 2010, the Company completed a tender offer to acquire up to 13,846,153 shares of its common stock at a cash price of $3.25 per share, or a total price of $45 million.  A total of 13,214,401 shares were properly tendered and not withdrawn in the offer and purchased at a total price of $42,946,803.  As of January 31, 2011, the Company had cash and cash equivalents of $12.4 million.  This amount will be used, along with revenues and receivables, to fund the Company’s future operating expenses, which totaled $3.4 million in fiscal 2011, as well as to pursue its strategy to enhance stockholder value.  With a reduced cash balance, the Company has fewer resources to explore various alternatives to enhance value for stockholders, and a more limited range of available alternatives.

A significant portion of our working capital could be expended in pursuing strategies that do not enhance value for all stockholders.

We expect that the investigation of each specific opportunity, structuring of the transaction, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial time and attention and substantial costs including, but not limited to, costs for accountants, attorneys and other advisors.  In addition, we may determine to investigate developing a new business, which may include substantial legal and/or financial advisory costs, or to make downpayments or pay exclusivity or similar fees in connection with structuring and negotiating business combinations.  If we determine not to, or are unable to consummate a specific opportunity, the costs incurred will not be recoverable.  Any such event will result in a loss to us of the related costs incurred, which could materially and adversely affect our subsequent attempts to locate and combine with another business.

Our current corporate strategy depends in part on our ability to successfully establish a new venture, acquire an existing company or make another investment.   Our failure to execute this strategy could reduce our earnings and reduce our cash reserves.  In addition, our investments, developments and/or acquisitions may be subject to substantial risk.

               Our current corporate strategy involves exploring various alternatives to enhance stockholder value through establishing a new venture or acquiring an existing business, as well as through other investment opportunities.  Potential risks related to this strategy include lack of necessary capital, the inability to satisfy closing conditions, failure to identify suitable or economically acceptable alternatives, the inability to successfully integrate a new business into our operations.  Our ability to enhance value to stockholders and manage growth depends upon our ability to continue to invest in operational, financial and management information systems and to attract, retain, motivate and effectively manage our employees.  The inability to effectively manage the integration of new operations could reduce our focus on subsequent acquisitions and current operations, which, in turn, could negatively impact our earnings and growth.  In addition, even if we develop a new business or invest in or acquire another company, there is no guarantee that such transactions will be successful in producing revenue or profits.

We are pursuing a strategy which may not enhance value for stockholders.

Since the completion of the KMC Transaction in April 2008, we have been exploring various alternatives to enhance stockholder value through establishing a new venture or acquiring an existing business, as well as through other investment opportunities. However, we may not be able to identify an appropriate alternative.  If we do identify a suitable opportunity for a new business, acquisition or investment, we may not be able to successfully and satisfactorily execute the opportunity.  Furthermore, if we are successful in executing the opportunity, the integration of the opportunity will involve a number of risks and presents financial, managerial and operational challenges.  Therefore, we cannot assure that this strategy will enhance value to stockholders.

We may be subject to further government regulation, including the Investment Company Act of 1940, which could adversely affect our operations.

Although we are not currently engaged in the business of investing, reinvesting, or trading in securities, and do not currently hold ourselves out as being engaged in those activities,  Peerless may be deemed to be an “inadvertent investment company” under section 3(a)(1)(C) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), if the value of its investment securities (as defined in the Investment Company Act) is found to be more than 40% of its total assets (exclusive of government securities and cash and certain cash equivalents).

Peerless does not intend to be regulated as an investment company under the Investment Company Act.  However, if Peerless were deemed an “investment company” requiring registration under the Investment Company Act, applicable restrictions could make it impractical for Peerless to continue its business as contemplated and could have a material adverse effect on our business. In the event that Peerless were to be required to register as an investment company under the Investment Company Act, Peerless would be forced to comply with substantive requirements under the Act, including:

•	limitations on our capital structure,

•	limitations on the issuance of debt and equity securities,

•	restrictions on acquisitions of interests in partner companies,

•	prohibitions on transactions with affiliates,

•	prohibitions on the issuance of options and other limitations on our ability to compensate key employees;

•	certain governance requirements,

•	restrictions on specific investments, and

•	reporting, record-keeping, voting and proxy disclosure requirements.

If we are deemed an investment company subject to registration under the Investment Company Act, compliance costs and burdens upon Peerless may increase and the additional requirements may constrain Peerless’ ability to conduct its business, which may adversely affect our business, results of operations or financial condition.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

The Company leases an office of approximately 300 square feet in El Segundo, California.   In December 2010, we began to lease office space of approximately 500 square feet in Stamford, Connecticut.  We designated the Stamford, Connecticut office as our headquarters as of February 1, 2011.

Item 3.  Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal matters occurring in the ordinary course of business. Such other routine legal matters in the aggregate are believed by management to be immaterial to the Company’s financial condition or results of operations.

Item 4.  Removed and Reserved

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Capital Market under the symbol “PRLS”.  The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the Nasdaq Capital Market.

	Fiscal Year Ended January 31,
	2011		2010
Quarter	High	Low	High	Low
First	$2.97	$2.50	$1.95	$1.59
Second	$2.89	$2.58	$2.25	$1.80
Third	$3.22	$2.80	$2.50	$2.16
Fourth	$3.50	$3.00	$2.74	$2.26

The closing price of our common stock on the Nasdaq Capital Market on April 26, 2011 was $3.16.  Stockholders are urged to obtain current market quotations for our common stock.  As of April 26, 2011, there were approximately 80 holders of record of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The information included under Item 12 of Part III of this report is hereby incorporated by reference into Item 5 of this report.

Dividend Policy

We have not declared or paid any cash dividends on our common stock during any period for which financial information is provided in this Annual Report on Form 10-K.  We are currently exploring ways to use our cash resources to enhance stockholder value through establishing a new venture or acquiring an existing business, as well as through other investment opportunities.

Tender Offer and Share Repurchase Program

On August 26, 2010, the Board of Directors approved a tender offer by the Company to purchase up to 13,846,153 shares of its common stock at a cash price of $3.25 per share, or a total price of $45 million.  The offer expired on November 4, 2010.  Giving effect to shares properly tendered pursuant to a notice of guaranteed delivery, a total of 13,214,401 shares were properly tendered and not withdrawn in the offer at a total purchase price of approximately $42.9 million.  The Company completed the purchase of shares on November 10, 2010.  The offer was undersubscribed and all properly tendered shares were purchased by the Company.  The Company had 3,357,519 shares outstanding as of November 11, 2010.  Total costs in connection with the offer were approximately $0.1 million.

In July 2008, the Company implemented a share repurchase program under Rule 10b5-1 to repurchase up to 2,000,000 shares of its common stock.  The program was expanded in June 2009 to allow the repurchase of an additional 2,000,000 shares of common stock.   1,413,191 shares remain available for purchase under this program.  The Company did not repurchase any shares pursuant to the program in fiscal 2011.

The Board may from time to time determine to repurchase additional shares or engage in a self-tender to deliver value to stockholders.

Item 6.  Selected Financial Data

Not applicable.

 Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis contains forward-looking statements that involve risks and uncertainties.  The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future.  All forward-looking statements included in this Annual Report on Form 10-K are based on current expectations, estimates, forecasts and projections about the industry in which we operate, management’s beliefs and assumptions made by management.  These statements are not guarantees of future performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.  We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  For a discussion of factors and trends that could impact our business and results, please refer to “Risk Factors” above.

The following should be read in conjunction with the audited consolidated financial statements and related notes thereto contained in this Annual Report on Form 10-K.

Highlights

Highlights of our fiscal year 2011 include:

•	We realized a total gain of $10.1 million on our investment in Highbury, comprised of $5.8 million in fiscal 2011 and $4.3 million in fiscal 2010.

•
Although we expect to see a reduction in revenues in fiscal 2012, in fiscal 2011, we successfully managed costs and aligned expenses to our revenue stream, which resulted in an operating profit of $0.9 million.

•
We provided our stockholders with liquidity and the opportunity to sell their shares at a premium through a tender offer.  In the offer, completed on November 10, 2010, we purchased approximately 13.2 million of our approximately 16.6 million outstanding shares of common stock for approximately $42.9 million.

•
We have established a new corporate headquarters in Stamford, Connecticut while maintaining an office in El Segundo, California.  Although we now have two offices, we have reduced total expected rent expenses by approximately $12,000 in fiscal year 2012.

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

Certain product licensing revenues are dependent, in part, on the timing and accuracy of product sales reports received from our OEM customers.  These reports are provided only on a calendar quarter basis and, in any event, are subject to delay and potential revision by the OEM.  Therefore, we are required to estimate all of the recurring product licensing revenues for the last month of each fiscal quarter and to further estimate all of our quarterly revenues from an OEM when the report from such OEM is not received in a timely manner.  In the event we are unable to estimate such revenues accurately prior to reporting financial results, we may be required to adjust revenues in subsequent periods.  Actual results have historically been consistent with management’s estimates.

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

Stock-based Compensation

On February 1, 2006 the Company adopted Financial Accounting Standards Board (“FASB”) ASC 718, Compensation – Stock Compensation (formerly known as FAS 123(R) Share-Based Payments) using the modified-prospective transition method.  Compensation cost recognized subsequent to adoption includes: (i) compensation cost for all share-based payments granted prior to, but unvested as of January 31, 2006, based on the grant date fair value, which is determined using a Black-Scholes option pricing model and (ii) compensation cost for all share-based payments granted subsequent to February 1, 2006, based on the grant-date fair value using a Black-Scholes option pricing model to estimate the grant date fair value of share-based awards.

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

Compensation expense for share-based awards is recognized using a straight-line, or single-option method.  We recognize these compensation costs over the service period of the award, which is generally the options vesting term of four years.

We recorded approximately $343,000 in stock-based compensation expense during the fiscal year ended January 31, 2011.  This consisted of approximately $9,000 for a grant of common stock to an employee, approximately $253,000 for issuances of restricted common stock, approximately $90,000 for option issuances and approximately ($9,000) for the forfeiture of restricted common stock. Stock-based compensation expense was allocated as follows for the twelve month period ended January 31, 2011: $13,490 in sales and marketing and $329,167 included in general and administrative expense.  We granted 150,000 options and issued 3,000 shares of common stock and 255,000 shares of restricted common stock in the twelve months ended January 31, 2011.  48,750 of the options and 20,000 shares of restricted common stock were forfeited due to Board resignations in connection with the Company’s tender offer completed in November 2010.

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

In February 2007, the Company adopted FASB ASC 740-10, Income Taxes (formerly known as FIN 48 Accounting for Uncertainty in Income Taxes an Interpretation of FAS109).   See Note 10 - Income Taxes - in the Notes to the Consolidated Financial Statements below for further information.

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

In assessing whether deferred tax assets can be realized, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets depends upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible.  We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

As of January 31, 2011, we had available deferred tax assets of approximately $35,000 to reduce future income tax liabilities, which consisted primarily of accrued book expenses, which become deductible in the next fiscal year.  The Company utilized all of its federal net operating losses of approximately $2.3 million to reduce its taxable income, during the first three fiscal quarters of fiscal 2011.  The Company also used the maximum amount of research and development credits of $0.9 million in the State of California to offset income for the first three fiscal quarters of fiscal 2011.  During the fourth quarter of fiscal 2011, the Company recorded an increase in the valuation allowance of approximately $58,000.  Substantially all of the Company’s remaining deferred tax assets were permanently impaired due to a deemed ownership change in connection with the Company’s self-tender offer completed on November 10, 2011.  The deemed ownership change occurred pursuant to Section 382 of the Internal Revenue Code and resulted in the impairment of approximately $2.3 million of research and development credits and approximately $608,000 in net operating losses in the State of California.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain items from our statements of operations to total revenues.

	Percentage of Total Revenues Years Ended January 31,		Percentage Change Years Ended January 31,
	2011	2010	2011 vs. 2010
Revenues:
Product licensing	98%	86%	46
Engineering services and maintenance	2	14	(83)
Total revenues	100	100	27
Cost of revenues:
Product licensing	25	(28)	(215)
Engineering services and maintenance	5	5	15
Total cost of revenues	30	(23)	(266)
Gross margin	70	123	(28)

Sales and marketing	7	13	(30)
General and administrative	48	55	10
Gain on sale of operating assets	-	(78)	(100)
	55	(10)	(826)
Income (loss) from operations	15	133	(86)
Other income, net	97	110	12
Income (loss) before income taxes	112	243	(41)
Provision for income taxes	45	93	(39)
Net income (loss)	67%	149%	(43)

 Net Income

Net income for the twelve month period ended January 31, 2011 was $4.1 million or $0.32 per basic and $0.31 per diluted share, compared to a net income of $7.2 million, or $0.44 per basic and $0.43 per diluted share, in fiscal year 2010.

Consolidated revenues for fiscal year 2011 were $6.2 million, compared to $4.8 million in fiscal year 2010.  The increase in revenue from fiscal year 2010 to fiscal year 2011 was primarily the result of the sale of a $1.8 million perpetual license and an increase in per unit licensing revenue resulting from an OEM electing to use per unit licensing versus entering into a block license agreement during fiscal year 2011.

Product licensing revenues for fiscal year 2011 were $6.0 million, compared to $4.1 million in fiscal year 2010.   A block license agreement totaling $0.3 million was signed during fiscal year 2011.  This is compared with block license agreements of $1.0 million signed in fiscal year 2010, of which $0.7 million was recognized as revenue during fiscal year 2010 and $0.3 million was recognized in fiscal year 2011.   We also signed a $1.8 million perpetual license during fiscal year 2011.

Engineering services and maintenance revenues were $0.1 million in fiscal year 2011, compared to $0.7 million in fiscal year 2010.  The decrease was due to the expiration of service and maintenance contracts with customers which we decided not to renew.

Cost of Revenues

Cost of revenues for fiscal year 2011 was $1.9 million compared to $(1.1) million in fiscal year 2010.  Product licensing costs were $1.6 million in fiscal year 2011 compared to $(1.4) million in fiscal year 2010.  The increase in product licensing cost in fiscal year 2011 was the result of a $2.6 million change in estimate in fiscal year 2010 that resulted from our negotiation and resulting reduction in certain third party licensing cost.  The overall increase in cost of revenues over the last two years was the result of higher levels of third party technologies in our product licensing revenues.  Engineering services and maintenance cost of sales was $0.3 million and $0.2 million in fiscal years 2011 and 2010, respectively.  The increase was the result of severance costs associated with our decision not to renew service and maintenance contracts.

Gross Margin

Gross margin as a percentage of total revenues was 70% in fiscal year 2011 compared to 123% in fiscal year 2010.  The decrease from fiscal 2010 was the result of the $2.6 million change in estimate that resulted from our negotiation and resulting reduction in certain third party licensing cost discussed above.

Operating Expenses

Operating expenses for fiscal year 2011 were $3.4 million compared to $(0.5) million for fiscal year 2010.  Expenses for fiscal year 2010 include a $3.8 million gain for the early release of the escrow associated with the KMC Transaction.

•	Sales and marketing expenses were reduced from $0.6 million in fiscal year 2010 to $0.4 million in fiscal year 2011, as a result of a reduction in staffing and lower professional fees.

•
General and administrative expenses were $3.0 million in fiscal year 2011, compared to $2.7 million in fiscal year 2010.  The increase was attributable to the incentive payments that resulted from the gains associated with our investment in Highbury Financial.

Other Income, Interest Income and Expenses and Taxes

Other income earned in fiscal year 2010 and 2011 was mainly attributable to the gain associated with our investment in Highbury See   “Highlights” above.  Interest income earned in fiscal year 2010 and 2011 was attributable to interest and investment income earned on cash and cash equivalents and investment balances.

Contractual Obligations

The following table summarizes our contractual obligations at January 31, 2011, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Operating lease obligations	$26	$26	$—	$—	$—
Total	$26	$26	$—	$—	$—

Liquidity and Capital Resources

As of January 31, 2011, our principal source of liquidity, cash and cash equivalents was $12.4 million, a decrease of $24.3 million from January 31, 2010.  The decrease is primarily due to the use of $42.9 million associated with the repurchase of shares in our tender offer that was completed on November 10, 2010.  The cost of the tender offer was offset by the amounts realized in our gain on the investment in Highbury securities and the profits associated with our operations.

 In connection with our tender offer, total assets decreased 74% from $56.4 million at January 31, 2010 to $14.6 million at January 31, 2011 and stockholders’ equity decreased 78% from $52.6 million at January 31, 2010 to $11.8 million at January 31, 2011.    The ratio of current assets to current liabilities was 12.5:1 compared to 17.7:1 last year.  Our operating activities during fiscal 2011 provided $2.2 million in cash, compared to cash flow from operating activities of $3.8 million in fiscal 2010.

Our investing activities during the fiscal year ended January 31, 2011 provided $16.0 million in cash, compared to our investing activities using $9.5 million in cash in fiscal 2010.

Our financing activities used $42.5 million, mainly due to the cost of the tender offer, compared to $2.4 million in fiscal 2010.

At January 31, 2011, net trade receivables were $0.7 million higher than at January 31, 2010, due to the timing of collection of amounts receivable under our license agreements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

See Index to Financial Statements on page F – 1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including the  Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the SEC.  Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

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

Based on the results of our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2011.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our  Chief Executive Officer and Chief Financial Officer , we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2011 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective, as described above, as of January 31, 2011.  We have reviewed the results of management’s assessment with our Audit Committee.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that was conducted during the fiscal quarter ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Certifications

The certification of our  Chief Executive Officer and Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, as amended, is attached as an exhibit to this Annual Report on Form 10-K.  The disclosures set forth in this Item 9A contain information concerning (i) the evaluation of our disclosure controls and procedures referred to in paragraph 4 of the certifications and (ii) material weaknesses in the operation of our internal control over financial reporting referred to in paragraph 5 of the certifications.  Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

Inherent Limitations on Effectiveness of Controls

Our management, comprised of our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Steven M. Bathgate, age 56, has been a director of the Company since May 2008.  Since 1996, Mr. Bathgate has been Senior Managing Partner of GVC Capital LLC ("GVC"), formerly known as Bathgate Capital Partners LLC, a FINRA-licensed broker dealer.  Prior to starting GVC, he was the Chairman and Chief Executive Officer of Cohig & Associates, Inc., an NASD member firm specializing in public and private financing for emerging growth companies.  His other previous experience includes employment by Wall Street West, Dain Bosworth, Inc., and the National Association of Securities Dealers, Inc.  He received his B.S. degree in finance from the University of Colorado.  Mr. Bathgate is a director of Omni Bio Pharmaceutical, Inc, a public emerging biopharmaceutical company.  Mr. Bathgate has the Series 7, 24, 27, 63 and 79 securities licenses.  The Board believes that Mr. Bathgate’s experience in the financial services industry and in evaluating acquisitions is valuable to the Company in pursuing its strategy to enhance value for stockholders through establishing a new venture or acquiring an existing business or through another investment opportunity.

Timothy E. Brog, age 47, has been the Chairman of the Board of Directors since June 2008, Chief Executive Officer since August 2010 and a director of Peerless since July 2007.  Mr. Brog was the Managing Director of Locksmith Capital Management LLC, the portfolio manager to Locksmith Value Opportunity Fund LP, from September 2007 to August 2010 and the Managing Director of E2 Investment Partners LLC, a special purpose vehicle to invest in Peerless, from March 2007 to July 2008.  Mr. Brog was President of Pembridge Capital Management LLC, the portfolio manager of Pembridge Value Opportunity Fund LP, a deep value activist hedge fund, from June 2004 to September 2007.  Mr. Brog was the Managing Director of The Edward Andrews Group Inc., a boutique investment bank from 1996 to 2007.  From 1989 to 1995, Mr. Brog was a corporate finance and mergers and acquisitions associate of the law firm Skadden, Arps, Slate, Meagher & Flom LLP.  Mr. Brog received a J.D. from Fordham University School of Law in 1989 and a B.A. from Tufts University in 1986.  Mr. Brog is a Director of Eco-Bat Technologies Limited.  The Board believes that Mr. Brog’s legal, investment banking  and value investment experience position him well to serve as Chairman and CEO of Peerless and are extremely valuable to the Company in establishing a new venture, acquiring an existing business or making another investment.

Robert Frankfurt, age 45, has been a director of the Company since November 11, 2010.  Mr. Frankfurt is the founder of Myca Partners, Inc., an investment advisory services firm, and has served as its President since November 2006.  From February 2005 through December 2005, Mr. Frankfurt served as the Vice President of Sandell Asset Management Corp., a privately owned hedge fund.  From October 2002 through January 2005, Mr. Frankfurt was a private investor.  Mr. Frankfurt graduated from the Wharton School of Business at the University of Pennsylvania with a B.S. in Economics and received an M.B.A. from the Anderson Graduate School of Management at UCLA.  The Board believes that Mr. Frankfurt's experience in managing and making investments, including value-oriented investments, will be valuable to the Company as it pursues its strategy to enhance value for stockholders.  Mr. Frankfurt is also a director of Handy & Harman Ltd, a diversified global industrial company and Mercury Payment Systems, Inc. a payment processing solutions provider.

Jeffrey A. Hammer, age 48, has served as a director since August 11, 2008.  Mr. Hammer is currently a Managing Director and Co-Head of the Secondary Advisory business at Houlihan Lokey Howard & Zukin.  Mr. Hammer joined Houlihan Lokey in March 2009 from Bear Stearns & Co, where he was a Senior Managing Director from June 2004 through December 2008.  During this time, Mr. Hammer served as the Global Head of Origination for the Private Funds Group from June 2007 through December 2008 and the Co-Head of the private equity fund-of-funds and secondary investing unit, Private Equity Advisors, from June 2004 to June 2007.  From April 1999 to May 2004, Mr. Hammer was a Managing Director and Co-Founder of BDC Financial, a Boston-based specialist private equity manager.  During the six-year period prior to BDC’s formation in 1999, Mr. Hammer founded two investment management firms, one backed by AEW Capital Management and the AT&T Master Pension Trust and the other backed by Nomura Securities.  Mr. Hammer previously served as a senior executive of a leading online provider of SEC-filed corporate financial information.  Earlier in his career, Mr. Hammer held positions in investment banking at Morgan Stanley & Co. Inc. in New York and Goldman Sachs & Co. in New York and London.  Mr. Hammer received an MBA from Harvard University and an AB from Princeton University.  Mr. Hammer has the Series 7, 24, 63 and 79 securities license.  Mr. Hammer has substantial experience in sourcing and executing acquisitions and investments, which the Board believes is essential to enable the Company to carry out its strategy.  Mr. Hammer’s experience positions him well to serve as a director and to fill the critical role of Audit Committee “financial expert”.

Eric Kuby, age 51, has been a director of the Company since November 11, 2010.  Mr. Kuby has been a Chief Investment Officer and a member of the Investment Committee of North Star Investment Management Corporation, an SEC registered investment advisor, since September 2004.  Previously, he was a Director of Investments at Wachovia Securities and a Senior Portfolio Manager of First Albany Asset Management, where he served on the Investment Strategy Committee specifically responsible for the micro cap portfolio.  Prior to joining First Albany, Eric was Senior Portfolio Manager at Oppenheimer Investment Advisors, Chief Investment Officer at Rodman Advisory Services and Associate Director at Bear Stearns.  Eric holds an MBA in Finance as well as a BA in Economics from The University of Chicago.  He holds the Series 7, 63 and 65 securities licenses.  The Board believes that Mr. Kuby’s experience as the Chief Investment Officer of North Star Investment Management Corporation will be valuable to the Company as it pursues its strategy to enhance value for stockholders.

Jeffrey S.  Wald, age 37, has been a director of the Company since June 23, 2010.  Since May 2010, Mr. Wald has been the Chief Operating Officer and Chief Financial Officer of Work Market, Inc., a labor resource platform that enables an on demand work force that he co-founded.  Mr. Wald was a consultant to the Company from December 2008 until October 2010, advising the Company on a day to day basis regarding sourcing and executing potential acquisitions.  Mr. Wald was instrumental in advising the Company's investment in Highbury Financial Inc.  From May 2008 to December 2008, Mr. Wald was a Managing Director at Barington Capital Group, L.P.  an activist hedge fund manager, where he initiated new investments and managed Barington’s portfolio of investments.  From March 2007 through May 2008, Mr. Wald was the Chief Operating Officer and Chief Financial Officer of Spinback, Inc., an internet commerce company he co-founded.  From January 2003 to March 2007, Mr. Wald was a Vice President at The GlenRock Group, a private equity firm which invests in undervalued, middle market companies as well as emerging and early stage companies.  Earlier in his career, Mr. Wald held positions in the mergers and acquisitions department at J.P. Morgan Chase & Co.  Mr. Wald received an MBA from Harvard University and an M.S and B.S. from Cornell University.  Mr. Wald is a director of Sielox, Inc., which develops, designs and distributes security solution products. The Board believes that Mr. Wald's substantial experience in the area of principal investing and operations are an asset to the Company.

Board Leadership Structure

Mr. Brog serves as the Company’s Chairman and Chief Executive Officer.  Due to the size of the Company, the Board believes it is not necessary to separate the roles of Chairman and Chief Executive Officer of the Company.

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

Board Committees and Meetings

During the fiscal year ended January 31, 2011, the Board held eight meetings.  Mr. Brog currently serves as CEO and Chairman of the Board.  The Board has a an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.  Copies of the charters for the Audit, Compensation and Nominating and Corporate Governance Committees can be found on our website, www.peerless.com on the For Investors page, under the Corporate Governance link.  During the fiscal year ended January 31, 2011, each director attended 75% or more of the aggregate meetings of the Board and of the committees on which he served that were held during the period for which he was a director or committee member, respectively.  Each person serving as a director at the time of the annual meeting of stockholders attended such meeting.  The Board’s policy is that each director will make every effort to attend the annual stockholders’ meeting, subject to his business and personal obligations.

Audit Committee.  From February 1, 2010 until May 27, 2010, the Audit Committee consisted of Jeffrey Hammer, Steven Bathgate and Timothy Brog (Chair).  On May 27, 2010, the Nominating Committee of the Board determined that Mr. Brog was no longer independent under the Nasdaq listing standards and applicable SEC laws, rules and regulations and Mr. Brog resigned from the committee accordingly.  From  May 27, 2010 until December 15, 2010, in reliance on the exemption set forth under Nasdaq Listing Rule 5605(c)(2)(B), the committee consisted of Messrs. Hammer and Bathgate.  Since December 15, 2010, the committee has consisted of Messrs. Hammer, Kuby and Frankfurt.  Each of the current and prior members of the committee has otherwise met the independence and other requirements of the applicable Nasdaq listing standards, SEC rules and our Bylaws for the applicable period served on the committee.  Mr. Hammer meets the definition of an audit committee financial expert, as set forth in Item 407(d)(5) of Regulation S-K and meets the financial sophistication requirements of the Nasdaq listing standards.  During the fiscal year ended January 31, 2011, the Audit Committee held eight meetings.  The Audit Committee operates pursuant to a written charter adopted by the Board in November 2003.  In accordance with its current charter, the Committee’s responsibilities currently include direct responsibility for the appointment, compensation, retention and oversight of the work of the independent registered public accountant, as well as:

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

Compensation Committee.  From February 1, 2010 until November 10, 2010, the Compensation Committee consisted of Steven Bathgate, Jefferson Gramm and Jeffrey Hammer (Chair). Since December 8, 2010, the committee has consisted of Messrs. Frankfurt (Chair), Kuby and Wald.  Although Mr. Wald does not meet the independence requirements under Nasdaq listing Rule 5605(e)(3), the Rule permits one non-independent director to serve on the committee for a period of up to two years if the Board has determined that it is in the best interests of the Company and its stockholders.  The Board has determined that it is in the best interests of the Company and its stockholders for Mr. Wald to serve on the committee due to his operational and financial background.  Each member of the Compensation Committee other than Mr. Wald was “independent” as required by the applicable Nasdaq listing standards during the applicable period of service.

The responsibilities of the Compensation Committee include oversight, development and administration of the total compensation program for executive officers and other key employees, and oversight of the Company’s incentive and equity plans and other employee benefit plans.  The Compensation Committee reviews, establishes and revises all forms of compensation for officers of the Company, and such other employees of the Company as directed by the Board.  During the fiscal year ended January 31, 2011, the Compensation Committee held two meetings.

Nominating and Corporate Governance Committee.  From February 1, 2010 until November 10, 2010, the Nominating and Corporate Governance Committee consisted of Timothy Brog, Steven Bathgate (Chair), Jeffrey Hammer and Gregory Bylinsky.  Since December 8, 2010, the committee has consisted of Timothy Brog, Steven Bathgate (Chair), Jeffrey Hammer.  This Committee develops the policy on the size of the Board, reviews potential candidates for Board membership and nominates persons to serve on the Board.  It is also charged with developing and recommending appropriate corporate governance standards and evaluating the effectiveness of the Board.  During fiscal 2011, the Nominating and Corporate Governance Committee held four meetings.  Each member of the Nominating and Corporate Governance Committee is “independent” as required by the applicable Nasdaq listing standards, other than Mr. Brog.  On May 27, 2010, the Nominating and Corporate Governance Committee determined that Mr. Brog is no longer independent under the Nasdaq listing standards and applicable SEC laws, rules and regulations.  Nasdaq Rule 5605(e)(3) permits one non-independent director to serve on the committee for a period of up to two years if the Board has determined that it is in the best interests of the Company and its stockholders.  The Board has determined that it is in the best interests of the Company and its stockholders for Mr. Brog to serve on the committee due to his legal background, extensive contacts and longtime experience with the Company.

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

Stockholder Communications with the Board

Stockholders may communicate with our Board members by written mail addressed to the Chairman of the Board, care of Chairman and Chief Executive Officer, Peerless Systems Corporation, 300 Atlantic Street, Suite301, Stamford, Connecticut 06901.  Stockholders are encouraged to include proof of ownership of the Company’s stock in such communications.

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to our non-employee directors for their services in fiscal 2011.

Name	Fees Earned or Paid in Cash ($)	Options Awards ($)(1)		All Other Compensation ($)		Total ($)
Steven Bathgate	52,061	11,708		27,700		91,469
Timothy Brog (2)	45,631	11,708		367,700	(3)	425,039
Gregory Bylinsky (4)	37,522	11,708	(7)	27,700	(7)	76,930
Robert Frankfurt (5)	4,114	11,841		-		15,955
Jefferson Gramm (4)	37,522	11,708	(7)	27,700	(7)	76,930
Jeffrey Hammer	51,841	11,708		27,700		91,249
Eric Kuby (5)	3,367	11,841		-		15,208
Edward Ramsden (4)	16,231	35,124	(7)	-		51,355
Jeffrey Wald (6)	19,459	35,124		-		54,583

(1)
The amounts reflect the fair value of such stock options awards as of the applicable grant date, computed in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”).  The grant date fair value of the restricted stock awards are based on the fair market value of the underlying shares on the date of grant if no restriction applied.  See Note 6 to the Company's audited financial statements for the fiscal year ended January 31, 2011 for a discussion of the relevant assumptions used in calculating grant date fair value.

(2)
Effective August 26, 2010, the Board appointed Mr. Brog Chairman and Chief Executive Officer of the Company.  Excludes  Mr. Brog’s compensation as an executive officer of the Company, which is set forth in the table entitled Summary Compensation Table below.

(3)	Includes a bonus of $340,000 with respect to Mr. Brog’s efforts as a director relating to the Company’s investment in Highbury Financial, Inc.
(4)	Messrs. Bylinsky, Gramm and Ramsden resigned as directors of the Company effective November 10, 2010.
(5)	Messrs. Kuby and Frankfurt were elected as directors of the Company effective November 11, 2010.
(6)
Mr. Wald was a consultant to the Company from December 2008 through October 2010.  Excludes $119,000 in compensation and $170,000 in bonus received by Mr. Wald as a consultant to the Company in fiscal year 2011.  Of the $119,000 in compensation, $42,000 was pre-paid in January 2010.

(7)	Award was forfeited upon the resignation of such director effective November 10, 2010.

Compensation for directors is comprised of (i) cash, (ii) options to purchase common stock, and (iii) restricted common stock.  Effective November 1, 2010, the Company significantly decreased its director compensation.

Cash. Until October 31, 2010, the Company’s director compensation policy provided that each non-employee director of the Company receive a $35,000 yearly retainer, $2,000 for each in-person Board meeting attended, $1,000 for each telephonic Board meeting attended, up to $2,000 for travel to attend a meeting and $1,000 for each in-person committee meeting attended and $500 for each telephonic committee meeting attended.  The Chairman of the Board received an additional yearly retainer of $15,000.  The Chairman of the Audit Committee and members of the Audit Committee each received additional yearly retainers of $10,000 and $5,000, respectively, for their committee service.  The Chairman of the Compensation Committee and Chairman of the Nominating and Corporate Governance Committee each received yearly retainers of $5,000 for their committee service.  All directors are reimbursed for reasonable expenses incurred in connection with service on the Board or committees.  From time to time, the Board may grant bonuses to its members for specific functions and responsibilities that fall outside the traditional responsibilities of a director.

From and after November 1, 2010, each non-employee director of the Company receives a $10,000 yearly retainer, $1,000 for each in-person Board meeting attended, $500 for each telephonic Board meeting attended, and $400 for each in-person or telephonic Audit Committee meeting, and $300 for each in person or telephonic Compensation Committee or Nominating and Corporate Governance Committee meeting.  If any telephonic Board meeting or any in person or telephonic committee meeting is less than 90 minutes, participants will only receive 50% of the fee for such meeting.  The Chairman of the Board receives an additional yearly retainer of $15,000.  The Chairman of the Audit Committee receives an additional yearly retainer of $10,000 and the Chairmen of the Compensation Committee and the Nominating and Corporate Governance Committee each receive yearly retainers of $5,000 for their committee service.

Options. Until October 31, 2010, our 2005 Plan provided that each non-employee director automatically receives options to purchase 30,000 shares of our common stock in connection with his initial election to the Board and automatically receives options to purchase 10,000 shares of our common stock on the date of each annual stockholder meeting at which he is re-elected.   On November 1, 2010, the Plan was amended to provide that each director automatically receives options to purchase 10,000 shares of our common stock in connection with his initial election to the Board and automatically receives options to purchase 2,000 shares of our common stock on the date of each annual stockholder meeting at which he is re-elected.

Options for non-employee directors generally vest at a rate of 25% on the first anniversary of the date of grant and 1/36th of the shares subject to the option vest each month thereafter for the following three years at an exercise price equal to fair market value on the date of grant.

Restricted Common Stock. Until October 31, 2010, each director automatically received 10,000 shares of restricted  common stock on the date of each annual stockholder meeting at which he was re-elected.  Effective November 1, 2010, the director compensation policy was amended to provide that each director automatically receives $10,000 worth of shares of restricted common stock on the date of each annual stockholder meeting at which he is re-elected.

Indemnification Agreements. The Company has entered into indemnification agreements with certain of its directors that may require the Company to indemnify such directors against liabilities that may arise by reason of such directors’ status or service.

EXECUTIVE OFFICERS

The following sets forth information with respect to the Company’s executive officers as of April 26, 2011.

Name	Age	Position
Timothy E. Brog	47	Chairman and Chief Executive Officer
William R. Neil	60	Chief Financial Officer

No officer has any arrangement or understanding with any other person(s) pursuant to which he was selected as an officer.  The biographies below contain the term that each executive officer has served in such capacity.

Timothy E. Brog, has served the Company as our Chief Executive Officer since August 2010.  Mr. Brog’s biographical information is provided under “Board of Directors” above.

William R. Neil has served as our Chief Financial Officer since June 2008 and was the Acting Chief Executive Officer from September 2008 to August 25, 2010.  From June 2006 to June 2008, Mr. Neil served as an advisor to the Company’s Vice President of Finance and to the President.  Prior to serving as advisor, Mr. Neil was the Vice President of Finance and Chief Financial Officer of the Company from August 2000 to June 2006 and assumed the office of Secretary from June 2004 through June 2005.  In this capacity, he oversaw and directed all financial planning, reporting, accounting and audit activities.  He also managed the Contract Manufacturing, Information Technology and Human Resources departments.  From February 1998 to July 2000, Mr. Neil served as our Corporate Controller.  From September 1996 through July 1997, Mr. Neil served as Vice President and Chief Financial Officer for Interactive Medical Technologies, Ltd., a provider of non-radioactive diagnostic products and laboratory analysis for studying the effects of experimental drugs and surgical procedures on regional blood flow.  Prior to that time, he served as Senior Vice President and Chief Financial Officer for Perceptronics, Inc., a developer of training and simulation devices, artificial intelligence command and control programs for the Department of Defense, and Vice President and Chief Financial Officer for Clifford Electronics, Inc., a manufacturer and distributor of auto alarm systems.  Mr. Neil obtained his certification as a public accountant in the State of California during his tenure at Arthur Andersen & Co.  Mr. Neil received a B.S. from California State University, Northridge.  The Board believes that Mr. Neil’s long history with the Company, and extensive financial experience, position him well to serve as Chief Financial Officer of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company registered pursuant to Section 12 of the Exchange Act.  Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.  The information contained in this paragraph regarding compliance with Section 16(a) is based solely on a review of the copies of such reports filed with the SEC and signed statements provided to the Company by the executive officers, directors and 10% stockholders.  The Form 4s filed by Messrs. Frankfurt and Kuby with respect to options received on November 11, 2010 were inadvertently filed on November 22, 2010.  The Form 3 and 4 filed by North Star Investment Management Corp. on November 11, 2010 were inadvertently filed on November 24, 2010.  The Company otherwise believes that, during the fiscal year ended January 31, 2011, all of the executive officers, directors and 10% stockholders timely complied with all applicable Section 16(a) filing requirements.

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

Item 11.  Executive Compensation

EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the following officers in such capacity (the “Named Executive Officers”) for the fiscal year ended January 31, 2011.

Name and Principal Position		Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Timothy E. Brog (1)	2011	139,923	35,000	394,716	(3)	-	-	-	2,000	571,639
Chief Executive Officer	2010	-	-	-		-	-	-	-	-
William R. Neil	2011	144,086	54,000	-		-	-	-	11,196	209,282
Chief Financial Officer	2010	225,000	-	-		-	-	-	14,856	239,856
Edward M. Gaughan (4)	2011	100,000	140,000	-		-	-	-	50,940	290,940
President	2010	200,000	104,315	-		-	-	-	28,815	333,130

(1)	Mr. Brog became the Company’s Chief Executive Officer on August 26, 2010.
(2)
Certain of the Company's executive officers receive personal benefits in addition to salary and cash bonuses, including, but not limited to, accrued health insurance, non-qualified stock option exercise and paid vacation.

(3)
Mr. Brog was issued 200,000 shares of restricted common stock. One quarter of such shares will vest if prior to August 26, 2013 the average closing price of the Company's common stock on the Nasdaq Capital Market is greater than or equal to the target prices of $3.75, $4.00, $4.25 and $4.50, respectively, for 15 consecutive trading days.  On the date of grant, the closing price of the common stock on the Nasdaq Capital Market was $2.84 per share.  The Company used a Monte Carlo simulation model valuation technique to determine the fair value of the 200,000 restricted shares that vest based upon achievement of market price targets.  The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each share of the restricted stock.

(4)	Mr. Gaughan resigned as the Company’s president effective July 23, 2010.

The amount shown in column (i) for "All Other Compensation" in the above table consists of the following:

	Year	Mr. Brog	Mr. Neil	Mr Gaughan
Employer 401K Contribution	2011	2,000	2,000	2,000
	2010	-	2,000	2,000
Commissions	2011	-	-	-
	2010	-	-	26,815
Paid Vacation	2011	-	-	48,940
	2010	-	-	-
Commuting Expense	2011	-	9,196	-
	2010	-	12,856	-
Total	2011	2,000	11,196	50,940
	2010	-	14,856	28,815

Narrative to Summary Compensation Table

Employment Agreements

Employment Agreement with Timothy E. Brog

The Company is party to an Employment Agreement with Mr. Brog, dated as of August 26, 2010, which provides that Mr. Brog will serve as the Company’s Chief Executive Officer.  Mr. Brog receives a base salary of $340,000 and will be eligible to be considered for a bonus and options semi-annually.  Mr. Brog also received a grant of 200,000 shares of restricted common stock, one quarter of which will vest if prior to August  26, 2013 the average closing price of the common stock on the Nasdaq Capital Market is greater than or equal to the target prices of $3.75, $4.00, $4.25 and $4.50, respectively, for 15 consecutive trading days.  On the date of grant, the closing price of the common stock on the Nasdaq Capital Market was $2.84 per share.  The Employment Agreement will renew on each of August 26, 2011 and August 26, 2012, unless either party provides 120 days’ prior notice to the other party.  Thereafter, it may be terminated by either party with 90 days’ prior notice to the other party.  If Mr. Brog's employment is terminated without Cause (as defined in the Employment Agreement), he will receive unpaid salary and benefits, any remaining payments owed through the end of the Employment Agreement and a severance payment equal to six months' salary and benefits. Additionally, if Mr. Brog is terminated without Cause prior to August 26, 2013, if fewer than 150,000 shares of his restricted stock have vested on or before the termination date, 100,000 shares of his restricted stock will vest and if 150,000 or more shares of his restricted stock have vested, any remaining unvested shares will vest.

Employment Agreement with William R. Neil

William Neil became the Company’s Chief Financial Officer effective July 12, 2008 and served as the Acting Chief Executive Officer from September 2008 through August 26, 2010.  The parties entered into an employment agreement, dated as of May 21, 2009, which Mr. Neil receives an annual salary of $225,000.  In addition, Mr. Neil is eligible to receive retention bonuses of a maximum aggregate amount of $20,000 through February 1, 2011.  Mr. Neil is also entitled to participate in the Company’s medical insurance, retirement and other benefit plans and will receive severance payments, including a lump sum payment of $25,000 and monthly consulting payments of $2,100 for 36 months, under certain circumstances upon termination of his employment with the Company.  Beginning on January 24, 2010, Mr. Neil reduced his schedule to 3 days per week and receives 60% of his annual salary.

Consulting Agreement with Jeffrey S. Wald

The Company was party to a Consulting Agreement, dated December 1, 2008, with Jeffrey S. Wald. The Agreement provided that Mr. Wald would work for the Company and perform such duties including (i) development of the Company’s business plans, modeling and financial analysis of investment opportunities, (ii) development and maintenance of the Company’s pipeline of potential investments, (iii) assessment of the financial and strategic condition of the individual targets pursued, (iv) oversight of third party consultants, if any, hired in connection with potential transactions, (v) oversight of discussions and negotiations related to potential transactions and (vi) status reports to the Board. Mr. Wald’s consulting fee was $14,000 per month and he was entitled to reimbursement of expenses. The agreement was terminated effective October 15, 2010.  Pursuant to this Agreement, in fiscal 2011, Mr. Wald received $119,000 in fees and a $170,000 bonus for his efforts related to the Company’s investment in Highbury.  Of the $119,000 in compensation, $42,000 was pre-paid in fiscal 2010.

Employment Agreements with Edward M. Gaughan

On May 11, 2010, the Company amended and restated its employment agreement with Edward M. Gaughan, its President and Vice President/Head of Sales until July 23, 2010.  Pursuant to the amendment, Mr. Gaughan received a salary of $200,000 per year and is entitled to participate in the Company’s medical insurance, retirement and other benefit plans. He was also entitled to receive retention bonuses of $40,000 and $100,000 if he is an employee in good standing on May 31, 2010 and July 15, 2010, respectively.  Mr. Gaughan’s employment was at will, provided that if the Company terminated him without Cause (as defined in the Agreement) prior to the payment of the retention payments, the Company would have been required to make such payments to him. The $100,000 payment was conditioned upon Mr. Gaughan’s execution and delivery of a release to the Company.  Mr. Gaughan was also entitled to a $40,000 bonus if he met certain performance targets with respect to a new customer agreement, as well as 20% of the net payment to the Company pursuant to the customer agreement in excess of the performance target.  Mr. Gaughan did not achieve such performance targets.

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

Mr. Gaughan resigned from the Company effective July 23, 2010.

Employee Benefit Plans

The purpose of the 2005 Plan is to provide additional incentive for directors, key employees and consultants to further the growth, development and financial success of the Company and its subsidiaries by personally benefiting through the ownership of the Company's common stock, or other rights which recognize such growth, development and financial success.  The 2005 Plan is administered by the Compensation Committee.  The 2005 Plan provides that the administrator may grant or issue stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, dividend equivalents, performance awards and stock payments, or any combination thereof.  Awards granted under the 2005 Plan generally may not be transferred other than by will or the laws of descent and distribution or, subject to the consent of the administrator of the 2005 Plan, pursuant to a domestic relations order.  The applicable award agreement will contain the period during which the right to exercise the award in whole or in part vests.  At any time after the grant of an award, the administrator may accelerate the period during which the award vests.  Generally, an option may only be exercised while the grantee remains our employee, director or consultant or for a specified period of time following the participant's termination of employment, directorship or the consulting relationship.  During the year ended January 31, 2011, 272,667 shares were issued upon the exercise of options by employees, consultants, or directors and 150,000 options to acquire common stock, 255,000 shares of restricted common stock and 3,000 shares of common stock were granted to employees and directors.  However, 50,000 of such options and 20,000 shares of restricted common stock were forfeited upon the resignations of Messrs. Bylinsky, Gramm and Ramsden.

Risks Arising from Employee Compensation Policies

The Company does not believe that there are any material risks arising from the Company’s compensation policies and practices for its employees.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding equity-based awards held by each of the Named Executive Officers as of January 31, 2011.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Timothy E. Brog	26,250	3,750	-	2.29	7/6/2017
	6,041	3,959	-	1.88	8/11/2018
	45,972	8,673	-	1.83	12/5/2018
	38,157	7,198	-	1.83	12/5/2018
	3,958	6,042	-	1.95	6/5/2019
	16,667	33,333	-	2.24	9/15/2019
	-	10,000	-	2.77	6/23/2020
William R. Neil	15,957	-	-	0.60	4/11/2011
	41,843	-	-	0.60	4/11/2011
	14,999	-	-	1.22	3/20/2012
	5,001	-	-	1.22	3/20/2012
	75,000	-	-	1.33	9/30/2014

Option Exercises and Stock Vested

One of the Company’s Named Executive Officers exercised 103,750 options to purchase common stock during fiscal 2011 on a net share basis, resulting in the receipt by such officer of 44,757 shares of common stock.

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

The following table shows the potential payments upon termination or a change in control of the Company for the current Named Executive Officers assuming their employment was terminated on January 31, 2011, and assuming that the change in control occurred at January 31, 2011.  These disclosed amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the Named Executive Officers, which would only be known at the time they become eligible for such payments.

Upon the death or disability of an Named Executive Officer, such officer would receive the same payment set forth under the “Terminated with Cause” column below.  A Named Executive Officer terminated following a change of control would not receive special payment, but would receive the payment set forth below, if terminated with or without cause, as the case may be.

Name	Termination With Cause ($)	Termination Without Cause ($)1
Timothy E. Brog 2	15,301	387,285
William R. Neil	11,362	121,862

(1)	Refer to the termination without cause table below for details.
(2)
Excludes $301,029 value of Mr. Brog’s unvested restricted stock that would vest upon termination without cause.  This is based on the grant price of the time vested restricted stock award and the Monte Carlo valuation of the first 100,000 shares for Mr. Brog's market-triggered restricted stock award.

The table below reflects the estimate of the payments and benefits that each current Named Executive Officer would receive assuming such Named Executive Officer's employment was terminated without "cause" on January 31, 2011.

Name	Base Salary ($)	Bonus ($)	Vacation Payout ($)	Severance ($)	Medical Benefits Continuation ($)
Timothy E. Brog1	200,758	-	8,763	170,000	7,764
William R. Neil	2,596	25,000	8,766	75,600	9,900

(1)
Excludes $301,029 value of Mr. Brog’s unvested restricted stock that would vest upon termination without cause.  This is based on the grant price of the time vested restricted stock award and the Monte Carlo valuation of the first 100,000 shares for Mr. Brog's market-triggered restricted stock award.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Messrs. Frankfurt, Kuby and Wald.  From June 5, 2009 until November 10, 2010, the Committee consisted of Steven Bathgate, Jefferson Gramm and Jeffrey A. Hammer.  Jeffrey S. Wald, member of the Committee, was a consultant to the Company from December 2008 until October 15, 2010 and was party to a Consulting Agreement with the Company See “Consulting Agreement with Jeffrey S. Wald” above.  Pursuant to this agreement, in fiscal 2011, Mr. Wald received $119,000 in compensation and a $170,000 bonus for his efforts related to the Company’s investment in Highbury.  Of the $119,000 in compensation, $42,000 was prepaid in January 2011.  No person who was a member of the Compensation Committee during fiscal 2011 otherwise served as one of the Company’s officers or employees while he was on the committee.  None of the executive officers serves as a member of the board of directors or compensation committee of any other company that has one or more executive officers serving as a member of our Board or Compensation Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our common stock as of April 26, 2011 by: (i) each director; (ii) each of the Named Executive Officers (as defined in the Summary Compensation Table in Item 11 herein); (iii) all executive officers, directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of the outstanding common stock.

Name and Address of Beneficial Owner	Shares of Common Stock	Right to Acquire Beneficial Ownership Within 60 Days	Total	Percent of Total
Directors and Executive Officers
Steven M. Bathgate (1)	164,481	33,425	197,906	5.78%
Timothy E. Brog(2)	433,700	153,412	587,112	16.56%
Robert Frankfurt	-	-	-	*
Jeffrey A. Hammer (3)	30,000	28,750	58,750	*
Eric Kuby(4)	348,022	-	348,022	10.26%
William Neil	102,557	95,000	197,557	5.66%
Jeffrey S. Wald	-	7,500	7,500	*
All directors and executive officers as a group (7 persons)	1,078,760	318,087	1,396,847	37.65%

5% Beneficial Holders
North Star Investment Management Company(4)	348,022	-	348,022	10.26%

*Represents less than 1% of the outstanding common stock.

This table is based upon information supplied to the Company by officers and directors, Schedules 13D and 13G, and Forms 3, 4 and 5 if any, filed by principal stockholders with the SEC.  Unless otherwise indicated in the footnotes to this table and subject to community property laws, where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Applicable percentages are based on 3,392,449 shares of common stock outstanding on April 26, 2011, adjusted as required by rules promulgated by the SEC.  Under Rule 13d-3 of the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, a person shares the power to vote or the power to dispose of the shares).  In addition, under Rule 13d-3(d)(1) of the Exchange Act, shares which the person (or group) has the right to acquire within 60 days after April 26, 2011, are deemed to be outstanding in calculating the beneficial ownership and the percentage ownership of the person (or group) but are not deemed to be outstanding as to any other person or group.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership of voting power with respect to the number of shares of common stock actually outstanding at April 26, 2011.  The address of each of our directors and executive officers is 300 Atlantic Street, Suite 301, Stamford, Connecticut 06901.

(1)
Includes 27,241, 100,000, 10,000 and 10,000 shares of common stock held by Mr. Bathgate, his wife, the Bathgate Family Partnership, Ltd., and Mr. Bathgate's adult children residing with him, respectively. Also includes 17,240 shares of restricted common stock held by Mr. Bathgate.

(2)	Includes 240,000 shares of restricted common stock.
(3)	Includes 15,000 shares of restricted common stock held by Mr. Hammer.
(4)
285,647 shares are held by the Kuby-Gottlieb Special Value Fund of which North Star Investment Management Corporation ("North Star") is the investment manager. 62,375 shares are held in other accounts managed by North Star. Mr. Kuby may be deemed to beneficially own such shares because he is the Chief Investment Officer and a member of the investment committee of North Star. Mr. Kuby disclaims ownership of such shares, except to the extent of his pecuniary interest therein.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth the securities authorized for issuance under the Company’s Equity Compensation Plans as of January 31, 2011.  In addition to the equity awards set forth below, 301,997 shares of restricted common stock were outstanding as of January 31, 2011 for which there is no exercise price.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column 1)
Equity compensation plans approved by security holders	700,122	$2.14	366,743
Equity compensation plans not approved by security holders		—	—
Total	700,122	$2.14	366,743

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

Except as otherwise set forth herein (including, but not limited to, Item 10 “Director Compensation” and Item 11 “Executive Compensation”), the Company had no related party transactions in an amount exceeding $120,000 since February 1, 2010.  The Audit Committee reviews and approves or ratifies all related person transactions in accordance with the procedures set forth above, as the same may be amended from time to time.  The Company believes that all related person transactions currently are on terms no less favorable to the Company than could be obtained from an unaffiliated third party.

Majority Independence of the Board

The Company’s Bylaws require that a majority of the Company’s directors meet the requirements for independence set forth under applicable securities laws, including the Exchange Act, applicable rules and regulations of the SEC and applicable rules and regulations of Nasdaq, subject to certain hardship exceptions.  From February 1, 2010 to June 23, 2010, the Board was comprised of Messrs. Bathgate, Brog, Bylinsky, Gramm and Hammer.  From June 23, 2010 to November 10, 2010, the Board was comprised of Messrs. Bathgate, Brog, Bylinsky, Gramm and Hammer, Ramsden and Wald.  Since November 11, 2010, the Board has been comprised of Messrs. Bathgate, Brog, Frankfurt, Hammer, Kuby and Wald.  On May 27, 2010, the Nominating Committee of the Board determined that Mr. Brog is no longer independent under the Nasdaq listing standards and applicable SEC laws, rules and regulations.  Mr. Wald is not independent under the Nasdaq listing rules because he was a consultant to the Company until October 2010.  All other persons serving on the Board in the last fiscal year have been independent under the Nasdaq listing standards and applicable SEC laws, rules and regulations and the Board has at all times included a majority of independent directors..  Information regarding the independence of the Board committees is incorporated herein by reference from Item 11 above.

Item 14.  Principal Accountant Fees and Services

FEES PAID TO INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The fees billed by Ernst & Young LLP, our independent registered public accounting firm, during or with respect to the fiscal years ended January 31, 2011 and January 31, 2010 were as follows:

Audit Fees.  The aggregate fees billed for professional services rendered totaled approximately $186,032 in fiscal 2011 and approximately $175,000 in fiscal 2010, including fees associated with the annual audit, the reviews of documents filed with the SEC, and the reviews of the Company’s quarterly reports on Form 10-Q.

Audit-Related Fees.  The aggregate fees billed for services rendered for audit related services principally include due diligence, accounting consultation and audits in connection with proposed transactions totaled $64,800 in  fiscal 2011 and $0 in fiscal 2010.

Tax Fees.  The aggregate fees billed for tax compliance, tax advice and tax planning were approximately $85,000 in fiscal 2011 and $138,000 in fiscal 2010.

All Other Fees.  No other fees were paid to the Company’s independent registered public accountants in fiscal 2011 or 2010.

The Audit Committee has reviewed the non-audit services provided by Ernst & Young LLP and determined that the provisions of these services during fiscal years 2011 and 2010 are compatible with maintaining Ernst & Young LLP’s independence.

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

During fiscal 2011 and 2010, each new engagement of Ernst & Young LLP was approved in advance by our Audit Committee, and none of those engagements made use of the de minims exception to pre-approval contained in the SEC’s rules.

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

(b) Exhibits:

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit Number

3.1(1)	Certificate of Incorporation of the Company.

3.2(5)	Amended Bylaws.

10.1(4)(2)	1996 Equity Incentive Plan, as amended and form of stock option agreements there under.

10.3(2)(6)	Form of Indemnification Agreement, effective as of March 12, 2001.

10.4(3)(8)	Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and the Company effective as of July 23, 1999.

10.5(3)(8)	Master Technology License Agreement dated January 16, 2000 between Konica Corporation and Peerless Systems Corporation.

10.6(8)	Master Technology License Agreement dated April 1, 1997 between Kyocera Corporation and Peerless Systems Corporation.

10.7(3)(8)	Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc.

10.8(3)(8)	Master Technology License Agreement dated April 1, 2000 between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc.

10.9(3)(8)	Nest Office SDK Development and Reseller Agreement Statement of Work 8 to BDA No. N-A-1 between and Novell, Inc. and Peerless Systems Networking effective as of August 17, 1999.

10.10(3)(8)	Amendment No. 1 to Nest Office SDK Development and Reseller Agreement Statement of Work 8 to BDA No. N-A-1 between and Novell, Inc. and Peerless Systems Networking effective as of August 17, 1999.

10.11(8)	Business Development Agreement by and between Novell and Auco, Inc effective as of September 6, 1996.

10.12(9) (2)	Peerless Systems Corporation 2005 Incentive Award Plan.

10.14(10)(3)	Asset Purchase Agreement by and between Kyocera-Mita Corporation and Peerless Systems Corporation, dated as of January 9, 2008.

10.15(11) (2)	Employment Agreement dated as of May 26, 2009 between the Company and William Neil.

10.16(12) (3)	Amendment No. 30 to PostScript Software Development License and Sublicense Agreement dated July 23, 1999, as amended.

10.17(13)	Form of 2005 Incentive Award Plan Restricted Stock Award Agreement.

10.18(14)	Employment Agreement between Peerless Systems Corporation and Timothy E. Brog, dated as of August 26, 2010.

10.19(15)	Amended and Restated Peerless Systems Corporation 2005 Incentive Award Plan, dated November 1, 2010

21	Registrant’s Wholly-Owned Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page to this Annual Report on Form 10-K.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed in the Company’s Registration Statement on Form S-1 (File No. 333-09357), as amended and incorporated herein by reference.

(2)	Management contract or compensatory plan or arrangement.

(3)	Subject to a Confidential Treatment Order.

(4)	Previously filed in the Company’s Registration Statement on Form S-8 (File No. 333-73562), filed November 16, 2001, and incorporated herein by reference.

(5)	Previously filed in the Company’s Form 8-K, filed July 23, 2007, and incorporated herein by reference.

(6)	Previously filed in the Company’s Registration Statement on Form S-8 (File No. 333-57362), filed March 21, 2001, and incorporated herein by reference.

(7)	Previously filed in the Company’s Amendment No. 4 to its Registration Statement on Form S-3 (File No. 333-60284), filed July 27, 2001, and incorporated herein by reference.

(8)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2002, filed September 16, 2002, and incorporated herein by reference.

(9)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2005, filed September 14, 2005, and incorporated herein by reference.

(10)	Previously filed in the Company’s Form 8-K, filed January 10, 2008, and incorporated herein by reference.

(11)	Previously filed in the Company’s Form 8-K, filed June 1, 2009, and incorporated herein by reference.

(12)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2008, filed September 18, 2008, and incorporated herein by reference.

(13)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2009, filed September 11, 2009, and incorporated herein by reference.

(14)	Previously filed in the Company’s Form 8-K, filed August 30, 2010, and incorporated herein by reference.

(15)	Previously filed in the Company’s Quarterly Report on Form 10-Q filed on December 15, 2010 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of May, 2011.

Peerless Systems Corporation

By:	/s/ Timothy E. Brog
Timothy E. Brog
Chairman and Chief Executive Officer

/s/ William R. Neil
William R. Neil
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

Signature	Title	Date

/s/ Steven M. Bathgate	Director	May 2, 2011
Steven M. Bathgate

/s/ Timothy E. Brog	Director	May 2, 2011
Timothy E. Brog

/s/ Robert Frankfurt	Director	May 2, 2011
Robert Frankfurt

/s/ Jeffrey A. Hammer	Director	May 2, 2011
Jeffrey A. Hammer

/s/ Eric Kuby	Director	May 2, 2011
Eric Kuby

/s/ Jeffrey S. Wald	Director	May 2, 2011
Jeffrey S. Wald

PEERLESS SYSTEMS CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Peerless Systems Corporation

We have audited the accompanying consolidated balance sheets of Peerless Systems Corporation as of January 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended January 31, 2011.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peerless Systems Corporation at January 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the two years in the period ended January 31, 2011, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Los Angeles, California
May 2, 2011

PEERLESS SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended January 31,
	2011	2010
	(In thousands, except per share amounts)
Revenues:
Product licensing	$6,043	$4,142
Engineering services and maintenance	122	701
Total revenues	6,165	4,843
Cost of revenues:
Product licensing	1,572	(1,366)
Engineering services and maintenance	285	247
Total cost of revenues	1,857	(1,119)
Gross margin	4,308	5,962

Sales and marketing	428	614
General and administrative	2,955	2,679
Gain on sale of operating assets	-	(3,759)
	3,383	(466)
Income from operations	925	6,428
Other income, net	5,981	5,335
Income before income taxes	6,906	11,763
Provision for income taxes	2,777	4,525
Net income	$4,129	$7,238
Basic earnings per share	$0.32	$0.44
Diluted earnings per share	$0.31	$0.43
Weighted average common shares - outstanding — basic	12,928	16,530
Weighted average common shares - outstanding — diluted	13,180	16,691

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	January 31,	January 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$12,384	$36,684
Marketable securities	-	17,924
Trade accounts receivable, less allowance for doubtful accounts of $6 in 2011 and 2010	1,845	1,135
Income tax receivable	204	234
Deferred tax asset	35	-
Prepaid expenses and other current assets	61	380
Total current assets	14,529	56,357
Property and equipment, net	21	24
Other assets	10	7
Total assets	$14,560	$56,388

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$-	$4
Accrued wages and compensated absenses	108	143
Accrued product licensing costs	682	269
Other current liabilities	371	286
Deferred tax liability	-	2,114
Deferred revenue	-	372
Total current liabilities	1,161	3,188
Other liabilities
Tax liabilities	1,599	645
Total liabilities	2,760	3,833
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $.001 par value, 30,000 shares authorized, 6,099 and 18,957 shares issued in 2011 and 2010, respectively	6	19
Additional paid-in capital	13,754	55,874
Retained earnings (accumulated deficit)	3,494	(635)
Accumulated other comprehensive income	96	2,847
Treasury stock, 2,737 in 2011 and 2010	(5,550)	(5,550)
Total stockholders’ equity	11,800	52,555
Total liabilities and stockholders’ equity	$14,560	$56,388

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)
							Accumulated
					Additional	Retained	Other	Total
	Common Stock		Treasury Stock		Paid - In	(Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income	Equity

Balances, January 31, 2009	18,615	$19	1,613	$(3,163)	$55,493	$(7,873)	$16	$44,492
Issuance of common stock	105				199			199
Purchase of treasury stock			1,124	(2,387)	-	-	-	(2,387)
Exercise of stock options	37	-	-	-	40	-	-	40
Purchase of employee stock options					(30)			(30)
Stock based compensation expense	-	-	-	-	172	-	-	172
Comprehensive income:
Net income	-	-	-	-	-	7,238	-	7,238
Foreign currency translation adjustment							(26)	(26)
Unrealized gain on marketable securities	-	-	-	-	-	-	2,857	2,857

Total comprehensive income								10,069

Balances, January 31, 2010	18,757	$19	2,737	$(5,550)	$55,874	$(635)	$2,847	$52,555
Issuance of common stock	3	-			9			9
Issuance of restricted stock	300	-			253			253
Forfeitures of restricted stock	(20)	-			(9)			(9)
Purchase of treasury stock	-	-	-	-	-	-	-	-
Exercise of stock options	273	0			472			472
Purchase of common stock for Tender Offer	(13,214)	(13)			(42,934)			(42,948)
Stock based compensation expense	-				90			90
Comprehensive income:								-
Net income	-	-	-	-	-	4,129	-	4,129
Unrealized gain on marketable securities	-	-	-	-	-	-	(2,751)	(2,751)

Total comprehensive income	-	-	-	-	-	-	-	1,378

Balances, January 31, 2011	6,099	$6	2,737	$(5,550)	$13,754	$3,494	$96	$11,800

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended January 31,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$4,129	$7,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39	69
Share-based compensation	343	371
Realized gain on securities	(2,752)
Income tax receivable	30	3,109
Tax liabilities	954	(866)
Deferred tax asset and liability	(238)	2,874
Gain on sale of operating assets	-	(3,759)
Accrued producting licensing cost reduction	-	(2,636)
Changes in operating assets and liabilities:
Trade accounts receivables	(710)	(459)
Prepaid expenses and other assets	280	(192)
Accounts payable	(4)	(88)
Accrued product licensing costs	413	(1,234)
Deferred revenue	(372)	(334)
Other liabilities	51	(264)
Net cash provided by operating activities	2,163	3,829
Cash flows from investing activities:
Purchases of marketable securities	(3,224)	(13,581)
Proceeds from sale of securities	19,237	378
Proceeds from sale of operating assets, net of expenses	-	3,759
Purchases of software licenses	-	(13)
Net cash (used in) provided by investing activities	16,013	(9,457)
Cash flows from financing activities:
Purchase of treasury stock	-	(2,387)
Purchase of employee stock option	-	(30)
Purchase of common stock from Tender Offer	(42,948)	-
Proceeds from exercise of common stock options	472	40
Net cash used in financing activities	(42,476)	(2,377)
Net decrease in cash and cash equivalents	(24,300)	(8,005)
Cash and cash equivalents, beginning of period	36,684	44,689
Cash and cash equivalents, end of period	$12,384	$36,684

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$2,363	$369

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization, Business and Summary of Significant Accounting Policies:

 Organization and Business: Peerless Systems Corporation (“Peerless” or the “Company”) was incorporated in the state of California in April 1982 and reincorporated in the state of Delaware in September 1996.  Peerless develops and licenses software-based digital imaging and networking systems and supporting electronic technologies and provides maintenance and support services to original equipment manufacturers (“OEMs”) of digital document products located primarily in the United States and Japan.  Digital document products include printers, copiers, fax machines, scanners and color products, as well as multifunction products (“MFPs”) that perform a combination of these imaging functions.  In order to process digital text and graphics, digital document products rely on a core set of imaging software and supporting electronics, collectively known as a digital imaging system.  Network interfaces supply the core technologies to digital document products that enable them to communicate over local area networks and the Internet.

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

Since the closing of the KMC Transaction, the Company has reduced its focus on its historical business and is seeking to use its excess cash to pursue transactions that enhance stockholder value.  The Company has been engaged in efforts to identify appropriate acquisition targets that offer prospects for growth and profitability at a reasonable price.

Liquidity: As of January 31, 2011, the Company had cumulative retained earnings of $3.5 million; the Company also had cash, cash equivalents and marketable securities of $12.4 million and net working capital of $13.4 million.  The Company has no material financial commitments.  The Company believes that its existing cash and cash equivalents, any cash generated from operations and cash from the sale of the IP will be sufficient to fund its working capital requirements, capital expenditures and other obligations through the next twelve months.

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

The recognition of the Company’s recurring product licensing revenues is dependent, in part, on the timing and accuracy of product sales reports received from the Company’s OEM customers.  These reports are provided only on a calendar quarter basis and, in any event, are subject to delay and potential revision by the OEM.  Therefore, the Company is required to estimate all of the recurring product licensing revenues for the last month of each fiscal quarter and to further estimate all of its quarterly revenues from an OEM when the report from such OEM is not received in a timely manner.  In the event the Company is unable to estimate such revenues accurately prior to reporting financial results, the Company may be required to adjust revenues in subsequent periods.  Revenues subject to such estimates were minimal for fiscal years ending January 31, 2011 and 2010.

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Reclassifications: Certain 2010 amounts have been reclassified to conform to 2011 presentation.

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

The Company has been party to engineering services contracts with certain OEMs adapting software and supporting electronics to specific OEM requirements.  The Company provided engineering support based on a time-and-material basis.  Revenue from this support was recognized as the services were performed. The Company has allowed service and maintenance contracts with customers to expire and has decided not to renew such contracts.

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recurring licensing revenues are derived from per unit fees paid by the Company’s customers upon manufacturing and subsequent commercial shipment of products incorporating Peerless technology and certain third party technology of which the Company is a sub-licensor.  These recurring licensing revenues are recognized on a per unit basis as products are shipped commercially.  The Company sells block licenses, that is, specific quantities of licensed units that may be shipped in the future, or the Company may require the customer to pay minimum royalty commitments.  Associated payments are typically made in one lump sum or extend over a period of no more than four quarters.  The Company generally recognizes revenues associated with block licenses and minimum royalty commitments on delivery and acceptance of software, when collection of the resulting receivable is probable, when the fee is fixed and determinable, and when the Company has no significant future obligations.  In cases where block licenses or minimum royalty commitments have extended payment terms and the fees are not fixed and determinable, revenue is recognized as payments become due.  Further, when earned royalties exceed minimum royalty commitments, revenues are recognized on a per unit basis as products are shipped commercially.

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

Income Taxes: Deferred income taxes are recognized for the tax consequences in future years resulting from differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to reverse.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.  Income tax provision is the tax payable for the period and the change during the period in net deferred income tax assets and liabilities.  See Note 10 below.

Comprehensive Income: In accordance with ASC 220, “Comprehensive Income,” all components of comprehensive income, including net income, are reported in the financial statements in the period in which they are recognized.  Other comprehensive income includes unrealized gains and losses on available-for-sale securities. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.  The Company’s accumulated other comprehensive income for fiscal years January 31, 2011 and 2010 consisted of net income, unrealized gains, and foreign currency translation gains and is reported in stockholders’ equity.

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

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recent Accounting Pronouncements:  In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009, “Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force” (ASU No. 2009-14).  It amends Accounting Standards Codification (“ASC”) 985-605 and ASC 985-605-15-3 (Issue 03-5) to exclude from their scope all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality.  The ASU includes factors that entities should consider when determining whether the software and non-software components function together to deliver the product’s essential functionality and are thus outside the revised scope of ASC 985-605.  ASU 2009-14 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption.  The Company will adopt this standard beginning in February 1, 2011 and the adoption is not expected to have a material impact.

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

As of January 31, 2011 and 2010, cash, cash equivalents and marketable securities included the following (in thousands):

January 31, 2011
	Cost	Unrealized Gains	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash and cash equivalents	$12,384	$—	$—	$—	$12,384
Exchange traded marketable securities	—	—	—	—	—
Total	$12,384	$—	$—	$—	$12,384

January 31, 2010
	Cost	Unrealized Gains	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash and cash equivalents	$36,684	$—	$—	$—	$36,684
Exchange traded marketable securities	13,203	4,721	—	—	17,924
Total	$49,887	$4,721	$—	$—	$77,253

Cash equivalents are comprised of money market funds which are traded in an active market with no restrictions and money market savings accounts. As of January 31, 2011, cash and cash equivalents were $12.4 million and the Company did not have any marketable securities.

The Company invested in common stock and warrants of Highbury Financial, Inc. (“Highbury”) beginning in the first quarter of fiscal 2010. Highbury paid quarterly dividends of $0.05 per share of common stock and special dividends of $1.50 and $0.9977 per share of common stock on October 7, 2009 and April 15, 2010, respectively. Over the term of its investment, the Company received aggregate dividends of $8.1 million on its Highbury common stock.  On December 12, 2009, Highbury entered into a merger agreement to be acquired by a subsidiary of Affiliated Managers Group, Inc. (“AMG”) for AMG common stock. Following the announcement of the transaction between Highbury and AMG, the Company implemented a hedging strategy related to AMG common stock. The purpose of the hedging strategy was to preserve the Company’s profits in its Highbury common stock. The hedging instruments have been included as exchange traded marketable securities in the table above.

 3.   Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events.  For the Company, comprehensive income consists of its reported net income and the net unrealized gains or losses on marketable securities and foreign currency translation adjustments.  Comprehensive income for each of the periods presented is comprised as follows:

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended January 31,
	2011	2010
Net income	$4,129	$7,238
Changes in unrealized gains in available for sale securities, net of taxes	(2,751)	2,857
Foreign currency translation adjustment, net of taxes	-	(26)

Total comprehensive income, net of taxes	$1,378	$10,069

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

5.   Product License Costs

 In the first quarter of fiscal 2010, the Company amended a third party technology license agreement under which we negotiated terms that resolved certain third party licensing costs.  We recognized a $2.6 million change in estimate in the required accrual for such costs.   The Company recorded the gain as a reduction in the cost of revenues.

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

Compensation expense for share-based awards granted are recognized using a straight-line, or single-option method.  The Company recognizes these compensation costs over the service period of the award, which is generally the option vesting term of three or four years.  In determining the fair value of options granted the Company primarily used the Black-Scholes model and assumed no dividends per year.  During fiscal 2011, the Company used the weighted average expected lives of 3.26 years, expected volatility of 54%, and weighted average risk free interest rate of 1.89%.  During fiscal 2010, the Company used the weighted average expected lives of 3.28 years, expected volatility of 63%, and weighted average risk free interest rate of 2.48%.

In fiscal 2011 and 2010, the Company recorded a total of $90,000 and $172,000, respectively, in stock option expense related to stock options awarded.

The valuation methodologies and assumptions in estimating the fair value of stock options that were granted in fiscal 2011 were similar to those used in estimating the fair value of stock options granted in fiscal 2010.  The Company uses historical volatility of Peerless’ stock price as a basis to determine the expected volatility assumption to value stock options.  The Company used its actual stock trading history over a period that approximates the expected term of its options.  The expected dividend yield is based on Peerless’ practice of not paying dividends.  The risk-free rate of return is based on the yield of a U.S. Treasury instrument with terms approximating or equal to the expected life of the option.  The expected life in years is based on historical actual stock option exercise experience.

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following represents option activity under the 1996 Incentive Plan and 2005 Incentive Plan for the fiscal years ended January 31, 2010 and 2011:

			Weighted Average
		Weighted	Remaining
		Average Exercise	Contractual	Aggregate
	Options	Price	Term (Years)	Intrinsic Value
	(In thousands, except per share amounts)
Beginning outstanding balance at January 31, 2009	1,058	$2.26
Granted	155	$2.04
Exercised	(37)	$1.08
Canceled or expired	(138)	$4.34
Balance outstanding January 31, 2010	1,038	$2.26
Granted	150	$2.86
Exercised	(376)	$1.70
Canceled or expired	(112)	$3.20
Balance outstanding January 31, 2011	700	$2.14	5.48	$931
Stock options exercisable, January 31, 2011	489	$2.01	4.06	$725

The weighted-average fair value as of date of grant of the options granted during the years ended January 31, 2011 and 2010 were $1.18 and $0.96, respectively.  During the twelve months ended January 31, 2011 and 2010, the total intrinsic value of stock options exercised was $358,067 and $28,000, respectively.  Cash received from stock option exercises in fiscal 2011 was $471,600.  The excess tax benefit was negligible for each of the years ended January 31, 2011 and January 31, 2010.  As of January 31, 2011, there was $201,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1996 and 2005 plans and certain options issued outside these plans.  That cost is expected to be recognized over a weighted-average period of 1.97 years.  The Company issues shares of common stock reserved for such plans upon the exercise of stock options.

During fiscal 2011, the Company granted 55,000 shares of restricted stock to its directors and employees pursuant to the 2005 Plan.  Of the 55,000 shares granted as restricted stock, 20,000 were forfeited.  During fiscal 2011, 22,241 shares of restricted common stock vested.  The related stock based compensation expense of approximately $70,000 has been recorded for the year ended January 31, 2011.

In addition, the Company granted 200,000 shares of restricted stock to its Chairman and Chief Executive Officer. The Company used a Monte Carlo simulation model valuation technique to determine the fair value of the 200,000 restricted shares granted to the Chairman and Chief Executive Officer issued during the fiscal quarter ended October 31, 2010 because these awards vest based upon achievement of market price targets or a “market condition.”  One quarter of such shares will vest if prior to August 26, 2013 the average closing price of the Company's common stock on the Nasdaq Capital Market is greater than or equal to the target prices of $3.75, $4.00, $4.25 and $4.50, respectively, for 15 consecutive trading days. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market conditions stipulated in the award and calculates the fair value of each share of the restricted stock.  The Company used the following assumptions in determining the fair value of the awards granted on August 26, 2010:

Daily expected stock price volatility	Daily expected mean return on equity	Daily expected dividend yield	Average daily risk-free interest rate
2.759%	0.040%	0.000%	0.003%

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The daily expected stock price volatility is based on three-year historical volatility of the Company’s common stock. The daily expected dividend yield is based on annual expected dividend payments and the closing price of the Company’s common stock on the Nasdaq Capital Market on the date of the grant. The average daily risk-free interest rate is based on the three-year treasury yield as of the grant date. Each of the four tranches of the restricted stock grant is calculated to have its own fair value and requisite service period.  The fair value of each tranche is amortized over the lesser of the requisite or derived service period which is up to three years.  These shares had a grant date fair value of $395,000.  As of January 31, 2011, no shares were vested under this grant.  Stock compensation expense of approximately $206,000 was recorded during fiscal year 2011.

The total fair value of stock awards vested during the twelve months ended January 31, 2011 was $43,370.  A summary of the Company’s non-vested stock awards as of January 31, 2011 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value ($)
Non-vested stock awards as of January 31, 2010	44,481	1.95
Granted	255,000	2.15
Vested	(22,241)	1.95
Forfeited	(20,000)	2.77
Non-vested stock awards as of January 31, 2011	257,240	2.09

The unrecognized compensation for non-vested stock awards of $276,355 will be recognized over a weighted-average period of 0.72 years.

7.  Property and Equipment:

Property and equipment at January 31 consisted of the following:

	2011	2010
	(In thousands)
Computers and other equipment	$450	$448
Furniture	20	20
	470	468
Less, accumulated depreciation and amortization	(449)	(444)
	$21	$24

Property and equipment depreciation and amortization for the years ended January 31, 2011 and 2010 was $3,000 and $14,000, respectively.

8.  Other Current Liabilities

Other current liabilities at January 31 consisted of the following:

	2011	2010
	(In thousands)
Professional service fees	$171	$129
Accrued expenses	200	157

Total other current liabilities	$371	$286

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

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred revenues consisted of the following at January 31:

	2011	2010
	(In thousands)
Product licensing	$—	$250
Engineering services and maintenance	—	122

	$—	$372

10.  Income Taxes:

The income tax provision for the years ended January 31, 2011 and 2010 consisted of:

	2011	2010
	(In thousands)
Current:
Federal	$2,098	$-
State	73	1
Foreign	-	(1)
	$2,171	$-

Deferred:
Federal	$187	$4,777
State	361	464
	$548	$5,241
Less: Change in Valuation Allowance	58	(716)

Income Tax Provision	$2,777	$4,525

Temporary differences for the years ended January 31, consisted of:

	2011	2010
	(In thousands)
Deferred tax assets:
Net operating loss carry forwards	$-	$854
Accrued liabilities	11	58
Allowance for doubtful accounts	3	3
Property and equipment	(4)	1
Stock based compensation	87	61
Tax credit carry forwards	-	1,221
State income taxes	25	-
Other	10	12
Total deferred tax assets	132	2,210
Deferred tax liabilities:
Dividends received	-	(1,705)
Unrealized gain on security	-	(1,913)
Subtotal	132	(1,408)
Valuation allowance	(97)	(706)

Net deferred income tax asset	$35	$(2,114)

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The provision (benefit) for income taxes for the years ended January 31, 2011 and 2010 differed from the amount that would result from applying the federal statutory rate as follows.

	2011	2010
Statutory federal income tax rate	34.0%	35.0%
State tax	5.6	5.6
Research & development credits	(0.4)	5.5
Stock based compensation	0.1	0.2
Other	(0.3)	0.1
Dividend received deduction	-	(1.8)
Change in valuation allowance	0.8	(6.1)
Provision (benefit) for income taxes	39.8%	38.5%

As of January 31, 2011, the Company had deferred tax assets available of approximately $35,000 to reduce future income tax liabilities, which consisted primarily of accrued book expenses that become deductible in the next fiscal year.   The Company utilized all of its federal net operating losses of approximately $2.3 million to reduce its taxable income during the first three fiscal quarters of fiscal 2011.  The Company also used the maximum amount of research and development credits of $0.9 million in the State of California to offset income for the first three fiscal quarters of fiscal 2011.  During the fourth quarter of fiscal 2011, the Company recorded an increase in the valuation allowance of approximately $58,000.  Following this recording,  substantially all of the Company’s remaining deferred tax assets were permanently impaired due to a deemed ownership change in connection with the Company’s self-tender offer completed on November 10, 2011.  The deemed ownership change occurred pursuant to Section 382 of the Internal Revenue Code and resulted in the permanent impairment of approximately $2.3 million of research and development credits and approximately $608,000 in net operating losses in the State of California.  The deferred tax asset schedule above shows the net effect of writing off the permanently impaired deferred tax assets.

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

There was no cumulative effect of adopting ASC 740-10 to the February 1, 2007 retained earnings balance.  On the date of adoption, the Company had $2.0 million of unrecognized tax benefits, all of which would reduce its effective tax rate if recognized.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	January 31, 2011	January 31, 2010
	(In thousands)
Beginning balance	$2,394	$2,394
Additions based on tax positions related to current year	-	-
Subtractions for tax positions related to write off of California tax credit	(795)	-
Ending balance	$1,599	$2,394

The net amount of $1.6 million, if recognized, would favorably affect the Company’s effective tax rate.  The Company recognized approximately $73,000 in interest through other expenses in fiscal 2011.  The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Interest and penalties related to income tax liabilities is included in pre-tax income.  The Company’s January 31, 2008 through January 31, 2011 tax returns remain open to examination by the tax authorities, provided that the California tax returns are open to examination from January 31, 2007 to the January 31, 2011 fiscal years.

In assessing whether the deferred tax assets can be realized, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible.  The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  The Company believes it is more likely than not that certain tax assets related to stock compensation will not be realized and has maintained a valuation allowance of $97,000 at January 31, 2011.

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.  Earnings Per Share:

Earnings per share for the years ended January 31, is calculated as follows:

	2011			2010
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic EPS
Earnings available to common stockholders	$4,129	12,928	$0.32	$7,238	16,530	$0.44
Effect of Dilutive Securities
Options	—	252	—	—	161	—
Diluted EPS
Earnings available to common stockholders with assumed conversions	$4,129	13,180	$0.31	$7,238	16,691	$0.43

Potentially dilutive options in the aggregate of approximately 105,173 and 255,000 in fiscal years 2011 and 2010, respectively, have been excluded from the calculation of the diluted income per share based on (i) the fact that the exercise prices of such options exceeds the average stock price and (ii) the number of buy back shares exceeded the assumed shares issued upon exercise of options.  For these reasons, these options were considered anti-dilutive.

12. Tender Offer:

On August 26, 2010, the Board of Directors (the “Board”) approved a tender offer (the “Offer”) by the Company to purchase up to 13,846,153 shares of its common stock at a cash price of $3.25 per share, or a total price of $45 million.  The Offer expired on November 4, 2010.  Giving effect to shares properly tendered pursuant to a notice of guaranteed delivery, a total of 13,214,401 shares were properly tendered and not withdrawn in the Offer at a total purchase price of approximately $42.9 million.  The Company completed the purchase of shares on November 10, 2010.  Total costs in connection with the Offer were approximately $0.1 million.

13.  Employee Savings Plan:

The Company maintains an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code (the “Code”) for its full-time employees.  The plan allows employees to make specified percentage pretax contributions up to the maximum dollar limitation prescribed by the Code.  The Company matches 50% of employee contributions up to a maximum of $2,000 per employee per year. Company contributions to the plan during the years ended January 31, 2011 and 2010 were $10,000 and $16,000, respectively.

14.  Segment Reporting:

The Company operates in one reportable business segment, Imaging.  Peerless provides software-based digital imaging and networking technology for digital document products and provides directory and management software for networked storage devices and integrates proprietary software into enterprise networks of OEMs.

The Company’s long-lived assets are located principally in the United States.  The Company’s revenues for the years ended January 31, 2010 and 2011 which are transacted in U.S. dollars are derived based on sales to customers in the following geographic regions:

	Years Ended January 31,
	2011	2010
	(In thousands)
United States	$2,594	$2,133
Japan	3,472	2,646
Other	99	63

	$6,165	$4,842

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(Continued)

15.  Commitments:

Operating Leases: The Company subleases its offices in California and Connecticut.  Future minimum rental payments under long-term operating leases for the years ending January 31 are as follows:

Operating
Leases
(In thousands)
2012	$26
Thereafter	—
$26

Total rental expense, net of sublease income, was $69,000 and $80,000 for the years ended January 31, 2011 and 2010, respectively.

Purchase Orders: The Company does not have any outstanding purchase orders for materials and services at the end of fiscal year 2011.

16.  Risks and Uncertainties:

Concentration of Credit Risk: The Company’s credit risk in accounts receivable (trade and unbilled), which are generally not collateralized, is concentrated with customers which are OEMs of laser printers and printer peripheral technologies.  The financial loss, should a customer be unable to meet its obligation to the Company, would be equal to the recorded accounts receivable.  At January 31, 2011, four customers collectively represented 86% of total accounts receivable and at January 31, 2010, four customers collectively represented 86%.

A significant portion of the Company’s revenue is generated from the sale of block or perpetual licenses.  Block license revenue represented 7% and 20% of total revenue for the fiscal years 2011 and 2010, respectively.  Perpetual license revenue represented 29% of total revenue for the fiscal year 2011.  No perpetual licenses were sold in fiscal year 2010.

Litigation: The Company is involved from time to time in various claims and legal actions incident to its operations, either as plaintiff or defendant.  In the opinion of management, after consulting with legal counsel, no claims are currently expected to have a material adverse effect on the Company’s financial position, operating results, or cash flows.

License Agreements:  The Company's historical business has consisted of (i) products with Peerless developed intellectual property, (ii) products based upon an agreement with Novell (“Novell”) and (iii) products based upon an agreement with Adobe to bundle and sublicense Adobe’s licensed products into products for OEMs. The Company’s agreement with Adobe Systems Corporation (“Adobe”) to bundle and sublicense Adobe’s licensed products into new OEM products expired on March 31, 2010.  The Company is unlikely to be able to transition our customer base to another provider. The Company expects a material decrease in revenues for fiscal 2012 due to the end of this agreement.

17.  Subsequent Events:

On April 20, 2011, the Company entered into a new block license with an existing customer, pursuant to which the Company will receive a fee of $800,000.

The Company has evaluated subsequent events through the date these consolidated financial statements were issued and concluded no other subsequent events required disclosure or recognition.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions	Period
	(In thousands)
Allowances for uncollectible accounts receivable:
Year Ended January 31, 2010
Reserves deducted from assets to which they apply:
Allowances for uncollectible accounts receivable	$82	$(76)	$-	$6
Year Ended January 31, 2011
Reserves deducted from assets to which they apply:
Allowances for uncollectible accounts receivable	$6	$-	$-	$6