Form 10-Q
period 2011-04-30
PEERLESS SYSTEMS CORP
filed 2011-06-13
CIK 897893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

or

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

The number of shares of common stock outstanding as of June 3, 2011 was 3,470,249.

PEERLESS SYSTEMS CORPORATION

FORWARD—LOOKING STATEMENTS

Statements made by us in this report and in other reports and statements released by us that are not historical facts may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements are necessarily estimates reflecting the judgment of our senior management based on our current estimates, expectations, forecasts and projections and include comments that express our current opinions about trends and factors that may impact future strategy, strategic alternatives or operating results.  Disclosures that use words such as “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect,” “project” or the negative of these, as well as similar expressions, are intended to identify forward-looking statements.  These statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievement, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements.  We discuss such risks, uncertainties and other factors which could cause results to differ materially from management’s expectations throughout this report.  Additional information regarding factors that could cause results to differ materially from management's expectations is found in the section entitled "Risk Factors" in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on May 2, 2011. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below.

We intend that the forward-looking statements included herein be subject to the above-mentioned statutory safe harbor.  Investors are cautioned not to rely on forward-looking statements.  Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions, or otherwise.

PART I—FINANCIAL INFORMATION

Item 1 — Financial Statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED BALANCE SHEETS
(In thousands)

	April 30,	January 31,
	2011	2011

ASSETS
Current assets:
Cash and cash equivalents	$12,951	$12,384
Marketable securities	152	-
Trade accounts receivable, net	1,810	1,845
Income tax receivable	-	204
Deferred tax asset	35	35
Prepaid expenses and other current assets	37	61
Total current assets	14,985	14,529
Property and equipment, net	-	21
Other assets	4	10
Total assets	$14,989	$14,560

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued wages and compensated absenses	$76	$108
Accrued product licensing costs	728	682
Income tax payable	10	-
Other current liabilities	298	371
Total current liabilities	1,112	1,161
Other liabilities
Tax liabilities	1,610	1,599
Total liabilities	2,722	2,760
Stockholders’ equity:
Common stock, $.001 par value	5	6
Additional paid-in capital	13,967	13,754
Retained earnings	3,846	3,494
Accumulated other comprehensive income	(1)	96
Treasury stock, 2,737 at April 30, 2011 and January 31, 2011	(5,550)	(5,550)
Total stockholders’ equity	12,267	11,800
Total liabilities and stockholders’ equity	$14,989	$14,560

The accompanying notes are an integral part of these condensed financial statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED STATEMENTS OF INCOME
(In thousands except per share amounts)

	Three Months Ended April 30,
	2011	2010
Revenues:
Product licensing	$1,759	$825
Engineering services and maintenance	-	92
Total revenues	1,759	917
Cost of revenues:
Product licensing	590	87
Engineering services and maintenance	-	73
Total cost of revenues	590	160
Gross margin	1,169	757

Sales and marketing	34	112
General and administrative	637	984
	671	1,096
Income from operations	498	(339)
Other income, net	113	5,901
Income before income taxes	611	5,562
Provision for income taxes	259	2,215
Net income	$352	$3,347
Basic earnings per share	$0.11	$0.21
Diluted earnings per share	$0.11	$0.21
Weighted average common shares - outstanding — basic	3,107	16,020
Weighted average common shares - outstanding — diluted	3,315	16,306

The accompanying notes are an integral part of these condensed financial statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended April 30,
	2011	2010

Cash flows from operating activities:
Net income	$352	$3,347
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21	21
Share-based compensation	158	21
Realized gain on securities	(53)	-
Income tax receivable	203	234
Tax liabilities	11	868
Deferred tax asset and liability	-	(2,806)
Effects of liquidation of subsidiary	(42)	-
Changes in operating assets and liabilities:
Trade accounts receivables	35	255
Prepaid expenses and other assets	30	15
Accounts payable	-	2
Accrued product licensing costs	45	(80)
Deferred revenue	-	(92)
Income taxes payable	10	1,114
Other liabilities	(106)	50
Net cash provided by operating activities	664	2,949
Cash flows from investing activities:
Purchases of marketable securities	(152)	(3,224)
Proceeds from sale of securities	-	19,177
Net cash provided (used in) by investing activities	(152)	15,953
Cash flows from financing activities:
Purchase of stock options	(22)	-
Proceeds from exercise of common stock options	77	-
Net cash provided by financing activities	55	-
Net increase in cash and cash equivalents	567	18,902
Cash and cash equivalents, beginning of period	12,384	36,684
Cash and cash equivalents, end of period	$12,951	$55,586

The accompanying notes are an integral part of these condensed financial statements.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying unaudited condensed  financial statements of Peerless Systems Corporation (the “Company” or “Peerless”) have been prepared pursuant to the rules of the SEC for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles.  The financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011, filed with the SEC on May 2, 2011.  The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.

2.  Recent Accounting Pronouncements

No recent accounting pronouncements have a material impact on our business.

3.  Cash, Cash Equivalents, and Marketable Securities

As of April 30, 2011 and January 31, 2011, cash, cash equivalents, and marketable securities included the following (in thousands):

April 30, 2011
	Cost	Unrealized Gains	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash and cash equivalents	$12,951	$—	$—	$—	$12,951
Exchange traded marketable securities	152	—	(1)	—	151
Total	$13,103	$—	$(1)	$—	$13,102

January 31, 2011
	Cost	Unrealized Gains	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash and cash equivalents	$12,384	$—	$—	$—	$12,384
Exchange traded marketable securities	—	—	—	—	—
Total	$12,384	$—	$—	$—	$12,384

Cash equivalents are comprised of money market funds traded in an active market with no restrictions.  On a recurring basis, the Company measures its investments, cash equivalents, and marketable securities at fair value.  Cash, cash equivalents, and marketable securities are classified within Level I of the fair value hierarchy because they are valued using observable inputs, such as quoted prices in active markets.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS - (Continued)

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
	Three Months Ended April 30,
	2011	2010
Net income	$352	$3,347
Changes in unrealized gains in available for sale securities, net of taxes	(1)	-
Foreign currency translation adjustment, net of taxes	-	43

Total comprehensive income, net of taxes	$351	$3,390

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

5.  Earnings Per Share

Earnings per share (EPS) for the three months ended April 30, 2011 and 2010 are calculated as follows (in thousands, except for per share amounts):

	2011			2010
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic EPS
Earnings available to common stockholders	$352	3,107	$0.11	$3,347	16,020	$0.21
Effect of Dilutive Securities
Restricted Shares	—	29	—	—	20	—
Options	—	179	—	—	266	—
Diluted EPS
Earnings available to common stockholders with assumed conversions	$352	3,315	$0.11	$3,347	16,306	$0.21

Potentially dilutive options in the aggregate of approximately 100,000 and 148,000 for the three months ended April 30, 2011 and 2010, respectively, have been excluded from the calculation of the diluted income per share, because their effect would have been anti-dilutive.

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

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS - (Continued)

6.  Stock-Based Compensation Plans

The Company has certain plans which provide for the grant of incentive stock options to employees and non-statutory stock options, restricted stock purchase awards and stock bonuses to employees, directors and consultants.  The terms of stock options granted under these plans generally may not exceed 10 years.  Options granted under the incentive plans vest at the rate specified in each optionee’s agreement, generally over three or four years.  As of April 30, 2011, an aggregate of 4.3 million shares of common stock were authorized for issuance under the various option plans.

Compensation expense for share-based awards granted is recognized using a straight-line, or single-option method.  The Company recognizes these compensation costs over the service period of the award, which is generally the option vesting term of three or four years.  In determining the fair value of options granted the Company primarily used the Black-Scholes model and assumed no dividends per year.  Risk-free interest rates for the options were taken from the Daily Federal Yield Curve Rates on the grant dates for the expected life of the options as published by the Federal Reserve.  The expected volatility was based upon historical data and other relevant factors such as the Company’s changes in historical volatility.  The expected forfeiture rate of employee stock options was calculated using the Company’s historical terminations data.

For the three months ended April 30, 2011 and April 30, 2010, the Company recorded a total of approximately $158,000 and $21,000, respectively, in share based compensation related to stock options and restricted stock.

The following represents option activity under the 1996 Equity Incentive Plan and 2005 Incentive Award Plan, as amended and restated, for the three months ended April 30, 2011:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts)
Balance outstanding January 31, 2011	700	$2.14
Granted	-	$-
Exercised	(75)	$1.03
Canceled or expired	(29)	$2.66
Balance outstanding April 30, 2011	596	$2.25	6.13	$596
Stock options exercisable, April 30, 2011	399	$2.14	4.92	$454

As of April 30, 2011, there was $173,895 of total unrecognized compensation cost related to unvested option-based compensation arrangements granted under the 2005 plan.  That cost is expected to be recognized over a weighted-average period of 2.24 years.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS - (Continued)

On March 16, 2011, as part of his semi-annual bonus review, the Company granted 20,000 shares of restricted stock with a fair value of $61,000 to its Chief Executive Officer pursuant to the 2005 Plan, which vests monthly on a ratable basis over a 24 month period.

Stock based compensation expense of approximately $27,000 was recorded for the three months ended April 30, 2011, for non-market-based restricted stock.  The total fair value of restricted stock awards that vested during the three months ended April 30, 2011 was $2,542.  A summary of the Company’s non-vested restricted stock awards as of April 30, 2011 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock awards as of January 31, 2011	257,240	2.09
Granted	20,000	3.05
Vested	(833)	3.05
Forfeited	-	-
Non-vested stock awards as of April 30, 2011	276,407	2.14

The unrecognized compensation for non-vested restricted stock awards of $197,941 will be recognized over a weighted-average period of 1.27 years.

The Company used a Monte Carlo simulation model valuation technique to determine the fair value of the 200,000 shares of restricted common stock granted to the Chairman and Chief Executive Officer issued during the fiscal quarter ended October 31, 2010 because this award vests based upon achievement of market price targets or “market conditions.”  One quarter of such shares will vest if prior to August 26, 2013 the average closing price of the Company's common stock on the Nasdaq Capital Market is greater than or equal to the target prices of $3.75, $4.00, $4.25 and $4.50, respectively, for 15 consecutive trading days. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market conditions stipulated in the award and calculates the fair value of each share of the restricted stock.  The Company used the following assumptions in determining the fair value of this restricted stock as of August 26, 2010:

Daily expected stock price volatility	Daily expected mean return on equity	Daily expected dividend yield	Average daily risk-free interest rate
2.759%	0.040%	0.000%	0.003%

The daily expected stock price volatility is based on three-year historical volatility of the Company’s common stock. The daily expected dividend yield is based on annual expected dividend payments and the closing price of the Company’s common stock on the Nasdaq Capital Market on the date of the grant. The average daily risk-free interest rate is based on the three-year treasury yield as of the grant date. Each of the four tranches of the restricted stock grant is calculated to have its own fair value and requisite service period.  The fair value of each tranche is amortized over the lesser of the requisite or derived service period which is up to three years.  These shares had a grant date fair value of approximately $395,000.  As of April 30, 2011, all 200,000 restricted shares remained unvested.  A stock compensation expense of approximately $112,000 was recorded during the three months ended April 30, 2011 for these shares.

7.  Concentration of Revenues

During the first quarter of fiscal 2012, two customers, Oki Data and Novell Inc. (“Novell”), totaled approximately 89% of the revenues of the Company.  During the first quarter of fiscal 2011, two customers Novell and Xerox International Partners, totaled approximately 73% of the revenues of the Company.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Highlights

 Revenues for the three months ended April 30, 2011 were $1.8 million, a 100% increase from the $0.9 million in revenues for the three months ended April 30, 2010.  The Company did not have any engineering services and maintenance revenues during the three months ended April 30, 2011, compared to $0.1 million for the three months ended April 30, 2010, due to the Company’s decision to stop offering these services in the fourth quarter of fiscal 2011.

As a result of our staffing and cost reductions, operating expenses were reduced 39%, to approximately $671,000 for the three months ended April 30, 2011 compared to approximately $1,096,000 for the three months ended April 30, 2010.

On April 20, 2011, the Company entered into an $800,000 block license with an existing customer.

General

We continue to generate revenue from our OEMs through the licensing of technology related to imaging solutions.  Our product licensing revenues are comprised of recurring per unit and block licensing revenues, and perpetual licenses.  Licensing revenues are derived from per unit fees paid periodically by our OEM customers upon manufacturing and subsequent commercial shipment of products incorporating the technology which we license.  Licensing revenues are also derived from arrangements in which we enable third party technology, such as solutions from Novell, to be used with our OEM partners’ products.

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

The technology we license has addressed the worldwide market for monochrome printers (21-69 pages per minute) and multifunction printers (“MFP”) (21-110 pages per minute).  This market has been consolidating, and the demand for the technology offered by us has continued to decline since fiscal 2008.  The document imaging industry has changed.  Lower cost of development and production overseas as well as increasing complexity of imaging requirements makes us unable to effectively compete in this environment.  As a result, we sold our imaging and networking technologies and certain other assets to KMC in April 2008.  As part of the transaction we retained the right, subject to certain restrictions, to continue licensing the imaging technology that we had previously developed and continue to license third party imaging technologies.  We are currently pursuing other potential investment opportunities.  The strategy calls for aligning our cost structure with our current and projected revenue streams, maximizing the value of our licensed back technologies and expanding our business through investment opportunities.

Our inability to implement our strategy to enhance stockholder value as well as the declining sales trend of our existing licenses, downward price pressure on the technologies we license, downward price pressure on OEM products and the anticipated consolidation of the number of OEMs in the marketplace, may have a material adverse effect on our business and financial results.  See “Forward-Looking Statements” above.

Liquidity and Capital Resources

Our total assets at April 30, 2011 were $15.0 million, an increase of 2.7% from $14.6 million as of January 31, 2011.  Cash and cash equivalents increased from $12.4 at January 31, 2011 to $13.0 at April 30, 2011.  Stockholders’ equity at April 30, 2011 was $12.3 million, an increase of 4.2% from $11.8 million as of January 31, 2011.

             At April 30, 2011, our principal source of liquidity, cash and cash equivalents, was $13.0 million; an increase of $0.6 million from January 31, 2011.  The increase is primarily due to collection of our accounts receivable.

Critical Accounting Policies

We describe our significant accounting policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended January 31, 2011. There has been no change in our significant accounting policies since the end of fiscal 2011.

Results of Operations

Net Income

Our net income for the three months ended April 30, 2011 was $0.4 million, or $0.11 per basic and diluted share, compared to a net income of $3.3 million, or $0.21 per basic and diluted share, for the three months ended April 30, 2010.  The Company had 3.1 million and 16.0 million weighted average shares of common stock outstanding as of April 30, 2011 and April 30, 2010, respectively, primarily due to the self-tender offer completed in November 2010.

Revenues

Revenues were $1.8 million for the three months ended April 30, 2011, compared to $0.9 million for the three months ended April 30, 2010.  We experienced an increase in licensing revenues during the three months ended April 30, 2011 from the three months ended April 30, 2010, due to an $800,000 block license signed this quarter with an existing customer.  Engineering services and maintenance revenues were $0 and $0.1 million, for the three months ended April 30, 2011 and 2010, respectively.  The decrease was due to the Company’s decision to stop offering these services.

Cost of Revenues

Total cost of revenues were $0.6 million for the three months ended April 30, 2011, compared to $0.2 million for the three months ended April 30, 2010.  Product licensing costs increased for the three months ended April 30, 2011, primarily due to the third party license fees associated with the $800,000 block license.  Engineering services and maintenance costs were $0 and $0.1 million, for the three months ended April 30, 2011 and 2010, respectively.  The decrease was due to the Company’s decision to stop offering these services in the fourth quarter of fiscal 2011.

 Gross Margin

Our gross margins were 66.5% and 82.6% for the three months ended April 30, 2011 and April 30, 2010, respectively.

Operating Expenses

Total operating expenses decreased 36% to $0.7 million for the three months ended April 30, 2011, from $1.1 million for the three months ended April 30, 2010.

•
Sales and marketing expenses decreased 66% to approximately $34,000 for the three months ended April 30, 2011from approximately $112,000 for the three months ended April 30, 2010.  The decrease was mainly due to reduction in compensation expenses and commissionable sales following the resignation of the Company’s President and Vice President of Sales in July 2010.

•
General and administrative expenses decreased 40% to $0.6 million for the three months ended April 30, 2011 from $1.0 million for the three months ended April 30, 2010.  The decrease was due to the Company’s continued reduction of costs.

Income Taxes

Our $0.3 million tax provision for the three months ended April 30, 2011 was the result of pretax operating income, of $0.5 million and pretax non-operating income of $0.1 million.

The Company invested in common stock and warrants of Highbury Financial, Inc. (“Highbury”) beginning in the first quarter of fiscal 2010.  Highbury paid quarterly dividends of $0.05 per share of common stock and special dividends of $1.50 and $0.9977 per share of common stock on October 7, 2009 and April 15, 2010, respectively.  Over the term of its investment, the Company received aggregate dividends of $8.1 million on its Highbury common stock.  On December 12, 2009, Highbury entered into a merger agreement to be acquired by a subsidiary of Affiliated Managers Group, Inc. (“AMG”) for AMG common stock.   Our $2.2 million tax provision for the three months ended April 30, 2010 was primarily due to such special dividends and a gain on our investment in Highbury.

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

For the period ending April 30, 2011 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2011, our disclosure controls and procedures were effective.

(b)   Changes in internal control over financial reporting

In the three months ended April 30, 2011, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Chairman and Chief Executive Officer

/s/ William R. Neil
Chief Financial Officer

Date: June 13, 2011

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