Form 10-Q
period 2011-07-31
PEERLESS SYSTEMS CORP
filed 2011-09-14
CIK 897893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑   Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☑ No

The number of shares of common stock outstanding as of September 13, 2011 was 3,540,925.

PEERLESS SYSTEMS CORPORATION
INDEX

FORWARD—LOOKING STATEMENTS

Statements made by us in this report and in other reports and statements released by us that are not historical facts may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements are necessarily estimates reflecting the judgment of our senior management based on our current estimates, expectations, forecasts and projections and include comments that express our current opinions about trends and factors that may impact future strategy, strategic alternatives or operating results.  Disclosures that use words such as “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect,” “project” or the negative of these, as well as similar expressions, are intended to identify forward-looking statements.  These statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievement, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements.  We discuss such risks, uncertainties and other factors which could cause results to differ materially from management’s expectations throughout this report.  Additional information regarding factors that could cause results to differ materially from management's expectations is found in the section entitled "Risk Factors" in our 2011 Annual Report on Form 10-K.  Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below.

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

PART I—FINANCIAL INFORMATION

Item 1 — Financial Statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 31,	January 31,
	2011	2011

ASSETS
Current assets:
Cash and cash equivalents	$13,398	$12,384
Marketable securities	367	-
Trade accounts receivable, net	423	1,845
Income tax receivable	160	204
Deferred tax asset	35	35
Prepaid expenses and other current assets	78	61
Total current assets	14,461	14,529
Property and equipment, net	-	21
Other assets	4	10
Total assets	$14,465	$14,560

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued wages and compensated absenses	$59	$108
Accrued product licensing costs	265	682
Other current liabilities	251	371
Total current liabilities	575	1,161
Other liabilities
Tax liabilities	1,621	1,599
Total liabilities	2,196	2,760
Stockholders’ equity:
Common stock, $.001 par value	5	6
Additional paid-in capital	14,130	13,754
Retained earnings	3,706	3,494
Accumulated other comprehensive income	(22)	96
Treasury stock, 2,737 at July 31, 2011 and January 31, 2011	(5,550)	(5,550)
Total stockholders’ equity	12,269	11,800
Total liabilities and stockholders’ equity	$14,465	$14,560

The accompanying notes are an integral part of these condensed financial statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
Revenues:
Product licensing	$358	$729	$2,116	$1,553
Engineering services and maintenance	-	30	-	122
Total revenues	358	759	2,116	1,675
Cost of revenues:
Product licensing	(12)	222	578	309
Engineering services and maintenance	-	71	-	143
Total cost of revenues	(12)	293	578	452
Gross margin	370	466	1,538	1,223

Sales and marketing	30	216	63	328
General and administrative	583	520	1,221	1,504
	613	736	1,284	1,832
Income (loss) from operations	(243)	(270)	254	(609)
Other income, net	4	48	117	5,949
Income (loss) before income taxes	(239)	(222)	371	5,340
Provision (benefit) for income taxes	(101)	(91)	159	2,124
Net income (loss)	$(138)	$(131)	$212	$3,216
Basic earnings per share	$(0.04)	$(0.01)	$0.07	$0.20
Diluted earnings per share	$(0.04)	$(0.01)	$0.06	$0.20
Weighted average common shares - outstanding — basic	3,216	15,989	3,153	15,982
Weighted average common shares - outstanding — diluted	3,216	15,989	3,341	16,255

The accompanying notes are an integral part of these condensed financial statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended July 31,
	2011	2010

Cash flows from operating activities:
Net income	$212	$3,216
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21	26
Share-based compensation	276	52
Realized gain on securities	(53)	(2,806)
Income tax receivable	44	234
Tax liabilities	21	916
Effects of liquidation of subsidiary	(42)	-
Changes in operating assets and liabilities:
Trade accounts receivables	1,422	316
Prepaid expenses and other assets	(11)	209
Accounts payable	-	1
Accrued product licensing costs	(418)	(79)
Deferred revenue	-	(122)
Income taxes payable	(170)	-
Other liabilities	-	64
Net cash provided by operating activities	1,302	2,027
Cash flows from investing activities:
Purchases of marketable securities	(457)	(3,224)
Proceeds from sale of securities	69	19,237
Net cash provided (used in) by investing activities	(388)	16,013
Cash flows from financing activities:
Purchase of employee stock option	(22)	-
Proceeds from exercise of common stock options	122	1
Net cash provided by financing activities	100	1
Net increase in cash and cash equivalents	1,014	18,041
Cash and cash equivalents, beginning of period	12,384	36,684
Cash and cash equivalents, end of period	$13,398	$54,725

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

2.  Recent Accounting Pronouncements

 In June 2011, the FASB issued ASU 2011-05 to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity.  ASU 2011-05 will be effective for the Company beginning February 1, 2012, and the Company will be required to apply it retrospectively. The adoption of this standard will only impact the presentation of our financial statements and will have no impact on the reported results.

3.  Cash, Cash Equivalents and Marketable Securities

As of July 31, 2011 and January 31, 2011, cash, cash equivalents and marketable securities included the following (in thousands):

July 31, 2011
	Cost	Unrealized Gains	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash and cash equivalents	$13,398	$—	$—	$—	$13,398
Exchange traded marketable securities	389	—	(22)	—	367
Total	$13,787	$—	$(22)	$—	$13,765

January 31, 2011
	Cost	Unrealized Gains	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash and cash equivalents	$12,384	$—	$—	$—	$12,384
Exchange traded marketable securities	—	—	—	—	—
Total	$12,384	$—	$—	$—	$12,384

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
Net income	$(138)	$(131)	$212	$3,216
Changes in unrealized gains in available for sale securities, net of taxes	(21)	-	(22)	-
Foreign currency translation adjustment, net of taxes	-	-	43	-
Total comprehensive income, net of taxes	$(159)	$(131)	$233	$3,216

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.  Earnings Per Share

Earnings per share (EPS) for the three and six months ended July 31, 2011 and 2010 are calculated as follows (in thousands, except for per share amounts):

	Three Months Ended July 31,
	2011			2010
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic EPS
Earnings available to common stockholders	$(138)	3,216	$(0.04)	$(131)	15,989	$(0.01)
Effect of Dilutive Securities
Restricted Shares	-	-	-	-	-	-
Options	-	-	-	-	-	-
Diluted EPS
Earnings available to common stockholders with assumed conversions	$(138)	3,216	$(0.04)	$(131)	15,989	$(0.01)

	Six Months Ended July 31,
	2011			2010
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic EPS
Earnings available to common stockholders	$212	3,153	$0.07	$3,216	15,982	$0.20
Effect of Dilutive Securities
Restricted Shares	-	3	-	-	-	-
Options	-	185	-	-	273	-
Diluted EPS
Earnings available to common stockholders with assumed conversions	$212	3,341	$0.06	$3,216	16,255	$0.20

Potentially dilutive options in the aggregate of approximately 596,000 and 1,047,000 for the three months ended July 31, 2011 and 2010, respectively, and 100,000 and 213,000 for the six months ended July 31, 2011 and 2010, respectively, have been excluded from the calculation of the diluted income per share, because their effect would have been anti-dilutive.

76,407 shares of restricted stock were excluded from the calculation of the diluted income per share for the three months ended July 31, 2011, because their effect would have been anti-dilutive.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS – (Continued)

6.  Stock-Based Compensation Plans

The Company has certain plans which provide for the grant of incentive stock options to employees and non-statutory stock options, restricted stock purchase awards and stock bonuses to employees, directors and consultants.  The terms of stock options granted under these plans generally may not exceed 10 years.  Options granted under the incentive plans vest at the rate specified in each optionee’s agreement, generally over three or four years.  As of July 31, 2011, an aggregate of 4.3 million shares of common stock were authorized for issuance under the various option plans.

Compensation expense for share-based awards granted is recognized using a straight-line, or single-option method.  The Company recognizes these compensation costs over the service period of the award, which is generally the option vesting term of three or four years.   In determining the fair value of options granted the Company primarily used the Black-Scholes model and assumed no dividends per year.  During the second quarter of fiscal year 2012, the Company used a weighted average expected life of 8.20 years, expected volatility of 50%, and weighted average risk free interest rate of 2.42%.

For the three months ended July 31, 2011 and July 31, 2010, the Company recorded a total of approximately $118,000 and $31,000, respectively, in share based compensation related to stock options and restricted stock.  For the six months ended July 31, 2011 and July 31, 2010, the Company recorded a total of approximately $276,000 and $52,000, respectively, in share based compensation related to stock options and restricted stock.  The Company granted the board of directors a total of 10,000 stock options and issued 14,085 restricted common shares upon the reelection of the five returning, non-employee members of the board of directors in the six months ended July 31, 2011.

The following represents option activity under the 1996 Equity Incentive Plan and 2005 Incentive Award Plan, as amended and restated, for the six months ended July 31, 2011:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts)
Balance outstanding January 31, 2011	700	$2.14
Granted	-	$-
Exercised	(75)	$1.03
Canceled or expired	(29)	$2.66
Balance outstanding April 30, 2011	596	$2.25
Granted	60	$3.55
Exercised	(49)	$3.18
Canceled or expired	(11)	$1.95
Balance outstanding July 31, 2011	596	$2.35	6.70	$832
Stock options exercisable, July 31, 2011	380	$2.09	5.48	$636

As of July 31, 2011, there was $190,015 of total unrecognized compensation cost related to unvested option-based compensation arrangements granted under the 2005 plan. That cost is expected to be recognized over a weighted-average period of 1.46 years.

The weighted-average grant date fair value of the options granted during the six months ended July 31, 2011 was $1.14.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS – (Continued)

Stock based compensation expense of approximately $29,000 and $58,000 was recorded for the three months ended July 31, 2011 and the six months ended July 31, 2011, respectively, for non-market-based restricted stock.  The total fair value of restricted stock awards that vested during the three months and six months ended July 31, 2011 was $92,543 and $95,085, respectively.  A summary of all the Company’s non-vested restricted stock awards as of July 31, 2011 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock awards as of January 31, 2011	257,240	2.09
Granted	20,000	3.05
Vested	(833)	3.05
Forfeited	-	-
Non-vested stock awards as of April 30, 2011	276,407	2.14
Granted	64,085	3.55
Vested	(39,740)	2.33
Forfeited	-	-
Non-vested stock awards as of July 31, 2011	300,752	2.43

The unrecognized compensation for non-vested restricted stock awards of $333,377 will be recognized over a weighted-average period of 2.72 years.

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

The daily expected stock price volatility is based on three-year historical volatility of the Company’s common stock. The daily expected dividend yield is based on annual expected dividend payments and the closing price of the Company’s common stock on the Nasdaq Capital Market on the date of the grant. The average daily risk-free interest rate is based on the three-year treasury yield as of the grant date. Each of the four tranches of the restricted stock grant is calculated to have its own fair value and requisite service period.  The fair value of each tranche is amortized over the lesser of the requisite or derived service period which is up to three years.  These shares had a grant date fair value of approximately $395,000.  As of July 31, 2011, all 200,000 restricted shares remained unvested, however, 50,000 shares vested on August 9, 2011.  A stock compensation expense of approximately $63,000 and $175,000 were recorded during the three months and six months ended July 31, 2011, respectively, for the market-based restricted shares.

7.  Concentration of Revenues

During the three months ended July 31, 2011, one customer, Novell Inc. (“Novell”), totaled approximately 94% of total revenue.  During the three months ended July 31, 2010, three customers, XIP, Oki Data and Novell, totaled approximately 85% of the revenues of the Company.

During the six months ended July 31, 2011, two customers, Oki Data and Novell, totaled approximately 90% of the revenues of the Company.  During the six months ended July 31, 2010, two customers Novell and XIP, totaled approximately 73% of the revenues of the Company.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS – (Continued)
8.  Subsequent Events

On August 1, 2011, the Company filed a registration statement on Form S-1 (“Form S-1”) in conjunction with a registration statement on Form N-2 (“Form N-2”) for Peerless Value Opportunity Fund (“PVOF”), which was filed on July 29, 2011.  The Form S-1 registered (i) Units, each consisting of one common share of PVOF, par value $.0001 per share (“PVOF Common Shares”), and one warrant in the Company, (ii) warrants of the Company, included as part of the Units and (iii) Peerless common stock underlying the warrants. The Form N-2 registered the PVOF Common Shares.

The Company is paying for all offering and organizational expenses for PVOF, except the sales load.  Upon completion of the initial public offering of PVOF, the Company will be reimbursed for all offering and organizational expenses paid on behalf of PVOF up to $.04 per share.  Offering and organizational expenses (except any sales load) in the aggregate that exceed $.04 per share will be borne by the Company.  There are no assurances that the IPO of PVOF will be completed.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Highlights

Revenues for the six months ended July 31, 2011 were $2.1 million, a 23.5% increase from the $1.7 million in revenues for the six months ended July 31, 2010.  The Company did not have any engineering services and maintenance revenues during the six months ended July 31, 2011, compared to $0.1 million for the six months ended July 31, 2010, due to the Company’s decision to stop offering these services in the fourth quarter of fiscal 2011.

As a result of our staffing and cost reductions, operating expenses were reduced 28%, to approximately $1.3 million for the six months ended July 31, 2011 compared to approximately $1.8 for the six months ended July 31, 2010.

One of our customers indicated that their production was interrupted by the March 2011 earthquake, and related catastrophes, in Japan.  This customer indicated that the third quarter may also be affected by the disruption in production and they expect an increase in production in the fourth quarter.  Estimates for the change in production are unknown.

The Company is attempting to transition its primary business from licensing imaging technology to the asset management industry.  However, the Company continues to explore various alternatives to enhance stockholder value through establishing a new venture or acquiring an existing business, as well as through other investment opportunities.  It is possible that these various alternatives will be outside the asset management industry.  On August 1, 2011, the Company filed the Form S-1 to issue warrants convertible into its common stock, in conjunction with the Form N-2 filed on July 29, 2011.   The Company is paying for all offering and organizational expenses for PVOF, except the sales load.  Upon completion of the initial public offering of PVOF, the Company will be reimbursed for all offering and organizational expenses paid on behalf of PVOF up to $.04 per share.  Offering and organizational expenses (except any sales load) in the aggregate that exceed $.04 per share will be borne by the Company.  There are no assurances that the IPO of PVOF will be completed.  As of July 31, 2011, the Company incurred approximately $91,000 related to the offering and organizational expenses for PVOF.

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

Liquidity and Capital Resources

Our total assets at July 31, 2011 were $14.5 million, a decrease of 1% from $14.6 million as of January 31, 2011.  Cash and cash equivalents increased from $12.4 at January 31, 2011 to $13.4 at July 31, 2011.  Stockholders’ equity at July 31, 2011 was $12.3 million, an increase of 4.2% from $11.8 million as of January 31, 2011.

             At July 31, 2011, our principal source of liquidity, cash and cash equivalents, was $13.4 million; an increase of $1.0 million from January 31, 2011.  The increase is primarily due to collection of our accounts receivable.

Critical Accounting Policies

We describe our significant accounting policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended January 31, 2011. There has been no change in our significant accounting policies since the end of fiscal 2011.

Results of Operations

Net Income

Our net income for the six months ended July 31, 2011 was $0.2 million, or $0.07 per basic share and $0.06 per diluted share, compared to a net income of $3.2 million, or $0.20 per basic and diluted share, for the six months ended July 31, 2010.

Our net income for the three months ended July 31, 2011 was $(0.1) million, or $(0.04) per basic and diluted share, compared to a net income of $(0.1) million, or $(0.01) per basic and diluted share, for the three months ended July 31, 2010.

The Company had 3.2 million and 16.0 million weighted average shares of common stock outstanding as of July 31, 2011 and July 31, 2010, respectively. The decrease in weighted average shares of common stock outstanding was primarily due to the self-tender offer completed in November 2010.

Revenues

Revenues were $2.1 million for the six months ended July 31, 2011, compared to $1.6 million for the six months ended July 31, 2010.  We experienced an increase in licensing revenues during the six months ended July 31, 2011 from the six months ended July 31, 2010, due to an $800,000 block license signed in the first fiscal quarter with an existing customer.  Engineering services and maintenance revenues were $0 and $0.1 million, for the three months ended July 31, 2011 and 2010, respectively.  The decrease was due to the Company’s decision to stop offering these services.

Revenues were $0.4 million for the three months ended July 31, 2011, compared to $0.7 million for the three months ended July 31, 2010.  We experienced a decrease in licensing revenues during the three months ended July 31, 2011 from the three months ended July 31, 2010, due to the declining use of our technology and due to the earthquakes, and resulting catastrophes, in Japan which has reportedly disrupted aspects of our customers’ businesses.

Cost of Revenues

Total cost of revenues were $0.6 million for the six months ended July 31, 2011, compared to $0.5 million for the six months ended July 31, 2010.  Product licensing costs increased for the six months ended July 31, 2011, primarily due to an $800,000 block license signed in the first fiscal quarter with an existing customer.  Engineering services and maintenance costs were $0 and $0.1 million, for the six months ended July 31, 2011 and 2010, respectively.  The decrease was due to the Company’s determination to stop offering these services in the fourth quarter of fiscal 2011.

Total cost of revenues were approximately $(12,000) for the three months ended July 31, 2011, compared to $0.3 million for the three months ended July 31, 2010.  The Company recorded a reversal of royalty licensing costs for the three months ended July 31, 2011 for its cost of revenue primarily due to adjustments made to reserve balances for block licenses. Due to a shift in actual versus estimated shipment patterns by the Company’s customers, the Company expects a decrease in payments related to certain block licenses. Product licensing costs decreased for the three months ended July 31, 2011, compared to the three months ended July 31, 2010, primarily due to a reduction in revenue and a change in product mix of shipments containing the Company’s technology being greater than that of third party technology.  Engineering services and maintenance costs were $0 and $0.1 million, for the three months ended July 31, 2011 and 2010, respectively.  The decrease was due to the Company’s determination to stop offering these services in the fourth quarter of fiscal 2011.

 Gross Margin

Our gross margins were 72.7% and 73.0% for the six months ended July 31, 2011 and July 31, 2010, respectively.

Our gross margins were 103.4% and 61.4% for the three months ended July 31, 2011 and July 31, 2010, respectively.  We had adjustments to the estimated cost of revenue, due to the over accrual of estimated costs in prior periods, resulting in a credit to the cost of revenue for the three months ended July 31, 2011.

Operating Expenses

Total operating expenses decreased 27.8% to $1.3 million for the six months ended July 31, 2011, from $1.8 million for the six months ended July 31, 2010.

•
Sales and marketing expenses decreased 66.7% to $0.1 million for the six months ended July 31, 2011 from approximately $0.3 million for the six months ended July 31, 2010.  The decrease was mainly due to reduction in compensation expenses and commissionable sales following the resignation of the Company’s President and Vice President of Sales in July 2010.

•
General and administrative expenses decreased 20% to $1.2 million for the six months ended July 31, 2011 from $1.5 million for the six months ended July 31, 2010.  The decrease was due primarily to the Company’s continued reduction of costs.

Total operating expenses decreased 14.3% to $0.6 million for the three months ended July 31, 2011, from $0.7 million for the three months ended July 31, 2010.

•
Sales and marketing expenses decreased 86.1% to approximately $30,000 for the three months ended July 31, 2011from approximately $216,000 for the three months ended July 31, 2010.  The decrease was mainly due to reduction in compensation expenses and commissionable sales following the resignation of the Company’s President and Vice President of Sales in July 2010.

•
General and administrative expenses increased 20% to $0.6 million for the three months ended July 31, 2011 from $0.5 million for the three months ended July 31, 2010.  The increase was due to the costs associated with the Company's efforts to establish a closed-end fund as well as increased stock based compensation expenses.

Income Taxes

Our effective income tax rate was 42.9 % for the six months ended July 31, 2011 compared to 39.8 % for the six months ended July 31, 2010.

Our effective income tax rate was 42.3 % for the three months ended July 31, 2011 compared to 41.0 % for the three months ended July 31, 2010.

The Company invested in common stock and warrants of Highbury Financial, Inc. (“Highbury”) beginning in the first quarter of fiscal 2010. Highbury paid quarterly dividends of $0.05 per share of common stock and special dividends of $1.50 and $0.9977 per share of common stock on October 7, 2009 and April 15, 2010, respectively.  Over the term of its investment, the Company received aggregate dividends of $8.1 million on its Highbury common stock.  On December 12, 2009, Highbury entered into a merger agreement to be acquired by a subsidiary of Affiliated Managers Group, Inc. (“AMG”) for AMG common stock.   Our $2.1 million tax provision for the six months ended July 31, 2010 was primarily due to such special dividends and a gain on our investment in Highbury.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4 — Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, comprised of our Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

For the period ending July 31, 2011 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that, as of July 31, 2011, our disclosure controls and procedures were effective.

(b)   Changes in internal control over financial reporting

In the six months ended July 31, 2011, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1A — Risk Factors.

Besides the items indicated below, there have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011 (the “Form 10-K”).  Please refer to that section of the Form 10-K for disclosures regarding the risks and uncertainties related to our business.

As stated in under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011 filed May 2, 2011, there was a risk of the March 2011 earthquake and tsunami in Japan having an effect on our customers’ production.  Production disruptions related to these events are expected to continue for the remainder of fiscal 2012.

We cannot assure that an IPO of PVOF will be completed or, if completed, the timing or terms of an IPO.

The Company and PVOF have filed with the SEC the Registration Statement, pursuant to which PVOF is seeking to complete an IPO of its common shares as a non-diversified closed-end management investment company.  The ability to complete the offering depends upon many factors beyond the Company’s control, including, but not limited to: (i) retaining one or more underwriters for the offering; (ii) the willingness of investors to invest in the fund; (iii) market conditions; and (iv) the declaration of effectiveness of the Registration Statement by the SEC.

IPOs of closed-end funds are particularly challenging because immediately following the IPO closing, the fund’s net asset value per common share is generally less than the offering price in the IPO, with the difference being approximately equal to the sales load and other unreimbursed expenses of the IPO.

Additionally, the IPO of PVOF is expected to include warrants to purchase common stock of Peerless, which we believe is unique to any closed-end fund structure to date.  Such structure could require us to make filings with, or request assurance of no-action from, the SEC, the approval or receipt, as the case may be, of which is beyond our control.  Such structure may also prevent or significantly delay the effectiveness of the Registration Statement and/or the closing of the IPO.

Although the Registration Statement reflects the currently proposed terms of the IPO, the Company reserves the right to change such terms (including but not limited to the offering amount or the structure of the transaction) due to input from the SEC, potential underwriters or investors (or their advisors), or the Company’s legal, accounting, financial advisors or for any other reason.

We cannot assure that we can transition our primary business to the asset management industry

Although we are seeking to transition our primary business to the asset management industry, we cannot assure that we will be able to do so.  Such transition depends upon numerous factors beyond the Company’s control, including, but not limited to:

(i) whether PVOF is able to complete an IPO,
(ii) market conditions (including, without limitation, interest rates, the general condition of equity markets in the United States), and
(iii) the ability of Peerless to attract and maintain employees with industry experience.

Additionally, the asset management industry is highly competitive. Although Peerless’ management and Board of Directors have significant experience in managing capital and making investments in the public markets, because it is a newly formed entity, Peerless Asset Management (“PAM”) and Locksmith Capital Advisors (“LCA”), both wholly-owned subsidiaries of Peerless, have no prior experience operating a registered investment company.  This may make it more difficult for PAM and LCA to successfully transition to this industry.

We cannot assure that any transition to the asset management industry will increase value for Peerless’ stockholders

Since April 2008, we have been exploring and pursuing various alternatives to enhance stockholder value through establishing a new venture or acquiring an existing business, as well as through other investment opportunities.  In connection with this strategy, in the second quarter of fiscal 2012, we determined to attempt to transition our primary business to the asset management industry.

Although the goal of this transition is to increase value for stockholders, we cannot assure that any such transition will result in increased value.  The asset management business is subject to numerous risks.

Item 6 — Exhibits.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS**	XBRL Instance
Exhibit 101.SCH**	XBRL Taxonomy Extension Schema
Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation
Exhibit 101.DEF**	XBRL Taxonomy Extension Definition
Exhibit 101 LAB**	XBRL Taxonomy Extension Labels
Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL	Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Peerless Systems Corporation

By:	/s/ Timothy E. Brog
Chairman and Chief Executive Officer

/s/ Robert Kalkstein
Acting Chief Financial Officer

Date: September 14, 2011

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certification of Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS**	XBRL Instance
Exhibit 101.SCH**	XBRL Taxonomy Extension Schema
Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation
Exhibit 101.DEF**	XBRL Taxonomy Extension Definition
Exhibit 101 LAB**	XBRL Taxonomy Extension Labels
Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation

*Filed herewith.

** XBRL	Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.