Form 10-Q
period 2011-10-31
PEERLESS SYSTEMS CORP
filed 2011-12-14
CIK 897893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

or

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

The number of shares of common stock outstanding as of December 5, 2011 was 3,540,615.

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

PART I—FINANCIAL INFORMATION

Item 1 — Financial Statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 31,	January 31,
	2011	2011

ASSETS
Current assets:
Cash and cash equivalents	$10,081	$12,384
Marketable securities	4,419	-
Trade accounts receivable, net	800	1,845
Income tax receivable	309	204
Deferred tax asset	35	35
Prepaid expenses and other current assets	64	61
Total current assets	15,708	14,529
Property and equipment, net	-	21
Other assets	4	10
Total assets	$15,712	$14,560

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued wages and compensated absenses	$37	$108
Accrued product licensing costs	142	682
Other current liabilities	265	371
Total current liabilities	444	1,161
Other liabilities
Tax liabilities	1,632	1,599
Total liabilities	2,076	2,760
Stockholders’ equity:
Common stock, $.001 par value	5	6
Additional paid-in capital	14,199	13,754
Retained earnings	4,565	3,494
Accumulated other comprehensive income	417	96
Treasury stock, 2,737 at October 31, 2011 and January 31, 2011	(5,550)	(5,550)
Total stockholders’ equity	13,636	11,800
Total liabilities and stockholders’ equity	$15,712	$14,560

The accompanying notes are an integral part of these condensed financial statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Revenues:
Product licensing	$789	$2,827	$2,906	$4,381
Engineering services and maintenance	-	-	-	122
Total revenues	789	2,827	2,906	4,503
Cost of revenues:
Product licensing	41	826	619	1,134
Engineering services and maintenance	-	59	-	202
Total cost of revenues	41	885	619	1,336
Gross margin	748	1,942	2,287	3,167

Sales and marketing	29	49	93	377
General and administrative	490	749	1,710	2,252
	519	798	1,803	2,629
Income from operations	229	1,144	484	538
Other income, net	1,095	74	1,211	6,023
Income before income taxes	1,324	1,218	1,695	6,561
Provision for income taxes	467	492	626	2,617
Net income	$857	$726	$1,069	$3,944
Basic earnings per share	$0.26	$0.04	$0.34	$0.25
Diluted earnings per share	$0.25	$0.04	$0.32	$0.24
Weighted average common shares - outstanding — basic	3,286	16,174	3,191	16,047
Weighted average common shares - outstanding — diluted	3,494	16,459	3,375	16,328

The accompanying notes are an integral part of these condensed financial statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended October 31,
	2011	2010

Cash flows from operating activities:
Net income	$1,069	$3,944
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21	27
Share-based compensation	345	174
Realized gain on securities	(1,140)	(2,804)
Income tax receivable	(105)	234
Deferred tax asset and liability	-	(982)
Tax liabilities	33	927
Effects of liquidation of subsidiary	(42)	-
Changes in operating assets and liabilities:
Trade accounts receivables	1,045	(1,515)
Prepaid expenses and other assets	3	252
Accounts payable	-	(4)
Accrued product licensing costs	(540)	730
Deferred revenue	-	(372)
Income taxes payable	-	1,215
Other liabilities	(176)	(3)
Net cash provided by operating activities	513	1,823
Cash flows from investing activities:
Purchases of marketable securities	(213,993)	(3,224)
Proceeds from sale of marketable securities	211,077	19,237
Net cash provided (used in) by investing activities	(2,916)	16,013
Cash flows from financing activities:
Purchase of employee stock option	(22)	-
Proceeds from exercise of common stock options	122	470
Net cash provided by financing activities	100	470
Net increase (decrease) in cash and cash equivalents	(2,303)	18,306
Cash and cash equivalents, beginning of period	12,384	36,684
Cash and cash equivalents, end of period	$10,081	$54,990

The accompanying notes are an integral part of these condensed financial statements.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

On August 1, 2011, the Company filed a registration statement on Form S-1 (“Form S-1”) in conjunction with a registration statement on Form N-2 (“Form N-2”) for Peerless Value Opportunity Fund (“PVOF”), which was filed on July 29, 2011.  The Form S-1 registered (i) Units, each consisting of one common share of PVOF, par value $.0001 per share (“PVOF Common Shares”) and one warrant in the Company, (ii) warrants of the Company, included as part of the Units and (iii) Peerless common stock underlying the warrants. The Form N-2 registered the PVOF Common Shares.

The Company has agreed to pay for all offering and organizational expenses for PVOF, except the sales load.  Upon completion of the initial public offering of PVOF, the Company will be reimbursed for all offering and organizational expenses paid on behalf of PVOF up to $0.04 per PVOF Common Share.  Offering and organizational expenses (except any sales load) in the aggregate that exceed $0.04 per share will be borne by the Company.

As of October 31, 2011, the Company incurred approximately $137,000 related to offering and organizational expenses for PVOF.

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

3.  Cash, Cash Equivalents, and Marketable Securities

As of October 31, 2011 and January 31, 2011, cash, cash equivalents, and marketable securities included the following (in thousands):

October 31, 2011
	Cost	Unrealized Gains	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash and cash equivalents	$10,081	$-	$-	$-	$10,081
Exchange traded marketable securities	4,002	417	-	-	4,419
Total	$14,083	$417	$-	$-	$14,500

January 31, 2011
	Cost	Unrealized Gains	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash and cash equivalents	$12,384	$-	$-	$-	$12,384
Exchange traded marketable securities	-	-	-	-	-
Total	12,384	$-	$-	$-	$12,384

Cash equivalents are comprised of money market funds traded in an active market with no restrictions.  On a recurring basis, the Company measures its cash equivalents and marketable securities at fair value.  Cash, cash equivalents, and marketable securities are classified within Level I of the fair value hierarchy because they are valued using observable inputs, such as quoted prices in active markets.

During the three months ended October 31, 2011, the Company recorded approximately $1.1 million of realized gains on investments.  Financial instruments purchased with intention to sell over a short period were classified as trading securities.   Realized gains and losses on trading securities were calculated using average cost method.  The Company's investments consist of available-for-sale securities as of October 31, 2011.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.  Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from certain defined transactions and other events.  The Company’s comprehensive income consists of its reported net income and the net unrealized gains or losses on marketable securities and foreign currency translation adjustments.  Comprehensive income for each of the periods presented is comprised as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Net income	$857	$726	$1,069	$3,944
Changes in unrealized gains in available for sale securities, net of taxes	439	-	364	-
Reclassification adjustment for gains included in net income	(22)	-	53	-
Foreign currency translation adjustment, net of taxes	-	-	43	-
Total comprehensive income, net of taxes	$1,274	$726	$1,529	$3,944

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.  Earnings Per Share

Earnings per share (EPS) for the three and nine months ended October 31, 2011 and 2010 are calculated as follows:

	Three Months Ended October 31,
	2011			2010
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic EPS
Earnings available to common stockholders	$857	3,286	$0.26	$726	16,174	$0.04
Effect of Dilutive Securities
Restricted Shares	-	22	-	-	-	-
Options	-	186	-	-	285	-
Diluted EPS
Earnings available to common stockholders with assumed conversions	$857	3,494	$0.25	$726	16,459	$0.04

	Nine Months Ended October 31,
	2011			2010
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic EPS
Earnings available to common stockholders	$1,069	3,191	$0.34	$3,944	16,047	$0.25
Effect of Dilutive Securities
Restricted Shares	-	9	-	-	-	-
Options	-	175	-	-	281	-
Diluted EPS
Earnings available to common stockholders with assumed conversions	$1,069	3,375	$0.32	$3,944	16,328	$0.24

Potentially dilutive options in the aggregate of approximately 100,000 and 163,000 for the three months ended October 31, 2011 and 2010, respectively, and approximately 100,000 and 159,000 for the nine months ended October 31, 2011 and 2010, respectively, have been excluded from the calculation of the diluted income per share, because their effect would have been anti-dilutive.

52,500 shares of restricted stock were excluded from the calculation of the diluted income per share for the three months ended October 31, 2011, because their effect would have been anti-dilutive.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.  Stock-Based Compensation Plans

The Company has certain plans which provide for the grant of incentive stock options to employees and non-statutory stock options, restricted stock purchase awards and stock bonuses to employees, directors and consultants.  The terms of stock options granted under these plans generally may not exceed 10 years.  Options granted under the incentive plans vest at the rate specified in each optionee’s agreement, generally over three or four years.  As of October 31, 2011, an aggregate of 4.3 million shares of common stock were authorized for issuance under the various option plans.

Compensation expense for share-based awards granted is recognized using a straight-line, or single-option method.  The Company recognizes these compensation costs over the service period of the award, which is generally the option vesting term of three or four years.   During the third quarter of fiscal year 2012, no stock options were issued.

For the three months ended October 31, 2011 and October 31, 2010, the Company recorded a total of approximately $69,000 and $121,000, respectively, in share based compensation related to stock options and restricted stock.  For the nine months ended October 31, 2011 and October 31, 2010, the Company recorded a total of approximately $345,000 and $174,000, respectively, in share based compensation related to stock options and restricted stock.

The following represents option activity under the 1996 Equity Incentive Plan and 2005 Incentive Award Plan, as amended and restated, for the nine months ended October 31, 2011:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts)
Balance outstanding January 31, 2011	700	$2.14
Granted	-	$-
Exercised	(75)	$1.03
Canceled or expired	(29)	$2.66
Balance outstanding April 30, 2011	596	$2.25
Granted	60	$3.55
Exercised	(49)	$3.18
Canceled or expired	(11)	$1.95
Balance outstanding July 31, 2011	596	$2.35
Granted	-	$-
Exercised	-	$-
Canceled or expired	-	$-
Balance outstanding October 31, 2011	596	$2.35	6.44	$792
Stock options exercisable, October 31, 2011	401	$2.11	5.36	$636

As of October 31, 2011, there was approximately $245,000 of total unrecognized compensation cost related to unvested option-based compensation arrangements granted under the 2005 plan.  That cost is expected to be recognized over a weighted-average period of 2.34 years.

The weighted-average grant date fair value of the options granted during the nine months ended October 31, 2011 was $2.03.

Stock based compensation expense of approximately $37,000 and $94,000 was recorded for the three months ended October 31, 2011 and the nine months ended October 31, 2011, respectively, for non-market-based restricted stock.  The total fair value of restricted stock awards that vested during the three months and nine months ended October 31, 2011 was approximately $116,000 and $211,000, respectively.  A summary of all the Company’s non-vested restricted stock awards as of October 31, 2011 is as follows:

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock awards as of January 31, 2011	257,240	2.09
Granted	20,000	3.05
Vested	(833)	3.05
Forfeited	-	-
Non-vested stock awards as of April 30, 2011	276,407	2.14
Granted	64,085	3.55
Vested	(39,740)	2.33
Forfeited	-	-
Non-vested stock awards as of July 31, 2011	300,752	2.43
Granted	-	-
Vested	(52,500)	2.20
Forfeited	-	-
Non-vested stock awards as of October 31, 2011	248,252	2.48

The unrecognized compensation for non-vested restricted stock awards of approximately $282,000 will be recognized over a weighted-average period of 2.68 years.

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

The daily expected stock price volatility is based on three-year historical volatility of the Company’s common stock. The daily expected dividend yield is based on annual expected dividend payments and the closing price of the Company’s common stock on the Nasdaq Capital Market on the date of the grant. The average daily risk-free interest rate is based on the three-year treasury yield as of the grant date. Each of the four tranches of the restricted stock grant is calculated to have its own fair value and requisite service period.  The fair value of each tranche is amortized over the lesser of the requisite or derived service period which is up to three years.  These shares had a grant date fair value of approximately $395,000.  As of October 31, 2011, 150,000 restricted shares remained unvested.  One-fourth of the grant, or 50,000 shares, vested on August 9, 2011.  A stock compensation expense of approximately $14,000 and $190,000 were recorded during the three months and nine months ended October 31, 2011, respectively, for the market-based restricted shares.

PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.  Concentration of Revenues

During the three months ended October 31, 2011, two customers, Novell Inc. (“Novell”) and Xerox International Partners (“XIP”), accounted for approximately 89% of total revenue.  During the three months ended October 31, 2010, two customers, Konica Minolta and Novell, accounted for approximately 88% of total revenue.

During the nine months ended October 31, 2011, three customers, Oki Data, XIP and Novell, totaled approximately 96% of the revenues of the Company.  During the nine months ended October 31, 2010, two customers Konica Minolta and Novell, totaled approximately 76% of the revenues of the Company.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Highlights

In the third quarter of fiscal 2012, we invested approximately $3.6 million in common stock of ModusLink Global Solutions, Inc. (“ModusLink”).  As of October 31, 2011, we held 971,041 shares of common stock of ModusLink recorded at fair value of approximately $4.1 million.  The Company gave notice of its intent to present business and nomination to ModusLink on September 8, 2011.  Subsequently, we filed a preliminary proxy statement with the Securities and Exchange Commission (“SEC”) on October 24, 2011, to (i) nominate Timothy Brog, Chairman and Chief Executive Officer of Peerless and Jeffrey Wald, a Peerless Board member, for election as a director of ModusLink and (ii) make a precatory stockholder proposal to eliminate ModusLink’s classified board of directors.  There is no assurance that we will be successful in any of these matters.

In the third quarter of fiscal 2012, we took advantage of an increase in volatility in the markets by investing some of our cash into marketable securities.  We recorded approximately $1.1 million of realized gains on investments during the three months ended October 31, 2011.

While we continue to meet the needs and maximize the value of our imaging technology business, the Company is attempting to transition its primary business from licensing imaging technology to the asset management industry.  However, the Company continues to explore various alternatives to enhance stockholder value through establishing a new venture or acquiring an existing business, as well as through other investment opportunities.  It is possible that these various alternatives will be outside the asset management industry.

On August 1, 2011, the Company filed a registration statement on Form S-1 (“Form S-1”) in conjunction with a registration statement on Form N-2 (“Form N-2”) for Peerless Value Opportunity Fund (“PVOF”), which was filed on July 29, 2011.  The Form S-1 registered (i) Units, each consisting of one common share of PVOF, par value $.0001 per share (“PVOF Common Shares”) and one warrant in the Company, (ii) warrants of the Company, included as part of the Units and (iii) Peerless common stock underlying the warrants. The Form N-2 registered the PVOF Common Shares.

The Company has agreed to pay for all offering and organizational expenses for PVOF, except the sales load.  Upon completion of the initial public offering of PVOF, the Company will be reimbursed for all offering and organizational expenses paid on behalf of PVOF up to $0.04 per PVOF Common Share.  Offering and organizational expenses (except any sales load) in the aggregate that exceed $0.04 per share will be borne by the Company.

As of October 31, 2011, the Company incurred approximately $137,000 related to offering and organizational expenses for PVOF.

One of our largest customers announced that they are changing their fiscal year-end of January 31 to December 31, thereby shifting their fiscal quarters by one month. Due to this change, in the event we do not receive interim shipment reports, reported revenues from this customer may be subject to additional estimates by the Company, in the event that our reported revenues from this customer is an estimate, it may be adjusted in each subsequent quarter after receipt of the customer’s report.  This change will not have a material impact on our reported revenue over an extended period of time.

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

Block licenses are per-unit licenses in large volume quantities sold to an OEM for products either in or about to enter into distribution into the marketplace.  Perpetual licenses allow OEMs to ship products using licensed technology without the further payment of licensing fees.  Payment schedules for these licenses are negotiable and payment terms are often dependent on the size and other terms and conditions of the license being acquired.  Typically, payments are made in either one lump sum or over a period of four or fewer quarters.

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

The technology we license has addressed the worldwide market for monochrome printers (21-69 pages per minute) and multifunction printers (“MFP”) (21-110 pages per minute).  This market has been consolidating, and the demand for the technology offered by us has continued to decline since fiscal 2008.  The document imaging industry has changed.  Lower cost of development and production overseas as well as increasing complexity of imaging requirements makes us unable to effectively compete in this environment.  As a result, we sold our imaging and networking technologies and certain other assets to Kyocera Mita Corporation (“KMC”) in April 2008.  As part of the transaction we retained the right, subject to certain restrictions, to continue licensing the imaging technology that we had previously developed and continue to license third party imaging technologies.  We are currently pursuing other potential investment opportunities.  The strategy calls for aligning our cost structure with our current and projected revenue streams, maximizing the value of our licensed back technologies and expanding our business through investment opportunities.

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

The Company invested in common stock and warrants of Highbury Financial, Inc. (“Highbury”) beginning in the first quarter of fiscal 2010.  Highbury paid quarterly dividends of $0.05 per share of common stock and special dividends of $1.50 and $0.9977 per share of common stock on October 7, 2009 and April 15, 2010, respectively.  Over the term of its investment, the Company received aggregate dividends of $8.1 million on its Highbury common stock.  On December 12, 2009, Highbury entered into a merger agreement to be acquired by a subsidiary of Affiliated Managers Group, Inc. (“AMG”) for AMG common stock.   Our $2.6 million tax provision for the nine months ended October 31, 2010 was primarily due to such special dividends and a gain on our investment in Highbury.

Liquidity and Capital Resources

Our total assets at October 31, 2011 were approximately $15.7 million, an increase of 7.5% from approximately $14.6 million as of January 31, 2011.  Cash and cash equivalents, our principal source of liquidity, decreased from approximately $12.4 at January 31, 2011 to approximately $10.1 million at October 31, 2011, primarily due to the purchase of marketable securities.  Stockholders’ equity at October 31, 2011 was approximately $13.6 million, an increase of 15.3% from approximately $11.8 million as of January 31, 2011.

Critical Accounting Policies

We describe our significant accounting policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended January 31, 2011. There has been no change in our significant accounting policies since the end of fiscal 2011.

Results of Operations

Net Income

Our net income for the nine months ended October 31, 2011 was $1.0 million, or $0.34 per basic share and $0.32 per diluted share, compared to a net income of $3.9 million, or $0.25 per basic share and $0.24 per diluted share, for the nine months ended October 31, 2010.  The decrease was primarily due to the regular and special dividends and capital appreciation that we received on our Highbury investment in the nine months ended October 31, 2010.

Our net income for the three months ended October 31, 2011 was $0.9 million, or $0.26 per basic share and $0.25 per diluted share, compared to a net income of $0.7 million, or $0.04 per basic and diluted share, for the three months ended October 31, 2010.  The increase is due to realized gains on investment securities of approximately $1.0 million.

The Company had approximately 3.3 million and 16.0 million weighted average shares of common stock outstanding for the three months ended October 31, 2011 and October 31, 2010, respectively. The decrease was primarily due to the self-tender offer completed in November 2010.

Revenues

Revenues were approximately $2.9 million for the nine months ended October 31, 2011, compared to approximately $4.5 million for the nine months ended October 31, 2010.  We experienced a decrease in licensing revenues during the nine months ended October 31, 2011 from the nine months ended October 31, 2010 due to the declining use of our technology in MFP’s and due to the earthquakes, and resulting catastrophes, in Japan which has reportedly disrupted aspects of our customers’ business.  Engineering services and maintenance revenues were $0 and approximately $0.1 million, for the nine months ended October 31, 2011 and 2010, respectively.  The decrease was due to the Company’s decision to stop offering these services.

Revenues were approximately $0.8 million for the three months ended October 31, 2011, compared to approximately $2.8 million for the three months ended October 31, 2010.  We experienced a decrease in licensing revenues during the three months ended October 31, 2011 from the three months ended October 31, 2010 mainly due to a $1.8 million block license signed with an existing customer during the three months ended October 31, 2010.

Cost of Revenues

Total cost of revenues were $0.6 million for the nine months ended October 31, 2011, compared to $1.3 million for the nine months ended October 31, 2010.  Product licensing costs decreased for the nine months ended October 31, 2011, primarily due to a reduction in revenue, a change in product mix of shipments containing the Company’s technology being greater than that of third party technology.  Engineering services and maintenance costs were $0 and $0.2 million, for the nine months ended October 31, 2011 and October 31, 2010, respectively.  The decrease was due to the Company’s determination to stop offering these services in the fourth quarter of fiscal 2011.

Total cost of revenues were approximately $41,000 for the three months ended October 31, 2011, compared to approximately $0.9 million for the three months ended October 31, 2010.  Product licensing costs decreased for the three months ended October 31, 2011, compared to the three months ended October 31, 2010, primarily due to a reduction in revenue, a change in product mix of shipments containing the Company’s technology being greater than that of third party technology and a greater portion of our revenue coming from unit shipments where we do not pay a third party.  Engineering services and maintenance costs were $0 and approximately $0.1 million, for the three months ended October 31, 2011 and October 31, 2010, respectively.  The decrease was due to the Company’s determination to stop offering these services in the fourth quarter of fiscal 2011.

Gross Margin

Our gross margins were 78.7% and 70.3% for the nine months ended October 31, 2011 and October 31, 2010, respectively.

Our gross margins were 94.8% and 68.7% for the three months ended October 31, 2011 and October 31, 2010, respectively.  The increase was attributable to a greater portion of our revenue coming from unit shipments where we do not pay a third party.

Operating Expenses

Total operating expenses decreased 30.8% to $1.8 million for the nine months ended October 31, 2011, from $2.6 million for the nine months ended October 31, 2010.

•
Sales and marketing expenses decreased 75.0% to $0.1 million for the nine months ended October 31, 2011, from approximately $0.4 million for the nine months ended October 31, 2010.  The decrease was mainly due to reduction in compensation expenses and commissionable sales following the resignation of the Company’s President and Vice President of Sales in July 2010.

•
General and administrative expenses decreased 21.7% to $1.7 million for the nine months ended October 31, 2011 from $2.3 million for the nine months ended October 31, 2010.  The decrease was due primarily to the Company’s continued reduction of costs.

Total operating expenses decreased 37.5% to $0.5 million for the three months ended October 31, 2011, from $0.8 million for the three months ended October 31, 2010.

•
Sales and marketing expenses decreased 40.0% to approximately $30,000 for the three months ended October 31, 2011from approximately $50,000 for the three months ended October 31, 2010.  The decrease was mainly due to a $15,000 expense related to our former Japanese subsidiary.

•
General and administrative expenses decreased 28.6% to approximately $0.5 million for the three months ended October 31, 2011 from approximately $0.7 million for the three months ended October 31, 2010.  The decrease was due to lower legal costs, lower Board fees and lower insurance premiums, in addition to the Company’s continued cost reduction efforts.

Income Taxes

Our effective income tax rate was 36.9% for the nine months ended October 31, 2011 compared to 39.9% for the nine months ended October 31, 2010 due a tax benefit of $47,000 recorded relating to stock option deduction.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk.

We have investments in marketable securities that are classified and accounted for as available-for-sale as of October 31, 2011, comprised of 971,041 shares of common stock of ModusLink Global Solutions, Inc. (“ModusLink”) and 529,532 shares of common stock of Cosi, Inc. (“Cosi”).  Market conditions during recent months continue to indicate significant uncertainty on the part of investors on the economic outlook for the U.S. and reduced liquidity.

Our investment in ModusLink is also subject to the risk factors set forth in ModusLink’s filings with the Securities and Exchange Commission, including, but not limited to, ModusLink’s Annual Report on Form 10-K filed on October 14, 2011 and the Quarterly Report on Form 10-Q filed on December 10, 2010, March 14, 2011 and June 9, 2011.

As of the date hereof, we no longer hold Cosi common stock.

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

For the period ending October 31, 2011 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that, as of October 31, 2011, our disclosure controls and procedures were effective.

(b)   Changes in internal control over financial reporting

In the nine months ended October 31, 2011, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We cannot assure that we can transition our primary business to the asset management industry.

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

We cannot assure that any transition to the asset management industry will increase value for Peerless’ stockholders.

Since April 2008, we have been exploring and pursuing various alternatives to enhance stockholder value through establishing a new venture or acquiring an existing business, as well as through other investment opportunities.  In connection with this strategy, in the second quarter of fiscal 2012, we determined to transition our primary business to the asset management industry.

Although the goal of this transition is to increase value for stockholders, we cannot assure that any such transition will result in increased value.  The asset management business is subject to numerous risks and we cannot determine the timing of when or if we will be able to effectuate this transition.

We cannot assure that Peerless will be successful in the proxy contest against ModusLink.

On September 29, 2011, Peerless announced its intent to solicit proxies in favor of its two nominees to the ModusLink Board of Directors at ModusLink’s upcoming annual meeting of stockholders.

In the third quarter of fiscal 2012, we invested approximately $3.6 million in common stock of ModusLink Global Solutions, Inc. (“ModusLink”).  As of October 31, 2011, we held 971,041 shares of common stock of ModusLink recorded at fair value of approximately $4.1 million.  The Company gave notice of its intent to present business and nomination to ModusLink on September 8, 2011.  Subsequently, we filed a preliminary proxy statement with the Securities and Exchange Commission (“SEC”) on October 24, 2011, to (i) nominate Timothy Brog, Chairman and Chief Executive Officer of Peerless and Jeffrey Wald, a Peerless Board member, for election as directors of ModusLink and (ii) make a precatory stockholder proposal to eliminate ModusLink’s classified board of directors.

We may be subject to further government regulation, including the Investment Company Act of 1940, which could adversely affect our operations.

Although we are not currently engaged in the business of investing, reinvesting or trading in securities, and do not currently hold ourselves out as being engaged in those activities,  Peerless may be deemed to be an “inadvertent investment company” under section 3(a)(1)(C) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), if the value of its investment securities (as defined in the Investment Company Act) is found to be more than 40% of its total assets (exclusive of government securities and cash and certain cash equivalents).

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

Item 6 — Exhibits.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

**Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Peerless Systems Corporation

By:	/s/ Timothy E. Brog
Chairman and Chief Executive Officer

/s/ Robert Kalkstein
Acting Chief Financial Officer

Date: December 14, 2011

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

*Filed herewith.

**Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.