Form 10-K
period 2012-01-31
PEERLESS SYSTEMS CORP
filed 2012-04-30
CIK 897893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-K
(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended January 31, 2012
OR
___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 000-21287
Peerless Systems Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-3732595
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
300 Atlantic Street, Suite 301, Stamford, CT	06901
(Address of Principal Executive Offices)	(Zip Code)

(203) 350-0040
 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $.001 per share	The Nasdaq Capital Market

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
Yes ☐      No ☒

The aggregate market value of the registrant’s common equity held by non-affiliates was approximately $9,045,277 as of July 31, 2011, based upon the last sale price of our common stock on the Nasdaq Capital Market on such date.

As of April 18, 2012, we had 3,555,064 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates certain information by reference from the registrant’s proxy statement for its 2012 annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended January 31, 2012.

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

Historically, we developed controller products and applications for sale to OEMs.  In order to process digital text and graphics, digital document products rely on a core set of imaging software and supporting electronics, collectively known as a digital imaging system.  Digital document products include monochrome (black and white) and color printers, copiers, fax machines and scanners, as well as MFPs that perform a combination of these imaging functions.  Our historical business has consisted of (i) products with Peerless developed intellectual property, (ii) products based upon an agreement with Novell Inc. (“Novell”) to license and support the Novell Embedded Systems Technology (“NEST”) Office Software Developers Kit (“SDK”), (iii) products based upon an agreement with Adobe Systems Corporation (“Adobe”) to bundle and sublicense Adobe’s licensed products into products for OEMs, and (iv) products based upon agreements with various other third parties.  Our contract with Adobe expired on March 31, 2010, but we continue to license our software for products developed prior to such date.  See Item 1A.  Risk Factors - Risks Related to Our Company and Our Historical Business - We expect a continued decrease in our revenues for fiscal 2013 due to the expiration of our agreement with Adobe below.

Effective April 30, 2008, we sold certain of our assets to Kyocera-Mita Corporation (“KMC”).  In this transaction (the “KMC Transaction”), we retained certain intellectual property and also entered into a license agreement with KMC whereby we have the right to sublicense to third parties the technology we sold to KMC.  Following the completion of the KMC Transaction, we continue to license and market our remaining technology and the technology licensed to us by KMC directly to OEM customers including Oki Data, Panasonic, Seiko Epson and Xerox International Partners (“XIP”).  Our embedded application solution offerings also incorporate imaging and networking technologies developed internally or licensed from third parties.

Following the closing of the KMC Transaction, we have focused on managing costs and aligning expensesto better match anticipated revenue and managing our cash to preserve our capital in the current economic environment.  We are also exploring various alternatives to enhance stockholder value through establishing a new venture or acquiring an existing business, as well as through other investment opportunities.  See “Strategic Alternatives” and “Interim Investment Activities” under “Strategy for Our Company” below.

As part of this strategy, we invested in common stock and warrants of Highbury Financial, Inc. (“Highbury”), beginning in the spring of 2009.  On November 25, 2009, we filed a definitive proxy statement with the Securities and Exchange Commission to nominate one director for election to Highbury’s board of directors and make certain stockholder corporate governance proposals.

On December 12, 2009, Highbury entered into a merger agreement to be acquired by a subsidiary of Affiliated Managers Group, Inc. (“AMG”) for AMG common stock.  On December 18, 2009, we entered into an agreement with Highbury to withdraw our nominated director and support the AMG transaction.  In exchange, Highbury paid us $200,000 and agreed to add our nominee to its Board if the merger was not consummated by August 13, 2010.  Following the announcement of the transaction between Highbury and AMG, we implemented a hedging strategy related to AMG common stock.  The purpose of our hedging strategy was to preserve our profits in our shares of Highbury if the price of AMG common stock fell before the closing of the transaction or if the transaction was not consummated.  On April 15, 2010, the transaction was completed and our 3,070,355 shares of Highbury common stock were converted into 230,199 shares of AMG common stock (or 0.075951794 shares of AMG common stock per Highbury share).  Our gains on our investment in Highbury were subject to taxes at our normal corporate rate, were reduced by the outcome of our hedging strategy and were reduced by certain compensation paid to a director and a consultant.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition, Highbury paid quarterly dividends of $0.05 per share of common stock and special dividends of $1.50 and $0.9977 per share of common stock on October 7, 2009 and April 15, 2010, respectively.  Over the term of its investment, Peerless received aggregate dividends of $8.1 million on its Highbury common stock investment.

On August 26, 2010, our Board of Directors approved a tender offer to acquire up to 13,846,153 shares of the Company’s common stock at a cash price of $3.25 per share, or a total price of $45 million.  The tender offer was commenced on October 5, 2010 and expired on November 4, 2010.   Giving effect to shares properly tendered pursuant to a notice of guaranteed delivery, a total of 13,214,401 shares were properly tendered and not withdrawn in the Offer at a total purchase price of $42,946,803.  We completed the purchase of all properly tendered shares on November 10, 2010.

During the third quarter of fiscal 2012, we invested in the common stock of ModusLink Global Solutions, Inc. (“ModusLink”) and announced our intention to nominate two members to the board of directors of ModusLink and to present other business at ModusLink’s 2011 Annual Meeting.  On December 7, 2011, we filed a definitive proxy statement with the Securities and Exchange Commission to nominate two directors for election to the ModusLink board of directors and make certain stockholder corporate governance proposals.  We held 1,053,980 shares of ModusLink common stock as of January 31, 2012.  On January 20, 2012, one of our director nominees was elected to the ModusLink board of directors and since such election, the elected director recuses himself from portions of Peerless board meetings that involves ModusLink.

As of January 31, 2012, we had 3,550,064 shares of common stock outstanding and cash and cash equivalents of $10.4 million.

In December 2010, the Company opened an office in Stamford, Connecticut, which became the Company’s headquarters on February 1, 2011.  The Company continued to maintain an office in El Segundo, California during fiscal year 2012.  As of January 31, 2012, the Company has closed the El Segundo office and now operates exclusively in its Stamford, Connecticut office.

Services Provided

Following the KMC Transaction, our primary business is licensing software-based imaging and networking systems for the digital document product marketplace.  Licensing revenues were 100% and 98% of total revenues in fiscal years 2012 and 2011, respectively.  During fiscal year 2011 we elected to discontinue engineering and maintenance services.  Engineering and maintenance services revenues were 0% and 2% of total revenues in fiscal 2012 and 2011, respectively.

Our legacy business has consisted of (i) products with Peerless developed intellectual property, (ii) products based upon our agreement with Novell  to sublicense and support NEST Office SDK and (iii) products based upon an agreement with Adobe Systems Corporation (“Adobe”) to bundle and sublicense Adobe’s licensed products into products for OEMs.  Our agreement with Adobe expired on March 31, 2010.  Subsequent to March 31, 2010, we are no longer able to license new devices with respect to our Adobe line of business.  We will continue to collect licensing fees from our customers for the commercial life of all of their Adobe related products existing as of March 31, 2010 under our current sublicensing agreements.  All maintenance revenue generated from our products ended on July 31, 2010.  We continue to be party to a license agreement with Novell.  We expect to continue to collect licensing fees for the useful life of the Novell related technology.

Customers

We currently derive substantially all of our revenues from direct sales to digital document product OEMs.   We have a license agreement with Novell, which has generated substantial revenues for us.  Our license agreement with Adobe, which expired on March 31, 2010, generated substantial revenues for us prior to its expiration.  This agreement will only continue to generate revenue through the commercial life of existing licensed devices.  See Item 1A. Risk Factors – Risks Related to Our Company and Our Historical Business - We expect a continued decrease in our revenues for fiscal 2013 due to the expiration of our agreement with Adobe below.

We anticipate that our future revenues may continue to be concentrated with a limited number of customers.  Upon the consummation of the KMC Transaction, most of our prior revenue-generating agreements with KMC were terminated.  KMC continues to sublicense third party technology from us.

Our largest customers (constituting greater than 10% of our total revenues) vary to some extent from year to year as product cycles end and contractual relationships expire.  We had three such customers in fiscal years 2012 and 2011, which accounted for $3.4 million and $4.7 million of our revenues in such years, constituting 92% and 77% of our total revenues, respectively.

Our licensing arrangements are based on the number of products including our technology shipped by these customers and the life cycles of these products.  Because we generate a large percentage of our revenues from a small number of customers and a few products, any loss of these customers or products would have a material adverse impact on our results of operations.  See Item 1A. Risk Factors – Risk Related to Our Company and Our Historical Business – There is currently limited demand for our products, and demand will continue to decline in the future.

Many of our OEM customers have operations in Japan.  We were notified that one of our customers was affected by the earthquake and related catastrophes in March of 2011, but would see operations increase in the third quarter of fiscal 2012.  The Company did experience a drop and subsequent rebound in revenue from this OEM customer, as expected.  At least one of our OEM customers has facilities in Thailand which were impacted by the 2011 floods and reported sales were affected.  See Item 1A. Risk Factors – Risk Related to Our Company and Our Historical Business – Earthquakes and other disasters affecting Japan and other countries where our OEM customers operate may have a material adverse effect on our business and results in fiscal 2013 and future years.

Market Segments and Geographic Areas

We sell our products and services to OEMs which produce products for the enterprise and office sector of the digital document product market.  This market is characterized by digital document products ranging in price from approximately $500 to $1,000 each at the low end, to more than $50,000 at the high end.  These products typically offer high performance and are differentiated by customized features.  As a result of these unique requirements, we have typically addressed the office sector of the digital document product market via direct OEM relationships with individual digital document product manufacturers.  Our major customers in the office market in fiscal year 2012 included Novell, Oki Data and XIP.

Since the majority of our OEM customers are primarily companies headquartered in Japan, traditionally, revenues from customers outside the United States accounted for most of our revenues. However, during fiscal year 2012, the percentage of revenues from customers outside the United States has decreased and now a majority of our revenue is obtained from customers inside the United States. Approximately 38% and 60% of our total revenues in fiscal years 2012 and 2011, respectively, were derived from outside the United States.  The shift is due to our Japan-headquartered OEM customers not renewing block licenses and shipments from customers within the United States declining at a slower rate than shipments from customers outside of the United States.  OEM customers headquartered in Japan sell products containing our technology primarily in the North American, Japanese and European marketplaces.  See Note 12 to the Consolidated Financial Statements for information regarding revenues by geographical region for the last two fiscal years.

All of our contracts with international customers are denominated in U.S. dollars, and we expect this to continue.  As a result, we do not incur material foreign currency transaction costs in our business.

Industry Overview

The document imaging industry has rapidly changed.  Historically, most electronic imaging products in the office environment were stand-alone, monochrome machines, which were dedicated to a single print, copy, fax or scan function.  Today’s imaging products combine printer, fax and scan functions in a single, color MFP or All-in-One (“AiO”) device.  These changes in technology and end-user requirements have created challenges for digital document product manufacturers.  These challenges include customer expectations for higher performance products at lower prices as well as the desire and ability of product manufacturers to develop more and more technology in-house.

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

•	Peerless XPS is a rendering solution for applications that use Microsoft’s XPS Page Description Language.

•	Peerless Software Print Server is a software-based print server with all networking protocols that enables network print and scan connectivity.

•	PeerlessNet Web Services SDK provides advanced device control and Microsoft Windows Vista support.

•	PeerlessNet Security provides advanced network security functions for digital imaging devices.

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

Core Technologies.   We will continue to license technology that we own or to which we have licensing rights.  Although our license agreement with Adobe has expired, we will continue to collect license fees from our current OEM customers for the commercial life of all of their Adobe related products existing as of March 31, 2010 under our current sublicense agreements.  We will continue to license our products with Peerless developed intellectual property, our Novell related products and other products which we own or to which we have licensing rights to current OEM customers.

Strategic Alternatives.

Since the sale of substantially all of our assets in April 2008 in the KMC Transaction, we have been identifying and exploring various alternatives to enhance stockholder value.  As part of this strategy, in fiscal years 2010 and 2011 we invested in the common stock of Highbury, which resulted in a pre-tax gain of $10.1 million.  In fiscal year 2012, we invested in the common stock of ModusLink Global Solutions, Inc. (“ModusLink”), which has resulted in pre-tax realized gains of approximately $101,000 and unrealized gains, as of January 31, 2012, of approximately $2,046,000.

In fiscal 2013, our strategy may include establishing a new venture that utilizes the expertise of management and the Board of Directors, as well as identifying acquisition candidates and investment opportunities.

Our inability to implement our strategic plan to develop a new business or acquire or invest in another company, as well as the declining sales trend of our historical business, may have a material adverse effect on our business and financial results.  See Item 1A. Risk Factors – Risks Relating to Our Business - There is currently limited demand for our products and demand will continue to decline in the future below.

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

During our fiscal year 2012, we took advantage of an increase in volatility in the markets by investing some of our cash into marketable securities.  We recorded approximately $1.8 million of realized gains on investments during the fiscal year ended January 31, 2012.

We are exposed to a variety of risks in investments, including the stability of the financial institutions in which we maintain our investments and a lowering of interest rates.  See Item 1A. Risk Factors – Risk Related to Our Company and Our Historical Business –The failure of any financial institution in which we deposit funds could significantly reduce the amount of cash we have available for our corporate and business purposes and risks under Item 1A. Risk Factors – Risk Related to Our Strategy to Increase Value for Stockholders.

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

As part of our confidentiality procedures, we enter into written nondisclosure agreements with our employees, consultants, prospective customers, OEMs and strategic partners and take further affirmative steps to limit access to and distribution of our software, intellectual property and other proprietary information.  Despite these efforts and in the event such agreements are not timely made, complied with or enforced, we may be unable to protect our proprietary rights.  See Item 1A. Risk Factors. Risk Related to Our Company and Our Historical Business – If we fail to adequately protect intellectual property or face a claim of intellectual property infringement by a third party, we could lose our intellectual property rights or be liable for damages.

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

Our opportunities have been limited since the completion of the KMC Transaction and have become further limited because our license agreement with Adobe, pursuant to which we bundled and sublicensed Adobe’s licensed products into new products for OEMs, expired on March 31, 2010.  We compete in the digital document product marketplace.   Our competitors include Electronics for Imaging Inc., Primax Electronics, Ltd. (formerly known as Destiny Technology Corporation), Global Graphics Software Ltd., SOFHA GmbH, Software Imaging, Ltd. and CSR (formerly Zoran Corporation).  Our networking and security products compete with, among others, Silex Technology Inc, SafeNet Inc. and RSA, a division of EMC Corporation.

Employees

As of January 31, 2012, we had five full-time employees.  None of our employees are represented by a labor union, and we have never experienced any work stoppage.  We believe we have good relations with our employees.

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

Risks Related to Our Company and Our Historical Business

We expect a continued decrease in our revenues for fiscal 2013 due to the expiration of our agreement with Adobe.

Our agreement with Adobe to bundle and sublicense Adobe’s licensed products into new OEM products expired on March 31, 2010.  We are unable to transition our customer base to another provider.  We will only continue to collect licensing fees for the commercial life of all Adobe related products which existed as of March 31, 2010 for the useful life of these products under existing sublicensing agreements.  We expect a material decrease in our revenues for fiscal 2013 due to the end of this agreement.  Our revenues from licensing products that include Adobe technology were approximately $1.7 million and $2.2 million for fiscal 2012 and 2011, respectively.

There is currently limited demand for our products and we expect demand will continue to decline in the future.

Following the completion of the KMC Transaction, we continue to license and market the technology which we own or to which we have licensing rights directly to OEM customers.  Our licensing arrangements with our customers are based on the number of products including our technology shipped by these customers and the life cycles of these products.  Because we generate a large percentage of our revenues from a small number of customers and a few products, any loss of these customers or products would have a material adverse impact on our results of operations.  There has been a general decline in the rates of growth for the monochrome work group printer and MFP market segments in which we are engaged.  For those product platforms that do utilize the software we license, the competition has increased and we have experienced significant downward price pressure.  Although our technology can be modified to meet the needs of our customers, since 2007, we have elected not to develop new products and, since late 2010, we have elected not to maintain a development engineering staff.  As a result of this, OEM demand for our solutions has declined.  This decline occurred in some cases because the OEMs perceived that our solutions did not meet their technical requirements.  In other cases it occurred because the OEMs either developed the technology themselves or utilized lower cost offshore software competitors.  Although we continue to license our current technology and products to certain OEMs, there can be no assurance that the OEMs will continue to need or utilize the products and technology we currently offer.  We had an agreement with Adobe to bundle and sublicense Adobe’s licensed products into new OEM products which expired on March 31, 2010.  This termination has substantially reduced the range of products we are able to offer.  We believe this will materially diminish our ability to continue licensing products in the future.

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

During fiscal year 2012, three customers, Oki Data, Novell and XIP, each generated greater than 10% of our revenues, and collectively contributed 92% of our revenues for the year.  Perpetual and block licenses for the same time period were 22% of the Company’s revenue.

Along with our OEM customers and third party technology suppliers, we face intense competition within our industry, which is applying significant downward pricing pressure on products.  As a result, our OEM customers and third party technology suppliers continue to seek lower cost alternatives.  Some of our OEM customers and third party technology suppliers, including Adobe, have developed extensive offshore operations in countries such as India that are capable of delivering lower cost solutions. The ability of our OEM customers and third party technology suppliers to provide similar offerings at a lower cost may result in them no longer needing our services, as well as being in direct competition with us by providing similar technologies at a lower cost to our other customers.  This may result in us losing some of our customers and may have a material adverse effect on our business, results of operations and future cash flows.  See “Financial Statements – Note 15 Risks and Uncertainties.”

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

We anticipate increasing competition for our color products, particularly as new competitors develop and sell competing products.  Some of our existing competitors, many of our potential competitors, and virtually all of our OEM customers have substantially greater financial, technical, marketing and sales resources than we have.  Furthermore, we are not investing in technology to update our products.  Other competitors are likely to develop new products which replace the products we currently offer.  If price competition increases, competitive pressures could require us to reduce the amount of royalties received on new licenses.  New technology developed by our competitors will result in further reduced royalties and decrease in our market share.

Our income in fiscal year 2011 was increased due to our investment in Highbury.  Our income in fiscal year 2012 was increased due to our investments in marketable securities. We expect our fiscal 2013 net income to be substantially lower than in fiscal years 2011 and 2012.

In fiscal 2011, we had net income of $4.1 million, including approximately $3.0 million in dividends received on common stock of Highbury. We had approximately $10.1 million in pre-tax net income in connection with our investment in Highbury and AMG common stock, which was recognized over fiscal years 2010 and 2011.

In fiscal 2012, we had net income of $1.4 million. In fiscal 2012, we recorded approximately $1.8 million of pre-tax realized gains from investing in various marketable securities.

 Since these were one-time events, we expect our income to be lower in fiscal 2013 and future years.

Earthquakes and other disasters affecting Japan and other countries where our OEM customers operate may have a material adverse effect on our business and results in fiscal 2013 and future years.

In fiscal 2012, Japan headquartered OEM customers represented 37% of our revenues.  At least one of our OEM customers has facilities in Thailand which were impacted by the 2011 floods.  We have experienced some reduction in customer shipment rates as a result of the damage caused by the 2011 earthquake and related events in Japan and may experience a reduction in customer shipment rates due to the 2011 floods in Thailand. Other disasters that disrupt shipment of products by our customers in the future may have a material adverse effect on our results of operations.

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

We currently sublicense third party technologies to our OEM customers, which sublicenses accounted for $1.8 million and $4.1 million in revenue in fiscal 2012 and 2011, respectively.  Such sublicense agreements are non-exclusive.  If we are determined not to be in compliance with the agreements between us and our licensors, we may forfeit our right to sublicense these technologies.  Likewise, if such sublicense agreements expire, we would lose our right to sublicense the affected technologies, which could adversely affect our revenues.  Additionally, the licensing of these technologies has become very competitive, with competitors possessing substantially greater financial and technical resources and market penetration than us.  As competitors are pursuing aggressive strategies to obtain similar rights as held by us to sublicense these third party technologies, there is no assurance that we can remain competitive in the marketplace if one or more competitors are successful in this strategy.

Our international activities may expose us to risks associated with international business.

We are substantially dependent on our international business activities.  Risks inherent in these international business activities, any of which could have a material adverse effect on our operating results, include:

•	changes in the economic, geographic or environmental conditions of foreign countries, including, but not limited to, Japan where many of our customers are located;

•	the imposition of government controls;

•	tailoring of products to local requirements;

•	trade restrictions;

•	changes in tariffs and taxes;

•	the burdens of complying with a wide variety of foreign laws and regulations; and

•	major currency rate fluctuations, which may affect demand for our products.

If we are unable to adapt to international conditions, our business may be adversely affected.

The failure of any financial institution in which we deposit funds could significantly reduce the amount of cash we have available for our corporate and business purposes.

We maintain our cash in various accounts with nationally-recognized financial institutions.  Although we have diversified our holdings in multiple institutions, our accounts may be uninsured and therefore subject to loss or total forfeiture.  Financial institutions are subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by the recent financial and credit crisis and bankruptcies which have affected various sectors of the financial markets and led to global credit and liquidity issues.  If any of the financial institutions in which we have deposited funds ultimately fails or freezes redemptions of our accounts, we may lose part or all of our investments.  The loss of part or all of our investments could significantly reduce the amount of cash we have available for our corporate and business purposes, which would materially and adversely affect our operations.

Failure to maintain our Nasdaq listing would adversely affect the trading price and liquidity of our common stock.

If we are not able to maintain compliance with Nasdaq’s listing requirements, our common stock may be subject to removal from listing on the Nasdaq Capital Market.  Trading in our common stock after a delisting, if any, would likely be conducted in the over-the-counter markets in the so-called “pink sheets” and could also be subject to additional restrictions.  As a consequence of a delisting, our stockholders would find it more difficult to dispose, or obtain accurate quotations as to the market value, of our common stock.  In addition, a delisting would make our common stock substantially less attractive as collateral for margin and purpose loans, for investment by financial institutions under their internal policies or state legal investment laws or as consideration in future capital raising transactions.

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

On November 10, 2010, the Company completed a tender offer to acquire up to 13,846,153 shares of its common stock at a cash price of $3.25 per share, or a total price of $45 million.  A total of 13,214,401 shares were properly tendered and not withdrawn in the offer and purchased at a total price of $42,946,803.  As of January 31, 2012, the Company had cash and cash equivalents of $10.4 million.  This amount will be used, along with revenues and receivables, to fund the Company’s future operating expenses, as well as to pursue its strategy to enhance stockholder value.  With a reduced cash balance, the Company has fewer resources to explore various alternatives to enhance value for stockholders, and a more limited range of available alternatives.

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

Our current corporate strategy depends in part on our ability to successfully establish a new venture, acquire an existing company or make another investment.   Our failure to execute this strategy could reduce our earnings and reduce our cash reserves.  In addition, our investments, new ventures and/or acquisitions may be subject to substantial risk.

               Our current corporate strategy involves exploring various alternatives to enhance stockholder value through establishing a new venture or acquiring an existing business, as well as through other investment opportunities.  Potential risks related to this strategy include lack of necessary capital, the inability to satisfy closing conditions, failure to identify suitable or economically acceptable alternatives, and the inability to successfully integrate a new business into our operations.  Our ability to enhance value to stockholders and manage growth depends upon our ability to continue to invest in operational, financial and management information systems and to attract, retain, motivate and effectively manage our employees.  The inability to effectively manage the integration of new operations could reduce our focus on subsequent acquisitions and current operations, which, in turn, could negatively impact our earnings and growth.  In addition, even if we develop a new business or invest in or acquire another company, there is no guarantee that such transactions will be successful in producing revenue or profits.

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

We could experience losses on our investments in marketable securities.

From time to time we invest in marketable securities.  At January 31, 2012 we held marketable securities with a market value of approximately $6.6 million.  Although the Company has successfully generated investment income and capital gains from its recent investments in marketable securities, such investments are subject to various general market and investment-specific risks, and there is no assurance that in future periods the Company will not experience losses on its current or future investments.

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

Peerless does not intend to be regulated as an investment company under the Investment Company Act.  However, if Peerless were deemed an “investment company” requiring registration under the Investment Company Act, applicable restrictions could make it impractical for Peerless to continue its business as contemplated and could have a material adverse effect on our business. In the event that Peerless were to be required to register as an investment company under the Investment Company Act, Peerless would be forced to comply with substantive requirements under the Act, including:

•	limitations on our capital structure,

•	limitations on the issuance of debt and equity securities,

•	restrictions on acquisitions of interests in partner companies,

•	prohibitions on transactions with affiliates,

•	prohibitions on the issuance of options and other limitations on our ability to compensate key employees,

•	certain governance requirements,

•	restrictions on specific investments, and

•	reporting, record-keeping, voting and proxy disclosure requirements.

If we are deemed an investment company subject to registration under the Investment Company Act, compliance costs and burdens upon Peerless may increase and the additional requirements may constrain Peerless’ ability to conduct its business, which may adversely affect our business, results of operations or financial condition.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We lease approximately 500 square feet of office space as our headquarters in Stamford, Connecticut.  The Company maintained an office of approximately 300 square feet in El Segundo, California during fiscal year 2012.  The Company closed the El Segundo, CA office effective January 31, 2012.

Item 3.  Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal matters occurring in the ordinary course of business. All such legal matters in the aggregate are believed by management to be immaterial to the Company’s financial condition or results of operations.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Capital Market under the symbol “PRLS”.  The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the Nasdaq Capital Market.

	Fiscal Year Ended January 31,
	2012		2011
Quarter	High	Low	High	Low
First	$3.50	$3.02	$2.97	$2.50
Second	$3.98	$3.05	$2.89	$2.58
Third	$3.95	$3.31	$3.22	$2.80
Fourth	$4.47	$3.26	$3.50	$3.00

The closing price of our common stock on the Nasdaq Capital Market on April 23, 2012 was $4.15.  Stockholders are urged to obtain current market quotations for our common stock.  As of April 23, 2012, there were approximately 82 holders of record of our common stock.

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

Share Repurchase Program and Tender Offer

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

During fiscal year 2011, the Company did not determine the disposition of the shares repurchased in the tender offer and the repurchased shares were, by default, accounted for as retired by our transfer agent. The Company concluded in the fourth quarter of fiscal 2012 that the repurchased shares from the tender offer are to be classified as treasury stock. As such, the Company made an adjustment to the fiscal 2011 figures to account for the repurchased shares in the tender offer as treasury stock and have presented comparable financials from fiscal year 2011 which reflect this reclassification.

In July 2008, the Company implemented a share repurchase program under Rule 10b5-1 to repurchase up to 2,000,000 shares of its common stock.  The program was expanded in June 2009 to allow the repurchase of an additional 2,000,000 shares of common stock.   1,413,191 shares remain available for purchase under this program.  The Company did not repurchase any shares pursuant to the program in fiscal 2012.

The Board may, from time to time, determine to repurchase additional shares or engage in a self-tender to deliver value to stockholders.

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

Highlights

Highlights of our fiscal year 2012 include:

•	On April 20, 2011, the Company entered into a new block license with an existing customer, pursuant to which the Company received a fee of $800,000.

•
Although we expect to see a reduction in revenues in fiscal 2013, in fiscal 2012, we successfully managed costs and aligned expenses to our revenue stream, which resulted in an operating profit of $0.4 million.

•	We realized a pre-tax gain of $1.8 million on marketable securities.

•
We invested in ModusLink common stock, and conducted a proxy contest in connection with the 2011 annual stockholders meeting of ModusLink, which resulted in the election of our nominee Jeffrey Wald to the ModusLink board of directors.

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

Revenue Recognition

We account for our software revenues in accordance with provisions of Accounting Standards Codification ™ (“ASC”) 985-605, Software – Revenue Recognition and ASC 605-25, Revenue Recognition – Multiple-Element Arrangements (formerly known as Statement of Position, or SOP, 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, Staff Accounting Bulletin No.104, “Revenue Recognition”, and Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”).  Over the past several years, we entered into block license agreements that represent unit licenses for products that will be licensed over a period of time.  In accordance with ASC 985-605 and 605-25, revenue is recognized when the following attributes have been met: 1) an agreement exists between us and the OEM selling product utilizing our intellectual property and/or a third party’s intellectual property for which we are an authorized licensor; 2) delivery and acceptance of the intellectual property has occurred; 3) the fees associated with the sale are fixed and determinable; and 4) collection of the fees are probable.  Under our accounting policies, fees are fixed and determinable if 90% of the fees are to be collected within a twelve-month period.  If more than 10% of the payments of fees extend beyond a twelve-month period, they are recognized as revenues when they are due for payment.

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

Compensation expense for share-based awards is recognized using a straight-line, or single-option method.  We recognize these compensation costs over the service period of the award, which is generally the options vesting term of three to four years.

We recorded approximately $406,000 in share-based compensation expense during the fiscal year ended January 31, 2012.  We granted 60,000 options and 84,085 shares of restricted common stock in the twelve months ended January 31, 2012.

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

In February 2007, the Company adopted FASB ASC 740-10, Income Taxes (formerly known as FIN 48 Accounting for Uncertainty in Income Taxes an Interpretation of FAS109).  See “Note 8. Income Taxes” in the notes to the Consolidated Financial Statements for further information.

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

As of January 31, 2012, we had net deferred tax liabilities of approximately $688,000, which consisted primarily of the net tax effect on unrealized gains on marketable securities classified in Other Comprehensive Income.  The net tax effect on unrealized gains of marketable securities accounts for a deferred tax liability of approximately $813,000.  The deferred tax liability for the net tax effects of unrealized gains on marketable securities offsets deferred tax assets caused primarily due to timing differences that will be realized in future periods. The Company utilized all of its federal net operating losses of approximately $2.3 million to reduce its taxable income, during the first three fiscal quarters of fiscal 2011.  The Company also used the maximum amount of research and development credits of $0.9 million in the State of California to offset income for the first three fiscal quarters of fiscal 2011.   Substantially all of the Company’s remaining deferred tax assets were permanently impaired due to a deemed ownership change in connection with the Company’s self-tender offer completed on November 10, 2011.  The deemed ownership change occurred pursuant to Section 382 of the Internal Revenue Code and resulted in the impairment of approximately $2.3 million of research and development credits and approximately $608,000 in net operating losses in the State of California.  During the fourth quarter of fiscal 2012, the Company recorded a decrease in the valuation allowance of approximately $14,000.

Results of Operations

 Net Income

Net income for the twelve month period ended January 31, 2012 was $1.4 million or $0.42 per basic and $0.40 per diluted share, compared to a net income of $4.1 million, or $0.32 per basic and $0.31 per diluted share, in fiscal year 2011.

Consolidated revenues for fiscal year 2012 were $3.6 million, compared to $6.2 million in fiscal year 2011.  The decrease in revenue from fiscal year 2011 to fiscal year 2012 was primarily the result of lower block license fees and declining shipments from OEMs.

Product licensing revenues for fiscal year 2012 were $3.6 million, compared to $6.0 million in fiscal year 2011.   The decrease in product licensing revenues is due to a $1.8 million block license being signed in fiscal 2011 compared to a block license of $0.8 million in fiscal 2012. In addition, declining shipments from OEMs have impacted product licensing revenues.

Engineering services and maintenance revenues were $0.1 million in fiscal year 2011. We did not have any engineering services and maintenance revenues in fiscal 2012.  The decrease was due to the expiration of service and maintenance contracts with customers which we decided not to renew.

Cost of Revenues

Cost of revenues for fiscal year 2012 was $0.7 million compared to $1.9 million in fiscal year 2011.  Product licensing costs were $0.7 million in fiscal year 2012 compared to $1.6 million in fiscal year 2011.  The decrease in product licensing cost in fiscal year 2012 was the result of lower product licensing revenues which we pay a third party for licensing their technology.  Engineering services and maintenance cost of sales was $0.3 million in fiscal year 2011.  We did not have any engineering services and maintenance cost of sales in fiscal 2012 because of our decision not to renew service and maintenance contracts.

Gross Margin

Gross margin as a percentage of total revenues was 80% in fiscal year 2012 compared to 70% in fiscal year 2011.  The increase from fiscal 2011 was the result of lower fees being paid to third parties due to a change in the product mix generating licensing revenues.

Operating Expenses

Operating expenses for fiscal year 2012 were $2.5 million compared to $3.4 million for fiscal year 2011.  Expenses declined due to the Company’s pursuit to lower costs to align them with expected revenue.

•	Sales and marketing expenses were reduced from $0.4 million in fiscal year 2011 to $0.1 million in fiscal year 2012 as a result of a reduction in sales staffing.

•
General and administrative expenses were $2.4 million in fiscal year 2012, compared to $3.0 million in fiscal year 2011.  The decrease was attributable to the Company’s pursuit of lower costs to align them with expected revenue.

Other Income, Interest Income and Expenses and Taxes

Other income earned in fiscal year 2011 was mainly attributable to the gain associated with our investment in Highbury (see above section Highlights for details).  Other income earned in fiscal 2012 was mainly attributable to the gain associated with our investment in various marketable securities.  The Company classifies the marketable securities as trading or available-for-sale per ASC 320 – Investments – Debt & Equity Securities.

Interest income earned in fiscal year 2011 was attributable to interest and investment income earned on cash and cash equivalents and investment balances. Interest income earned in fiscal year 2012 was lower than in fiscal year 2011.  This is attributable to the declining interest rate environment over the past fiscal year.

Contractual Obligations

The following table summarizes our contractual obligations at January 31, 2012, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Operating lease obligations	$24.6	$24.6	$—	$—	$—
Total	$24.6	$24.6	$—	$—	$—

Liquidity and Capital Resources

As of January 31, 2012, our principal source of liquidity, cash and cash equivalents was $10.4 million, a decrease of $2.0 million from January 31, 2011.  The decrease is primarily due to the use of cash associated with an investment in ModusLink common stock, which we continued to hold at January 31, 2012 and is included in our marketable securities.

 In connection with our investments in fiscal year 2012, total assets increased approximately 26% from $14.6 million at January 31, 2011 to $18.4 million at January 31, 2012 and stockholders’ equity increased approximately 26% from $11.8 million at January 31, 2011 to $14.8 million at January 31, 2012.    The ratio of current assets to current liabilities was 9.9:1 compared to 12.5:1 last year.  Our operating activities during fiscal 2012 provided $0.6 million in cash, compared to cash flow from operating activities of $2.2 million in fiscal 2011.

Our investing activities during the fiscal year ended January 31, 2012 used $2.7 million in cash, compared to our investing activities providing $16.0 million in cash in fiscal 2011.

Our financing activities used $42.5 million, mainly due to the cost of the tender offer, in fiscal year 2011, compared to providing $0.1 million in fiscal 2012.

At January 31, 2012, net trade receivables were $0.6 million lower than at January 31, 2011, due to lower revenues.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

See Index to Financial Statements on page F – 1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the SEC.  Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of them and their effect on the information generated for use in this Annual Report on Form 10-K.  In the course of the controls evaluation, we reviewed any data errors or control problems that we had identified and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken.  This type of evaluation is performed on a quarterly basis so that the conclusions of management, including our Chief Executive Officer and Acting Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-K and Form 10-Q.   The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and to modify them as necessary.  We intend to maintain the disclosure controls and procedures as dynamic systems that we adjust as circumstances merit.

Based on the results of our evaluation, our Chief Executive Officer and Acting Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2012.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2012 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective, as described above, as of January 31, 2012.  We have reviewed the results of management’s assessment with our Audit Committee.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that was conducted during the fiscal quarter ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Certifications

The certifications of our Chief Executive Officer and Acting Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, as amended, are attached as an exhibit to this Annual Report on Form 10-K.  The disclosures set forth in this Item 9A contain information concerning (i) the evaluation of our disclosure controls and procedures referred to in paragraph 4 of the certifications and (ii) material weaknesses in the operation of our internal control over financial reporting referred to in paragraph 5 of the certifications.  Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

Inherent Limitations on Effectiveness of Controls

Our management, comprised of our Chief Executive Officer and Acting Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information concerning the directors, executive officers and corporate governance of the Company is incorporated herein by reference from the sections entitled “Proposal No.  1, Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Business Conduct and Ethics” contained in the definitive proxy statement of the Company to be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year end of January 31, 2012, for its annual stockholders’ meeting for 2012 (the “Proxy Statement”).

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

Not applicable.

(3) Exhibits

The exhibits required by Item 601 of Regulation S-K are set forth below in Item 15(b).

(b) Exhibits:

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit Number

3.1(1)	Certificate of Incorporation of the Company.

3.2(5)	Amended Bylaws.

10.1(4)(2)	1996 Equity Incentive Plan, as amended and form of stock option agreements there under.

10.2(2)(16)	Peerless Systems Corporation 2005 Incentive Award Plan Stock Option Agreement.

10.3(2)(6)	Form of Indemnification Agreement, effective as of March 12, 2001.

10.4(3)(8)	Postscript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and the Company effective as of July 23, 1999.

10.5(3)(8)	Master Technology License Agreement dated January 16, 2000 between Konica Corporation and Peerless Systems Corporation.

10.6(8)	Master Technology License Agreement dated April 1, 1997 between Kyocera Corporation and Peerless Systems Corporation.

10.7(3)(8)	Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc.

10.8(3)(8)	Master Technology License Agreement dated April 1, 2000 between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc.

10.9(3)(8)	Nest Office SDK Development and Reseller Agreement Statement of Work 8 to BDA No. N-A-1 between and Novell, Inc. and Peerless Systems Networking effective as of August 17, 1999.

10.10(3)(8)	Amendment No. 1 to Nest Office SDK Development and Reseller Agreement Statement of Work 8 to BDA No. N-A-1 between and Novell, Inc. and Peerless Systems Networking effective as of August 17, 1999.

10.11(8)	Business Development Agreement by and between Novell and Auco, Inc effective as of September 6, 1996.

10.12(9) (2)	Peerless Systems Corporation 2005 Incentive Award Plan.

10.14(10)(3)	Asset Purchase Agreement by and between Kyocera-Mita Corporation and Peerless Systems Corporation, dated as of January 9, 2008.

10.15(11)(2)	Amended and Restated Employment Agreement dated as of July 18, 2011 between the Company and William Neil.

10.16(12)(3)	Amendment No. 30 to PostScript Software Development License and Sublicense Agreement dated July 23, 1999, as amended.

10.17(13)	Form of 2005 Incentive Award Plan Restricted Stock Award Agreement.

10.18(14)	Employment Agreement between Peerless Systems Corporation and Timothy E. Brog, dated as of August 26, 2010.

10.19(15)	Amended and Restated Peerless Systems Corporation 2005 Incentive Award Plan, dated November 1, 2010

10.2

21	Registrant’s Wholly-Owned Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page to this Annual Report on Form 10-K.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

(1)	Previously filed in the Company’s Registration Statement on Form S-1 (File No. 333-09357), filed August 27, 1996, as amended and incorporated herein by reference.

(2)	Management contract or compensatory plan or arrangement.

(3)	Subject to a Confidential Treatment Order.

(4)	Previously filed in the Company’s Registration Statement on Form S-8 (File No. 333-73562), filed November 16, 2001, and incorporated herein by reference.

(5)	Previously filed in the Company’s Form 8-K, filed July 23, 2007, and incorporated herein by reference.

(6)	Previously filed in the Company’s Registration Statement on Form S-8 (File No. 333-57362), filed March 21, 2001, and incorporated herein by reference.

(7)	Previously filed in the Company’s Amendment No. 4 to its Registration Statement on Form S-3 (File No. 333-60284), filed July 27, 2001, and incorporated herein by reference.

(8)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2002, filed September 16, 2002, and incorporated herein by reference.

(9)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2005, filed September 14, 2005, and incorporated herein by reference.

(10)	Previously filed in the Company’s Form 8-K, filed January 10, 2008, and incorporated herein by reference.

(11)	Previously filed in the Company’s Form 8-K, filed July 21, 2011, and incorporated herein by reference.

(12)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2008, filed September 18, 2008, and incorporated herein by reference.

(13)	Previously filed in the Company’s Quarterly Report for the period ended July 31, 2009, filed September 11, 2009, and incorporated herein by reference.

(14)	Previously filed in the Company’s Form 8-K, filed August 30, 2010, and incorporated herein by reference

(15)	Previously filed in the Company’s Quarterly Report on Form 10-Q filed on December 15, 2010 and incorporated herein by reference.

(16)	Previously filed in the Company's Registration Statement on Form S-8 (File No. 333-129401), filed November 2, 2005, and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of April, 2012.

Peerless Systems Corporation

By:	/s/ TIMOTHY E. BROG
Timothy E. Brog
Chairman and Chief Executive Officer

/s/ ROBERT L. KALKSTEIN
Robert L. Kalkstein
Acting Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert Kalkstein and Timothy Brog, his attorneys-in-fact, each with the power of substitution, for him/her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Steven M. Bathgate	Director	April 27, 2012
Steven M. Bathgate

/s/ Timothy E. Brog	Director	April 27, 2012
Timothy E. Brog

/s/ Robert Frankfurt	Director	April 27, 2012
Robert Frankfurt

/s/ Jeffrey A. Hammer	Director	April 27, 2012
Jeffrey A. Hammer

/s/ Eric Kuby	Director	April 27, 2012
Eric Kuby

/s/ Jeffrey S. Wald	Director	April 27, 2012
Jeffrey S. Wald

PEERLESS SYSTEMS CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Peerless Systems Corporation

We have audited the accompanying consolidated balance sheets of Peerless Systems Corporation as of January 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended January 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peerless Systems Corporation at January 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the two years in the period ended January 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California
April 27, 2012

PEERLESS SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years Ended January 31,
	2012	2011

Revenues:
Product licensing	$3,650	$6,043
Engineering services and maintenance	-	122
Total revenues	3,650	6,165
Cost of revenues:
Product licensing	726	1,572
Engineering services and maintenance	-	285
Total cost of revenues	726	1,857
Gross margin	2,924	4,308

Sales and marketing	127	428
General and administrative	2,361	2,955
	2,488	3,383
Income from operations	436	925
Other income, net	1,751	5,981
Income before income taxes	2,187	6,906
Provision for income taxes	825	2,777
Net income	$1,362	$4,129
Basic earnings per share	$0.42	$0.32
Diluted earnings per share	$0.40	$0.31
Weighted average common shares - outstanding — basic	3,212	12,928
Weighted average common shares - outstanding — diluted	3,407	13,180

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 31, 2012	January 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$10,433	$12,384
Marketable securities	6,588	-
Trade accounts receivable, net	1,267	1,845
Deferred tax asset	-	35
Income tax receivable	21	204
Prepaid expenses and other current assets	56	61
Total current assets	18,365	14,529
Property and equipment, net	-	21
Other assets	4	10
Total assets	$18,369	$14,560

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued wages and compensated absenses	$330	$108
Accrued product licensing costs	218	682
Deferred tax liability	688	-
Other current liabilities	614	371
Total current liabilities	1,850	1,161
Other liabilities
Tax liabilities	1,643	1,599
Total liabilities	3,493	2,760
Stockholders’ equity:
Common stock, $.001 par value	18	18
Additional paid-in capital	57,177	56,689
Retained earnings	4,856	3,494
Accumulated other comprehensive income	1,322	96
Treasury stock, 15,951 at January 31, 2012 and January 31, 2011	(48,497)	(48,497)
Total stockholders’ equity	14,876	11,800
Total liabilities and stockholders’ equity	$18,369	$14,560

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
STOCKHOLDERS' EQUITY ROLLFORWARD
(In thousands)

	Common Stock		Treasury Stock		Additional Paid - In	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income	Equity

Balances, January 31, 2010	18,757	$18	2,737	$(5,550)	$55,874	$(635)	$2,847	$52,554
Issuance of common stock	3	-	-	-	9	-	-	9
Issuance of restricted stock	300	-	-	-	253	-	-	253
Forfeitures of restricted stock	(20)	-	-	-	(9)	-	-	(9)
Purchase of treasury stock	-	-	-	-	-	-	-	-
Exercise of stock options	273	0			472	-	-	472
Purchase of common stock for Tender Offer	-	-	13,214	(42,947)	-			(42,947)
Stock based compensation expense	-	-	-	-	90	-	-	90
Comprehensive income:								-
Net income	-	-	-	-	-	4,129	-	4,129
Unrealized gain on marketable securities	-	-	-	-	-	-	(2,751)	(2,751)

Total comprehensive income	-	-	-	-	-	-	-	1,378

Balances, January 31, 2011	19,313	$18	15,951	$(48,497)	$56,689	$3,494	$96	$11,800
Issuance of restricted stock	84	-	-	-	320	-	-	320
Exercise of stock options	144	0	-	-	139	-	-	139
Shares withheld from exercise of stock options	(39)	(0)	-	-	(57)	-	-	(57)
Stock based compensation expense	-	-	-	-	86	-	-	86
Comprehensive income:								-
Net income	-	-	-	-	-	1,362	-	1,362
Reclassification adjustment for gains included in net income	-	-	-	-	-	-	(53)	(53)
Foreign currency translation adjustment, net of taxes	-	-	-	-	-	-	(43)	(43)
Unrealized gain on marketable securities (net of tax effects)	-	-	-	-	-	-	1,322	1,322

Total comprehensive income	-	-	-	-	-	-	-	2,684

Balances, January 31, 2012	19,502	$18	15,951	$(48,497)	$57,177	$4,856	$1,322	$14,876

The accompanying notes are an integral part of these consolidated financial statements.

 PEERLESS SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended January 31,
	2012	2011

Cash flows from operating activities:
Net income	$1,362	$4,129
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21	39
Share-based compensation	406	343
Realized gain on securities	(1,838)	(2,752)
Income tax receivable	183	30
Deferred tax asset and liability	724	(238)
Tax liabilities	(769)	954
Effects of liquidation of subsidiary	(42)	-
Changes in operating assets and liabilities:
Trade accounts receivables	577	(710)
Prepaid expenses and other assets	11	280
Accounts payable	-	(4)
Accrued product licensing costs	(465)	413
Deferred revenue	-	(372)
Other liabilities	464	51
Net cash provided by operating activities	634	2,163
Cash flows from investing activities:
Purchases of marketable securities	(391,425)	(3,224)
Proceeds from sale of securities	388,758	19,237
Net cash provided (used in) by investing activities	(2,667)	16,013
Cash flows from financing activities:
Purchase of employee stock option	(22)	-
Taxes withheld for employee stock options exercise	(19)	-
Proceeds from exercise of common stock options	123	472
Purchase of common stock from Tender Offer	-	(42,948)
Net cash provided by financing activities	82	(42,476)
Net increase (decrease) in cash and cash equivalents	(1,951)	(24,300)
Cash and cash equivalents, beginning of period	12,384	36,684
Cash and cash equivalents, end of period	$10,433	$12,384

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$685	$2,363

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization, Business and Summary of Significant Accounting Policies:

 Organization and Business: Peerless Systems Corporation (“Peerless” or the “Company”) was incorporated in the state of California in April 1982 and reincorporated in the state of Delaware in September 1996.  Peerless develops and licenses software-based digital imaging and networking systems and supporting electronic technologies to original equipment manufacturers (“OEMs”) of digital document products located primarily in the United States and Japan.  Digital document products include printers, copiers, fax machines, scanners and color products, as well as multifunction products (“MFPs”) that perform a combination of these imaging functions.  In order to process digital text and graphics, digital document products rely on a core set of imaging software and supporting electronics, collectively known as a digital imaging system.  Network interfaces supply the core technologies to digital document products that enable them to communicate over local area networks and the Internet.

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

Since the closing of the KMC Transaction, the Company has reduced its focus on its legacy business and is seeking to use its excess cash to pursue transactions that enhance stockholder value.  The Company has been engaged in efforts to identify appropriate acquisition targets that offer prospects for growth and profitability at a reasonable price.

Liquidity: As of January 31, 2012, the Company had cumulative retained earnings of $4.9 million; the Company also had cash, cash equivalents and marketable securities of $17.0 million and net working capital of $16.5 million.  The Company has no material financial commitments.  The Company believes that its existing cash and cash equivalents and any cash generated from operations will be sufficient to fund its working capital requirements, capital expenditures and other obligations through the next twelve months.

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

The recognition of the Company’s recurring product licensing revenues is dependent, in part, on the timing and accuracy of product sales reports received from the Company’s OEM customers.  These reports are provided only on a calendar quarter basis and, in any event, are subject to delay and potential revision by the OEM.  Therefore, the Company is required to estimate all of the recurring product licensing revenues for the last month of each fiscal quarter and to further estimate all of its quarterly revenues from an OEM when the report from such OEM is not received in a timely manner.  In the event the Company is unable to estimate such revenues accurately prior to reporting financial results, the Company may be required to adjust revenues in subsequent periods.  Revenues subject to such estimates were minimal for fiscal year ending January 31, 2011.  In fiscal year 2012, one of our largest customers changed their fiscal year, which changed the timing on when we receive their reports.  Due to this, the Company may have to make material estimates for product licensing revenues related to this customer. Revenues subject to such estimates were material for the fiscal year ending January 31, 2012.

Treasury Stock: During fiscal year 2011, the Company did not determine the disposition of the shares repurchased in the tender offer (See Note 10) and the repurchased shares were, by default, accounted for as retired by our transfer agent and thus were recorded as retired shares in the statement of equity. The Company concluded in the fourth quarter of fiscal 2012 that the repurchased shares from the tender offer are to be classified as treasury stock. As such, the Company revised the fiscal 2011 figures to account for the repurchased shares in the tender offer as treasury stock and have presented comparable financials from fiscal year 2011 which reflect this reclassification.

Cash and Cash Equivalents: Cash and cash equivalents represent cash and highly liquid investments, which mature within three months of purchase.

Fair Value of Financial Investments: Cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which management believes approximates fair value due to the short term maturity of these instruments.

Marketable Securities: The Company makes investments of cash in liquid interest bearing accounts and marketable securities. Marketable securities, at January 31, 2012, are classified as available-for-sale, in accordance with ASC 320, “Investments – Debt and Equity Securities”, and are stated at fair market value, with any unrealized gains or losses reported as other comprehensive income (loss) under shareholders’ equity in the accompanying consolidated balance sheets.  Realized gains or losses and declines in value that are other than temporary, if any, on available-for-sale securities are calculated using the average cost method and are reported in other income or expense as incurred.

During the year, the Company made investments in available-for-sale and trading securities, as defined by ASC 320.  The Company classified securities that were purchased or sold with the intent to dispose within a short period as trading securities.  Trading securities generally consisted of exchanged-listed securities such as common stock and equity options.  Available-for-sale securities generally consisted of exchanged-listed securities such as common stock. Realized gains or losses on trading and available-for-sale securities are recorded in the statement of income in other income, net.

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

Income Taxes: Deferred income taxes are recognized for the tax consequences in future years resulting from differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to reverse.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.  Income tax provision is the tax payable for the period and the change during the period in net deferred income tax assets and liabilities.  See Note 8.

Comprehensive Income: In accordance with ASC 220, “Comprehensive Income,” all components of comprehensive income, including net income, are reported in the financial statements in the period in which they are recognized.  Other comprehensive income includes unrealized gains and losses on available-for-sale securities. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.  The Company’s accumulated other comprehensive income for fiscal years January 31, 2012 and 2011 consisted of net income, unrealized gains, and foreign currency translation gains and is reported in stockholders’ equity.

Earnings Per Share: Basic earnings per share (“basic EPS”) is computed by dividing net income available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period.  The computation of diluted earnings per share (“diluted EPS”) is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares include outstanding options under the Company’s employee stock option plan and incrementally vested service-vesting restricted stock awards (which are included under the treasury stock method).  A reconciliation of basic EPS to diluted EPS is presented in Note 9 to the Company’s financial statements.

Foreign Currency Translation: The financial statements of the Company’s former non-U.S. subsidiary are translated into U.S. dollars in accordance with ASC 830, “Foreign Currency Matters.” The assets and liabilities of the Company’s non-U.S. subsidiary whose “functional” currency is other than the U.S. dollar are translated at current rates of exchange.  Revenue and expense items are translated at the average exchange rate for the year.  The resulting translated adjustments are recorded directly into accumulated other comprehensive income.  Transaction gains and losses are included in net income in the period they occur.  Foreign currency translation and transaction gains and losses have not been significant in any period presented.

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

As of January 31, 2012 and 2011, cash, cash equivalents and marketable securities included the following (in thousands):

January 31, 2012
	Cost	Unrealized Gains	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash and cash equivalents	$10,433	$-	$-	$-	$10,433
Exchange traded marketable securities	5,266	1,322	-	-	6,588
Total	$15,699	$1,322	$-	$-	$17,021

January 31, 2011
	Cost	Unrealized Gains	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash and cash equivalents	$12,384	$-	$-	$-	$12,384
Total	$12,384	$-	$-	$-	$12,384

Cash equivalents are comprised of money market funds which are traded in an active market with no restrictions and money market savings accounts. As of January 31, 2012, cash and cash equivalents were $10.4 million and marketable securities were valued at $6.6 million.

A majority of our marketable securities, as of January 31, 2012, is the Company’s position in ModusLink.  We held 1,053,980 shares of ModusLink common stock as of January 31, 2012.

 3.   Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events.  For the Company, comprehensive income consists of its reported net income and the net unrealized gains or losses on marketable securities and foreign currency translation adjustments.  Comprehensive income for each of the periods presented is comprised as follows:

	Year Ended January 31,
	2012	2011
Net income	$1,362	$4,129
Changes in unrealized gains in available for sale securities, net of taxes	1,226	(2,751)
Reclassification adjustment for gains included in net income	53	-
Foreign currency translation adjustment, net of taxes	43	-
Total comprehensive income, net of taxes	$2,684	$1,378

4. Stock Option and Purchase Plan

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

Compensation expense for share-based awards granted are recognized using a straight-line, or single-option method.  The Company recognizes these compensation costs over the service period of the award, which is generally the option vesting term of three or four years.  In determining the fair value of options granted the Company primarily uses the Black-Scholes model and assumes no dividends per year.  During fiscal 2012, the Company used the weighted average expected lives of 8.20 years, expected volatility of 50%, and weighted average risk free interest rate of 2.42%.  During fiscal 2011, the Company used the weighted average expected lives of 3.26 years, expected volatility of 54%, and weighted average risk free interest rate of 1.89%.

In fiscal 2012 and 2011, the Company recorded a total of $86,000 and $90,000, respectively, in stock option expense related to stock options awarded.

The valuation methodologies and assumptions in estimating the fair value of stock options that were granted in fiscal 2012 were similar to those used in estimating the fair value of stock options granted in fiscal 2011.  The Company uses historical volatility of Peerless’ stock price as a basis to determine the expected volatility assumption to value stock options.  The Company used its actual stock trading history over a period that approximates the expected term of its options.  The expected dividend yield is based on Peerless’ practice of not paying dividends.  The risk-free rate of return is based on the yield of a U.S. Treasury instrument with terms approximating or equal to the expected life of the option.  The expected life in years is based on historical actual stock option exercise experience.

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

2005 Incentive Stock Option Plan: In June 2005 stockholders approved the Company’s 2005 Equity Incentive Plan (the “2005 Incentive Plan”).  The Board authorized and reserved 500,000 shares together with the 289,000 shares remaining under the 1996 Incentive Plan which was terminated as authorized by the stockholders.

The 2005 Incentive Plan allows for the grant of incentive stock options to employees and non-statutory stock options, restricted stock purchase awards and stock bonuses to employees, directors and consultants.  The terms of stock options granted under the 2005 Incentive Plan generally may not exceed 10 years.  The exercise price of options granted under the 2005 Incentive Plan is determined by the Board of Directors, provided that the exercise price for an incentive stock option cannot be less than 100% of the fair market value of the common stock on the date of the option grant and the exercise price for a non-statutory stock option cannot be less than 85% of the fair market value of the common stock on the date of the option grant.  Options granted under the 2005 Incentive Plan vest at the rate specified in each optionee’s agreement, which is generally over 3 to 4 years.

The following represents option activity under the 1996 Incentive Plan and 2005 Incentive Plan for the fiscal years ended January 31, 2012 and 2011:

		Weighted Average	Weighted Average Remaining Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value
	(In thousands, except per share amounts)
Balance outstanding January 31, 2010	1,038	$2.26
Granted	150	$2.86
Exercised	(376)	$1.70
Canceled or expired	(112)	$3.20
Balance outstanding January 31, 2011	700	$2.14
Granted	60	$3.55
Exercised	(144)	$1.64
Canceled or expired	(42)	$2.44
Balance outstanding January 31, 2012	574	$2.39	6.40	$895
Stock options exercisable, January 31, 2012	401	$2.17	5.49	$717

The weighted-average fair value as of date of grant of the options granted during the years ended January 31, 2012 and 2011 were $2.03 and $1.18, respectively.  During the twelve months ended January 31, 2012 and 2011, the total intrinsic value of stock options exercised was $235,917 and $358,067, respectively.  Cash received from stock option exercises in fiscal 2012 was $122,022.  The excess tax benefit from exercised options was approximately $91,000 for the year ended January 31, 2012.  As of January 31, 2012, there was $221,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1996 and 2005 Incentive Plans and certain options issued outside these plans.  That cost is expected to be recognized over a weighted-average period of 2.09 years.  The Company issues shares of common stock reserved for such plans upon the exercise of stock options.

During fiscal 2012, the Company granted 84,085 shares of restricted stock to its directors and employees pursuant to the 2005 Incentive Plan.  During fiscal 2012, 95,573 shares of restricted common stock vested, including 50,000 shares of the market-based award noted below.  The related stock based compensation expense of approximately $320,000 has been recorded for the year ended January 31, 2012.

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

The daily expected stock price volatility is based on three-year historical volatility of the Company’s common stock. The daily expected dividend yield is based on annual expected dividend payments and the closing price of the Company’s common stock on the Nasdaq Capital Market on the date of the grant. The average daily risk-free interest rate is based on the three-year treasury yield as of the grant date. Each of the four tranches of the restricted stock grant is calculated to have its own fair value and requisite service period.  The fair value of each tranche is amortized over the lesser of the requisite or derived service period which is up to three years.  These shares had a grant date fair value of $395,000.  As of January 31, 2012, 50,000 shares vested under this grant.  Stock compensation expense of approximately $189,000 was recorded during fiscal year 2012 in connection with this award.  This award was fully expensed as of January 31, 2012.

The total fair value of stock awards vested during the twelve months ended January 31, 2012 was $218,334.  A summary of the Company’s non-vested stock awards as of January 31, 2012 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock awards as of January 31, 2011	257,240	2.09
Granted	84,085	3.43
Vested	(95,573)	2.28
Non-vested stock awards as of January 31, 2012	245,752	2.47

The unrecognized compensation for non-vested stock awards of $244,529 will be recognized over a weighted-average period of 2.55 years.

5.  Property and Equipment:

Property and equipment at January 31 consisted of the following:

	2012	2011
	(In thousands)
Computers and other equipment	$-	450
Furniture	2	20
	2	470
Less, accumulated depreciation and amortization	(2)	(449)
	$-	21

Property and equipment depreciation and amortization for the years ended January 31, 2012 and 2011 was $21,000 and $3,000, respectively.  The Company closed down its El Segundo office effective January 31, 2012 and disposed of all remaining property at that location. Approximately $1,500 worth of property and equipment is located at the Company’s headquarters in Stamford, Connecticut.

6.  Other Current Liabilities

Other current liabilities at January 31 consisted of the following:

	2012	2011
	(In thousands)
Professional service fees	$183	$171
Accrued expenses	96	200
Broker payable	332	-

Total other current liabilities	$611	$371

7.  Deferred Revenues:

The Company may bill or receive payments from its customers for fees associated with product licensing in advance of the Company’s completion of its contractual obligations.  Such billings or payments, in accordance with the Company’s revenue recognition policies, are deferred, and are recognized as revenue when the Company has performed its contractual obligations related to the billings or payments.  The Company had no deferred revenue for the fiscal years 2011 or 2012.

8.  Income Taxes:

The income tax provision for the years ended January 31, 2012 and 2011 consisted of:

	2012	2011
	(In thousands)
Current:
Federal	$809	$2,098
State	151	73
Foreign	4	-
	$964	$2,171

Deferred:
Federal	$(112)	$187
State	(13)	361
	$(125)	$548
Less: Change in valuation allowance	(14)	58

Income tax provision	$825	$2,777

Temporary differences for the years ended January 31, consisted of:

	2012	2011
	(In thousands)
Deferred tax assets (liabilities):
Accrued liabilities	$38	$11
Allowance for doubtful accounts	-	3
Property and equipment	-	(4)
Stock based compensation	84	87
State income taxes	51	25
Other	35	10
Total deferred tax assets	208	132
Deferred tax liabilities:
Unrealized gains on investments	(813)	-
Subtotal	(605)	132
Valuation allowance	(83)	(97)

Net deferred income tax asset (liability)	$(688)	$35

The provision (benefit) for income taxes for the years ended January 31, 2012 and 2011 differed from the amount that would result from applying the federal statutory rate as follows:

	2012	2011
Statutory federal income tax rate	34.0%	34.0%
State tax	4.1	5.6
Foregin provision	0.2	-
Research & development credits	-	(0.4)
Stock based compensation	0.2	0.1
Other	(0.2)	(0.3)
Dividend received deduction	(0.1)	-
Change in valuation allowance	(0.7)	0.8
Provision for income taxes	37.5%	39.8%

As of January 31, 2012, the Company had net deferred tax liabilities available of approximately $688,000, which consisted primarily of the net tax effect on unrealized gains on marketable securities classified in Other Comprehensive Income.  The net tax effect on unrealized gains of marketable securities accounts for a deferred tax liability of approximately $813,000.  The deferred tax liability for the net tax effects of unrealized gains on marketable securities offsets deferred tax assets caused primarily due to timing differences that will be realized in future periods.   The Company utilized all of its federal net operating losses of approximately $2.3 million to reduce its taxable income during the first three fiscal quarters of fiscal 2011.  The Company also used the maximum amount of research and development credits of $0.9 million in the State of California to offset income for the first three fiscal quarters of fiscal 2011.   Substantially all of the Company’s remaining deferred tax assets were permanently impaired due to a deemed ownership change in connection with the Company’s self-tender offer completed on November 10, 2011.  The deemed ownership change occurred pursuant to Section 382 of the Internal Revenue Code and resulted in the permanent impairment of approximately $2.3 million of research and development credits and approximately $608,000 in net operating losses in the State of California.  During the fourth quarter of fiscal 2012, the Company recorded a decrease in the valuation allowance of approximately $14,000 related to certain deferred tax assets.

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

There was no cumulative effect of adopting ASC 740-10 to the February 1, 2007 retained earnings balance.  On the date of adoption, the Company had $2.0 million of unrecognized tax benefits, all of which would reduce its effective tax rate if recognized.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	January 31, 2012	January 31, 2011
	(In thousands)
Beginning balance	$1,599	$2,394
Additions based on tax positions related to current year	44	-
Subtractions for tax positions of prior years	-	(795)
Ending balance	$1,643	$1,599

The net amount of $1.6 million, if recognized, would favorably affect the Company’s effective tax rate.  The Company recognized approximately $44,000 in interest through other expenses in fiscal 2012.  The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Interest and penalties related to income tax liabilities is included in pre-tax income.  The Company’s January 31, 2009 through January 31, 2012 tax returns remain open to examination by the tax authorities, except the California tax returns are open to examination from January 31, 2008 to the January 31, 2012 fiscal years.

In assessing whether deferred tax assets or liabilities can be realized, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets or liabilities will not be realized.  The ultimate realization of deferred tax assets or liabilities is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible.  The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  The Company believes it is more likely than not that certain foreign deferred tax assets will not be realized and has maintained a valuation allowance of $83,000 at January 31, 2012.

9.  Earnings Per Share:

Earnings per share for the years ended January 31, is calculated as follows:

	2012			2011
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic EPS
Earnings available to common stockholders	$1,362	3,212	$0.42	$4,129	12,928	$0.32
Effect of Dilutive Securities
Restricted Shares	-	17	-	-	-	-
Options	-	178	-	-	252	-
Diluted EPS
Earnings available to common stockholders with assumed conversions	$1,362	3,407	$0.40	$4,129	13,180	$0.31

Potentially dilutive options in the aggregate of approximately 100,000 and 105,173 in fiscal years 2012 and 2011, respectively, have been excluded from the calculation of the diluted income per share based on (i) the fact that the exercise prices of such options exceeds the average stock price and (ii) the number of buy back shares exceeded the assumed shares issued upon exercise of options.  For these reasons, these options were considered anti-dilutive.

10. Tender Offer

On August 26, 2010, the Board of Directors (the “Board”) approved a tender offer (the “Offer”) by the Company to purchase up to 13,846,153 shares of its common stock at a cash price of $3.25 per share, or a total price of $45 million.  The Offer expired on November 4, 2010.  Giving effect to shares properly tendered pursuant to a notice of guaranteed delivery, a total of 13,214,401 shares were properly tendered and not withdrawn in the Offer at a total purchase price of approximately $42,946,803.  The Company completed the purchase of shares on November 10, 2010.  Total costs in connection with the Offer were approximately $0.1 million.

During fiscal year 2011, the Company did not determine the disposition of the shares repurchased in the tender offer and the repurchased shares were, by default, accounted for as retired by our transfer agent. The Company concluded in the fourth quarter of fiscal 2012 that the repurchased shares from the tender offer are to be classified as treasury stock. As such, the Company made an adjustment to the fiscal 2011 figures to account for the repurchased shares in the tender offer as treasury stock and have presented comparable financials from fiscal year 2011 which reflect this reclassification.

11.  Employee Savings Plan:

The Company maintains an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code (the “Code”) for its full-time employees.  The plan allows employees to make specified percentage pretax contributions up to the maximum dollar limitation prescribed by the Code.  The Company matches 50% of employee contributions up to a maximum of $2,000 per employee per year. Company contributions to the plan during the years ended January 31, 2012 and 2011 were $11,413 and $10,000, respectively.

12.  Segment Reporting:

The Company operates in one reportable business segment, Imaging.  Peerless provides software-based digital imaging and networking technology for digital document products and provides directory and management software for networked storage devices and integrates proprietary software into enterprise networks of OEMs.

The Company’s assets are located in the United States.  The Company’s revenues for the years ended January 31, 2012 and 2011 which are transacted in U.S. dollars are derived based on sales to customers in the following geographic regions:

	Years Ended January 31,
	2012	2011
	(In thousands)
United States	$2,265	$2,594
Japan	1,354	3,472
Other	31	99
	$3,650	$6,165

13.  Commitments:

Operating Leases: The Company subleases its offices in Connecticut.  Future minimum rental payments under long-term operating leases for the years ending January 31 are as follows:

Operating
Leases
(In thousands)
2012	$24.6
Thereafter	—
$24.6

Total rental expense, net of sublease income, was $39,000 and $69,000 for the years ended January 31, 2012 and 2011, respectively.

Purchase Orders: The Company does not have any outstanding purchase orders for materials and services at the end of fiscal year 2012.

14.  Other Income:

During the fiscal year 2012, the Company recorded approximately $1.8 million of other income. This is the net amount of other income and expenses, consisting primarily of $1.8 million of realized gains on investment securities. Costs associated with the ModusLink proxy contest are also included in this amount.

During the fiscal year 2011, the Company recorded approximately $5.8 million of realized gains and dividends related to our investment in Highbury.

15.  Risks and Uncertainties:

Concentration of Credit Risk: The Company’s credit risk in accounts receivable (trade and unbilled), which are generally not collateralized, is concentrated with customers which are OEMs of laser printers and printer peripheral technologies.  The financial loss, should a customer be unable to meet its obligation to the Company, would be equal to the recorded accounts receivable.  At January 31, 2012, three customers collectively represented 91% of total accounts receivable and at January 31, 2011, four customers collectively represented 86%.

A significant portion of the Company’s revenue is generated from recurring quarterly shipments made by OEMs.  In the past, block licenses and perpetual licenses contributed to more of the Company’s revenue. Recurring revenue from quarterly shipments represented 78% and 62% of total revenue for the fiscal years 2012 and 2011, respectively.  Block and perpetual license revenue represented 36% of total revenue for the fiscal year 2011.  Revenue from recurring quarterly shipments from our customers exposes us to more credit risk as payments are made on a quarterly basis, rather than with block licenses, where payments are made to the Company in advance.

Litigation: The Company is involved from time to time in various claims and legal actions incident to its operations, either as plaintiff or defendant.  In the opinion of management, after consulting with legal counsel, no claims are currently expected to have a material adverse effect on the Company’s financial position, operating results, or cash flows.

License Agreements:  The Company's historical business has consisted of (i) products with Peerless developed intellectual property, (ii) products based upon an agreement with Novell (“Novell”) and (iii) products based upon an agreement with Adobe to bundle and sublicense Adobe’s licensed products into products for OEMs. The Company’s agreement with Adobe Systems Corporation (“Adobe”) to bundle and sublicense Adobe’s licensed products into new OEM products expired on March 31, 2010.  The Company is unlikely to be able to transition our customer base to another provider. The Company expects a material decrease in revenues for fiscal 2013 due to the end of this agreement. Our revenues from licensing products that include Adobe technology were approximately $1.7 million and $2.2 million for fiscal 2012 and 2011, respectively.

16.  Subsequent Events:

The Company has evaluated subsequent events through the date these consolidated financial statements were issued and concluded no other subsequent events required disclosure or recognition.