Form 10-Q
period 2012-04-30
PEERLESS SYSTEMS CORP
filed 2012-06-14
CIK 897893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

or

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

The number of shares of common stock outstanding as of June 3, 2012 was 3,555,064.

PEERLESS SYSTEMS CORPORATION
INDEX

FORWARD—LOOKING STATEMENTS

Statements made by us in this report and in other reports and statements released by us that are not historical facts may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements are necessarily estimates reflecting the judgment of our senior management based on our current estimates, expectations, forecasts and projections and include comments that express our current opinions about trends and factors that may impact future strategy, strategic alternatives or operating results.  Disclosures that use words such as “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect,” “project” or the negative of these, as well as similar expressions, are intended to identify forward-looking statements.  These statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievement, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements.  We discuss such risks, uncertainties and other factors which could cause results to differ materially from management’s expectations throughout this report.  Additional information regarding factors that could cause results to differ materially from management's expectations is found in the section entitled "Risk Factors" in our 2012 Annual Report on Form 10-K.  Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below.

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

PART I—FINANCIAL INFORMATION

Item 1 — Financial Statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 30,	January 31,
	2012	2012

ASSETS
Current assets:
Cash and cash equivalents	$11,523	$10,433
Marketable securities	4,435	6,588
Trade accounts receivable	1,029	1,267
Income tax receivable	-	21
Prepaid expenses and other current assets	27	56
Total current assets	17,014	18,365
Property and equipment, net	-	-
Other assets	4	4
Total assets	$17,018	$18,369

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued salaries and benefits	$53	$330
Accrued product licensing costs	176	218
Deferred tax liability	72	688
Income tax payable	311	-
Other current liabilities	244	614
Total current liabilities	856	1,850
Non-current liabilities
Tax liabilities	1,655	1,643
Total liabilities	2,511	3,493
Stockholders’ equity:
Common stock, $.001 par value	18	18
Additional paid-in capital	57,250	57,177
Retained earnings	5,302	4,856
Accumulated other comprehensive income	434	1,322
Treasury stock, 15,951 at April 30, 2012 and January 31, 2012	(48,497)	(48,497)
Total stockholders’ equity	14,507	14,876
Total liabilities and stockholders’ equity	$17,018	$18,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)

	Three Months Ended April 30,
	2012	2011
Revenues:
Product licensing	$614	$1,759
Cost of revenues:
Product licensing	52	590
Gross margin	562	1,169

Operating Expenses
Sales and marketing	31	34
General and administrative	405	637
	436	671
Income from operations	126	498
Other income, net	609	113
Income before income taxes	735	611
Provision for income taxes	289	259
Net income	$446	$352
Basic earnings per share	$0.13	$0.11
Diluted earnings per share	$0.13	$0.11
Weighted average common shares - outstanding — basic	3,305	3,107
Weighted average common shares - outstanding — diluted	3,531	3,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended April 30,
	2012	2011
Net income	$446	$352
Changes in unrealized gains in available for sale securities, net of taxes	(391)	(1)
Reclassification adjustment for gains included in net income	(497)	-
Total comprehensive income, net of taxes	$(442)	$351

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended April 30,
	2012	2011

Cash flows from operating activities:
Net income	$446	$352
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	-	21
Share-based compensation	73	158
Realized gain on securities	(614)	(53)
Income tax receivable	21	203
Tax liabilities	558	11
Deferred tax asset and liability	(616)	-
Effects of liquidation of subsidiary	-	(42)
Changes in operating assets and liabilities:
Trade accounts receivables	238	35
Prepaid expenses and other assets	29	30
Accrued product licensing costs	(42)	45
Income taxes payable	311	10
Other liabilities (includes salaries and benefits)	(647)	(106)
Net cash provided by (used in) operating activities	(243)	664
Cash flows from investing activities:
Purchases of marketable securities	(27,196)	(152)
Proceeds from sale of securities	28,529	-
Net cash provided (used in) by investing activities	1,333	(152)
Cash flows from financing activities:
Purchase of employee stock option	-	(22)
Proceeds from exercise of common stock options	-	77
Net cash provided by financing activities	-	55
Net increase in cash and cash equivalents	1,090	567
Cash and cash equivalents, beginning of period	10,433	12,384
Cash and cash equivalents, end of period	$11,523	$12,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Peerless Systems Corporation (the “Company” or “Peerless”) have been prepared pursuant to the rules of the SEC for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles.  The consolidated financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company.  The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012, filed with the SEC on April 30, 2012.  The results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.

2.  Recent Accounting Pronouncements

 In June 2011, the FASB issued ASU 2011-05 to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity.  ASU 2011-05 was effective for the Company beginning February 1, 2012, and the Company applied it retrospectively. The adoption of this standard impacted presentation of our consolidated financial statements and did not impact results for the three months ended April 30, 2012 and 2011.

3.  Cash, Cash Equivalents, and Marketable Securities

As of April 30, 2012 and January 31, 2012, cash, cash equivalents, and marketable securities included the following (in thousands):

April 30, 2012
	Cost	Unrealized Gains	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash and cash equivalents	$11,523	$—	$—	$—	$11,523
Exchange traded marketable securities	3,735	704	(4)	—	4,435
Total	$15,258	$704	$(4)	$—	$15,958

January 31, 2012
	Cost	Unrealized Gains	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash and cash equivalents	$10,433	$—	$—	$—	$10,433
Exchange traded marketable securities	5,266	1,322	—	—	6,588
Total	$15,699	$1,322	$—	$—	$17,021

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

During the three months ended April 30, 2012, the Company recorded approximately $0.6 million of realized gains on investments.  Financial instruments purchased with intention to sell over a short period were classified as trading securities.   Realized gains and losses on trading securities were calculated using average cost method.  The Company's investments consist of available-for-sale securities as of April 30, 2012.

4.  Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from certain defined transactions and other events.  The Company’s comprehensive income consists of its reported net income and the net unrealized gains or losses on marketable securities and foreign currency translation adjustments.  Comprehensive income is now being reported as two separate but consecutive statements.

5.  Earnings Per Share

Earnings per share (EPS) for the three months ended April 30, 2012 and 2011 are calculated as follows (in thousands, except for per share amounts):

	2012			2011
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic EPS
Earnings available to common stockholders	$446	3,305	$0.13	$352	3,107	$0.11
Effect of Dilutive Securities
Restricted Shares	—	192	—	—	29	—
Options	—	34	—	—	179	—
Diluted EPS
Earnings available to common stockholders with assumed conversions	$446	3,531	$0.13	$352	3,315	$0.11

Potentially dilutive options in the aggregate of 156,750 and 100,000 for the three months ended April 30, 2012 and 2011, respectively, have been excluded from the calculation of the diluted income per share because their effect would have been anti-dilutive based on (i) the fact that the exercise prices of such options exceeds the average stock price and (ii) the number of buy-back shares exceeded the assumed shares issued upon exercise of options.

6.  Stock-Based Compensation Plans

The Company has certain plans which provide for the grant of incentive stock options to employees and non-statutory stock options, restricted stock purchase awards and stock bonuses to employees, directors and consultants.  The terms of stock options granted under these plans generally may not exceed 10 years.  Options granted under the incentive plans vest at the rate specified in each optionee’s agreement, generally over three or four years.  As of April 30, 2012, an aggregate of 4.3 million shares of common stock were authorized for issuance under the various option plans.

Compensation expense for share-based awards granted is recognized using a straight-line, or single-option method.  The Company recognizes these compensation costs over the service period of the award, which is generally the option vesting term of three or four years.  In determining the fair value of options granted, the Company primarily used the Black-Scholes model and assumed no dividends per year.  Risk-free interest rates for the options were taken on the grant dates from the Daily Federal Yield Curve Rates for the expected life of the options as published by the Federal Reserve.  The expected volatility was based upon the changes in the price of the Company’s common stock over a five year period.  The expected forfeiture rate of employee stock options was calculated using the Company’s historical terminations data.

For the three months ended April 30, 2012 and April 30, 2011, the Company recorded a total of approximately $73,000 and $158,000, respectively, in share based compensation related to stock options and restricted stock.

The following represents option activity under the 1996 Equity Incentive Plan and 2005 Incentive Award Plan, as amended and restated, for the three months ended April 30, 2012:

			Weighted Average
		Weighted	Remaining
		Average Exercise	Contractual	Aggregate
	Options	Price	Term (Years)	Intrinsic Value
	(In thousands, except per share amounts)
Balance outstanding January 31, 2012	574	$2.39
Granted	50	$3.99
Exercised	-	$-
Canceled or expired	-	$-
Balance outstanding April 30, 2012	624	$2.52	6.45	$884
Stock options exercisable, April 30, 2012	420	$2.18	5.35	$737

As of April 30, 2012, there was approximately $294,000 of total unrecognized compensation cost related to unvested option-based compensation arrangements granted under the 2005 plan.  That cost is expected to be recognized over a weighted-average period of 1.85 years.

On March 12, 2012, as part of his semi-annual bonus review, the Company granted options to purchase 50,000 shares of the Company’s common stock with a fair market value of approximately $103,000 to its Chief Executive Officer pursuant to the 2005 Plan, which vest monthly on a ratable basis over a 24 month period.

Stock-based compensation expense of approximately $43,000 for restricted stock was recorded for the three months ended April 30, 2012.  The total fair value, based on the price on the day of grant, for restricted stock awards that vested during the three months ended April 30, 2012, was $7,625.  A summary of the Company’s non-vested restricted stock awards as of April 30, 2012 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock awards as of January 31, 2012	245,752	2.47
Granted	5,000	3.99
Vested	(2,500)	3.05
Forfeited	-	-
Non-vested stock awards as of April 30, 2012	248,252	2.50

The unrecognized compensation for non-vested restricted stock awards of approximately $222,000 will be recognized over a weighted-average period of 2.35 years.

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

The daily expected stock price volatility is based on three-year historical volatility of the Company’s common stock. The daily expected dividend yield is based on annual expected dividend payments and the closing price of the Company’s common stock on the Nasdaq Capital Market on the date of the grant. The average daily risk-free interest rate is based on the three-year treasury yield as of the grant date. Each of the four tranches of the restricted stock grant is calculated to have its own fair value and requisite service period.  The fair value of each tranche is amortized over the lesser of the requisite or derived service period which is up to three years.  These shares had a grant date fair value of approximately $395,000.  As of April 30, 2012, 50,000 shares had vested under this grant.  All stock based compensation expense related to this grant was recognized during fiscal years 2011 and 2012.

7.  Concentration of Revenues

During the first quarter of fiscal 2013, three customers, Novell Inc. (“Novell”), Xerox International Partners (“XIP”) and Seiko Epson Corporation represented approximately 95% of the revenues of the Company.  During the first quarter of fiscal 2012, two customers, Oki Data and Novell, totaled approximately 89% of the revenues of the Company.

8.  Property and equipment

The Company has $1,500 worth of furniture, which was fully depreciated in fiscal year 2012.

9. Income Taxes

The Company reported an effective tax rate on income from operations of 39.3% and 42.4% for the three months ended April 30, 2012 and 2011, respectively.

As of April 30, 2012, the Company had a valuation allowance of approximately $104,000 against certain deferred tax assets, for which realization cannot be considered more likely than not at this time. Such deferred tax assets relate to stock compensation expenses incurred by the Company in the form of equity awards. Management assesses the need for the valuation allowance on a quarterly basis.

The Company’s New York State (the “State”) corporate tax returns for the fiscal years 2008 and 2009 are currently under examination.  The Company had one employee in the State during those periods.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Highlights

Pretax income for the three months ended April 30, 2012 was $735,000, approximately a 20% increase from approximately $611,000 in pretax income for the three months ended April 30, 2011. We recorded approximately $614,000 and $53,000 of net realized gains on marketable securities during the three months ended April 30, 2012 and April 30, 2011, respectively.

As a result of our staffing and cost reductions, operating expenses were reduced by approximately 35%, to approximately $436,000 for the three months ended April 30, 2012 compared to approximately $671,000 for the three months ended April 30, 2011.

General

We continue to generate revenue from our OEM customers through the licensing of technology related to imaging solutions.  Our product licensing revenues are comprised of recurring per unit and block licensing revenues and perpetual licenses.  Licensing revenues are derived from per unit fees paid periodically by our OEM customers upon manufacturing and subsequent commercial shipment of products incorporating the technology which we license.  Licensing revenues are also derived from arrangements in which we enable third party technology, such as solutions from Novell, to be used with our OEM partners’ products.

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

The technology we license has addressed the worldwide market for monochrome printers (21-69 pages per minute) and multifunction printers (“MFP”) (21-110 pages per minute). This market has been consolidating, and the demand for the technology offered by us has continued to decline since fiscal 2008. The document imaging industry has changed. Lower cost of development and production overseas as well as increasing complexity of imaging requirements makes us unable to effectively compete in this environment. As a result, we sold our imaging and networking technologies and certain other assets to Kyocera-Mita Corporation in April 2008. As part of the transaction we retained the right, subject to certain restrictions, to continue licensing the imaging technology that we had previously developed and continue to license third party imaging technologies. We are currently pursuing other potential investment opportunities. The strategy calls for aligning our cost structure with our current and projected revenue streams, maximizing the value of our licensed back technologies and expanding our business through investment opportunities.

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

Liquidity and Capital Resources

Our total assets at April 30, 2012 were $17.0 million, a decrease of 7.6% from $18.4 million as of January 31, 2012.  Cash and cash equivalents increased from $10.4 million at January 31, 2012 to $11.5 million at April 30, 2012.  Stockholders’ equity at April 30, 2012 was $14.5 million, a decrease of 2.7% from $14.9 million as of January 31, 2012.

             At April 30, 2012, our principal source of liquidity, cash and cash equivalents, was $11.5 million; an increase of $1.1 million from January 31, 2012.  The increase is due to collection of our accounts receivable and the realization of gains on marketable securities.

Critical Accounting Policies

We describe our significant accounting policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended January 31, 2012. There has been no change in our significant accounting policies since the end of fiscal 2012.

Results of Operations

Net Income

Our net income for the three months ended April 30, 2012 was approximately $446,000, or $0.13 per basic share and diluted share, compared to a net income of approximately $352,000, or $0.11 per basic and diluted share, for the three months ended April 30, 2011.  The Company had 3.3 million and 3.1 million weighted average shares of common stock outstanding as of April 30, 2012 and April 30, 2011, respectively.

Revenues

Revenues were $0.6 million for the three months ended April 30, 2012, compared to $1.8 million for the three months ended April 30, 2011.  We experienced a decrease in licensing revenues during the three months ended April 30, 2012 from the three months ended April 30, 2011, due to (i) an $800,000 block license that was sold during the three months ended April 30, 2011, but no such license was sold during the three months ended April, 30, 2012 and (ii) a decrease of per-unit licensing revenue.

Cost of Revenues

Total cost of revenues were $52,000 for the three months ended April 30, 2012, compared to $590,000 for the three months ended April 30, 2011.  Product licensing costs decreased for the three months ended April 30, 2012, primarily due to the third party license fees associated with the $800,000 block license and a decrease of per-unit licensing revenue.

 Gross Margin

Our gross margins were 91.5% and 66.5% for the three months ended April 30, 2012 and April 30, 2011, respectively.  The increase in gross margins was the result of less fees being paid to third parties due to a change in the product mix generating licensing revenues.

Operating Expenses

Total operating expenses decreased 35% to $436,000 for the three months ended April 30, 2012, from $671,000 for the three months ended April 30, 2011.

•	Sales and marketing expenses decreased 8.8% to approximately $31,000 for the three months ended April 30, 2012 from approximately $34,000 for the three months ended April 30, 2011.

•
General and administrative expenses decreased 36.4% to $405,000 for the three months ended April 30, 2012 from $637,000 for the three months ended April 30, 2011.  The decrease was due to lower stock-based compensation costs and the Company’s continued reduction of costs in general.

Income Taxes

Our $289,000 tax provision for the three months ended April 30, 2012 was the result of pretax operating income of $126,000 and pretax non-operating income of $609,000.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk.

We have investments in marketable securities that are classified and accounted for as available-for-sale as of April 30, 2012, which comprised primarily of 891,100 shares of common stock of ModusLink Global Solutions, Inc. (“ModusLink”).  The fair market value of other marketable securities on April 30, 2012 was less than $25,000 and is not considered to have material market risks.

Our investment in ModusLink is also subject to the risk factors set forth in ModusLink’s filings with the Securities and Exchange Commission, including, but not limited to, ModusLink’s Annual Report on Form 10-K filed on October 14, 2011 and the Quarterly Reports on Form 10-Q filed on December 12, 2011 and March 12, 2012.

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

For the period ended April 30, 2012 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that, as of April 30, 2012, our disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting

In the three months ended April 30, 2012, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1A — Risk Factors.

There have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012 (the “Form 10-K”).  Please refer to that section of the Form 10-K for disclosures regarding the risks and uncertainties related to our business.

We cannot assure that we will transition our primary business to the asset management industry, or that such transition will increase value for Peerless’ stockholders.

Since April 2008, we have been exploring and pursuing various alternatives to enhance stockholder value through establishing a new venture or acquiring an existing business, as well as through other investment opportunities.  In connection with this strategy, in the second quarter of fiscal 2012, we determined to attempt to transition our primary business to the asset management industry.  In the third quarter of fiscal 2012, Peerless Value Opportunity Fund (“PVOF”) filed a registration statement to conduct an initial public offering of its common shares.  Locksmith Capital Advisors (“LCA”), a wholly-owned subsidiary of Peerless, has entered into a management agreement with PVOF to act as its investment advisor.

Although we have taken these steps to transition our primary business to the asset management industry, we cannot assure that we will be able to do so.  The asset management business is subject to numerous risks and we cannot determine the timing of when or if we will be able to effectuate this transition.  Such transition depends upon numerous factors beyond the Company’s control, including, but not limited to:

(i)	whether PVOF is able to complete an IPO,
(ii)	market conditions (including, without limitation, interest rates, the general condition of equity markets in the United States), and
(iii)	the ability of Peerless to attract and maintain employees with industry experience.

Additionally, the asset management industry is highly competitive.  Although Peerless’ management and Board of Directors have significant experience in managing capital and making investments in the public markets, because both Peerless Asset Management (“PAM”) and LCA are newly formed entities, neither corporation has prior experience operating a registered investment company.  This may make it more difficult for PAM and LCA to successfully transition to this industry.  Although the goal of this transition is to increase value for stockholders, we cannot assure that any such transition will result in increased value.

In addition, Peerless may decide to transition its primary business to an industry other than asset management, if it determines that doing so would be expected to enhance stockholder value.  From time to time since 2008, Peerless has evaluated acquisition opportunities, some of which have been outside the asset management industry.  We cannot provide any assurances that we will not pursue an acquisition or significant investment in a business outside the asset management industry, or that such an acquisition or investment will ultimately increase value for Peerless’ stockholders.

Item 6 — Exhibits.

Exhibit 3.1 (1)	Certificate of Incorporation of the Company.
Exhibit 3.2 (2)	Amended Bylaws.
Exhibit 10.1	Peerless Systems Corporation's 2005 Incentives Award Plan Form of Stock Option Agreement.
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

(1)	Previously filed in the Company's Registration Statement on Form S-1 (File No. 333-09357), filed August 27, 1996, as amended and incorporated herein by reference.
(2)	Previously filed in the Company's Form 8-K, filed July 23, 2007, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Peerless Systems Corporation

By:	/s/ Timothy E. Brog
Chairman and Chief Executive Officer

/s/ Robert Kalkstein
Acting Chief Financial Officer

Date: June 14, 2012

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
Exhibit 3.1 (1)	Certificate of Incorporation of the Company.
Exhibit 3.2 (2)	Amended Bylaws.
Exhibit 10.1*	Peerless Systems Corporation's 2005 Incentives Award Plan Form of Stock Option Agreement.
Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certification of Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

(1)	Previously filed in the Company's Registration Statement on Form S-1 (File No. 333-09357), filed August 27, 1996, as amended and incorporated herein by reference.
(2)	Previously filed in the Company's Form 8-K, filed July 23, 2007, and incorporated herein by reference.

*Filed herewith.

**Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.