Form 10-Q
period 2012-07-31
PEERLESS SYSTEMS CORP
filed 2012-09-14
CIK 897893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

or

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

The number of shares of common stock outstanding as of September 11, 2012 was 3,255,543.

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

PART I—FINANCIAL INFORMATION

Item 1 — Financial Statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 31, 2012	January 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$9,292	$10,433
Marketable securities	3,797	6,588
Trade accounts receivable, net	936	1,267
Deferred tax asset	437	-
Income tax receivable	446	21
Prepaid expenses and other current assets	71	56
Total current assets	14,979	18,365
Property and equipment, net	-	-
Other assets	4	4
Total assets	$14,983	$18,369

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued salaries and benefits	$74	$330
Accrued product licensing costs	168	218
Deferred tax liability	-	688
Other current liabilities	194	614
Total current liabilities	436	1,850
Non-current liabilities
Tax liabilities	1,667	1,643
Total liabilities	2,103	3,493
Stockholders’ equity:
Common stock, $.001 par value, 30,000 shares authorized, 19,495 and 19,502 issued, respectively	18	18
Additional paid-in capital	57,324	57,177
Retained earnings	4,999	4,856
Accumulated other comprehensive income (loss)	(497)	1,322
Treasury stock, 16,076 and 15,951 shares, respectively, at cost	(48,964)	(48,497)
Total stockholders’ equity	12,880	14,876
Total liabilities and stockholders’ equity	$14,983	$18,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Revenues:
Product licensing	$451	$358	$1,065	$2,116
Cost of revenues:
Product licensing	(8)	(12)	44	578
Gross margin	459	370	1,021	1,538

Operating Expenses
Sales and marketing	31	30	62	63
General and administrative	462	583	867	1,221
	493	613	929	1,284
Income (loss) from operations	(34)	(243)	92	254
Other income (loss), net	(431)	4	178	117
Income (loss) before income taxes	(465)	(239)	270	371
Provision for (benefit from) for income taxes	(162)	(101)	127	159
Net income (loss)	$(303)	$(138)	$143	$212
Basic earnings (loss) per share	$(0.09)	$(0.04)	$0.04	$0.07
Diluted earnings (loss) per share	$(0.09)	$(0.04)	$0.04	$0.06
Weighted average common shares - outstanding — basic	3,309	3,216	3,308	3,153
Weighted average common shares - outstanding — diluted	3,309	3,216	3,502	3,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Net income (loss)	$(303)	$(138)	$143	$212
Changes in unrealized gains (losses) in available for sale securities, net of taxes	(958)	(21)	(1,349)	(22)
Reclassification adjustment for gains included in net income	27	-	(470)	-
Foreign currency translation adjustment, net of taxes	-	-	-	43
Total comprehensive income (loss), net of taxes	$(1,234)	$(159)	$(1,676)	$233

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended July 31,
	2012	2011

Cash flows from operating activities:
Net income	$143	$212
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	-	21
Share-based compensation	137	276
Realized gain on securities	(190)	(53)
Income tax receivable	(425)	44
Tax liabilities	24	21
Deferred tax asset and liability	4	-
Effects of liquidation of subsidiary	-	(42)
Changes in operating assets and liabilities:
Trade accounts receivables	331	1,422
Prepaid expenses and other assets	(15)	(11)
Accrued product licensing costs	(50)	(418)
Income taxes payable	-	(170)
Other liabilities (including salaries and benefits)	(675)	-
Net cash provided by (used in) operating activities	(716)	1,302
Cash flows from investing activities:
Purchases of marketable securities	(193,619)	(457)
Proceeds from sale of securities	193,662	69
Net cash provided by (used in) investing activities	43	(388)
Cash flows from financing activities:
Purchase of treasury stock	(468)	-
Purchase of employee stock option	-	(22)
Proceeds from exercise of common stock options	-	122
Net cash (used in) provided by financing activities	(468)	100
Net (decrease) increase in cash and cash equivalents	(1,141)	1,014
Cash and cash equivalents, beginning of period	10,433	12,384
Cash and cash equivalents, end of period	$9,292	$13,398

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

2.  Recent Accounting Pronouncements

 In June 2011, the FASB issued ASU 2011-05 to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity.  ASU 2011-05 was effective for the Company beginning February 1, 2012, and the Company will applied it retrospectively.  The adoption of this standard impacted presentation of our consolidated financial statements and did not impact results for the three months and the six months ended July 31, 2011 and 2012.

3.  Cash, Cash Equivalents, and Marketable Securities

As of July 31, 2012 and January 31, 2012, cash, cash equivalents and marketable securities included the following (in thousands):

July 31, 2012
	Cost	Unrealized Gains	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash and cash equivalents	$9,292	$—	$—	$—	$9,292
Exchange traded marketable securities	4,599	(802)		—	3,797
Total	$13,891	$(802)	$-	$—	$13,089

January 31, 2012
	Cost	Unrealized Gains	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash and cash equivalents	$10,433	$—	$—	$—	$10,433
Exchange traded marketable securities	5,266	1,322	—	—	6,588
Total	$15,699	$1,322	$—	$—	$17,021

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

During the three and six month periods ended July 31, 2012, the Company recorded an approximate $0.4 million realized loss and an approximate $0.2 million realized gain on sale of  marketable securities, respectively.  Financial instruments purchased with intention to sell over a short period were classified as trading securities.  Realized gains and losses on trading securities were calculated using average cost method.  The Company's investments consist of available-for-sale securities at July 31, 2012 and January 31, 2012.

4.  Earnings Per Share

Earnings per share (EPS) for the three months and six months ended July 31, 2012 and 2011 are calculated as follows (in thousands, except for per share amounts):

	Three Months Ended July 31,
	2012			2011
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic EPS
Earnings available to common stockholders	$(303)	3,309	$(0.09)	$(138)	3,216	$(0.04)
Effect of Dilutive Securities
Restricted Shares	—	—	—	—	—	—
Options	—	—	—	—	—	—
Diluted EPS
Earnings available to common stockholders with assumed conversions	$(303)	3,309	$(0.09)	$(138)	3,216	$(0.04)

	Six Months Ended July 31,
	2012			2011
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic EPS
Earnings available to common stockholders	$143	3,308	$0.04	$212	3,153	$0.07
Effect of Dilutive Securities
Restricted Shares	—	—	—	—	3	—
Options	—	194	—	—	185	—
Diluted EPS
Earnings available to common stockholders with assumed conversions	$143	3,502	$0.04	$212	3,341	$0.06

Potentially dilutive options in the aggregate of approximately 590,000 and 596,000 for the three months ended July 31, 2012 and 2011 respectively were excluded from the determination of diluted income per share because there was a net loss for those periods and their effect would have been anti-dilutive.  Potentially dilutive options in the aggregate of approximately 109,000 and 100,000 for the six months ended July 31, 2012 and 2011, respectively, have been excluded from the calculation of the diluted income per share, because their effect would have been anti-dilutive based on (i) the fact that the exercise prices of such options exceeds the average stock price and (ii) the number of buy-back shares exceeded the assumed shares issued upon exercise of options.  Basic and diluted weighted average shares exclude unvested shares of restricted common stock granted to employees and directors.

5.  Stock-Based Compensation Plans

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

Compensation expense for share-based awards granted is recognized using a straight-line or single-option method.  The Company recognizes these compensation costs over the service period of the award, which is generally the option vesting term of three or four years.  In determining the fair value of options granted, the Company primarily used the Black-Scholes model and assumed no dividends per year.  Risk-free interest rates are based on the yield of U.S. treasury instruments with terms approximating or equal to the expected life of the option and ranged from 1.38% to 1.59%.  The expected volatility was based upon the changes in the price of the Company’s common stock over a five to eight year period and ranged from 42% to 58%.  The expected life of the options granted during Fiscal 2013 was determined to be 7 years and expected lives of modified options was 8.2 years.

For the three months ended July 31, 2012 and July 31, 2011, the Company recorded a share based compensation expense related to both stock options and restricted stock totaling approximately $64,000 and $118,000, respectively.  For the six months ended July 31, 2012 and July 31, 2011, the Company recorded a share based compensation expense related to both stock options and restricted stock totaling approximately $137,000 and $276,000, respectively.  Share based compensation expense for the three and six month periods ended July 31, 2012, includes a modification expense of approximately $27,000 related to acceleration of vesting on stock options and shares of restricted stock upon a Director's departure from the Board in June 2012.

The following represents option activity under the 1996 Equity Incentive Plan and 2005 Incentive Award Plan, as amended and restated, for the six months ended July 31, 2012:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts)
Balance outstanding January 31, 2012	574	$2.39
Granted	50	$3.99
Exercised	-	$-
Canceled or expired	-	$-
Balance outstanding April 30, 2012	624	$2.52
Granted	22	$3.88
Exercised	(7)	$3.30
Canceled or expired	(49)	$2.98
Balance outstanding July 31, 2012	590	$2.52	6.15	$908
Stock options exercisable July 31, 2012	455	$2.24	5.33	$801

As of July 31, 2012, there was approximately $239,000 of total unrecognized compensation cost related to unvested option-based compensation arrangements granted under the 2005 plan.  That cost is expected to be recognized over a weighted-average period of 2.41 years.

The weighted-average grant date fair value of the options granted during the six months ended July 31, 2012 was $2.07.

On March 12, 2012, as part of his semi-annual bonus review, the Company granted options to purchase 50,000 shares of the Company’s common stock with a fair market value of approximately $103,000 to its Chief Executive Officer pursuant to the 2005 Plan, which vest monthly on a ratable basis over a 24 month period.  On June 27, 2012, members of the Company’s Board of Directors received an automatic grant, upon their re-election or election, as the case may be, of options (with a fair market value of approximately $46,000) to purchase an aggregate of 22,000 shares of the Company’s common stock pursuant to an established compensation program.

Stock-based compensation expense of approximately $17,000 and $60,000 for restricted stock was recorded for the three months ended July 31, 2012 and the six months ended July 31, 2012, respectively.  The total fair value, based on the price on the day of grant, for restricted stock awards that vested during the three months ended July 31, 2012 and the six months ended July 31, 2012, was $115,933 and $123,558, respectively.  A summary of the Company’s non-vested restricted stock awards as of July 31, 2012 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock awards as of January 31, 2012	245,752	2.47
Granted	5,000	3.99
Vested	(2,500)	3.05
Forfeited	-	-
Non-vested stock awards as of April 30, 2012	248,252	2.50
Granted	2,577	3.88
Vested	(38,452)	3.21
Forfeited	(14,224)	3.58
Non-vested stock awards as of July 31, 2012	198,153	2.30

The unrecognized compensation for non-vested restricted stock awards of approximately $163,000 will be recognized over a weighted-average period of 2.61 years.

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

The daily expected stock price volatility is based on three-year historical volatility of the Company’s common stock.  The daily expected dividend yield is based on annual expected dividend payments and the closing price of the Company’s common stock on the Nasdaq Capital Market on the date of the grant.  The average daily risk-free interest rate is based on the three-year treasury yield as of the grant date. Each of the four tranches of the restricted stock grant is calculated to have its own fair value and requisite service period.  The fair value of each tranche is amortized over the lesser of the requisite or derived service period which is up to three years.  These shares had a grant date fair value of approximately $395,000.  As of July 31, 2012, 50,000 shares had vested under this grant.  All stock based compensation expense related to this grant was recognized during fiscal years 2011 and 2012.

6.  Concentrations

During the three months ended July 31, 2012, three customers, Novell Inc. (“Novell”), Xerox International Partners (“XIP”) and Seiko Epson Corporation (“Seiko Epson”) totaled approximately 99% of the revenues of the Company.  During the three months ended July 31, 2011, one customer, Novell, represented approximately 95% of the revenues of the Company.

During the six months ended July 31, 2012, three customers, Novell, XIP and Seiko Epson totaled approximately 97% of the revenues of the Company.  During the six months ended July 31, 2011, two customers, Oki Data Corporation (“Oki Data”) and Novell, totaled approximately 99% of the revenues of the Company.

At July 31, 2012, three customers represented 93% of total accounts receivable and at January 31, 2012 three customers collectively represented 91% of total accounts receivable.

7.  Property and equipment

The Company has approximately $1,500 worth of furniture, which was fully depreciated in fiscal year 2012.

8.  Income Taxes

The Company reported tax benefits of approximately $162,000 and $101,000 for the three months ended July 31, 2012 and 2011, respectively.  The effective tax rate on loss from operations was 34.8% and 42.3% for the three months ended July 31, 2012 and 2011, respectively.

The Company reported a tax expense of approximately $127,000 and $159,000 for the six months ended July 31, 2012 and 2011, respectively.  The effective tax rate on income from operations was 47.0% and 42.9% for the six months ended July 31, 2012 and 2011, respectively. The effective tax rate for the six months ended July 31, 2012 was higher than the statutory rate due to a discrete tax expense related to a state income tax assessment of $20,000 on a tax return filed for the fiscal year ending January 31, 2009.  The Company does not agree with such assessment and is exploring its options related thereto.

The majority of the change in deferred tax assets and liabilities relates to the unrealized loss found in accumulated other comprehensive income (loss). As of July 31, 2012, the Company had a valuation allowance of approximately $84,000 against certain deferred tax assets, for which realization cannot be considered more likely than not at this time. Such deferred tax assets relate to stock compensation expenses incurred by the Company in the form of equity awards. Management assesses the need for the valuation allowance on a quarterly basis.

The Company’s New York State corporate tax returns for the fiscal years 2008 and 2009 are currently under examination. The Company had one employee in New York State during a portion of those periods.

9.  Common Stock Repurchases

During the three months ended July 31, 2012, the Company repurchased 124,500 shares of its common stock for an aggregate purchase price of $467,789.  Since the end of such period through September 11, 2012, the Company repurchased an additional 164,551 shares of its common stock for an additional aggregate purchase price of $655,890.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Highlights

Product licensing revenues of $1,065,000 for the six months ended July 31, 2012 decreased by $1,051,000 or 49.7% compared to revenues of $2,116,000 for the six months ended July 31, 2011.  Pretax income for the six months ended July 31, 2012 was $270,000 a 27.2% decrease from pretax income for the six months ended July 31, 2011 of $371,000.  We recorded $190,000 and $52,000 of net realized gains on sales of marketable securities during the six months ended July 31, 2012 and July 31, 2011, respectively.

As a result of our staffing and cost reductions, operating expenses were reduced by 27.6%, to $929,000 for the six months ended July 31, 2012 compared to $1,284,000 for the six months ended July 31, 2011.

General

We continue to generate revenue from our original equipment manufacturer (“OEM”) customers through the licensing of technology related to imaging solutions.  Our product licensing revenues are comprised of recurring per unit and block licensing revenues and perpetual licenses.  Licensing revenues are derived from per unit fees paid periodically by our OEM customers upon manufacturing and subsequent commercial shipment of products incorporating the technology which we license.  Licensing revenues are also derived from arrangements in which we enable third party technology, such as solutions from Novell, to be used with our OEM customers’ products.

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

The technology we license has addressed the worldwide market for monochrome printers (21-69 pages per minute) and multifunction printers (“MFP”) (21-110 pages per minute).  This market has been consolidating, and the demand for the technology offered by us has continued to decline since fiscal 2008.  The document imaging industry has changed.  Lower cost of development and production overseas as well as increasing complexity of imaging requirements makes us unable to effectively compete in this environment.  As a result, we sold our imaging and networking technologies and certain other assets to KYOCERA Document Solutions Inc. (formerly Kyocera Mita Corporation) in April 2008.  As part of the transaction we retained the right, subject to certain restrictions, to continue licensing the imaging technology that we had previously developed and continue to license third party imaging technologies.  We are currently pursuing other potential investment opportunities.  The strategy calls for aligning our cost structure with our current and projected revenue streams, maximizing the value of our licensed back technologies and expanding our business through investment opportunities.

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

Liquidity and Capital Resources

Our total assets at July 31, 2012 were $15.0 million, a decrease of 18.5% from $18.4 million as of January 31, 2012.  Cash and cash equivalents decreased from $10.4 million at January 31, 2012 to $9.3 million at July 31, 2012.  Stockholders’ equity at July 31, 2012 was $12.9 million, a decrease of 13.4% from $14.9 million as of January 31, 2012 which was primarily related to unrealized losses on investments in marketable securities.

            At July 31, 2012, our principal source of liquidity, cash and cash equivalents, was $9.3 million; a decrease of $1.1 million from January 31, 2012.  The decrease is primarily due to the prepayment of estimated federal and state taxes because of anticipated realization of gains on its investment in ModusLink Global Solutions, Inc. (“ModusLink”), which has not occurred, the payments of other liabilities and the purchase of the Company’s common stock pursuant to its stock repurchase plan, partially offset by the realization of a $0.2 million gain on the sales of marketable securities.

Critical Accounting Policies

We describe our significant accounting policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended January 31, 2012. There has been no change in our significant accounting policies since the end of fiscal 2012.

Results of Operations

Revenues

Revenues were $1,065,000 for the six months ended July 31, 2012, compared to $2,116,000 for the six months ended July 31, 2011, representing a 49.7% decline.  Revenues for the six months ended July 31, 2012 decreased due to (i) an $800,000 block license that was sold during the six months ended July 31, 2011, with no such license sold during the six months ended July 31, 2012 and (ii) an overall decrease of per-unit licensing revenue.

Revenues were $451,000 for the three months ended July 31, 2012, compared to $358,000 for the three months ended July 31, 2011, representing a 26.0% increase.  Revenues for the three months ended July 31, 2011 were lower due to disruptions in a customer’s business resulting from impacts of an earthquake and resulting catastrophes in Japan experienced during that period.

Cost of Revenues

Total cost of revenues was $44,000 for the six months ended July 31, 2012, compared to $578,000 for the six months ended July 31, 2011, reflecting a decline in license revenues and a positive adjustment of $26,000 related to adjustments to estimates of prior period costs.  Product licensing costs were higher for the six months ended July 31, 2011, primarily due to the third party license fees associated with the $800,000 block license sold during that period.

Total cost of revenues was ($8,000) for the three months ended July 31, 2012, compared to ($12,000) for the three months ended July 31, 2011.  Product licensing costs were negative in both periods primarily due to the adjustments to estimates of prior period costs.

 Gross Margin

Our gross margins were 95.9% and 72.7% for the six months ended July 31, 2012 and July 31, 2011, respectively.  Gross margins for the six months ended July 31, 2012 were higher due to a favorable customer mix in the current period, higher costs in the prior period associated with the block license sale and adjustments to estimated costs in prior periods.

Our gross margins were 101.8% and 103.4% for the three months ended July 31, 2012 and July 31, 2011, respectively.  We had adjustments to the estimated cost of revenue, due to adjustments to estimated costs in prior periods, resulting in a credit to the cost of revenue in both periods.

Operating Expenses

Total operating expenses decreased 27.6% to $929,000 for the six months ended July 31, 2012, from $1,284,000 for the six months ended July 31, 2011.  Sales and marketing costs remained comparable in both periods.  General and administrative expenses decreased 29.0% to $867,000 for the six months ended July 31, 2012 from $1,221,000 for the six months ended July 31, 2011.  The decrease was due to lower stock-based compensation costs and the Company’s continued reduction of costs in general.

Total operating expenses decreased 19.6% to $493,000 for the three months ended July 31, 2012, from $613,000 for the three months ended July 31, 2011.  Sales and marketing costs remained comparable in both periods.  General and administrative expenses decreased 20.8% to $462,000 for the three months ended July 31, 2012 from $583,000 for the three months ended July 31, 2011.  The decrease was primarily attributed to lower stock-based compensation costs and the Company’s continued reduction of costs in general.

Other Income, Net

Other income, net increased by 52.1% to $178,000 for the six months ended July 31, 2012 from $117,000 for the six months ended July 31, 2011.  This increase was primarily attributable to realized gains on sales of marketable securities.  Other income, net decreased to a loss of $431,000 for the three months ended July 31, 2012, from income of $4,000 for the three months ended July 31, 2011, due to losses realized on sales of marketable securities in the current period.

Income Taxes

The Company reported a tax expense of $127,000 and $159,000 for the six months ended July 31, 2012 and 2011, respectively.  The effective tax rate was 47.0% and 42.9% for the six months ended July 31, 2012 and 2011, respectively.  The effective tax rate of 47% for the six months ended July 31, 2012 reflects a discrete expense of $20,000 related to a state tax assessment on a previously filed tax return filed for the fiscal year ending January 31, 2009.  The Company does not agree with such assessment and is exploring its options related thereto.

The Company reported tax benefits of $162,000 and $101,000 for the three months ended July 31, 2012 and 2011, respectively.  The effective tax rate was 34.8% and 42.3% for the three months ended July 31, 2012 and 2011, respectively.

Net Income

Our net income for the six months ended July 31, 2012 was approximately $143,000, or $0.04 per basic share and diluted share, compared to a net income of approximately $212,000, or $0.07 per basic share and $0.06 per diluted share, for the six months ended July 31, 2011.

Our net loss for the three months ended July 31, 2012 was approximately $303,000, or $0.09 per basic share and diluted share, compared to a net loss of approximately $138,000, or $0.04 per basic and diluted share, for the three months ended July 31, 2011.  The Company had 3.3 million and 3.2 million weighted average shares of common stock outstanding during the quarters ending July 31, 2012 and July 31, 2011, respectively.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk.

We have investments in marketable securities that are classified and accounted for as available-for-sale as of July 31, 2012, which are comprised primarily of 1,110,100 shares of common stock of ModusLink.

Our investment in ModusLink is subject to the risk factors set forth in ModusLink’s filings with the SEC, including, but not limited to, ModusLink’s Annual Report on Form 10-K filed on October 14, 2011 and the Quarterly Reports on Form 10-Q filed on December 12, 2011 and March 12, 2012.  On June 11, 2012 ModusLink announced a delay in the filing of its third quarter Form 10-Q in conjunction with an expected restatement of its audited financial statements from fiscal years 2009 through 2011, as well as the first two quarters of fiscal 2012 and its unaudited selected financial data for fiscal years 2007 and 2008.

Item 4 — Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, comprised of our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Our Principal Financial Officer is an independent consultant performing the duties previously performed by our Acting Chief Financial Officer.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

For the period ended July 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of July 31, 2012, our disclosure controls and procedures were effective.

(b)  Changes in internal control over financial reporting

In the six months ended July 31, 2012, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1A — Risk Factors.

Except as described in ModusLink, below there have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012 (the “Form 10-K”).  Please refer to that section of the Form 10-K for disclosures regarding the risks and uncertainties related to our business.

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

(i)	whether PVOF is able to complete an initial public offering,
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

The market value of our investment in ModusLink may be subject to further decline as a result of Moduslink’s announcement that it expects to restate its previously issued audited financial statements.

On June 11, 2012 ModusLink announced that it would be delaying the filing of its Form 10-Q for the fiscal third quarter ended April 30, 2012 and that its Audit Committee had concluded that ModusLink’s financial statements from fiscal years 2009 through 2011, as well as the first two quarters of fiscal 2012 and its unaudited selected financial data for fiscal years 2007 and 2008 should no longer be relied upon.  On June 15, 2012 ModusLink announced that it had received a letter from NASDAQ notifying it of its noncompliance with NASDAQ Listing Rule 5250(c)(1) due to ModusLink’s previously announced delay in filing its Form 10-Q for the period ended April 30, 2012, and indicating that ModusLink would have 60 days to submit a plan to regain compliance.  ModusLink stated that it intended to submit a plan to NASDAQ in accordance with the notification.  If NASDAQ accepts the plan, it can grant an exception of up to 180 calendar days from the filing’s due date, or until December 10, 2012, to regain compliance.

The trading price of ModusLink common stock on NASDAQ declined substantially on June 11, 2012 and although the share price has partially recovered, it remains more than 25% below the closing price on June 8, 2012, the last trading day prior to the June 11, 2012 announcement.  We cannot provide assurances that the market value of ModusLink may not decline further as a result of unanticipated delays or costs incurred by ModusLink management in conjunction with regaining compliance, or with a potential delisting, if its efforts prove unsuccessful.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.

The following table indicates the Company’s repurchases of shares of its common stock during the second quarter ended July 31, 2012 on a month-by-month basis.  All of these purchases were made under the Company’s share repurchase program adopted by the Board.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2012 – May 31, 2012	-	$-	0	1,413,191
June 1, 2012 – June 30, 2012	-	$-	0	1,413,191
July 1, 2012 – July 31, 2012	124,500	$3.76	124,500	1,288,691
Total	124,500	$3.76	124,500	1,288,691

The share repurchase plan was approved by the Board in July 2008 pursuant to Rule 10b5-1 of the Exchange Act.  Under this plan, the Company was authorized to repurchase up to 2,000,000 shares of its common stock. On June 5, 2009, the Board authorized the expansion of the original plan to purchase an additional 2,000,000 shares.

As of July 31, 2012, the Company had repurchased a total of 2,711,309 shares for an aggregate consideration of approximately $5.6 million, effectively returning capital to stockholders and increasing stockholder value.

Item 6 — Exhibits.

Exhibit 3.1 (1)	Certificate of Incorporation of the Company.
Exhibit 3.2 (2)	Amended Bylaws.
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

(1)	Previously filed in the Company's Registration Statement on Form S-1 (File No. 333-09357), filed August 27, 1996, as amended and incorporated herein by reference.
(2)	Previously filed in the Company's Form 8-K, filed July 23, 2007, and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Peerless Systems Corporation

By:	/s/ Timothy E. Brog
Chairman and Chief Executive Officer

/s/ Mark A. Koch
Principal Financial Officer

Date: September 14, 2012

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
Exhibit 3.1 (1)	Certificate of Incorporation of the Company.
Exhibit 3.2 (2)	Amended Bylaws.
Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

(1)	Previously filed in the Company's Registration Statement on Form S-1 (File No. 333-09357), filed August 27, 1996, as amended and incorporated herein by reference.
(2)	Previously filed in the Company's Form 8-K, filed July 23, 2007, and incorporated herein by reference.

*Filed herewith.

**Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.