Form 10-Q
period 2012-10-31
PEERLESS SYSTEMS CORP
filed 2012-12-14
CIK 897893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

or

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

The number of shares of common stock outstanding as of December 11, 2012 was 3,194,198.

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

PART I—FINANCIAL INFORMATION

Item 1 — Financial Statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 31, 2012	January 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$9,074	$10,433
Marketable securities	2,801	6,588
Trade accounts receivable, net	904	1,267
Deferred tax asset	562	-
Income tax receivable	427	21
Prepaid expenses and other current assets	45	56
Total current assets	13,813	18,365
Other assets	4	4
Total assets	$13,817	$18,369

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued salaries and benefits	$63	$330
Accrued product licensing costs	201	218
Deferred tax liability	-	688
Other current liabilities	169	614
Total current liabilities	433	1,850
Non-current liabilities
Tax liabilities	274	1,643
Total liabilities	707	3,493
Stockholders’ equity:
Common stock, $.001 par value, 30,000 shares authorized, 19,573 and 19,502 issued, respectively	18	18
Additional paid-in capital	57,479	57,177
Retained earnings	6,396	4,856
Accumulated other comprehensive income (loss)	(658)	1,322
Treasury stock, 16,374 and 15,951 shares, respectively, at cost	(50,125)	(48,497)
Total stockholders’ equity	13,110	14,876
Total liabilities and stockholders’ equity	$13,817	$18,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Revenues:
Product licensing	$482	$789	$1,547	$2,906
Cost of revenues:
Product licensing	32	41	77	619
Gross margin	450	748	1,470	2,287

Operating Expenses
Sales and marketing	30	29	90	93
General and administrative	286	490	1,154	1,710
	316	519	1,244	1,803
Income from operations	134	229	226	484
Other income (loss), net	(9)	1,095	168	1,211
Income (loss) before income taxes	125	1,324	394	1,695
Provision for (benefit from) for income taxes	(1,272)	467	(1,146)	626
Net income	$1,397	$857	$1,540	$1,069
Basic earnings per share	$0.45	$0.26	$0.48	$0.34
Diluted earnings per share	$0.43	$0.25	$0.45	$0.32
Weighted average common shares - outstanding — basic	3,085	3,286	3,233	3,191
Weighted average common shares - outstanding — diluted	3,259	3,494	3,415	3,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Net income	$1,397	$857	$1,540	$1,069
Changes in unrealized gains (losses) in available for sale securities, net of taxes	(247)	439	(1,596)	364
Reclassification adjustment for gains (losses) included in net income	86	(22)	(384)	53
Foreign currency translation adjustment, net of taxes	-	-	-	43
Total comprehensive income (loss), net of taxes	$1,236	$1,274	$(440)	$1,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended October 31,
	2012	2011

Cash flows from operating activities:
Net income	$1,540	$1,069
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	-	21
Share-based compensation	192	345
Realized gain on securities	(50)	(1,140)
Income tax receivable	(406)	(105)
Tax liabilities	(1,369)	33
Deferred tax asset and liability	(22)	-
Effects of liquidation of subsidiary	-	(42)
Changes in operating assets and liabilities:
Trade accounts receivables	363	1,045
Prepaid expenses and other current assets	11	3
Accrued product licensing costs	(17)	(540)
Other liabilities (including salaries and benefits)	(712)	(176)
Net cash provided by (used in) operating activities	(470)	513
Cash flows from investing activities:
Purchases of marketable securities	(194,639)	(213,993)
Proceeds from sale of securities	195,279	211,077
Net cash provided by (used in) investing activities	640	(2,916)
Cash flows from financing activities:
Purchase of treasury stock	(1,529)	-
Purchase of employee stock option	-	(22)
Proceeds from exercise of common stock options	-	122
Net cash provided by (used in) financing activities	(1,529)	100
Net decrease in cash and cash equivalents	(1,359)	(2,303)
Cash and cash equivalents, beginning of period	10,433	12,384
Cash and cash equivalents, end of period	$9,074	$10,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

 PEERLESS SYSTEMS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Peerless Systems Corporation (the “Company” or “Peerless”) have been prepared pursuant to the rules of the SEC for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles. The condensed consolidated financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

2.  Recent Accounting Pronouncements

 In June 2011, the FASB issued ASU 2011-05 to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity.  ASU 2011-05 was effective for the Company beginning February 1, 2012, and the Company applied it retrospectively.  The adoption of this standard impacted presentation of our consolidated financial statements and did not impact results for the three months and the nine months ended October 31, 2011 and 2012.

3.  Cash and Cash Equivalents, and Marketable Securities

As of October 31, 2012 and January 31, 2012, cash, cash equivalents and marketable securities included the following (in thousands):

October 31, 2012
	Cost	Unrealized Gains	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash and cash equivalents	$9,074	$—	$—	$—	$9,074
Exchange traded marketable securities	3,863	—	(1,062)	—	2,801
Total	$12,937	$—	$(1,062)	$—	$11,875

January 31, 2012
	Cost	Unrealized Gains	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash and cash equivalents	$10,433	$—	$—	$—	$10,433
Exchange traded marketable securities	5,266	1,322	—	—	6,588
Total	$15,699	$1,322	$—	$—	$17,021

Cash and cash equivalents are comprised of money market funds traded in an active market with no restrictions.  On a recurring basis, the Company measures its cash and cash equivalents, and marketable securities at fair value.  Cash and cash equivalents, and marketable securities are classified within Level I of the fair value hierarchy because they are valued using observable inputs, such as quoted prices in active markets.

During the three and nine month periods ended October 31, 2012, the Company recorded an approximate $139,000 realized loss and an approximate $50,000 realized gain on sale of  marketable securities, respectively.  Financial instruments purchased with intention to sell over a short period were classified as trading securities.  Realized gains and losses on trading securities were calculated using average cost method.  The Company's investments consist of available-for-sale securities at October 31, 2012 and January 31, 2012.

4.  Earnings Per Share

Earnings per share (EPS) for the three months and nine months ended October 31, 2012 and 2011 are calculated as follows (in thousands, except for per share amounts):

	Three Months Ended October 31,
	2012			2011
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic EPS
Earnings available to common stockholders	$1,397	3,085	$0.45	$857	3,286	$0.26
Effect of Dilutive Securities
Restricted Shares	—	2	—	—	22	—
Options	—	172	—	—	186	—
Diluted EPS
Earnings available to common stockholders with assumed conversions	$1,397	3,259	$0.43	$857	3,494	$0.25

	Nine Months Ended October 31,
	2012			2011
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic EPS
Earnings available to common stockholders	$1,540	3,233	$0.48	$1,069	3,191	$0.34
Effect of Dilutive Securities
Restricted Shares	—	—	—	—	9	—
Options	—	182	—	—	175	—
Diluted EPS
Earnings available to common stockholders with assumed conversions	$1,540	3,415	$0.45	$1,069	3,375	$0.32

Potentially dilutive options in the aggregate of approximately 156,000 and 100,000 for the three months ended October 31, 2012 and 2011, respectively, were excluded from the determination of diluted income per share, because their effect would have been anti-dilutive. Potentially dilutive options in the aggregate of approximately 160,000 and 100,000 for the nine months ended October 31, 2012 and 2011, respectively, have been excluded from the calculation of the diluted income per share, because their effect would have been anti-dilutive based on (i) the fact that the exercise prices of such options exceeds the average stock price and (ii) the number of buy-back shares exceeded the assumed shares issued upon exercise of options.  Basic and diluted weighted average shares exclude unvested shares of restricted common stock granted to employees and directors.

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

Compensation expense for share-based awards granted is recognized using a straight-line or single-option method.  The Company recognizes these compensation costs over the service period of the award, which is generally the option vesting term of three or four years.  In determining the fair value of options granted, the Company primarily used the Black-Scholes model and assumed no dividends per year.  Risk-free interest rates are based on the yield of U.S. treasury instruments with terms approximating or equal to the expected life of the option and ranged from 1.10% to 1.59%.  The expected volatility was based upon the changes in the price of the Company’s common stock over a five to eight year period and ranged from 42% to 58%.  The expected life of the options granted during fiscal 2013 was determined to be 7 years and expected lives of modified options was 8.2 years.

For the three months ended October 31, 2012 and October 31, 2011, the Company recorded a share based compensation expense related to both stock options and restricted stock totaling approximately $55,000 and $64,000, respectively.  For the nine months ended October 31, 2012 and October 31, 2011, the Company recorded a share based compensation expense related to both stock options and restricted stock totaling approximately $192,000 and $345,000, respectively.  Share based compensation expense for the nine month periods ended October 31, 2012, includes a modification expense of approximately $27,000 related to acceleration of vesting on stock options and shares of restricted stock upon a Director's departure from the Board in June 2012.

The following represents option activity under the 1996 Equity Incentive Plan and 2005 Incentive Award Plan, as amended and restated, for the nine months ended October 31, 2012:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts)
Balance outstanding January 31, 2012	574	$2.39
Granted	50	$3.99
Exercised	-	$-
Canceled or expired	-	$-
Balance outstanding April 30, 2012	624	$2.52
Granted	22	$3.88
Exercised	(7)	$3.30
Canceled or expired	(48)	$2.98
Balance outstanding July 31, 2012	591	$2.52
Granted	-	$-
Exercised	(85)	$1.53
Canceled or expired	-	$-
Balance outstanding October 31, 2012	506	$2.69	6.45	$568
Stock options exercisable October 31, 2012	388	$2.44	5.76	$527

As of October 31, 2012, there was approximately $203,000 of total unrecognized compensation cost related to unvested option-based compensation arrangements granted under the 2005 plan.  That cost is expected to be recognized over a weighted-average period of 2.24 years.

The weighted-average grant date fair value of the options granted during the nine months ended October 31, 2012 was $1.96.

On March 12, 2012, as part of his semi-annual bonus review, the Company granted options to purchase 50,000 shares of the Company’s common stock with a fair market value of approximately $103,000 to its Chief Executive Officer pursuant to the 2005 Plan, which vest monthly on a ratable basis over a 24 month period.  On June 27, 2012, members of the Company’s Board of Directors received an automatic grant, upon their re-election or election, as the case may be, of options (with a fair market value of approximately $38,000) to purchase an aggregate of 22,000 shares of the Company’s common stock pursuant to an established compensation program. One quarter of these option shares vest on the first anniversary of the grant date and the remaining option shares vest monthly over a 36 month period.

Stock-based compensation expense of approximately $21,000 and $81,000 for restricted stock was recorded for the three months ended October 31, 2012 and the nine months ended October 31, 2012, respectively.  The total fair value, based on the price on the day of grant, for restricted stock awards that vested during the three months ended October 31, 2012 and the nine months ended October 31, 2012, was $19,000 and $150,000 respectively.  A summary of the Company’s non-vested restricted stock awards as of October 31, 2012 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock awards as of January 31, 2012	245,752	2.47
Granted	5,000	3.99
Vested	(2,500)	3.05
Forfeited	-	-
Non-vested stock awards as of April 30, 2012	248,252	2.50
Granted	2,577	3.88
Vested	(38,452)	3.21
Forfeited	(14,224)	3.58
Non-vested stock awards as of July 31, 2012	198,153	2.30
Granted	-	-
Vested	(5,625)	3.33
Forfeited	-	-
Non-vested stock awards as of October 31, 2012	192,528	2.27

The unrecognized compensation for non-vested restricted stock awards of approximately $142,000 will be recognized over a weighted-average period of 2.45 years.

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

The daily expected stock price volatility is based on three-year historical volatility of the Company’s common stock.  The daily expected dividend yield is based on annual expected dividend payments and the closing price of the Company’s common stock on the Nasdaq Capital Market on the date of the grant.  The average daily risk-free interest rate is based on the three-year treasury yield as of the grant date. Each of the four tranches of the restricted stock grant is calculated to have its own fair value and requisite service period.  The fair value of each tranche is amortized over the lesser of the requisite or derived service period which is up to three years.  These shares had a grant date fair value of approximately $395,000.  As of October 31, 2012, 50,000 shares had vested under this grant.  All stock based compensation expense related to this grant was recognized during fiscal years 2011 and 2012.

6.  Concentrations

During the three months ended October 31, 2012, three customers, Novell Inc. (“Novell”), KYOCERA Document Solutions Inc. (“KYOCERA”), and Xerox International Partners (“XIP”) totaled approximately 85% of the revenues of the Company.  During the three months ended October 31, 2011, two customers, Novell and XIP, accounted for approximately 89% of total revenue.

During the nine months ended October 31, 2012, two customers, Novell, and XIP totaled approximately 77% of the revenues of the Company.  During the nine months ended October 31, 2011, three customers, Oki Data, Inc., XIP and Novell, totaled approximately 96% of the revenues of the Company.

At October 31, 2012, two customers represented 84% of total accounts receivable and at January 31, 2012 three customers collectively represented 91% of total accounts receivable.

7.  Income Taxes

The Company reported a tax benefit of approximately $1,272,000 and $1,146,000 for the three months and nine months ended October 31, 2012 respectively.  This tax benefit resulted from the reversal of tax liabilities related to an unrecognized tax benefit from the Company’s tax position taken for the fiscal year ended January 31, 2009, as discussed below. Excluding the effect of this tax liability reversal, the effective tax rate on income from operations was 41.1% and 36.9% for the nine months ended October 31, 2012 and 2011, respectively. The effective tax rate for the nine months ended October 31, 2012 was higher than the statutory rate due to a discrete tax expense related to a state income tax assessment of approximately $20,000 on a tax return filed for the fiscal year ended January 31, 2011.

The majority of the change in deferred tax assets and liabilities, beyond the reversal of tax liabilities referred to above, relates to the unrealized loss included in accumulated other comprehensive income (loss) as of October 31, 2012. As of October 31, 2012, the Company had a valuation allowance of approximately $104,000 against certain deferred tax assets, for which realization cannot be considered more likely than not at this time. Such deferred tax assets relate to stock compensation expenses incurred by the Company in the form of equity awards. Management assesses the need for the valuation allowance on a quarterly basis.

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

There was no cumulative effect of adopting ASC 740-10 to the February 1, 2007 retained earnings balance.  On the date of adoption, the Company had $2.0 million of unrecognized tax benefits, all of which would reduce its effective tax rate if recognized.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Nine Months Ended October 31, 2012	Nine Months Ended October 31, 2011
	(In thousands)
Beginning balance of unrecognized tax benefit	$1,643	$1,599
Additions based on tax positions related to current year	-	33
Subtractions for tax positions of prior years	(1,369)	-
Ending balance of unrecognized tax benefit	$274	$1,632

During the nine months ended October 31, 2012 the Company reversed $1,369,000 of tax liabilities, consisting of $1,265,000 in an unrecognized tax benefit and approximately $104,000 in related accrued interest expense.  This reversal of tax liabilities related to an unrecognized tax benefit from the Company’s tax position taken for the fiscal year ended January 31, 2009, in connection with the completion of the three year statute of limitations period applicable to the corresponding tax return.  The remaining balance of $274,000 in unrecognized tax benefit, when recognized, would favorably affect the Company’s effective tax rate.  The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Interest and penalties related to income tax liabilities is included in the line item Other income (loss), net.  The Company’s January 31, 2010 through January 31, 2012 tax returns remain open to examination by the tax authorities, except the California tax returns are open to examination from January 31, 2009 through the January 31, 2012 fiscal years.

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

8.  Common Stock Repurchases

During the three months ended October 31, 2012, the Company repurchased 271,814 shares of its common stock for an aggregate purchase price of $1,060,979.  Cumulatively, the Company purchased 396,264 shares for an aggregate purchase price of $1,528,768 for the nine months ended October 31, 2012.  In addition, the Company also received 26,389 shares valued at $99,750 from a former employee in consideration for his option exercise for 75,000 shares of the Company common stock.

From November 1, 2012 through December 11, 2012, the Company repurchased an additional 5,047 shares of its common stock for an aggregate purchase price of $18,466.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Highlights

Revenues for the three months ended October 31, 2012 were $482,000, up 6.8% sequentially from the three months ended July 31, 2012 and down 38.9% year-over year from the three months ended October 31, 2011. For the nine months ended October 31, 2012, revenues were $1,547,000 compared to $2,906,000 for the same period in 2011, a decline of 46.7% or $1,359,000. This decline was primarily due to an $800,000 block license that was sold during the nine months ended October 31, 2011 and no such block was sold during the same period this year. The remaining decrease is due to the continued reduction in per unit shipments as certain OEM devices reach end of commercial life.  As a result of our staffing and cost reductions efforts, operating expenses were reduced by 31.0%, to $1,244,000 for the nine months ended October 31, 2012 compared to $1,803,000 for the nine months ended October 31, 2011.

Income from operations for the three months ended October 31, 2012 was $134,000, down 41.5% compared to $229,000 for the three months ended October 31, 2011. For the nine months ended October 31, 2012, income from operations was $226,000, a decline of 53% from $484,000 for the nine months ended October 31, 2011.

Pretax income for the nine months ended October 31, 2012 was $394,000, a decrease of $1,301,000 or 76.8% from a year ago, primarily due to the large realized gain in other income, net earned in the nine months ended October 31, 2011.

Net income for the nine months ended October 31, 2012 was $1,540.000, a increase of $471,000 or 44.1% from a year ago, mainly due to the non-cash reversal of tax liabilities of approximately $1,369,000 related to certain tax positions taken during the fiscal year ended January 31, 2009.

While we continue to meet our customer’s needs and maximize the value of our legacy imaging technology solutions business, the Company is continuing its attempt to transition its primary business away from licensing imaging technology and continues to explore various alternatives to enhance stockholder value through establishing a new venture or acquiring an existing business, as well as through other investment opportunities.

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

Liquidity and Capital Resources

Cash and cash equivalents at October 31, 2012 was $9,074,000 compared to $10,433,000 at January 31, 2012. The decrease in cash and cash equivalents was primarily attributed to the repurchase of the Company’s common stock which amounted to $1,528,768 during the period.  Total assets at October 31, 2012 was $13,817,000, a decrease of 24.8% from $18,369,000 as of January 31, 2012.  The decrease was mainly due to the decline in the value of our marketable securities as well as the use of our cash to repurchase the Company’s common stock.  Stockholders’ equity at October 31, 2012 was $13,111,000, a decrease of 11.9% from $14,876,000 as of January 31, 2012 which was primarily related to repurchase of the Company’s common stock and unrealized losses on investments in marketable securities. These unrealized losses, net of taxes, were included in the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss).

At October 31, 2012, our principal source of liquidity, cash and cash equivalents, was $9,074,000, a decrease of $1,359,000 from January 31, 2012.  The decrease is primarily due to the repurchase of the Company’s common stock pursuant to its stock repurchase plan, the prepayment of estimated federal and state taxes because of anticipated realization of gains on its investment in ModusLink Global Solutions, Inc. (“ModusLink”), which has not occurred, and the payments of other liabilities, partially offset by the sale of marketable securities.

Critical Accounting Policies

We describe our significant accounting policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended January 31, 2012. There has been no change in our significant accounting policies since the end of fiscal 2012.

Results of Operations

Revenues

Revenues were $1,547,000 for the nine months ended October 31, 2012, compared to $2,906,000 for the nine months ended October 31, 2011, representing a 46.8% decline.  Revenues for the nine months ended October 31, 2012 decreased due to (i) an $800,000 block license that was sold during the nine months ended October 31, 2011, with no such license sold during the nine months ended October 31, 2012 and (ii) an overall decrease of per-unit licensing revenue.

Revenues were $482,000 for the three months ended October 31, 2012, compared to $789,000 for the three months ended October 31, 2011, representing a 38.9% decrease.  Revenues for the three months ended October 31, 2012 were negatively impacted due to lower per-unit licensing revenue.

Cost of Revenues

Total cost of revenues were $77,000 for the nine months ended October 31, 2012, compared to $619,000 for the nine months ended October 31, 2011, reflecting a decline in license revenues, a positive adjustment of $26,000 related to adjustments to estimates of prior period costs, and third party license fees associated with the $800,000 block license sold during the nine months ended October 31, 2011.

Total cost of revenues was $32,000 for the three months ended October 31, 2012, compared to $41,000 for the three months ended October 31, 2011, representing a 21.9% year-over-year decline primarily attributed to the continued reduction in per unit shipments offset by fluctuations in product mix.

 Gross Margin

Our gross margins were 95.0% and 78.7% for the nine months ended October 31, 2012 and October 31, 2011, respectively.  Gross margins for the nine months ended October 31, 2012 were higher due to a favorable customer mix in the current period, higher costs in the prior period associated with the block license sale and adjustments to estimated costs in prior periods.

Our gross margins were 93.4% and 94.8% for the three months ended October 31, 2012 and October 31, 2011, respectively.

Operating Expenses

Total operating expenses declined 31.0% to $1,244,000 for the nine months ended October 31, 2012, from $1,803,000 for the nine months ended October 31, 2011.  Sales and marketing costs remained essentially flat in both periods.  General and administrative expenses decreased 32.5% to $1,154,000 for the nine months ended October 31, 2012 from $1,710,000 for the nine months ended October 31, 2011.  The decrease was due to lower stock-based compensation costs, lower spending on professional services and the Company’s continued reduction of costs in general.

Total operating expenses decreased 39.1% to $316,000 for the three months ended October 31, 2012, from $519,000 for the three months ended October 31, 2011.  Sales and marketing costs remained essentially flat in both periods.  General and administrative expenses decreased 41.6% to $286,000 for the three months ended October 31, 2012 from $490,000 for the three months ended October 31, 2011.  The decrease was primarily attributed to lower stock-based compensation costs, lower spending on professional services and the Company’s continued reduction of costs in general.

Other Income, Net

Other income, net decreased by 86.1% to $168,000 for the nine months ended October 31, 2012 from $1,211,000 for the nine months ended October 31, 2011.  This decrease was primarily attributable to having limited realized gains on sales of marketable securities during the 2012 time period as opposed to significant realized gains on sales of marketable securities during 2011.  Other income, net decreased to a loss of $9,000 for the three months ended October 31, 2012, from income of $1,095,000 for the three months ended October 31, 2011, due to losses realized on sales of marketable securities in the current period offset by the accrued interest reversal of $127,000 related to the tax benefit of $1,265,000 recognized during the period.

Income Taxes

During the three months ended October 31, 2012, we recorded a non-cash tax benefit of approximately $1,265,000 resulting from the reversal of an unrecognized tax benefit related to certain tax positions taken for the Company’s tax returns for the fiscal year ended January 31, 2009. Excluding the effect of this reversal, our effective income tax rate was 41.1% for the nine months ended October 31, 2012 compared to 36.9% for the nine months ended October 31, 2011.  The higher than statutory rate in 2012 is primarily due to a discrete tax expense related to a state income tax assessment of $20,000 on a tax return filed for the fiscal year ended January 31, 2011.  The lower than statutory rate of 36.9% in 2011 was largely attributable to a tax benefit of $47,000 related to a stock option expense deduction.

Net Income

Our net income for the nine months ended October 31, 2012 was approximately $1,540,000, or $0.48 per basic share and $0.45 per diluted share, compared to a net income of approximately $1,069,000, or $0.34 per basic share and $0.32 per diluted share, for the nine months ended October 31, 2011. Net income for the three months ended October 31, 2012 was $1,397,000 or $0.45 per basic share and $0.43 per diluted share compared to net income of $857,000, or $0.26 per basic share and $0.25 per diluted share, for the three months ended October 31, 2011.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk.

We have investments in marketable securities that are classified and accounted for as available-for-sale as of October 31, 2012, which were comprised primarily of 955,617 shares of common stock of ModusLink as of that date.

Our investment in ModusLink is subject to the risk factors set forth in ModusLink’s filings with the SEC, including, but not limited to, ModusLink’s Annual Report on Form 10-K filed on October 14, 2011 and the Quarterly Reports on Form 10-Q filed on December 12, 2011 and March 12, 2012.  On June 11, 2012 ModusLink announced a delay in the filing of its third quarter Form 10-Q in conjunction with an expected restatement of its audited financial statements from fiscal years 2009 through 2011, as well as the first two quarters of fiscal 2012 and its unaudited selected financial data for fiscal years 2007 and 2008.  On October 15, 2012 ModusLink announced that the filing of its Annual Report on Form 10-K for its fiscal year ended July 31, 2012 will be delayed as it continues to work to complete its previously announced process to restate financial results for certain prior periods.  On December 10, 2012, ModusLink announced that the filing of its Form 10-Q for its first quarter of fiscal 2013 ended October 31, 2012 would be delayed and that it would not meet the previously disclosedDecember 10, 2012NASDAQ extension date to become current in its periodic report filings with theSEC. ModusLink further stated that it expects to receive a delisting determination letter from theNASDAQ Listing Qualifications Departmentfor failure to comply with NASDAQ Rule 5250(c)(1), but it intends to request a hearing before the NASDAQ Listing Qualifications Panel to exercise its right to appeal any delisting determination, and expects that it will remain listed on NASDAQ during the pendency of the appeal process.

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

For the period ended October 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of October 31, 2012, our disclosure controls and procedures were effective.

(b)  Changes in internal control over financial reporting

In the nine months ended October 31, 2012, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 11, 2012, ModusLink announced that it would be delaying the filing of its Form 10-Q for the fiscal third quarter ended April 30, 2012 and that its Audit Committee had concluded that ModusLink’s financial statements from fiscal years 2009 through 2011, as well as the first two quarters of fiscal 2012 and its unaudited selected financial data for fiscal years 2007 and 2008 should no longer be relied upon.  On June 15, 2012, ModusLink announced that it had received a letter from NASDAQ notifying it of its noncompliance with NASDAQ Listing Rule 5250(c)(1) due to ModusLink’s previously announced delay in filing its Form 10-Q for the period ended April 30, 2012.

On October 15, 2012, ModusLink announced that the filing of its Annual Report on Form 10-K for its fiscal year ended July 31, 2012 would be delayed as it continues to work to complete its previously announced process to restate financial results for certain prior periods.  ModusLink also stated that it had submitted a plan of compliance to NASDAQ and received an extension from NASDAQ giving it until December 10, 2012 to become current in its periodic reports filed with the SEC.  On October 17, 2012, ModusLink announced that it had received a letter from NASDAQ notifying ModusLink that the delay in filing its annual report served as an additional basis for the potential delisting of its shares under NASDAQ Listing Rule 5250(c)(1).  On December 10, 2012 ModusLink announced that it will not meet the December 10, 2012 NASDAQ extension date to become current in its periodic report filings with the SEC since it continues to work to complete its process to restate financial statements for certain prior periods as it previously announced on June 11, 2012.  As such, ModusLink expects to receive a delisting determination letter from the NASDAQ Listing Qualifications Department for failure to comply with NASDAQ Rule 5250(c)(1).  ModusLink stated that it intends to request a hearing before the NASDAQ Listing Qualifications Panel (the “Panel”) to exercise its right to appeal any delisting determination and to report on its plan for compliance with NASDAQ’s listing rules.

The trading price of ModusLink common stock on NASDAQ declined substantially on June 11, 2012 and although the share price has fluctuated since then, as of December 11, 2012 it remains more than 30.0% below the closing price on June 8, 2012, the last trading day prior to the June 11, 2012 announcement.  We cannot provide assurances that the market value of ModusLink common stock and the value of our investment in the company may not decline further as a result of unanticipated delays or costs incurred by ModusLink management in conjunction with regaining compliance, or with a potential delisting, if its efforts prove unsuccessful.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.

The following table indicates the Company’s repurchases of shares of its common stock during the third quarter ended October 31, 2012 on a month-by-month basis.  All of these purchases were made under the Company’s share repurchase program adopted by the Board.

	(a) Total Number of Shares Purchased During the Period	(b) Average Price Paid per Share	(c) Cumulative Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
08/1-08/31/ 2012	162,101	$3.99	2,873,360	1,126,640
09/1-09/30/ 2012	7,706	$3.84	2,881,066	1,118,934
10/1-10/31/ 2012	102,007	$3.77	2,983,073	1,016,927
Total	271,814	$3.90

The share repurchase plan was approved by the Board in July 2008 pursuant to Rule 10b5-1 of the Exchange Act.  Under this plan, the Company was authorized to repurchase up to 2,000,000 shares of its common stock.  On June 5, 2009, the Board authorized the expansion of the original plan to purchase an additional 2,000,000 shares.

As of October 31, 2012, the Company had repurchased a total of 2,983,073 shares for an aggregate consideration of approximately $6,638,000 effectively returning capital to stockholders. The Company believes the share repurchase plan increases stockholder value.

Item 6 — Exhibits.

Exhibit 3.1 (1)	Certificate of Incorporation of the Company.
Exhibit 3.2 (2)	Amended Bylaws.
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

(1)	Previously filed in the Company's Registration Statement on Form S-1/A (File No. 333-09357), filed August 27, 1996, and incorporated herein by reference.
(2)	Previously filed in the Company's Form 8-K, filed June 10, 2008, and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Peerless Systems Corporation

By:	/s/ Timothy E. Brog
Chairman and Chief Executive Officer

/s/ Yi Tsai
Principal Financial Officer

Date: December 14, 2012

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
Exhibit 3.1 (1)	Certificate of Incorporation of the Company.
Exhibit 3.2 (2)	Amended Bylaws.
Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

(1)	Previously filed in the Company's Registration Statement on Form S-1/A (File No. 333-09357), filed August 27, 1996, and incorporated herein by reference.
(2)	Previously filed in the Company's Form 8-K, filed June 10, 2008, and incorporated herein by reference.

*Filed herewith.

**Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.