Form 10-K
period 2013-01-31
PEERLESS SYSTEMS CORP
filed 2013-04-29
CIK 897893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-K

(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2013

OR
___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to

Commission file number: 000-21287
Peerless Systems Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-3732595
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
1055 Washington Blvd., 8th Floor, Stamford, CT	06901
(Address of Principal Executive Offices)	(Zip Code)

(203) 350-0040
 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $.001 per share	The Nasdaq Capital Market

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
Yes ☐      No ☒

The aggregate market value of the registrant’s common equity held by non-affiliates was approximately $10,299,583 as of July 31, 2012, based upon the last sale price of our common stock on the Nasdaq Capital Market on such date.

As of April 23, 2013, we had 3,030,431shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates certain information by reference from the registrant’s proxy statement for its 2013 annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended January 31, 2013.

ii

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

iii

PART I

Item 1.  Business

Company Overview

Peerless Systems Corporation (referred to herein as “Peerless,” the “Company,” “we,” or “us”) licenses imaging and networking technologies and components to the digital document markets, which include original equipment manufacturers (“OEMs”) of color and monochrome printers and multifunction office products.  We license software-based imaging and networking technology for controllers in embedded, attached and stand-alone digital document products such as printers, copiers and multifunction products (“MFPs”) of OEMs. We were incorporated in California in 1982 and reincorporated in Delaware in September 1996.

Historically, we developed controller products and applications for sale to OEMs.  In order to process digital text and graphics, digital document products rely on a core set of imaging software and supporting electronics, collectively known as a digital imaging system.  Digital document products include monochrome (black and white) and color printers, copiers, fax machines and scanners, as well as MFPs that perform a combination of these imaging functions.  Our historical business has consisted of (i) products with Peerless developed intellectual property, (ii) products based upon an agreement with Novell Inc. (“Novell”) to license and support the Novell Embedded Systems Technology (“NEST”) Office Software Developers Kit (“SDK”), (iii) products based upon an agreement with Adobe Systems Incorporated (“Adobe”) to bundle and sublicense Adobe’s licensed products into products for OEMs, and (iv) products based upon agreements with various other third parties.  Our contract with Adobe expired on March 31, 2010, but we continue to license our software for Adobe existing licensed devices (“AELD”) developed prior to such date.  See Item 1A. Risk Factors - Risks Related to Our Company and Our Historical Business - We expect a continued decrease in our Adobe Related revenues for fiscal 2014 due to the expiration of our agreement with Adobe.

Effective April 30, 2008, we sold certain of our assets to Kyocera-Mita Corporation (“KMC”).  In this transaction (the “KMC Transaction”), we retained certain intellectual property and also entered into a license agreement with KMC whereby we have the right to sublicense to third parties the technology we sold to KMC.  Following the completion of the KMC Transaction, we continue to license and market our remaining technology and the technology licensed to us by KMC directly to OEM customers including Oki Data, Panasonic, Seiko Epson and Xerox International Partners (“XIP”).  We also sublicense to KMC the right to use certain technologies excluded from the KMC Transaction.  Our embedded application solution offerings also incorporate imaging and networking technologies developed internally or licensed from third parties.

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

In the fall of 2011, we invested in the common stock of ModusLink Global Solutions, Inc. (“ModusLink”) and in January 2012 one of our director nominees was elected to the ModusLink board of directors.  We continued to hold a significant investment in ModusLink during fiscal 2013.  ModusLink experienced a number of disruptive events during the year, including a review of strategic alternatives which had no positive results, an inquiry from the SEC, an internal investigation which determined that certain client contracts had not been “properly aligned with best corporate practices,” a delay in filing various periodic reports with the SEC, a restatement of prior financial statements, various letters from NASDAQ notifying ModusLink of its noncompliance with NASDAQ Listing Rule 5250(c)(1) due to the company’s delayed filing of its periodic reports, and the departure of its top two executives. We are currently evaluating our alternatives with respect to our investment in ModusLink.  We held 1,000,000 shares of ModusLink common stock as of January 31, 2013.

In December 2010, the Company opened an office in Stamford, Connecticut, which became the Company’s headquarters on February 1, 2011.  The Company closed its office in El Segundo, California on January 31, 2012 and now operates exclusively at its Stamford, Connecticut office.

Services Provided

Following the KMC Transaction, our primary business is licensing software-based imaging and networking systems for the digital document product marketplace.   During fiscal year 2011, we elected to discontinue engineering and maintenance services which accounted for approximately 2% of total revenues in such year.

Our legacy business has consisted of (i) products with Peerless developed intellectual property, (ii) products based upon our agreement with Novell to sublicense and support NEST Office SDK and (iii) products based upon an agreement with Adobe to bundle and sublicense Adobe’s licensed products into products for OEMs.  Our agreement with Adobe expired on March 31, 2010. Subsequent to March 31, 2010, we are no longer able to license new devices with respect to our Adobe line of business.  We will continue to collect licensing fees from our customers for AELD under our current sublicensing agreements.  All maintenance revenue generated from our products ended on July 31, 2010.  We continue to be party to a license agreement with Novell.  We expect to continue to collect licensing fees for the useful life of the Novell related technology.

Customers

We currently derive substantially all of our revenues from direct sales to digital document product OEMs.   In addition to our own technology retained in the KMC Transaction, we license technology based in whole or in part on licenses from KMC and other third parties, including Novell and Adobe.  Our license agreement with Adobe, which expired on March 31, 2010, generated substantial revenues for us prior to its expiration.  The Adobe agreement will only continue to generate revenue through the commercial life of AELD.  See Item 1A. Risk Factors – Risks Related to Our Company and Our Historical Business - We expect a continued decrease in our Adobe related revenues for fiscal 2014 due to the expiration of our agreement with Adobe.

We anticipate that our future revenues may continue to be concentrated with a limited number of customers.  Our largest customers (each constituting approximately 10% or more of our total revenues) vary to some extent from year to year as product cycles end, block licenses are exhausted and contractual relationships expire.  We had four such large customers in fiscal year 2013 - Novell, KMC, Oki Data and XIP.  In the aggregate, these four customers accounted for 89% and 92% of our total revenues for fiscal year 2013 and fiscal year 2012, respectively.

Our licensing revenue is calculated based on the number of products including our technology shipped by our customers and the life cycles of these products significantly impact our revenue.  Because we generate a large percentage of our revenues from a small number of customers and a few products, any loss of these customers or products would have a material adverse impact on the results of our operations.  See Item 1A. Risk Factors – Risk Related to Our Company and Our Historical Business – There is currently limited demand for our products, and we expect demand will continue to decline in the future.

Many of our OEM customers have operations in Japan.  We were notified that one of our customers was affected by the earthquake and related catastrophes in March of 2011, but would see operations increase in the third quarter of fiscal 2012.  The Company did experience a drop and subsequent rebound in revenue from this OEM customer, as expected.  At least one of our OEM customers has facilities in Thailand which were impacted by the 2011 floods and reported sales were affected.  See Item 1A. Risk Factors – Risk Related to Our Company and Our Historical Business – Earthquakes and other disasters affecting Japan and other countries where our OEM customers operate may have a material adverse effect on our business and results in future years.

Market Segments and Geographic Areas

We sell our products and services to OEMs which produce products for the enterprise and office sector of the digital document product market.  This market is characterized by digital document products ranging in price from approximately $500 to $1,000 each at the low end, to more than $50,000 at the high end.  These products typically offer high performance and are differentiated by customized features.  As a result of these unique requirements, we have typically addressed the office sector of the digital document product market via direct OEM relationships with individual digital document product manufacturers.  Over the last two fiscal years, our major customers in the office sector have included Novell, KMC, Oki Data and XIP.

Since the majority of our OEM customers are primarily companies headquartered in Japan, traditionally, revenues from customers outside the United States accounted for most of our revenues. However, since fiscal year 2012, the percentage of revenues from customers outside the United States has decreased and now a majority of our revenue is obtained from customers inside the United States. Approximately 39% and 38% of our total revenues in fiscal years 2013 and 2012, respectively, were derived from outside the United States.  The shift is due to our Japan-headquartered OEM customers not renewing block licenses and shipments from customers within the United States declining at a slower rate than shipments from customers outside of the United States.  OEM customers headquartered in Japan sell products containing our technology primarily in the North American, Japanese and European marketplaces.  See Note 9 to the Consolidated Financial Statements for information regarding revenues by geographical region for the last two fiscal years.

All of our contracts with international customers are denominated in U.S. dollars, and we expect this practice to continue.  As a result, we do not incur material foreign currency transaction risks or costs in our business.

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

Our agreements with both third party licensors and our customers have allowed us to integrate the proprietary technologies we originally developed, most of which we sold to KMC and licensed back as part of the KMC Transaction, and to license complementary technologies from such third party licensors to our customers in bundled or single sales.  We are party to a license agreement with Novell to license the NEST Office SDK.  From 1999 to March 2010, we were party to a license agreement with Adobe to license Adobe PostScript.  Our agreement with Adobe expired on March 31, 2010.

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

Historical Business.

Since 2008, we have implemented a strategy for our historical business to address declining demand for our core imaging technologies from our traditional OEM customer base.  The strategy involves maximizing the value of core technologies and managing costs and aligning expenses to better match revenue forecast.

Managing Expenses.   On an ongoing basis, we will continue to manage our business in a manner that aligns our operating expenses with our anticipated revenue streams.

Core Technologies.   We will continue to license technology that we own or to which we have licensing rights.  Although our license agreement with Adobe has expired, we will continue to collect license fees from our current OEM customers for the commercial life of all AELD under our current sublicense agreements.  We will continue to license our products with Peerless developed intellectual property, our Novell related products and other products which we own or to which we have licensing rights to current OEM customers.

Strategic Alternatives.

Since the sale of substantially all of our assets in April 2008 in the KMC Transaction, we have been identifying and exploring various alternatives to enhance stockholder value.  In fiscal 2014, our strategy may include establishing a new venture that utilizes the expertise of management and the Board of Directors, as well as identifying acquisition candidates and investment opportunities.

Our inability to implement our strategic plan to develop a new business or acquire or invest in another company, as well as the declining sales trend of our historical business, may have a material adverse effect on our business and financial results.  See Item 1A. Risk Factors – Risks Related to Our Company and Our Historical Business - There is currently limited demand for our products and we expect demand will continue to decline in the future.

Interim Investment Activities.

Until we establish a new venture, acquire an existing business or make some other long-term investment, the objective of our interim investment activities is to maintain liquidity and prudently grow the Company’s available capital by investing in a mix of short-term money market funds, exchange-traded equity securities and other marketable securities, but only to the extent that such investments do not make the Company inadvertently subject to the Investment Company Act of 1940.

During fiscal year 2012, we took advantage of an increase in volatility in the markets by investing some of our cash into marketable securities.  We recorded approximately $1.8 million of realized gains on investments during the fiscal year ended January 31, 2012.  During fiscal year 2013, we significantly scaled back our investing activities and had a net realized gain of approximately $0.1 million.

We are exposed to a variety of risks in investments, including the stability of the financial institutions in which we maintain our investments and a decline in interest rates.  See Item 1A. Risk Factors – Risk Related to Our Company and Our Historical Business – The failure of any financial institution in which we deposit funds could significantly reduce the amount of cash we have available for our corporate and business purposes  and risks under Item 1A. Risk Factors – Risks Related to Our Strategy to Increase Value for Stockholders.

Intellectual Property and Proprietary Rights

We protect our proprietary rights through a combination of, among other things, trade secret, copyright and trademark laws, as well as the early implementation of nondisclosure and other contractual restrictions.

In the KMC Transaction, we sold substantially all of our intellectual property (“IP”), including all of our patents, to KMC and licensed this IP back from KMC on a nonexclusive, worldwide, perpetual and royalty free basis, subject to certain restrictions.  In the KMC Transaction, we retained certain of our customized intellectual property that had been previously integrated into products we licensed to third parties or specifically created for our customers (other than KMC) after December 7, 2007.

As part of our confidentiality procedures, we enter into written nondisclosure agreements with our employees, consultants, prospective customers, OEMs and strategic partners and take further affirmative steps to limit access to and distribution of our software, intellectual property and other proprietary information.  Despite these efforts and in the event such agreements are not timely made, complied with or enforced, we may be unable to protect our proprietary rights.  See Item 1A. Risk Factors - Risks Related to Our Company and Our Historical Business  – If we fail to adequately protect intellectual property or face a claim of intellectual property infringement by a third party, we could lose our intellectual property rights or be liable for damages.

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

Employees

As of January 31, 2013, we had three full-time employees.  None of our employees are represented by a labor union, and we have never experienced any work stoppage.  We believe we have good relations with our employees.

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

Risks Related to Our Company and Our Historical Business

We expect a continued decrease in our Adobe related revenues for fiscal 2014 due to the expiration of our agreement with Adobe.

Our agreement with Adobe to bundle and sublicense Adobe’s licensed products into new OEM products expired on March 31, 2010.  We are unable to transition our customer base to another provider.  We will only continue to collect licensing fees for the commercial life of all AELD for the useful life of these products under existing sublicensing agreements.  We expect a decrease in our Adobe related revenues for fiscal 2014 due to the end of this agreement.  Our revenues from licensing products that include Adobe technology were approximately $0.7 million and $1.7 million for fiscal 2013 and 2012, respectively.

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

Customers that individually represented approximately 10% or more of our total revenues collectively accounted for 89% and 92% of our revenues for fiscal 2013 and fiscal 2012, respectively.  Each of Novell, KMC, Oki Data and XIP constituted customers representing 10% or more of our total revenues in fiscal 2013 and/or fiscal 2012.

Along with our OEM customers and third party technology suppliers, we face intense competition within our industry, which is applying significant downward pricing pressure on products.  As a result, our OEM customers and third party technology suppliers continue to seek lower cost alternatives.  Some of our OEM customers and third party technology suppliers, including Adobe, have developed extensive offshore operations in countries such as India that are capable of delivering lower cost solutions. The ability of our OEM customers and third party technology suppliers to provide similar offerings at a lower cost may result in them no longer needing our services, as well as being in direct competition with us by providing similar technologies at a lower cost to our other customers.  This may result in us losing some of our customers and may have a material adverse effect on our business, results of operations and future cash flows.  See “Financial Statements – Note 12 Risks and Uncertainties.”

 Our licensing revenue is subject to significant fluctuations which may materially and adversely affect our operating results.

Our recurring license agreements may result in revenues associated with the sale of block and perpetual licenses.  Block and perpetual licenses can create significant fluctuations in revenues as they are most often recognized as revenue immediately instead of over time.  While we expect most of our customers to shift from block license or prepay model to a pay-as-you-go model, we may still sell block and perpetual licenses.  Revenues may continue to fluctuate significantly from quarter to quarter as the number of opportunities vary, if the signing of block licenses are delayed or the licensing opportunities are lost to competitors.  In addition, we may experience additional significant fluctuation as aging OEM products leave the marketplace.  Any of these factors could have a material adverse effect on our operating results.

The industry for imaging systems for digital document products involves intense competition and rapid technological changes, and our business will likely be materially harmed when our competitors develop superior technology.

We anticipate increasing competition for our color products, particularly as new competitors develop and sell competing products.  Some of our existing competitors, many of our potential competitors, and virtually all of our OEM customers have substantially greater financial, technical, marketing and sales resources than we have.  Furthermore, we are not investing in technology to update our products.  Other competitors are likely to develop new products which replace the products we currently offer.  If price competition increases, competitive pressures could require us to reduce the amount of royalties received on new licenses.  New technology developed by our competitors will further erode our market share and reduce our royalty revenue.

Earthquakes and other disasters affecting Japan and other countries where our OEM customers operate may have a material adverse effect on our business and results in future years.

In fiscal 2013 and fiscal 2012, Japan headquartered OEM customers represented 39% and 37% of our revenues, respectively.  We have experienced some reduction in customer shipment rates as a result of the damage caused by the 2011 earthquake and related events in Japan.  Other disasters that disrupt shipment of products by our customers in the future may have a material adverse effect on our product licensing revenues.

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

As part of the KMC Transaction, we sold substantially all of our intellectual property, including all of our patents to KMC and executed a license agreement pursuant to which KMC licensed the intellectual property back to us on a nonexclusive, worldwide, perpetual and royalty free basis subject to certain restrictions.  Excluded from the IP that was sold to KMC was all of our customized intellectual property that had been previously integrated into products or services licensed or otherwise provided by us to third parties or specifically created for customers of ours after December 7, 2007 other than KMC and, which, in either case, had not also been provided to or integrated into products or services licensed to KMC, or developed pursuant to or in connection with certain agreements with KMC.

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

As the number of patents, copyrights, trademarks and other intellectual property rights in our industry increases, products using our technologies increasingly may become the subject of infringement claims.  There can be no assurance that third parties will not assert infringement claims against us in the future.  Any such claims, regardless of merit, could be time consuming, divert the efforts of our management personnel from productive tasks, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements.  Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, which could have a material adverse effect on our operating results.  In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights.  Litigation to determine the validity of any claims, whether or not such litigation is determined in favor of us, could result in significant expense to us and divert the efforts of our management personnel from productive tasks.  We may lack sufficient resources to initiate a meritorious claim.  In the event of an adverse ruling in any litigation regarding intellectual property, we may be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology, or obtain licenses to infringing or substituted technology.  Our failure to develop or license on acceptable terms a substitute technology, if required, could have a material adverse effect on our operating results.

If we are not in compliance with our license agreements, we may lose our rights to sublicense technology; our competitors are aggressively pursuing the sale of licensed third party technology.

We currently sublicense third party technologies to our OEM customers, which sublicenses accounted for $1.2 million and $1.8 million in revenue in fiscal 2013 and 2012, respectively.  Such sublicense agreements are non-exclusive.  If we are determined not to be in compliance with the agreements between us and our licensors, we may forfeit our right to sublicense these technologies. Likewise, if such sublicense agreements expire, we would lose our right to sublicense the affected technologies, which could adversely affect our revenues.  Additionally, the licensing of these technologies has become very competitive, with competitors possessing substantially greater financial and technical resources and market penetration than us.  As competitors are pursuing aggressive strategies to obtain similar rights as held by us to sublicense these third party technologies, there is no assurance that we can remain competitive in the marketplace if one or more competitors are successful in this strategy.

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

 Risks Related to Our Strategy to Increase Value for Stockholders

Since the closing of the tender offer on November 10, 2010, the Company has fewer resources and alternatives to pursue its strategy to enhance stockholder value.

On November 10, 2010, the Company completed a tender offer to acquire up to 13,846,153 shares of its common stock at a cash price of $3.25 per share, or a total price of $45 million.  A total of 13,214,401 shares were properly tendered and not withdrawn in the offer and purchased at a total price of $42,946,803.  As of January 31, 2013, the Company had cash, cash equivalents and marketable securities of $11.8 million.  This amount will be used, along with revenues and receivables, to fund the Company’s future operating expenses, as well as to pursue its strategy to enhance stockholder value.  With a reduced cash balance, the Company has fewer resources to explore various alternatives to enhance value for stockholders, and a more limited range of available alternatives.

A significant portion of our working capital could be expended in pursuing strategies that do not enhance value for stockholders.

We expect that the investigation of each specific opportunity, structuring of the transaction, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial time and attention and substantial costs including, but not limited to, due diligence costs for accountants, attorneys and other advisors/consultants.  In addition, we may determine to investigate developing a new business, which may include substantial legal and/or financial advisory costs, or to make downpayments or pay exclusivity or similar fees in connection with structuring and negotiating business combinations.  If we determine not to, or are unable to consummate a specific opportunity, the costs incurred will not be recoverable.  Any such event will result in a loss to us of the related costs incurred, which could materially and adversely affect our subsequent attempts to locate and combine with another business.

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

Since the completion of the KMC Transaction in April 2008, we have been exploring various alternatives to enhance stockholder value through establishing a new venture or acquiring an existing business, as well as through other investment opportunities. However, we may not be able to identify an appropriate alternative.  If we do identify a suitable opportunity for a new business, acquisition or investment, we may not be able to successfully and satisfactorily execute the opportunity.  Furthermore, if we are successful in executing the opportunity, the integration of the opportunity will involve a number of risks and presents financial, managerial and operational challenges.  Therefore, we cannot assure that this strategy will enhance value for our stockholders.

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

From time to time we invest in marketable securities.  At January 31, 2013 we held marketable securities with a market value of approximately $2.9 million.  In fiscal 2013, we had $0.1 million in net realized gains and $2.0 million in net unrealized losses, compared to $1.8 million in net realized gains and $1.3 million in net unrealized gains in fiscal 2012. Unrealized gains or losses are expressed on a net after tax basis and are included in the total comprehensive income  Such investments are subject to various general market and investment-specific risks, and there is no assurance that in future periods the Company will not experience losses on its current or future investments.

The market value of our investment in ModusLink may be subject to further decline due to future adverse developments at ModusLink

Over the course of our fiscal year 2013, ModusLink disclosed a review of strategic alternatives which had no positive results, an inquiry from the SEC, an internal investigation which determined that certain client contracts had not been “properly aligned with best corporate practices,” a delay in filing various periodic reports with the SEC, a restatement of prior financial statements, various letters from NASDAQ notifying ModusLink of its noncompliance with NASDAQ Listing Rule 5250(c)(1) due to the company’s delayed filing of its periodic reports, and the departure of its top two executives. The trading price of ModusLink common stock on NASDAQ declined substantially on June 11, 2012 following the announcement of the anticipated restatement, and declined by 49% overall for the 12 months coinciding with our fiscal 2013.  We cannot provide assurances that the market value of ModusLink common stock and the value of our investment in the company may not decline further as a result of ModusLink’s financial or operating results, past or future financial restatements, or any other adverse developments that ModusLink may disclose in the future.

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

If we are deemed an investment company subject to registration under the Investment Company Act, compliance costs and burdens upon Peerless may increase and the additional requirements may constrain Peerless’ ability to conduct its business, which may adversely affect our business, results of operations and/or financial condition.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We lease approximately 1,200 square feet of office space as our headquarters in Stamford, Connecticut.  The Company maintained an office of approximately 300 square feet in El Segundo, California during fiscal year 2012.  The Company closed the El Segundo, CA office effective January 31, 2012.

Item 3.  Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal matters occurring in the ordinary course of business. All such legal matters in the aggregate are believed by management to be immaterial to the Company’s financial condition or results of operations, or cash flows.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Capital Market under the symbol “PRLS”.  The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the Nasdaq Capital Market:

	Fiscal Year Ended January 31,
	2013		2012
Quarter	High	Low	High	Low
First	$4.15	$3.65	$3.50	$3.02
Second	$4.00	$3.65	$3.98	$3.05
Third	$4.00	$3.60	$3.95	$3.31
Fourth	$3.74	$3.36	$4.47	$3.26

The closing price of our common stock on the Nasdaq Capital Market on April 23, 2013 was $3.25.  Stockholders are urged to obtain current market quotations for our common stock.  As of April 23, 2013, there were approximately 75 holders of record of our common stock.

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

Share Repurchase Program

In July 2008, the Company implemented a share repurchase program under Rule 10b5-1 to repurchase up to 2,000,000 shares of its common stock.  The program was expanded in June 2009 to allow the repurchase of an additional 2,000,000 shares of common stock.  The following table indicates the Company’s repurchases of shares of its common stock during the three month period ended January 31, 2013 on a month-by-month basis.  All of these purchases were made under the Company’s share repurchase program adopted by the Board.

Period	(a) Total Number of Shares purchased During the Period	(b) Average Price Paid Per Share	(c) Cumulative Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of shares that May Yet Be Purchased Under the Plans or Programs
Nov. 1 to Nov. 30, 2012	2,387	$3.65	2,985,460	1,014,540
Dec. 1 to Dec. 31, 2012	78,310	$3.69	3,063,770	936,230
Jan. 1 to Jan. 31, 2013	5,150	$3.61	3,068,920	931,080
Total	85,847	$3.69

In aggregate, the Company purchased 482,111 shares for $1.8 million in fiscal year 2013.  In addition, the Company also received 26,389 shares valued at $99,750 from a former employee in consideration for his option exercise for 75,000 shares of the Company common stock. The Company did not repurchase any shares pursuant to the program in fiscal 2012.  As of January 31, 2013, the Company had repurchased a total of 3,068,920 shares for an aggregate consideration of approximately $6,954,000 effectively returning capital to stockholders.  The Company believes the share repurchase plan increases stockholder value. As of January 31, 2013, 931,080 shares remain available for purchase under this program.

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

Highlights

Highlights of our fiscal year 2013 include:

•
Although our revenues declined 32% from $3.7 million in fiscal 2012 to $2.5 million in fiscal 2013, we managed to increase our operating income by 58% from $0.4 million to $0.7 million mainly by aligning our costs and expenses to the lower revenue stream.

•	We have two customers who had exhausted their block licenses and are currently paying us on a pay-as-you-go basis which should temporarily help offset the revenue decline from our other customers.

Critical Accounting Policies

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” addresses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  On an ongoing basis, management evaluates its estimates and judgments.  Management bases its estimates and judgments on historical experience and on various other factors that they believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

We account for our software revenues in accordance with provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ™ (“ASC”) 985-605,  Software – Revenue Recognition  and ASC 605-25,  Revenue Recognition – Multiple-Element Arrangements  (formerly known as Statement of Position, or SOP, 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, Staff Accounting Bulletin No.104, “Revenue Recognition”, and Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”).  Over the past several years, we entered into block license agreements that represent unit licenses for products that will be licensed over a period of time.  In accordance with ASC 985-605 and 605-25, revenue is recognized when the following attributes have been met: 1) an agreement exists between us and the OEM selling product utilizing our intellectual property and/or a third party’s intellectual property for which we are an authorized licensor; 2) delivery and acceptance of the intellectual property has occurred; 3) the fees associated with the sale are fixed and determinable; and 4) collection of the fees are probable.  Under our accounting policies, fees are fixed and determinable if 90% of the fees are to be collected within a twelve-month period.  If more than 10% of the payments of fees extend beyond a twelve-month period, they are recognized as revenues when they are due for payment.

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

We use our actual stock trading history over a five year period as a basis to calculate the expected volatility assumption to value stock options.  The expected dividend yield is based on Peerless’ practice of not paying dividends.  The risk-free rate of return is based on the yield of U.S. Treasury Strips with terms approximating or equal to the expected term of the option.  The expected life in years is based on historical actual stock option exercise experience.

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

We recorded approximately $241,000 in share-based compensation expense for the fiscal year ended January 31, 2013.  We granted 82,000 options and 17,577 shares of restricted common stock during the fiscal year ended January 31, 2013.

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

In February 2007, the Company adopted FASB ASC 740-10, Income Taxes (formerly known as FIN 48 Accounting for Uncertainty in Income Taxes an Interpretation of FAS109).  See “Note 5. Income Taxes” in the notes to the Consolidated Financial Statements for further information.

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

As previously reported in our Form 10-Q for the quarter ended October 31, 2012, we reversed $1,376,000 of tax liabilities, consisting of $1,265,000 in an unrecognized tax benefit and approximately $111,000 in related accrued interest expense.  This reversal of tax liabilities related to an unrecognized tax benefit from the Company’s tax position taken for the fiscal year ended January 31, 2009, in connection with the completion of the three year statute of limitations period applicable to the corresponding tax return.

As of January 31, 2013, we had net deferred tax assets of approximately $495,000 which consisted primarily of the net tax effect on unrealized losses on marketable securities classified in Other Comprehensive Income.   The Company utilized all of its federal net operating losses of approximately $2.3 million to reduce its taxable income, during the first three fiscal quarters of fiscal 2011.  The Company also used the maximum amount of research and development credits of $0.9 million in the State of California to offset income for the first three fiscal quarters of fiscal 2011.   Substantially all of the Company’s remaining deferred tax assets were permanently impaired due to a deemed ownership change in connection with the Company’s self-tender offer completed on November 10, 2010.  The deemed ownership change occurred pursuant to Section 382 of the Internal Revenue Code and resulted in the impairment of approximately $2.3 million of research and development credits and approximately $608,000 in net operating losses in the State of California.  During the fourth quarter of fiscal 2013, the Company recorded an increase in the valuation allowance of approximately $14,000 related to certain deferred tax assets.

Results of Operations

 Net Income

Net income for the year ended January 31, 2013 was $1.8 million or $0.56 per basic and $0.53 per diluted share, compared to a net income of $1.4 million, or $0.42 per basic and $0.40 per diluted share in fiscal year 2012. Excluding the effect of the tax liabilities reversal discussed above, net income for the year ended January 31, 2013 was $0.4 million or $0.12 per basic and diluted share.

Revenues for fiscal year 2013 were $2.5 million, compared to $3.7 million in fiscal year 2012.  The decrease in revenue from fiscal year 2012 to fiscal year 2013 was primarily the result of an $800,000 block license that was sold during fiscal 2012, while no such block was sold during fiscal 2013.  The remaining decrease is due to the continued reduction in unit shipments as certain OEM devices reached the end of their commercial lives.  These decreases were partially offset by revenue generated by certain customers who are transitioning from a block license or prepay model to a pay-as-you-go model.

Cost of Revenues

Product licensing costs were $0.2 million in fiscal year 2013 compared to $0.7 million in fiscal year 2012.  The decrease in product licensing cost in fiscal year 2013 was the result of lower product licensing revenues on which we are obligated to pay a third party for licensing their technology as well as the decline in revenue in fiscal year 2013 .

 Gross Margin

Gross margin as a percentage of total revenues was 90% in fiscal year 2013 compared to 80% in fiscal year 2012.  The higher gross margin in fiscal 2013 was the result of lower fees being paid to third parties due to a change in the product mix generating licensing revenues.

Operating Expenses

Operating expenses for fiscal year 2013 were $1.6 million compared to $2.5 million for fiscal year 2012.  The reduction in operating expenses was primarily the result of the Company’s pursuit to lower costs to align them with an expected decline in revenue, particularly in the areas of compensations and professional service fees.

Other Income, net

Other income, net was $0.2 million in fiscal 2013, compared to $1.8 million in fiscal 2012, of which $0.1 million and $1.8 million respectively were attributable to the net realized gain on marketable securities.  The Company classifies the marketable securities as trading or available-for-sale per ASC 320 – Investments – Debt & Equity Securities.

Interest income earned was $15,000 in fiscal year 2013 compared to $40,000 earned in fiscal year 2012.  This is attributable to the declining interest rate environment over the past fiscal year.

Contractual Obligations

The following table summarizes our contractual obligations at January 31, 2013:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	$64.5	$25.8	$38.7	$—	$—
Total	$64.5	$25.8	$38.7	$—	$—

Liquidity and Capital Resources

As of January 31, 2013, our principal source of liquidity, cash and cash equivalents, was $8.9 million, a decrease of $1.5 million from $10.4 million at January 31, 2012.  The decrease is primarily due to the use of $1.8 million in cash for the repurchase of our common stock during that time period.  Net trade receivables were $1.3 million at January 31, 2013 and 2012.

 Our total assets decreased approximately 24% from $18.4 million at January 31, 2012 to $13.9 million at January 31, 2013 primarily due to the decline in market value of our investment in ModusLink that amounted to $2.0 million net of tax effect and the stock buyback of $1.8 million discussed above.  Stockholders’ equity decreased approximately 12% from $14.9 million at January 31, 2012 to $13.1 million at January 31, 2013.  This is primarily attributable to stock buyback of $1.8 million.  The ratio of current assets to current liabilities was 24:1 compared to 10:1 last year.  Our operating activities during fiscal 2013 used $0.3 million in cash, compared to $0.6 million provided by operating activities in fiscal 2012.

We significantly scaled back our investing activities during the fiscal year ended January 31, 2013 that provided $0.5 million in cash, compared to our investing activities using $2.7 million in cash in fiscal 2012.

Our financing activities used $1.8 million in cash for the buyback of our common stock in fiscal year 2013, compared to providing $0.1 million from stock option exercises in fiscal 2012.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements on page F – 1.

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

Based on the results of our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2013.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2013 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective, as described above, as of January 31, 2013.  We have reviewed the results of management’s assessment with our Audit Committee.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that was conducted during the fiscal quarter ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Inherent Limitations on Effectiveness of Controls

Our management, comprised of our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all frauds.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information concerning the directors, executive officers and corporate governance of the Company is incorporated herein by reference from the sections entitled “Proposal No.  1, Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Business Conduct and Ethics” contained in the definitive proxy statement of the Company to be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year end of January 31, 2013, for its annual stockholders’ meeting for 2013 (the “Proxy Statement”).

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)   (1) Financial Statements:

See Index to Consolidated Financial Statements on page F-1

(a)   (2) Financial Statement Schedule:

Not applicable.

(a)   (3) Exhibits

The exhibits required by Item 601 of Regulation S-K are set forth below in Item 15(b).

(b) Exhibits:

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit Number

3.1	Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-09357) filed August 27, 1996.

3.2	Amended and Restated Bylaws of the Company dated June 7, 2008, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 10, 2008.

10.1 (1)
1996 Equity Incentive Plan, amended and restated as of September 17, 1998, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-73562) filed November 16, 2001.

10.2 (1)	2005 Incentive Award Plan, incorporated by reference to Appendix A to the Company’s proxy statement filed on May 16, 2005.

10.3 (1)	Amended and Restated 2005 Incentive Award Plan, dated November 1, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2010.

10.4 (1)	Form of 2005 Incentive Award Plan Stock Option Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2012.

10.5 (1)	Form of 2005 Incentive Award Plan Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.

10.6 (1)	Form of Indemnification Agreement, incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-3/A (File No. 333-60284), filed July 27, 2001.

10.7 (1)	Employment Agreement between the Company and Timothy E. Brog dated as of August 26, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 30, 2010.

10.8 (1)
Amended and Restated Employment Agreement between the Company and William Neil dated as of July 18, 2011, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 21, 2011.

10.9 (1)	Employment Agreement between the Company and Yi Tsai dated as of January 1, 2013, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2013.

10.10 (2)
PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and the Company dated July 23, 1999, incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002.

10.11 (2)
Amendment No. 30 to PostScript Software Development License and Sublicense Agreement between Adobe Systems Incorporated and the Company dated as of June 30, 2008, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2008.

10.12 (2)
Master Technology License Agreement between Konica Corporation and the Company dated January 16, 2000, incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002.

10.13
Master Technology License Agreement between Kyocera Corporation and the Company dated April 1, 1997, incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002.

10.14 (2)
Master Technology License Agreement between Oki Data Corporation and Peerless Systems Imaging Products, Inc. dated incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002.

10.15
Master Technology License Agreement between Seiko Epson Corporation and Peerless Systems Imaging Products, Inc. dated April 1, 2000, incorporated by reference to Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002.

10.16 (2)
Nest Office SDK Development and Reseller Agreement Statement of Work 8 to BDA No.  N-A-1 between Novell, Inc. and Peerless Systems Networking dated August 17, 1999, incorporated by reference to Exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q for the period ended

10.17 (2)
Amendment No. 1 to Statement of Work 8 to BDA No.  N-A-1 between Novell, Inc. and the Company dated January 10, 2002, incorporated by reference to Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002.

10.18
Business Development Agreement between Novell and Auco, Inc. dated September 20, 1996, incorporated by reference to Exhibit 10.57 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002.

10.19 (2)
Asset Purchase Agreement by and between Kyocera-Mita Corporation and Peerless Systems Corporation, dated as of January 9, 2008, incorporated by reference to Exhibit XX to the Company’s Current Report on Form 8-K filed January 10, 2008.

21	Registrant’s Wholly-Owned Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm-Mayer Hoffman McCann P.C.

23.2	Consent of Independent Registered Public Accounting Firm-Ernst & Young LLP.

24.1	Power of Attorney. Reference is made to the signature page to this Annual Report on Form 10-K.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

(1)	Management contract or compensatory plan or arrangement.

(2)	Subject to a Confidential Treatment Order.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of April, 2013.

Peerless Systems Corporation

By:	/s/ Timothy E. Brog
Timothy E. Brog
Chairman and Chief Executive Officer

/s/ Yi Tsai
Yi Tsai
Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Yi Tsai and Timothy Brog, his attorneys-in-fact, each with the power of substitution, for him/her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Timothy E. Brog	Director	April 29, 2013
Timothy E. Brog

/s/ Matthew Dickman	Director	April 29, 2013
Matthew Dickman

/s/ Jeffrey A. Hammer	Director	April 29, 2013
Jeffrey A. Hammer

/s/ Gerald Stein	Director	April 29, 2013
Gerald Stein

PEERLESS SYSTEMS CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Peerless Systems Corporation

We have audited the accompanying consolidated balance sheet of Peerless Systems Corporation as of January 31, 2013, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peerless Systems Corporation as of January 31, 2013, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Mayer Hoffman McCann P.C.

Boston, Massachusetts
April 29, 2013

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

/s/ Ernst & Young LLP

Los Angeles, California
April 27, 2012

PEERLESS SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years Ended January 31,
	2013	2012

Revenues	$2,493	$3,650
Cost of revenues	227	726
Gross margin	2,266	2,924
Operating expenses
Sales and marketing	123	127
General and administrative	1,453	2,361
Total operating expenses	1,576	2,488
Income from operations	690	436
Other income, net	173	1,751
Income before income taxes	863	2,187
Provision for (benefit from) income taxes	(907)	825
Net income	$1,770	$1,362
Basic earnings per share	$0.56	$0.42
Diluted earnings per share	$0.53	$0.40
Weighted average common shares - outstanding — basic	3,167	3,212
Weighted average common shares - outstanding — diluted	3,336	3,407

The accompanying notes are an integral part of these consolidated financial statements.

 PEERLESS SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended January 31,
	2013	2012
Net income	$1,770	$1,362
Changes in unrealized (losses) gains in available for sale securities, net of taxes	(1,599)	1,322
Reclassification adjustment for gains included in net income	(380)	(53)
Foreign currency translation adjustment, net of taxes	-	(43)
Total comprehensive income (loss), net of taxes	$(209)	$2,588

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 31, 2013	January 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$8,866	$10,433
Marketable securities	2,910	6,588
Trade accounts receivable, net	1,346	1,267
Deferred tax assets	495	-
Income tax receivable	231	21
Prepaid expenses and other current assets	65	56
Total current assets	13,913	18,365
Other assets	4	4
Total assets	$13,917	$18,369

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued wages and compensated absences	$103	$330
Accrued product licensing costs	315	218
Deferred tax liability	-	688
Other current liabilities	143	614
Total current liabilities	561	1,850
Other liabilities
Tax liabilities	276	1,643
Total liabilities	837	3,493
Stockholders’ equity:
Common stock, $.001 par value 30,000 shares authorized, 19,588 issued at January 31, 2013 and 19,502 issued at January 31, 2012	18	18
Additional paid-in capital	57,534	57,177
Retained earnings	6,626	4,856
Accumulated other comprehensive income (loss)	(657)	1,322
Treasury stock, 16,460 at January 31, 2013 and 15,951 at January 31, 2012	(50,441)	(48,497)
Total stockholders’ equity	13,080	14,876
Total liabilities and stockholders’ equity	$13,917	$18,369

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Treasury Stock		Additional Paid - In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, February 1, 2011	19,313	$18	15,951	$(48,497)	$56,689	$3,494	$96	$11,800
Issuance of restricted stock	84	-	-	-	320	-	-	320
Exercise of stock options	144	-	-	-	139	-	-	139
Shares withheld from exercise of stock options	(39)	-	-	-	(57)	-		(57)
Stock based compensation expense	-	-	-	-	86	-	-	86
Net income	-	-	-	-	-	1,362	-	1,362
Reclassification adjustment for realized gains included in net income	-	-	-	-	-	-	(53)	(53)
Foreign currency translation adjustment, net of taxes	-	-	-	-	-	-	(43)	(43)
Unrealized gain on marketable securities, net of taxes	-	-	-	-	-	-	1,322	1,322

Balances, January 31, 2012	19,502	18	15,951	(48,497)	57,177	4,856	1,322	14,876
Issuance of restricted stock	18	-	-	-	-	-	-	-
Forfeitures of restricted stock	(14)	-	-	-	-	-	-	-
Exercise of stock options	95	-	-	-	116	-	-	116
Shares withheld from exercise of stock options	(13)	-	-	-		-	-	-
Purchase of Treasury Stock	-	-	509	(1,944)	-	-		(1,944)
Stock based compensation expense	-	-	-	-	241	-	-	241
Net income	-	-	-	-	-	1,770	-	1,770
Reclassification adjustment for realized gains included in net income	-	-	-	-	-	-	(380)	(380)
Changes in unrealized (losses) gains in available for sale securities, net of taxes	-	-	-	-	-	-	(1,599)	(1,599)

Balances, January 31, 2013	19,588	$18	16,460	$(50,441)	$57,534	$6,626	$(657)	$13,080

 The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended January 31,
	2013	2012

Cash flows from operating activities:
Net income	$1,770	$1,362
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	-	21
Share-based compensation	241	406
Realized gain on securities	(58)	(1,838)
Deferred tax expense	45	724
Effects of liquidation of subsidiary	-	(42)
Changes in operating assets and liabilities:
Trade accounts receivables	(79)	577
Income tax receivable	(210)	183
Prepaid expenses and other assets	(8)	11
Accrued product licensing costs	97	(465)
Other liabilities	(699)	464
Tax liabilities	(1,367)	(769)
Net cash provided by (used in) operating activities	(268)	634
Cash flows from investing activities:
Purchases of marketable securities	(194,994)	(391,425)
Proceeds from sale of marketable securities	195,535	388,758
Net cash provided (used in) by investing activities	541	(2,667)
Cash flows from financing activities:
Purchase of employee stock option		(22)
Taxes withheld for employee stock options exercise		(19)
Proceeds from exercise of common stock options	5	123
Purchase of treasury stock	(1,845)	-
Net cash provided by (used in) financing activities	(1,840)	82
Net decrease in cash and cash equivalents	(1,567)	(1,951)
Cash and cash equivalents, beginning of period	10,433	12,384
Cash and cash equivalents, end of period	$8,866	$10,433

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$601	$685
Non-cash Investing and Financing Activities
Treasury stock acquired in connection with option exercise	$99	-

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

Liquidity: As of January 31, 2013, the Company had cumulative retained earnings of $6.6 million; the Company also had cash, cash equivalents and marketable securities of $11.8 million and net working capital of $13.3 million.  The Company has no material financial commitments.  The Company believes that its existing cash and cash equivalents and any cash generated from operations will be sufficient to fund its working capital requirements, capital expenditures and other obligations through the next twelve months.

Principles of Consolidation and Basis of Presentation: The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

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

The Company grants credit terms in the normal course of business to its customers.  The Company continuously monitors collections and payments from its customers and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of any customers to make required payments.  Estimated losses are based primarily on specifically identified customer collection issues.  If the financial condition of any of the Company’s customers, or the economy as a whole, were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Actual results have historically been consistent with management’s estimates. The allowance for doubtful accounts carried a zero balance as of January 31, 2013 and 2012.

The recognition of the Company’s recurring product licensing revenues is dependent, in part, on the timing and accuracy of product sales reports received from the Company’s OEM customers.  These reports are provided only on a calendar quarter basis and, in any event, are subject to delay and potential revision by the OEM.  Therefore, the Company is required to estimate all of the recurring product licensing revenues for the last month of each fiscal quarter and to further estimate all of its quarterly revenues from an OEM when the report from such OEM is not received in a timely manner.  As such, the Company accrued licensing revenues of $467,000 and $517,000 for the year ended January 31, 2013 and 2012, respectively. In the event the Company is unable to estimate such revenues accurately prior to reporting financial results, the Company may be required to adjust revenues in subsequent periods.

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

Marketable Securities: The Company makes investments of cash in liquid interest bearing accounts and marketable securities. Marketable securities, at January 31, 2013, are classified as available-for-sale, in accordance with ASC 320, “Investments – Debt and Equity Securities”, and are stated at fair market value, with any unrealized gains or losses reported as other comprehensive income (loss) under shareholders’ equity in the accompanying consolidated balance sheets.  Realized gains or losses and declines in value that are other than temporary, if any, on available-for-sale securities are calculated using the average cost method and are reported in other income or expense as incurred.

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

Property and Equipment: Property and equipment are stated at cost, less accumulated depreciation.  Depreciation on property and equipment is calculated using the straight-line method as follows:

Computers and other equipment (years)	3	to	5
Furniture (years)		10
Leasehold improvements	Shorter of useful life or lease term

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

For fees on multiple element software arrangements, values are allocated among the elements based on vendor specific objective evidence of fair value (“VSOE”).  The Company generally establishes VSOE based upon the price charged when the same elements are sold separately.  When VSOE exists for all undelivered elements, but not for the delivered elements, revenue is recognized using the “residual method.”  If VSOE does not exist for the undelivered elements, all revenue for the arrangement is deferred until the earlier of the point at which such VSOE does exist for the undelivered elements or all elements of the arrangement have been delivered, unless the only undelivered element is a service in which revenue from the delivered element is recognized over the service period.

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

Income Taxes: Deferred income taxes are recognized for the tax consequences in future years resulting from differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to reverse.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.  Income tax provision is the tax payable for the period and the change during the period in net deferred income tax assets and liabilities.  See Note 5.

Comprehensive Income: In accordance with ASC 220, “Comprehensive Income,” all components of comprehensive income, including net income, are reported in the consolidated financial statements in the period in which they are recognized.  Other comprehensive income includes unrealized gains and losses on available-for-sale securities. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.  The Company’s accumulated other comprehensive income (loss) for fiscal years ended January 31, 2013 and 2012 consisted of net income, unrealized gains, and foreign currency translation gains and is reported in stockholders’ equity.

Earnings Per Share: Basic earnings per share (“basic EPS”) is computed by dividing net income available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period.  The computation of diluted earnings per share (“diluted EPS”) is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares include outstanding options under the Company’s employee stock option plan and incrementally vested service-vesting restricted stock awards (which are included under the treasury stock method).  A reconciliation of basic EPS to diluted EPS is presented in Note 6 to the Company’s consolidated financial statements.

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

Recent Accounting Pronouncements:  In June 2011, the FASB issued ASU 2011-05 to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity.  ASU 2011-05 became effective for the Company beginning February 1, 2012, and the Company was required to apply it retrospectively. The adoption of this standard has only impacted the presentation of our consolidated financial statements and has had no impact on the reported results.

2.   Cash, Cash Equivalents and Marketable Securities:

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

As of January 31, 2013 and 2012, cash, cash equivalents and marketable securities included the following (in thousands):

January 31, 2013
	Cost	Unrealized Gains		Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash and cash equivalents	$8,866		$-	$-	$-	$8,866
Exchange traded marketable securities	3,970			(1,060)	-	2,910
Total	$12,836	$		$(1,060)	$-	$11,776

January 31, 2012
	Cost	Unrealized Gains	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash and cash equivalents	$10,433	$-	$-	$-	$10,433
Exchange traded marketable securities	4,453	2,135	-	-	6,588
Total	$14,886	$2,135	$-	$-	$17,021

Cash equivalents are comprised of money market funds which are traded in an active market with no restrictions and money market savings accounts. As of January 31, 2013, cash and cash equivalents were $8.9 million and marketable securities were valued at $2.9 million.

A majority of our marketable securities, as of January 31, 2013 and 2012, is the Company’s position in ModusLink.  We held 1,000,000 and 1,053,980 shares of ModusLink common stock as of January 31, 2013 and 2012, respectively.

 3. Stock Option and Purchase Plan:

The Company has certain plans which provide for the grant of incentive stock options to employees and non-statutory stock options, restricted stock purchase awards and stock bonuses to employees, directors and consultants.  The terms of stock options granted under these plans generally may not exceed 10 years.  Options granted under these plans vest at the rate specified in each optionee’s agreement, generally over three or four years.  Since July 1996, an aggregate of 5.2 million shares of common stock have been authorized for issuance under the various option plans.

Compensation expenses for share-based awards granted are recognized using a straight-line, or single-option method.  The Company recognizes these compensation costs over the service period of the award, which is generally the option vesting term of three or four years.  In determining the fair value of options granted the Company primarily uses the Black-Scholes model and assumes no dividends per year.  During fiscal 2013, the Company used the weighted average expected lives of 7.80 years, expected volatility of 42.5%, and weighted average risk free interest rate of 1.75%.  During fiscal 2012, the Company used the weighted average expected lives of 8.2 years, expected volatility of 50%, and weighted average risk free interest rate of 2.42%.

In fiscal 2013 and 2012, the Company recorded a total of $139,000 and $86,000, respectively, in stock option expense related to stock options awarded.

The valuation methodologies and assumptions in estimating the fair value of stock options that were granted in fiscal 2013 were similar to those used in estimating the fair value of stock options granted in fiscal 2012.  The Company uses historical volatility of Peerless’ stock price as a basis to determine the expected volatility assumption to value stock options.  The expected volatility was calculated based upon the changes in the price of the Company’s common stock over a five year period.   The expected dividend yield is based on Peerless’ practice of not paying dividends.  The risk-free rate of return is based on the yield of a U.S. Treasury instrument with terms approximating or equal to the expected term of the option.  The expected life in years is based on historical actual stock option exercise experience.

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

2005 Incentive Stock Option Plan: In June 2005, stockholders approved the Company’s 2005 Equity Incentive Plan (the “2005 Incentive Plan”).  The Board authorized and reserved 500,000 shares together with the 289,000 shares remaining under the 1996 Incentive Plan which was terminated as authorized by the stockholders.

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

The following represents option activity under the 1996 Incentive Plan and 2005 Incentive Plan for the fiscal years ended January 31, 2013 and 2012:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts)
Balance outstanding January 31, 2011	700	$2.14
Granted	60	$3.55
Exercised	(144)	$1.64
Canceled or expired	(42)	$2.44
Balance outstanding January 31, 2012	574	$2.39	6.40	$895
Granted	82	3.92
Exercised	(95)	$1.65
Canceled or expired	(48)	$2.97
Balance outstanding January 31, 2013	513	$2.71	6.32	437
Stock options exercisable, January 31, 2013	401	$2.48	5.65	$420

The weighted-average fair value as of date of grant of the options granted during the years ended January 31, 2013 and 2012 were $1.90 and $2.03, respectively.  During the years ended January 31, 2013 and 2012, the total intrinsic value of stock options exercised was $205,341 and $235,917, respectively.  Cash received from stock option exercises in fiscal 2013 and fiscal 2012 was $4,387 and $122,022, respectively.  In addition, the Company also received 26,389 company shares valued at $99,750 in connection with a stock option exercised in fiscal 2013, which was accounted for as treasury stock.

The excess tax benefit from exercised options was approximately $13,730 for the year ended January 31, 2013.  As of January 31, 2013, there was $189,729 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1996 and 2005 Incentive Plans and certain options issued outside these plans.  That cost is expected to be recognized over a weighted-average period of 2.16 years.  The Company issues shares of common stock reserved for such plans upon the exercise of stock options.

During fiscal 2013, the Company granted 17,577 shares of restricted stock to its directors and employees pursuant to the 2005 Incentive Plan.  During fiscal 2013, 52,202 shares of restricted common stock vested with an aggregated fair market value at the vesting dates of $199,794.  The related stock based compensation expense of approximately $102,000 has been recorded for the year ended January 31, 2013, compared to $320,000 for the year ended January 31, 2012, including approximately $189,000 related to the market-based award noted below.

During fiscal 2012, the Company granted 84,085 shares of restricted stock to its directors and employees pursuant to the 2005 Incentive Plan.  During fiscal 2012, 95,573 shares of restricted common stock vested, including 50,000 shares of the market-based award noted below.

On August 26, 2010, the Company granted 200,000 shares of restricted stock to its Chairman and Chief Executive Officer. The Company used a Monte Carlo simulation model valuation technique to determine the fair value of this award because they vest based upon achievement of market price targets or a “market condition.”  One quarter of such shares will vest if prior to August 26, 2013 the average closing price of the Company's common stock on the Nasdaq Capital Market is greater than or equal to the target prices of $3.75, $4.00, $4.25 and $4.50, respectively, for 15 consecutive trading days. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market conditions stipulated in the award and calculates the fair value of each share of the restricted stock.  The Company used the following assumptions in determining the fair value of the awards:

Daily expected stock price volatility	Daily expected mean return on equity	Daily expected dividend yield	Avg. risk-free interest rate
2.759%	0.040%	0.000%	0.003%

The daily expected stock price volatility is based on three-year historical volatility of the Company’s common stock. The daily expected dividend yield is based on annual expected dividend payments and the closing price of the Company’s common stock on the Nasdaq Capital Market on the date of the grant. The average daily risk-free interest rate is based on the three-year treasury yield as of the grant date. Each of the four tranches of the restricted stock grant is calculated to have its own fair value and requisite service period.  The fair value of each tranche is amortized over the lesser of the requisite or derived service period which is up to three years.  These shares had a grant date fair value of $395,000.  As of January 31, 2013, 50,000 shares had vested under this grant.  This award was fully expensed as of January 31, 2012.

The following represents restricted stock activity under the 1996 Incentive Plan and 2005 Incentive Plan for the fiscal years ended January 31, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock awards as of January 31, 2012	245,752	$2.47
Granted	17,577	3.77
Vested	(52,202)	3.23
Forfeited	(14,224)	3.58
Non-vested stock awards as of January 31, 2013	196,903	$2.31

As of January 31, 2013, there was $157,000 of total unrecognized compensation cost related to non-vested stock awards which will be recognized over a weighted-average period of 2.07 years.

4.  Other Current Liabilities:

Other current liabilities at January 31 consisted of the following:

	2013	2012
	(In thousands)
Professional service fees	$87	$183
Accounts payable	51	-
Accrued expenses	5	99
Broker payable	-	332

Total other current liabilities	$143	$614

5.  Income Taxes:

The income tax provision (benefit) for the years ended January 31, 2013 and 2012 consisted of:

	2013	2012
	(In thousands)
Current:
Federal	$(1,013)	$809
State	73	151
Foreign	-	4
	$(940)	$964

Deferred:
Federal	$20	$(112)
State	(1)	(13)
	$19	$(125)
Less: Change in valuation allowance	14	(14)

Income tax provision (benefit)	$(907)	$825

As of January 31, 2013, the Company had net deferred tax assets available of approximately $495,000, which consisted primarily of the net tax effect on unrealized losses on marketable securities which amounted to approximately $404,000.  During the fourth quarter of fiscal 2013, the Company recorded an increase in the valuation allowance of approximately $14,000 related to certain deferred tax assets.  Deferred tax assets or deferred tax liabilities for the years ended January 31, consisted of:

	2013	2012
	(In thousands)
Deferred tax assets (liabilities):
Accrued liabilities	$18	$38
Stock based compensation	97	84
State income taxes	26	51
Unrealized losses on marketable securities	404
Other	47	35
Total deferred tax assets	592	208
Deferred tax liabilities:
Unrealized gains on investments		(813)
Subtotal	592	(605)
Valuation allowance	(97)	(83)

Net deferred income tax asset (liability)	$495	$(688)

 The provision (benefit) for income taxes for the years ended January 31, 2013 and 2012 differed from the amount that would result from applying the federal statutory rate as follows:

	2013		2012
Statutory federal income tax rate	34.0%		34.0%
State tax	5.5		4.2
Foreign provision	-		0.2
Stock based compensation	0.7		0.2
Other	(0.2)		(0.2)
Dividend received deduction	-		(0.1)
Reserve for uncertain tax positions	(146.7)		-
Change in valuation allowance	1.6		(0.6)
Provision for income taxes	(105.1	) %	37.7%

 Excluding the effect of the tax liability reversal discussed below, the effective tax rates on income from operations were 41.5% and 37.5% for the fiscal years ended January 31, 2013 and 2012, respectively. The effective tax rate for the fiscal year 2013 was higher than the statutory rate primarily due to a discrete tax expense related to a state income tax assessment of approximately $20,000 on a tax return filed for the fiscal year ended January 31, 2011, and the changes in valuation allowance related to certain deferred tax assets.

The Company utilized all of its federal net operating losses of approximately $2.3 million to reduce its taxable income during the first three fiscal quarters of fiscal 2011.  The Company also used the maximum amount of research and development credits of $0.9 million in the State of California to offset income for the first three fiscal quarters of fiscal 2011.   Substantially all of the Company’s remaining deferred tax assets were permanently impaired due to a deemed ownership change in connection with the Company’s self-tender offer completed on November 10, 2010.  The deemed ownership change occurred pursuant to Section 382 of the Internal Revenue Code and resulted in the permanent impairment of approximately $2.3 million of research and development credits and approximately $608,000 in net operating losses in the State of California.

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

There was no cumulative effect of adopting ASC 740-10 to the February 1, 2007 retained earnings balance.  On the date of adoption, the Company had $2.0 million of unrecognized tax benefits, all of which would reduce its effective tax rate if recognized.  A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal years 2013 and 2012 is as follows:

	2013	2012
	(In thousands)
Beginning balance	$1,643	$1,599
Additions based on tax positions related to current year	9	44
Subtractions for tax positions of prior years	(1,376)	-
Ending balance	$276	$1,643

During fiscal year 2013, the Company reversed $1,376,000 of tax liabilities, consisting of $1,265,000 in an unrecognized tax benefit and approximately $111,000 in related accrued interest expense.  This reversal of tax liabilities related to an unrecognized tax benefit from the Company’s tax position taken for the fiscal year ended January 31, 2009, in connection with the completion of the three year statute of limitations period applicable to the corresponding tax return.  The remaining balance of $276,000 in unrecognized tax benefit, when recognized, would favorably affect the Company’s effective tax rate.  The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Interest and penalties related to income tax liabilities is included in the line item Other income, net on the Consolidated Statements of Income.  The Company’s tax returns for the fiscal years ended January 31, 2010 through January 31, 2012 remain open to examination by the tax authorities, except the California tax returns, which are open to examination for the fiscal years ended January 31, 2009 through January 31, 2012.

In assessing whether the deferred tax assets can be realized, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible.  The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  The Company believes it is more likely than not that certain deferred tax assets related to share-based compensation will not be realized and has maintained a valuation allowance of $97,000 at January 31, 2013.

 6.  Earnings Per Share:

Earnings per share for the years ended January 31, is calculated as follows:

	2013			2012
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic EPS
Earnings available to common stockholders	$1,770	3,167	$0.56	$1,362	3,212	$0.42
Effect of Dilutive Securities
Restricted Shares	-	1	-	-	17	-
Options	-	168	-	-	178	-
Diluted EPS
Earnings available to common stockholders with assumed conversions	$1,770	3,336	$0.53	$1,362	3,407	$0.40

Potentially dilutive options in the aggregate of approximately 145,000 and 100,000 in fiscal years 2013 and 2012, respectively, have been excluded from the calculation of the diluted income per share based on (i) the fact that the exercise prices of such options exceeds the average stock price and (ii) the number of buy back shares exceeded the assumed shares issued upon exercise of options.  For these reasons, these options were considered anti-dilutive.

 7. Common Stock Repurchases:

During the fiscal year ended January 31, 2013, the Company repurchased 482,111 shares of its common stock for an aggregate purchase price of $1,845,276.  In addition, the Company also received 26,389 shares valued at $99,750 from a former employee in consideration for his option exercise for 75,000 shares of the Company common stock.

From February 1, 2013 through April 23, 2013, the Company repurchased an additional 66,162 shares of its common stock for an aggregate purchase price of $230,652.

8.  Employee Savings Plan:

The Company maintains an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code (the “Code”) for its full-time employees.  The plan allows employees to make specified percentage pretax contributions up to the maximum dollar limitation prescribed by the Code.  The Company matches 50% of employee contributions up to a maximum of $2,000 per employee per year. Company contributions to the plan during the years ended January 31, 2013 and 2012 were $5,300 and $11,400, respectively.

9.  Segment Reporting:

The Company operates in one reportable business segment, Imaging.  Peerless provides software-based digital imaging and networking technology for digital document products and provides directory and management software for networked storage devices and integrates proprietary software into enterprise networks of OEMs.

A limited number of these OEM customers continue to provide a substantial portion of our revenues in fiscal 2013 and fiscal 2012.  These were four OEM customers, namely Novell, KMC, Oki Data and XIP, constituted customers representing 10% or more of our total revenues in fiscal 2013 and/or fiscal 2012, and collectively accounted for 70% and 92% of our revenues for fiscal 2013 and fiscal 2012, respectively.

The Company’s assets are located in the United States.  The Company’s revenues for the years ended January 31, 2013 and 2012 which are transacted in U.S. dollars are derived based on sales to customers in the following geographic regions:

	Years Ended January 31,
	2013	2012
	(In thousands)
United States	$1,511	$2,265
Japan	978	1,354
Other	4	31
	$2,493	$3,650

 10.  Commitments:

Operating Leases: The Company subleases its offices in Stamford, Connecticut and entered into a new sub-lease agreement dated January 25, 2013 for a term of two years and six months.  Future minimum rental payments under long-term operating leases for the years ending January 31 are as follows:

(In thousands)
2014	$25.8
2015	25.8
2016	12.9
$64.5

Total rental expense was $24,677 and $38,760 for the years ended January 31, 2013 and 2012, respectively.

11.  Other Income:

During fiscal year 2013, the Company reported approximately $173,000 of other income, representing primarily $111,000 of reversal of accrued interest expenses related to tax liabilities and $58,000 of realized gains on marketable securities.

During fiscal year 2012, the Company recorded approximately $1.8 million of other income. This is the net amount of other income and expenses, consisting primarily of $1.8 million of realized gains on marketable securities.  Costs associated with the ModusLink proxy contest were also included in this amount.

12.  Risks and Uncertainties:

Concentration of Credit Risk: The Company’s credit risk in accounts receivable (trade and unbilled), which are generally not collateralized, is concentrated with customers which are OEMs of laser printers and printer peripheral technologies.  The financial loss, should a customer be unable to meet its obligation to the Company, would be equal to the recorded accounts receivable.  At January 31, 2013, three customers collectively represented approximately 90% of total accounts receivable and three customers collectively represented approximately 91% at January 31, 2012.

A significant portion of the Company’s revenue is generated from recurring quarterly shipments made by its OEM customers.  In the past, block licenses and perpetual licenses contributed to more of the Company’s revenue. Recurring revenue from quarterly shipments represented 100% in fiscal 2013 because there were no block licenses or perpetual licenses sold during that period, compared to 78% in fiscal year 2012 when a block license of $0.8 million was sold.  Revenue from recurring quarterly shipments from our customers exposes us to more credit risk as payments are made on a quarterly basis, rather than with block licenses which are paid in advance.

Litigation: The Company is involved from time to time in various claims and legal actions incident to its operations, either as plaintiff or defendant.  In the opinion of management, after consulting with legal counsel, no claims are currently expected to have a material adverse effect on the Company’s financial position, operating results, or cash flows.

License Agreements:  The Company's historical business has consisted of (i) products with Peerless developed intellectual property, (ii) products based upon an agreement with Novell (“Novell”) and (iii) products based upon an agreement with Adobe Systems Corporation (“Adobe”) to bundle and sublicense Adobe’s licensed products into products for OEMs. The Company’s agreement with Adobe to bundle and sublicense Adobe’s licensed products into new OEM products expired on March 31, 2010.  The Company is unlikely to be able to transition its customer base to another provider which will have an impact on Adobe related licensing revenues for the coming years. Our revenues from licensing products that include Adobe technology were approximately $0.7 million and $1.7 million for fiscal 2013 and 2012, respectively.

 13.  Subsequent Events:

The Company has evaluated subsequent events through the date these consolidated financial statements were issued and concluded no other subsequent events required disclosure or recognition.