Form 10-Q
period 2013-04-30
PEERLESS SYSTEMS CORP
filed 2013-06-13
CIK 897893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

or

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

The number of shares of common stock outstanding as of June 10, 2013 was 3,001,455.

PEERLESS SYSTEMS CORPORATION INDEX

FORWARD-LOOKING STATEMENTS

Statements made by us in this report and in other reports and statements released by us that are not historical facts may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements are necessarily estimates reflecting the judgment of our senior management based on our current estimates, expectations, forecasts and projections and include comments that express our current opinions about trends and factors that may impact future strategy, strategic alternatives or operating results.  Disclosures that use words such as “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect,” “project” or the negative of these, as well as similar expressions, are intended to identify forward-looking statements.  These statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievement, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements.  We discuss such risks, uncertainties and other factors which could cause results to differ materially from management’s expectations throughout this report. Additional information regarding factors that could cause results to differ materially from management's expectations is found in the section entitled "Risk Factors" in our 2013 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”).  Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below.

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

PART I—FINANCIAL INFORMATION

Item 1 — Financial Statements.

PEERLESS SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 30, 2013	January 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$10,578	$8,866
Marketable securities	1,386	2,910
Trade accounts receivable, net	1,666	1,346
Deferred tax assets	307	495
Income tax receivable	144	231
Prepaid expenses and other current assets	72	65
Total current assets	14,153	13,913
Other assets	6	4
Total assets	$14,159	$13,917

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued wages and compensated absences	$70	$103
Accrued product licensing costs	323	315
Other current liabilities	150	143
Total current liabilities	543	561
Other liabilities
Tax liabilities	278	276
Total liabilities	821	837
Stockholders’ equity:
Common stock, $.001 par value, 30,000 shares authorized, 19,557 issued at April 30, 2013 and 19,588 issued at January 31, 2013	18	18
Additional paid-in capital	57,578	57,534
Retained earnings	6,761	6,626
Accumulated other comprehensive loss, net of taxes	(339)	(657)
Treasury stock, 16,528 at April 30, 2013 and 16,460 at January 31, 2013	(50,680)	(50,441)
Total stockholders’ equity	13,338	13,080
Total liabilities and stockholders’ equity	$14,159	$13,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

	Three Months Ended April 30,
	2013	2012

Revenues	$1,101	$614
Cost of revenues	128	52
Gross margin	973	562

Operating expenses
Sales and marketing	28	31
General and administrative	310	405
Total operating expenses	338	436
Income from operations	635	126
Other income (loss), net	(414)	609
Income before income taxes	221	735
Provision for income taxes	86	289
Net income	$135	$446
Basic earnings per share	$0.05	$0.13
Diluted earnings per share	$0.04	$0.13
Weighted average common shares - outstanding — basic	2,910	3,305
Weighted average common shares - outstanding — diluted	3,031	3,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended April 30,
	2013	2012
Net income	$135	$446
Changes in unrealized gains (losses) in available for sale securities, net of taxes	106	(391)
Reclassification adjustment for gains (losses) included in net income	212	(497)

Total comprehensive income (loss), net of taxes	$453	$(442)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended April 30,
	2013	2012

Cash flows from operating activities:
Net income	$135	$446
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share-based compensation	44	73
Realized (gain) loss on securities	417	(614)
Deferred tax expense	-	(616)
Changes in operating assets and liabilities:
Trade accounts receivables	(320)	238
Income tax receivable	87	332
Prepaid expenses and other assets	(9)	29
Accrued product licensing costs	8	(42)
Other liabilities	(26)	(647)
Tax liabilities	2	558
Net cash provided by (used in) operating activities	338	(243)
Cash flows from investing activities:
Purchases of marketable securities	(12,266)	(27,196)
Proceeds from sale of marketable securities	13,879	28,529
Net cash provided by investing activities	1,613	1,333
Cash flows from financing activities:
Purchase of treasury stock	(239)	-
Net increase in cash and cash equivalents	1,712	1,090
Cash and cash equivalents, beginning of period	8,866	10,433
Cash and cash equivalents, end of period	$10,578	$11,523

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

These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013, filed with the SEC on April 29, 2013.  The consolidated results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.

2.  Recent Accounting Pronouncements

 In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which amends Accounting Standards Codification (“ASC”) 220, “Comprehensive Income.” The amended guidance requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amended guidance does not change the current requirements for reporting net income or other comprehensive income. The amendment is effective prospectively for annual periods, and interim periods within those annual periods, beginning after December 15, 2012. The Company believes adoption of this new guidance will not have a material impact on the Company’s financial statements as these updates have an impact on presentation only.

3.  Cash, Cash Equivalents, and Marketable Securities

As of April 30, 2013 and January 31, 2013, cash, cash equivalents, and marketable securities included the following (in thousands):

April 30, 2013
	Cost	Unrealized Gains	Unrealized Losses	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash and cash equivalents	$10,578	$-	$-	$-	$10,578
Exchange traded marketable securities	1,940		(554)	-	1,386
Total	$12,518		$(554)	$-	$11,964

January 31, 2013
	Cost	Unrealized Gains	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash and cash equivalents	$8,866	$-	$-	$-	$8,866
Exchange traded marketable securities	3,970		(1,060)	-	2,910
Total	$12,836	$0	$(1,060)	$-	$11,776

Cash equivalents are comprised of money market funds traded in an active market with no restrictions and money market savings accounts. On a recurring basis, the Company measures its investments, cash equivalents, and marketable securities at fair value.  Cash, cash equivalents, and marketable securities are classified within Level I of the fair value hierarchy because they are valued using observable inputs, such as quoted prices in active markets.

Substantially all of the marketable securities, as of April 30, 2013 and 2012, is the Company’s position in ModusLink.

During the three months ended April 30, 2013, the Company recorded approximately $0.4 million of realized losses on investments as compared to realized gains of $0.6 million for the three months ended April 30, 2012.  Financial instruments purchased with intention to sell over a short period were classified as trading securities.   Realized gains and losses on trading securities were calculated using average cost method.  The Company's investments consist of available-for-sale securities as of April 30, 2013 and January 31, 2013.

4.  Earnings Per Share

Earnings per share (EPS) for the three months ended April 30, 2013 and 2012 are calculated as follows (in thousands, except for per share amounts):

	2013			2012
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic EPS
Earnings available to common stockholders	$135	2,910	$0.05	$446	3,305	$0.13
Effect of Dilutive Securities
Options	—	120	—	—	192	—
Restricted Shares	—	1	—	—	34	—
Diluted EPS
Earnings available to common stockholders with assumed conversions	$135	3,031	$0.04	$446	3,531	$0.13

Potentially dilutive options in the aggregate of approximately 137,650 and 156,750 for the three months ended April 30, 2013 and 2012, respectively, have been excluded from the calculation of the diluted earnings per share, because their effect would have been anti-dilutive, based on (i) the fact that the exercise prices of such options exceeds the average stock price and (ii) the number of buy-back shares exceeded the assumed shares issued upon exercise of options.  Basic and diluted weighted average shares exclude unvested shares of restricted common stock granted to employees and directors.

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

For the three months ended April 30, 2013 and April 30, 2012, the Company recorded a total of approximately $27,000 and $30,000, respectively, in stock option expense related to stock options awarded.

The following represents option activity under the 1996 Equity Incentive Plan and 2005 Incentive Award Plan, as amended and restated, for the three months ended April 30, 2013:

	Options	Weighted	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts)
Balance outstanding January 31, 2013	513	$2.71	6.32	437
Canceled or expired	(30)	$3.55
Balance outstanding April 30, 2013	483	$2.66	5.94	$430
Stock options exercisable, April 30, 2013	414	$2.50	5.49	$420

As of April 30, 2013, there was approximately $103,000 of total unrecognized compensation cost related to unvested option-based compensation arrangements granted under the 2005 plan.  That cost is expected to be recognized over a weighted-average period of 1.58 years.

On March 12, 2012, as part of his semi-annual bonus review, the Company granted options to purchase 50,000 shares of the Company’s common stock with a fair market value of approximately $103,000 to its Chief Executive Officer pursuant to the 2005 Plan, which vest monthly on a ratable basis over a 24 month period.

For the three months ended April 30, 2013 and April 30, 2012, the Company recorded a total of approximately $17,000 and $43,000, respectively, in stock compensation expense related to restricted stock awarded.  The total fair value, based on the price on the day of grant, for restricted stock awards that vested during the three months ended April 30, 2013, was approximately $9,000.  A summary of the Company’s non-vested restricted stock awards as of April 30, 2013 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock awards as of January 31, 2013	196,903	$2.31
Granted	-
Vested	(2,709)	3.24
Forfeited	(30,208)	3.55
Non-vested stock awards as of April 30, 2013	163,986	$2.06

The unrecognized compensation for non-vested restricted stock awards of approximately $36,000 will be recognized over a weighted-average period of 1.0 years.

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

The daily expected stock price volatility is based on three-year historical volatility of the Company’s common stock. The daily expected dividend yield is based on annual expected dividend payments and the closing price of the Company’s common stock on the Nasdaq Capital Market on the date of the grant. The average daily risk-free interest rate is based on the three-year treasury yield as of the grant date. Each of the four tranches of the restricted stock grant is calculated to have its own fair value and requisite service period. The fair value of each tranche is amortized over the lesser of the requisite or derived service period which is up to three years. These shares had a grant date fair value of approximately $395,000. As of April 30, 2013, 50,000 shares had vested under this grant. All stock based compensation expense related to this grant was recognized during fiscal years 2011 and 2012.

6.  Concentration of Revenues

During the three months ended April 30, 2013, three customers, Kyocera Document Solutions, Inc (“KDS”), Oki Data Corporation and Novell Inc. (“Novell”), totaled approximately 90% of the revenues of the Company. During the three months ended April 30, 2012, three customers, Novell, Xerox International Partners and Seiko Epson Corporation represented approximately 95% of the revenues of the Company.

7.  Common Stock Repurchases

During the three months ended April 30, 2013, the Company repurchased 68,441 shares of its common stock for an aggregate purchase price of $238,283, or an average cost of $3.48 per share. From May 1, 2013 through June 10, 2013, the Company repurchased an additional 41,697 shares of its common stock for an aggregate purchase price of $145,168.

8.  Income Taxes

The Company reported tax provision of approximately $86,000 and $289,000 for the three months ended April 30, 2013 and 2012, respectively.  The effective tax rate was 38.9% and 39.3% for the three months ended April 30, 2013 and 2012, respectively.

The majority of the change in deferred tax assets relates to the unrealized loss found in accumulated other comprehensive income (loss). As of April 30, 2013, the Company had a valuation allowance of approximately $109,000 against certain deferred tax assets, for which realization cannot be considered more likely than not at this time. Such deferred tax assets relate to stock compensation expenses incurred by the Company in the form of equity awards. Management assesses the need for the valuation allowance on a quarterly basis.

The Company’s New York State corporate tax returns for the fiscal years 2008 and 2009 are currently under examination. The Company had one employee in New York State during a portion of those periods.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Highlights

For the three months ended April 30, 2013, our revenue increased by 79.3% to $1,101,000 as compared to $614,000 recorded for the same period in 2012. This increase is primarily attributed to two customers who had recently exhausted their block licenses and are currently paying us on a pay-as-you-go basis.

As a part of our on-going cost reduction initiative, we reduced our operating expenses by 22.5% to $338,000 for the three months ended April 30, 2013 as compared to $436,000 reported for the three months ended April 30, 2012.

As a result of the revenue growth and the reduction in operating expenses, our income from operations increased 405% to $635,000 for the three months ended April 30, 2013 as compared to $126,000 recorded for the same period in 2012.

We recorded approximately $417,000 in net realized losses on marketable securities for the three months ended April 30, 2013 as compared to a gain of $614,000 for the three months ended April 30, 2012.

General

We generate revenue from our OEM customers through the licensing of technology related to imaging solutions.  Our product licensing revenues are comprised of recurring per unit and block licensing revenues and perpetual licenses. Licensing revenues are derived from per unit fees paid periodically by our OEM customers upon manufacturing and subsequent commercial shipment of products incorporating the technology which we license.  Licensing revenues are also derived from arrangements in which we enable third party technology, such as solutions from Novell, to be used with our OEM partners’ products.

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

The technology we license has addressed the worldwide market for monochrome printers (21-69 pages per minute) and multifunction printers (“MFP”) (21-110 pages per minute).  This market has been consolidating, and the demand for the technology offered by us has continued to decline since fiscal 2008. The document imaging industry has changed.  Lower cost of development and production overseas as well as increasing complexity of imaging requirements makes us unable to effectively compete in this environment.  As a result, we sold our imaging and networking technologies and certain other assets to KDS in April 2008.  As part of the transaction we retained the right, subject to certain restrictions, to continue licensing the imaging technology that we had previously developed and continue to license third party imaging technologies.  We are currently pursuing other potential investment opportunities.  Our strategy calls for aligning our cost structure with our current and projected revenue streams, maximizing the value of our licensed back technologies and expanding our business through investment opportunities.

Our inability to implement our strategy to enhance stockholder value as well as the declining sales trend of our existing licenses, downward price pressure on the technologies we license, downward pricing pressure on OEM products and the anticipated consolidation of the number of OEMs in the marketplace, may have a material adverse effect on our business and financial results. See “Forward-Looking Statements” above.

Liquidity and Capital Resources

Our total assets at April 30, 2013 were $14.2 million, an increase of 2.2% from $13.9 million as of January 31, 2013. Cash and cash equivalents increased from $8.9 million at January 31, 2013 to $10.6 million at April 30, 2013. Stockholders’ equity at April 30, 2012 was $13.3 million, an increase of $0.2 million from $13.1 million as of January 31, 2013 primarily due to the comprehensive net income of $0.5 million recorded for the three month period ended April 30, 2013 offset by the repurchase of our common stock of approximately $0.2 million.

       At April 30, 2013, our principal source of liquidity, cash and cash equivalents and marketable securities, was $12.0 million, an increase of $0.2 million from January 31, 2013.  This increase is attributable to net cash provided by operating activities and partially offset by the amount spent on the repurchase of our common stock.

Critical Accounting Policies

We describe our significant accounting policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended January 31, 2013. There has been no change in our significant accounting policies since January 31, 2013.

Results of Operations

Revenues

Revenues were $1,101,000 for the three months ended April 30, 2013, compared to $614,000 for the three months ended April 30, 2012.  This 79.3% increase is primarily attributable to two customers who had recently exhausted their block licenses and are currently paying us on a pay-as-you-go basis.

Cost of Revenues

Total cost of revenues were $128,000 or 11.6% of revenues for the three months ended April 30, 2013, compared to $52,000 or 8.5% of revenue for the three months ended April 30, 2012.

 Gross Margin

Our gross margins were 88.4% and 91.5% for the three months ended April 30, 2013 and April 30, 2012, respectively. The decrease in gross margins was the result of more fees being paid to third parties due to a change in the product mix generating licensing revenues.

Operating Expenses

Total operating expenses decreased 22.5% to $338,000 for the three months ended April 30, 2013, from $436,000 for the three months ended April 30, 2012.

•	Sales and marketing expenses decreased 10% to approximately $28,000 for the three months ended April 30, 2013 from approximately $31,000 for the three months ended April 30, 2012.

•

General and administrative expenses decreased 23% to $310,000 for the three months ended April 30, 2013 from $405,000 for the three months ended April 30, 2012.  The decrease was due to lower headcount, lower stock-based compensation costs and the Company’s continued cost reduction efforts in general.

Income from Operations

Income from operations was $635,000 for the three months ended April 30, 2013, compared to $126,000 for the three months ended April 30, 2012.  This 405% increase is primarily attributable to the 79.3% increase in revenue, and also attributable in part to lower operating expenses.

Other Income (Loss), Net

Other income (loss), net was a loss of $414,000 for the three months ended April 30, 2013, as compared to a gain of $609,000 for the three months ended April 30, 2012, due to realized losses on sales of marketable securities in the current period.

Income before income tax for the three months ended April 30, 2013 was $221,000, representing a 70% decrease as compared to $735,000 reported for the three months ended April 30, 2012. This decline was caused by the $1,023,000 negative change in other income (loss) net, partially offset by the $509,000 improvement in income from operations.

Income Taxes

The Company reported tax provision of approximately $86,000 and $289,000 for the three months ended April 30, 2013 and 2012, respectively.  The effective tax rate was 38.9% and 39.3% for the three months ended April 30, 2013 and 2012, respectively.

Net Income

Our net income for the three months ended April 30, 2013 was approximately $135,000 or $0.05 per basic share and $0.04 per diluted share, compared to a net income of approximately $446,000, or $0.13 per basic and diluted share, for the three months ended April 30, 2012. We had 2.9 million and 3.3 million weighted average shares of common stock outstanding for the three months ended April 30, 2013 and April 30, 2012, respectively, used for the calculation of basic earnings per share.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk.

We have investments in marketable securities that are classified and accounted for as available-for-sale as of April 30, 2013.

Our investment in ModusLink is also subject to the risk factors set forth in ModusLink’s filings with the SEC, including, but not limited to, ModusLink’s Annual Report on Form 10-K filed on January 11, 2013 and the Quarterly Reports on Form 10-Q filed on March 12, 2013 and June 10, 2013.

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

For the period ended April 30, 2013 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2013, our disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting

In the three months ended April 30, 2013, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1A — Risk Factors.

There have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013 (the “Form 10-K”).  Please refer to that section of the Form 10-K for disclosures regarding the risks and uncertainties related to our business.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.

The following table indicates the Company’s repurchases of shares of its common stock during the three months ended April 30, 2013 on a month-by-month basis.  All of these purchases were made under the Company’s share repurchase program adopted by the Board.

Period	(a) Total Number of Shares purchased During the Period	(b) Average Price Paid Per Share	(c) Cumulative Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of shares that May Yet Be Purchased Under the Plans or Programs
Feb. 1 to Feb. 28, 2013	1,955	$3.49	3,070,875	929,125
Mar. 1 to Mar. 31, 2013	6,960	$3.39	3,077,835	922,165
Apr. 1 to Apr. 30, 2013	59,526	$3.49	3,137,361	862,639
Total	68,441	$3.48

The share repurchase plan was approved by the Board in July 2008 pursuant to Rule 10b5-1 of the Exchange Act.  Under this plan, the Company was authorized to repurchase up to 2,000,000 shares of its common stock.  On June 5, 2009, the Board authorized the expansion of the original plan to purchase an additional 2,000,000 shares.

As of April 30, 2013, the Company had repurchased a total of 3,137,361 shares for an aggregate consideration of approximately $7,193,000, effectively returning capital to stockholders. The Company believes the share repurchase plan increases stockholder value.

Item 6 — Exhibits.

Exhibit 3.1	Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-09357) filed August 27, 1996.
Exhibit 3.2	Amended and Restated Bylaws of the Company dated June 7, 2008, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 10, 2008.
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Peerless Systems Corporation

By:	/s/ Timothy E. Brog
Chairman and Chief Executive Officer

/s/ Yi Tsai
Chief Financial Officer

Date: June 13, 2013

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
Exhibit 3.1	Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-09357) filed August 27, 1996.
Exhibit 3.2	Amended and Restated Bylaws of the Company dated June 7, 2008, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 10, 2008..
Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

*Filed herewith.

**Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.