Form 10-Q
period 2013-07-31
PEERLESS SYSTEMS CORP
filed 2013-09-12
CIK 897893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

or

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

The number of shares of common stock outstanding as of September 9, 2013 was 2,860,429.

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

PART I—FINANCIAL INFORMATION

Item 1 — Financial Statements.

PEERLESS SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 31, 2013	January 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$11,202	$8,866
Marketable securities	563	2,910
Trade accounts receivable, net	1,009	1,346
Deferred tax assets	109	495
Income tax receivable	322	231
Prepaid expenses and other current assets	73	65
Total current assets	13,278	13,913
Other assets	6	4
Total assets	$13,284	$13,917

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued wages and compensated absences	$64	$103
Accrued product licensing costs	242	315
Other current liabilities	104	143
Total current liabilities	410	561
Other liabilities
Tax liabilities	280	276
Total liabilities	690	837
Stockholders’ equity:
Common stock, $.001 par value, 30,000 shares authorized, 19,679 issued at July 31, 2013 and 19,588 issued at January 31, 2013	19	18
Additional paid-in capital	57,967	57,534
Retained earnings	6,362	6,626
Accumulated other comprehensive loss, net of taxes	(43)	(657)
Treasury stock, 16,814 at July 31, 2013 and 16,460 at January 31, 2013	(51,711)	(50,441)
Total stockholders’ equity	12,594	13,080
Total liabilities and stockholders’ equity	$13,284	$13,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012

Revenues	$847	$451	$1,948	$1,065
Cost of revenues	43	(8)	171	44
Gross margin	804	459	1,777	1,021

Operating expenses
Sales and marketing	32	31	60	62
General and administrative	635	462	945	867
Total operating expenses	667	493	1,005	929
Income (loss) from operations	137	(34)	772	92
Other income (loss), net	(702)	(431)	(1,116)	178
Income (loss) before income taxes	(565)	(465)	(344)	270
Provision for (benefit from) income taxes	(166)	(162)	(80)	127
Net income (loss)	$(399)	$(303)	$(264)	$143
Basic earnings (loss) per share	$(0.14)	$(0.09)	$(0.09)	$0.04
Diluted earnings (loss) per share	$(0.14)	$(0.09)	$(0.09)	$0.04
Weighted average common shares - outstanding — basic	2,762	3,309	2,834	3,308
Weighted average common shares - outstanding — diluted	2,762	3,309	2,834	3,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Net income (loss)	$(399)	$(303)	$(264)	$143
Changes in unrealized gains (losses) in available for sale securities, net of taxes	96	(958)	201	(1,349)
Reclassification adjustment for gains (losses) included in net income	200	27	413	(470)
Total comprehensive income (loss), net of taxes	$(103)	$(1,234)	$350	$(1,676)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended July 31,
	2013	2012

Cash flows from operating activities:
Net income (loss)	$(264)	$143
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	393	137
Realized (gain) loss on marketable securities	1,120	(190)
Deferred tax expense	11	4
Changes in operating assets and liabilities:
Trade accounts receivables	337	331
Income tax receivable	(91)	(425)
Prepaid expenses and other assets	(11)	(15)
Accrued product licensing costs	(73)	(50)
Other liabilities	(77)	(675)
Tax liabilities	4	24
Net cash provided by (used in) operating activities	1,349	(716)
Cash flows from investing activities:
Purchases of marketable securities	(70,112)	(193,619)
Proceeds from sale of marketable securities	72,328	193,662
Net cash provided by investing activities	2,216	43
Cash flows from financing activities:
Proceeds from exercise of stock options	41	-
Purchase of treasury stock	(1,270)	(468)
Net cash used in financing activities	(1,229)	(468)
Net increase (decrease) in cash and cash equivalents	2,336	(1,141)
Cash and cash equivalents, beginning of period	8,866	10,433
Cash and cash equivalents, end of period	$11,202	$9,292

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

2.  Recent Accounting Pronouncements

 In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which amends Accounting Standards Codification (“ASC”) 220, “Comprehensive Income.” The amended guidance requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amended guidance does not change the current requirements for reporting net income or other comprehensive income. The amendment is effective prospectively for annual periods, and interim periods within those annual periods, beginning after December 15, 2012. The new guidance did not have a material impact on the Company’s financial statements for the three months and the six months ended July 31, 2013 and 2012.

3.  Cash, Cash Equivalents, and Marketable Securities

As of July 31, 2013 and January 31, 2013, cash, cash equivalents, and marketable securities included the following (in thousands):

July 31, 2013
	Cost	Unrealized Gains	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash and cash equivalents	$11,202	$-	$-	$-	$11,202
Exchange traded marketable securities	633	-	(70)	-	563
Total	$11,835	$-	$(70)	$-	$11,765

January 31, 2013
	Cost	Unrealized Gains	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash and cash equivalents	$8,866	$-	$-	$-	$8,866
Exchange traded marketable securities	3,970	-	(1,060)	-	2,910
Total	$12,836	$-	$(1,060)	$-	$11,776

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

Substantially all of the marketable securities as of January 31, 2013 were the Company’s position in ModusLink. The Company has sold off the majority of this position as of July 31, 2013, and realized losses of approximately $346,000 and $ 673,000 for the three months and six months ended July 31, 2013, respectively.

During the three months and six months periods ended July 31, 2013, the Company recorded approximately $0.7 million and $1.1 million of realized losses on investments, respectively, as compared to realized loss of $0.4 million and realized gain of $0.2 million for the three months and six months ended July 31, 2012, respectively.  Financial instruments purchased with intention to sell over a short period were classified as trading securities.   Realized gains and losses on trading securities were calculated using average cost method.  The Company's investments consist of available-for-sale securities as of July 31, 2013 and January 31, 2013, respectively.

4.  Earnings Per Share

Earnings per share (EPS) for the three months and six months periods ended July 31, 2013 and 2012 are calculated as follows (in thousands, except for per share amounts):

	Three Months Ended July 31, 2013			Three Months Ended July 31, 2012
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic EPS
Earnings (loss) available to common stockholders	$(399)	2,762	$(0.14)	$(303)	3,309	$(0.09)
Effect of Dilutive Securities
Options	—	—	—	—	—	—
Restricted Shares	—	—	—	—	—	—
Diluted EPS
Earnings (loss) available to common stockholders with assumed conversions	$(399)	2,762	$(0.14)	$(303)	3,309	$(0.09)

	Six Months Ended July 31, 2013			Six Months Ended July 31, 2012
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic EPS
Earnings (loss) available to common stockholders	$(264)	2,834	$(0.09)	$143	3,308	$0.04
Effect of Dilutive Securities
Options	—	—	—	—	194	—
Restricted Shares	—	—	—	—	—	—
Diluted EPS
Earnings (loss) available to common stockholders with assumed conversions	$(264)	2,834	$(0.09)	$143	3,502	$0.04

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

On June 27, 2013, the Company granted 6,000 shares of stock options to its directors upon their re-election to the Board at the Company’s 2013 annual meeting of stockholders.

On March 12, 2012, as part of his semi-annual bonus review, the Company granted options to purchase 50,000 shares of the Company’s common stock with an exercise price of $3.99 per share and with a fair market value of approximately $103,000 to its Chief Executive Officer pursuant to the 2005 Plan, which vest monthly on a ratable basis over a 24 month period.

For the three months ended July 31, 2013 and 2012, the Company recorded a total of approximately $25,000 and $47,000, respectively, in stock option expense related to stock options awarded.  For the six months ended July 31, 2013 and 2012, the Company recorded a total of approximately $52,000 and $77,000, respectively, in stock option expense related to stock options awarded.

The following represents option activity under the 1996 Equity Incentive Plan and 2005 Incentive Award Plan, as amended and restated, for the three months and six months ended July 31, 2013:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts)
Balance outstanding January 31, 2013	513	$2.71	6.32	$437
Granted	-	$-
Exercised	-	$-
Canceled or expired	(30)	$3.55
Balance outstanding April 30, 2013	483	$2.66	5.94	$430
Granted	6	$3.71
Exercised	(15)	$2.77
Canceled or expired	(74)	$2.61
Balance outstanding July 31, 2013	400	$2.68	5.63	$457
Stock options exercisable, July 31, 2013	343	$2.52	5.12	$448

As of July 31, 2013, there was approximately $87,000 of total unrecognized compensation cost related to unvested option-based compensation arrangements granted under the 2005 plan.  That cost is expected to be recognized over a weighted-average period of 1.7 years.

In addition to the stock option expense, for the three months ended July 31, 2013 and 2012, the Company also recorded a total of approximately $324,000 and $17,000, respectively, in stock compensation expense related to restricted stock awarded.  For the six months ended July 31, 2013 and July 31, 2012, the Company recorded a total of approximately $341,000 and $60,000, respectively, in stock compensation expense related to restricted stock awarded.

On June 27, 2013, the Company granted an aggregate of 8,088 shares of restricted stock to its directors upon their re-election to the Board at the Company’s 2013 annual meeting of stockholders.

In connection with the new employment agreement entered on July 11, 2013, the Company granted 250,000 shares of restricted stock to Mr. Timothy Brog, its Chairman and Chief Executive Officer. In light of this stock award, Mr. Brog agreed to forfeit 150,000 shares of restricted Common Stock that remained unvested under the previous employment agreement between the Company and Mr. Brog dated August 26, 2010 (the “2010 Agreement”).

The Company used a Monte Carlo simulation model valuation technique to determine the fair value of the 250,000 restricted shares granted to Mr. Brog, because these awards vest based upon achievement of market price targets or a “market condition”, one quarter of which will vest if prior to July 11, 2017 the average closing price of the Company’s Common Stock on the Nasdaq Capital Market is greater than or equal to the target prices of $3.75, $4.00, $4.25 and $4.50, respectively, for 15 consecutive trading days. On the date of the grant, the closing price of the common stock was $3.76.

All such shares will also vest in the event that the Company (i) announces its intent to terminate its registration of the Common Stock under Section 12(g) of the Securities and Exchange Act of 1934, (ii) commences a self-tender offer for not less than 33% of the outstanding Common Stock, at an offer price at least equal to the average closing price over the preceding 15 trading days, or (iii) completes any other extraordinary transaction in which shares of the Company equal to not less than 20% of the shares of outstanding Common Stock immediately prior to such transaction are issued as part of such transaction.

The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each share of the restricted stock. The Company used the following assumptions in determining the fair value of the awards granted on July 11, 2013:

Daily expected stock price volatility	Daily expected mean return on equity	Daily expected dividend yield	Avg. daily risk free interest rate
2.1071%	0.0515%	0.0000%	0.0026%

The daily expected stock price volatility is based on four-year historical volatility of the Company’s common stock. The daily expected dividend yield is based on annual expected dividend payments and the closing price of the Company’s common stock on the Nasdaq Capital Market on the date of the grant. The average daily risk-free interest rate is based on the three-year treasury yield as of the grant date. Each of the four tranches of the restricted stock grant is calculated to have its own fair value and requisite service period. The fair value of each tranche is amortized over the lesser of the requisite or derived service period which is up to four years. These shares had a grant date fair value of $812,000. Stock compensation expense of approximately $313,000 was recorded during fiscal quarter ended July 31, 2013. As of July 31, 2013, 62,500 shares were vested under this grant with a fair market value of $235,000.

The total fair value, based on the price on the day of grant, for restricted stock awards that vested during the three months and six months ended July 31, 2013, was approximately $245,000 and $254,000 respectively.  A summary of the Company’s non-vested restricted stock awards as of July 31, 2013 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock awards as of January 31, 2013	196,903	$2.31
Granted	-	-
Vested	(2,709)	3.24
Forfeited	(30,208)	3.55
Non-vested stock awards as of April 30, 2013	163,986	2.06
Granted	258,088	3.26
Vested	(65,198)	3.59
Forfeited	(150,000)	1.91
Non-vested stock awards as of July 31, 2013	206,876	$3.19

The unrecognized compensation for non-vested restricted stock awards of approximately $554,000 will be recognized over a weighted-average period of 0.41 years.

6.  Concentration of Revenues

During the three months ended July 31, 2013, three customers, Kyocera Document Solutions, Inc (“KDS”), Oki Data Corporation and Novell Inc. (“Novell”), totaled approximately 97% of the revenues of the Company. During the three months ended July 31, 2012, three customers, Novell, Xerox International Partners and Seiko Epson Corporation represented approximately 99% of the revenues of the Company.

During the six months ended July 31, 2013, three customers, KDS, Oki Data Corporation and “Novell, totaled approximately 93% of the revenues of the Company. During the six months ended July 31, 2012, three customers, Novell, Xerox International Partners and Seiko Epson Corporation represented approximately 97% of the revenues of the Company.

At July 31, 2013, three customers represented 97% of total accounts receivable and at January 31, 2012 three customers collectively represented 91% of total accounts receivable.

7.  Common Stock Repurchases

During the three months ended July 31, 2013, the Company repurchased 285,936 shares of its common stock for an aggregate purchase price of $1,031,725, or an average cost of $3.61per share. During the six months ended July 31, 2013, the Company repurchased 354,377 shares of its common stock for an aggregate purchase price of $1,270,008 or an average cost of $3.58 per share. From August 1, 2013 through September 9, 2013, the Company repurchased an additional 4,875 shares of its common stock for an aggregate purchase price of $18,495.

8.  Income Taxes

The Company reported tax benefit of approximately $166,000 and $162,000 for the three months ended July 31, 2013 and 2012, respectively.  The effective tax rate was 29.4% and 34.8% for the three months ended July 31, 2013 and 2012, respectively.

The Company reported tax provision (benefit) of approximately $(80,000) and $127,000 for the six months ended July 31, 2013 and 2012, respectively.  The effective tax rate was 23.3% and 47.0% for the six months ended July 31, 2013 and 2012, respectively. The effective tax rate for the six months ended July 31, 2013 was lower than the statutory rate due to a discrete tax expense related to the reversal of certain deferred tax assets of $112,000 resulting from the forfeiture of certain restricted stock effective July 11, 2013, net of the changes in valuation allowance of $63,000. The effective tax rate for the six months ended July 31, 2012 was higher than the statutory rate due to a discrete tax expense related to a state income tax assessment of $20,000 on a tax return filed for the fiscal year ending January 31, 2009.  The Company does not agree with such assessment and is exploring its options related thereto which may include negotiating a settlement with such tax authority.

The majority of the change in deferred tax assets relates to the unrealized loss included in accumulated other comprehensive loss. As of July 31, 2013, the Company had a valuation allowance of approximately $34,000 against certain deferred tax assets, for which realization cannot be considered more likely than not at this time. Such deferred tax assets relate to stock compensation expenses incurred by the Company in the form of equity awards. Management assesses the need for the valuation allowance on a quarterly basis.

The Company’s New York State corporate tax returns for the fiscal years 2008 and 2009 are currently under examination. The Company had one employee in New York State during a portion of those periods.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Highlights

For the three months ended July 31, 2013, our revenue increased by 88% to $847,000 as compared to $451,000 recorded for the same period in 2012. This increase is primarily attributed to two customers who had exhausted their block licenses and are currently paying us on a pay-as-you-go basis.

Excluding the non-cash $313,000 stock-based compensation expense (“Stock Expense”) related to the 250,000 shares awarded to our Chairman and Chief Executive Officer in connection with his new employment agreement dated July 11, 2013, our operating expenses would have been $354,000 for the three months period ended July 31, 2013, down 28% from the same period in 2013.

As a result of the revenue growth, our income from operations increased to $137,000 for the three months ended July 31, 2013 from a loss of $34,000 recorded for the same period in 2012 notwithstanding higher operating expenses resulting from the Stock Expense.

General

We generate revenue from our OEM customers through the licensing of technology related to imaging solutions.  Our product licensing revenues are comprised of recurring per unit, block licenses and perpetual licenses revenue. Licensing revenues are derived from per unit fees paid periodically by our OEM customers upon manufacturing and subsequent commercial shipment of products incorporating the technology which we license.  Licensing revenues are also derived from arrangements in which we enable third party technology, such as solutions from Novell, to be used with our OEM partners’ products.

Block licenses are per-unit licenses in large volume quantities sold to an OEM for products either in or about to enter into distribution into the marketplace.  Perpetual licenses allow OEMs to ship products using licensed technology without the further payment of licensing fees.  Payment schedules for these licenses are negotiable and payment terms are often dependent on the size and other terms and conditions of the license being sold.  Typically, payments are received in either one lump sum or over a period of four or fewer quarters.

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

The technology we license has addressed the worldwide market for monochrome printers (21-69 pages per minute) and multifunction printers (“MFP”) (21-110 pages per minute).  This market has been consolidating, and the demand for the technology offered by us has continued to decline since fiscal 2008. The document imaging industry has changed.  Lower cost of development and production overseas as well as increasing complexity of imaging requirements makes us unable to effectively compete in this environment.  As a result, we sold our imaging and networking technologies and certain other assets to Kyocera Document Solutions, Inc. in April 2008.  As part of the transaction we retained the right, subject to certain restrictions, to continue licensing the imaging technology that we had previously developed and continue to license third party imaging technologies.  We are currently pursuing other potential investment opportunities to diversify and increase our revenues.  Our strategy calls for aligning our cost structure with our current and projected revenue streams, maximizing the value of our licensed back technologies and expanding our business through investment opportunities.

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

Liquidity and Capital Resources

Our total assets at July 31, 2013 were $13.3 million, a decrease of 4.4% from $13.9 million as of January 31, 2013. Cash and cash equivalents increased from $8.9 million at January 31, 2013 to $11.2 million at July 31, 2013. Stockholders’ equity at July 31, 2013 was $12.6 million, a decrease of $0.5 million from $13.1 million as of January 31, 2013 primarily due to the repurchase of approximately $1.3 million of our common stock.

       At July 31, 2013, our principal source of liquidity, cash and cash equivalents and marketable securities was $11.8 million, unchanged from the balance at January 31, 2013.  This is primarily attributable to the fact that the net cash provided by operating activities were used to acquire our common stock as mentioned above.

Critical Accounting Policies

We describe our significant accounting policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended January 31, 2013. There has been no change in our significant accounting policies since January 31, 2013.

Results of Operations

Revenues

Revenues were $847,000 for the three months ended July 31, 2013, compared to $451,000 for the three months ended July 31, 2012.  This 88% increase is primarily attributable to two customers who had recently exhausted their block licenses and are currently paying us on a pay-as-you-go basis.

Revenues were $1,948,000 for the six months ended July 31, 2013, compared to $1,065,000 for the six months ended July 31, 2012.  This 83% increase is primarily attributable to two customers who had recently exhausted their block licenses and are currently paying us on a pay-as-you-go basis.

Cost of Revenues

Product licensing costs were $43,000 or 5.1% of revenues for the three months ended July 31, 2013, compared to a negative balance of ($8,000) for the three months ended July 31, 2012. Adjustments to estimates of cost of revenues were made in the amount of $32,000 and $26,000 for three months ended July 31, 2013 and 2012, respectively. The increase of cost of revenues was primarily due to higher licensing fees being paid to third parties resulting from a change in the revenue stream from our customers and the mix of products sold by our customers during the period.

Product licensing costs were $171,000 or 8.8% of revenues for the six months ended July 31, 2013, compared to $44,000 or 4.1% of revenue for the six months ended July 31, 2012. The increase of cost of revenues was primarily due to higher licensing fees being paid to third parties resulting from a change in the revenue stream from our customers and the mix of products sold by our customers during the period.

Gross Margin

Our gross margins were 94.9% and 101.8% for the three months ended July 31, 2013 and 2012, respectively. The decrease in gross margins was primarily due to higher licensing fees being paid to third parties resulting from a change in the revenue stream from our customers and the mix of products sold by our customers during the period. As stated above, we recorded adjustments to estimates of cost of revenues in the amount of $32,000 and $26,000 for three months ended July 31, 2013 and 2012, respectively.

Our gross margins were 91.2% and 95.9% for the six months ended July 31, 2013 and 2012, respectively. The decrease in gross margins was primarily due to higher licensing fees being paid to third parties resulting from a change in the revenue stream from our customers and the mix of products sold by our customers during the period.

Operating Expenses

Total operating expenses increased 35.3% to $667,000 for the three months ended July 31, 2013, from $493,000 for the three months ended July 31, 2012. This increase is attributable to the stock-based compensation related to the new restricted stock award granted to our Chairman and Chief Executive Officer in connection with his new employment agreement as disclosed in footnote 5 of the financial statement presented in Item 1. Excluding the Stock Expense, operating expenses would have been $354,000 for the three months period ended July 31, 2013, down 28.1% from the same period in 2013. The decrease was due to the Company’s continued cost reduction efforts in general.

Total operating expenses increased 8.2% to $1,005,000 for the six months ended July 31, 2013, from $929,000 for the six months ended July 31, 2012.  Excluding the Stock Expense, operating expenses would have been $692,000 for the three months period ended July 31, 2013, down 25.5% from the same period in 2012. The decrease was due to the Company’s continued cost reduction efforts in general.

Income from Operations

Income from operations was $137,000 for the three months ended July 31, 2013, compared to a loss of $34,000 for the three months ended July 31, 2012.  This improvement is primarily attributable to the 88% increase in revenue.

Income from operations was $773,000 for the six months ended July 31, 2013, compared to $92,000 for the six months ended July 31, 2012.  This 740% increase is primarily attributable to the 83% increase in revenue.

Other Income (Loss), Net

Other income (loss), net was a loss of $702,000 for the three months ended July 31, 2013, as compared to a loss of $431,000 for the three months ended July 31, 2012, due to higher realized losses on sales of marketable securities in the current period.

Other income (loss), net was a loss of $1,116,000 for the six months ended July 31, 2013, as compared to a gain of $178,000 for the six months ended July 31, 2012, due to higher realized losses on sales of marketable securities in the current period.

Income Taxes

The Company reported tax benefit of approximately $166,000 and $162,000 for the three months ended July 31, 2013 and 2012, respectively.  The effective tax rate was 29.3% and 34.8% for the three months ended July 31, 2013 and 2012, respectively.

The Company reported tax provision (benefit) of approximately $(80,000) and $127,000 for the six months ended July 31, 2013 and 2012, respectively.  The effective tax rate was 23.3% and 47.0% for the six months ended July 31, 2013 and 2012, respectively. The effective tax rate for the six months ended July 31, 2013 was lower than the statutory rate due to a discrete tax expense related to the reversal of certain deferred tax assets of $112,000 resulting from the forfeiture of certain restricted stock effective July 11, 2013, net of the changes in valuation allowance of $63,000. The effective tax rate for the six months ended July 31, 2012 was higher than the statutory rate due to a discrete tax expense related to a state income tax assessment of $20,000 on a tax return filed for the fiscal year ending January 31, 2009.  The Company does not agree with such assessment and is exploring its options related thereto which may include negotiating a settlement with such tax authority.

Net Income

Our net loss for the three months ended July 31, 2013 was approximately $399,000 or $0.14 per basic and diluted share, compared to a net loss of approximately $303,000, or $0.09 per basic and diluted share, for the three months ended July 31, 2012. We had 2.8 million and 3.3 million weighted average shares of common stock outstanding during the three months ended July 31, 2013 and 2012, respectively, used for the calculation of basic earnings per share.

Our net loss for the six months ended July 31, 2013 was approximately $264,000 or $0.09 per basic and diluted share, compared to a net income of approximately $143,000, or $0.04 per basic and diluted share, for the six months ended July 31, 2012. We had 2.8 million and 3.3 million weighted average shares of common stock outstanding during the six months ended July 31, 2013 and 2012, respectively, used for the calculation of basic earnings per share.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk.

We have investments in marketable securities that are classified and accounted for as available-for-sale as of July 31, 2013.

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

For the period ended July 31, 2013 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2013, our disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting

In the three months ended July 31, 2013, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.

The following table indicates the Company’s repurchases of shares of its common stock during the three months ended July 31, 2013 on a month-by-month basis.  All of these purchases were made under the Company’s share repurchase program adopted by the Board.

Period	(a) Total Number of Shares purchased During the Period	(b) Average Price Paid Per Share	(c) Cumulative Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of shares that May Yet Be Purchased Under the Plans or Programs

May 1 to May 31, 2013	39,279	$3.48	3,176,640	823,360
June 1 to June 30, 2013	175,335	$3.56	3,351,975	648,025
July 1 to July 31, 2013	71,322	$3.80	3,423,297	576,703
	285,936	$3.61

The share repurchase plan was approved by the Board in July 2008 pursuant to Rule 10b5-1 of the Exchange Act.  Under this plan, the Company was authorized to repurchase up to 2,000,000 shares of its common stock.  On June 5, 2009, the Board authorized the expansion of the original plan to purchase an additional 2,000,000 shares.

As of July 31, 2013, the Company had repurchased a total of 3,423,297 shares for an aggregate consideration of approximately $8,225,000, effectively returning capital to stockholders. The Company believes the share repurchase plan increases stockholder value.

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

Date: September 12, 2013

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