Form 10-Q
period 2013-10-31
PEERLESS SYSTEMS CORP
filed 2013-12-11
CIK 897893

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

or

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

The number of shares of common stock outstanding as of December 5, 2013 was 2,776,391.

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

PART I—FINANCIAL INFORMATION

Item 1 — Financial Statements.

PEERLESS SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 31, 2013	January 31, 2013

ASSETS
Current assets:

Cash and cash equivalents	$11,051	$8,866
Marketable securities	102	2,910
Trade accounts receivable, net	1,354	1,346
Deferred tax assets	139	495
Income tax receivable	330	231
Prepaid expenses and other current assets	51	65
Total current assets	13,027	13,913
Other assets	6	4

Total assets	$13,033	$13,917

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accrued wages and compensated absences	$62	$103
Accrued product licensing costs	208	315
Other current liabilities	82	143
Total current liabilities	352	561
Other liabilities
Tax liabilities	282	276
Total liabilities	634	837
Stockholders’ equity:
Common stock, $.001 par value, 30,000 shares authorized, 19,679 issued at October 31, 2013 and 19,588 issued at January 31, 2013	19	18
Additional paid-in capital	58,396	57,534
Retained earnings	6,102	6,626
Accumulated other comprehensive loss, net of taxes	(114)	(657)
Treasury stock, 16,894 at October 31, 2013 and 16,460 at January 31, 2013	(52,004)	(50,441)
Total stockholders’ equity	12,399	13,080

Total liabilities and stockholders’ equity	$13,033	$13,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012

Revenues	$920	$482	$2,868	$1,547
Cost of revenues	86	32	257	77
Gross margin	834	450	2,611	1,470

Operating expenses
Sales and marketing	25	30	85	90
General and administrative	698	286	1,643	1,154
Total operating expenses	723	316	1,728	1,244
Income from operations	111	134	883	226
Other income (loss), net	(372)	(9)	(1,488)	168
Income (loss) before income taxes	(261)	125	(605)	394
Benefit from income taxes	(2)	(1,272)	(81)	(1,146)
Net income (loss)	$(259)	$1,397	$(524)	$1,540
Basic earnings (loss) per share	$(0.10)	$0.45	$(0.19)	$0.48
Diluted earnings (loss) per share	$(0.10)	$0.43	$(0.19)	$0.45
Weighted average common shares - outstanding — basic	2,638	3,085	2,768	3,233
Weighted average common shares - outstanding — diluted	2,638	3,259	2,768	3,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012

Net income (loss)	$(259)	$1,397	$(524)	$1,540
Changes in unrealized gains (losses) in available for sale securities, net of taxes	(114)	(247)	87	(1,596)
Reclassification adjustment for gains (losses) included in net income	43	86	456	(384)
Total comprehensive income (loss), net of taxes	$(330)	$1,236	$19	$(440)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended October 31,
	2013	2012

Cash flows from operating activities:
Net income (loss)	$(524)	$1,540
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	822	192
Realized (gain) loss on marketable securities	1,496	(50)
Deferred tax expense (benefit)	27	(22)
Changes in operating assets and liabilities:
Trade accounts receivables	(8)	363
Income tax receivable	(99)	(406)
Prepaid expenses and other assets	12	11
Accrued product licensing costs	(107)	(17)
Other liabilities	(102)	(712)
Tax liabilities	6	(1,369)
Net cash provided by (used in) operating activities	1,523	(470)
Cash flows from investing activities:
Purchases of marketable securities	(132,317)	(194,639)
Proceeds from sale of marketable securities	134,501	195,279
Net cash provided by investing activities	2,184	640
Cash flows from financing activities:
Proceeds from exercise of stock options	41	-
Purchase of treasury stock	(1,563)	(1,529)
Net cash used in financing activities	(1,522)	(1,529)
Net increase (decrease) in cash and cash equivalents	2,185	(1,359)
Cash and cash equivalents, beginning of period	8,866	10,433
Cash and cash equivalents, end of period	$11,051	$9,074

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

2.  Recent Accounting Pronouncements

 In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which amends Accounting Standards Codification (“ASC”) 220, “Comprehensive Income.” The amended guidance requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amended guidance does not change the current requirements for reporting net income or other comprehensive income. The amendment is effective prospectively for annual periods, and interim periods within those annual periods, beginning after December 15, 2012. The new guidance did not have a material impact on the Company’s financial statements for the three month and the nine month periods ended October 31, 2013 and 2012.

 3.  Cash, Cash Equivalents, and Marketable Securities

As of October 31, 2013 and January 31, 2013, cash, cash equivalents, and marketable securities included the following (in thousands):

October 31, 2013
	Cost	Unrealized Gains	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash and cash equivalents	$11,051	$-	$-	$-	$11,051
Exchange traded marketable securities
Long positions	110	-	(8)	-	102
Short positions	(2,441)	-	(180)	-	(2,621)
Cash collaterals	2,621	-	-	-	2,621

Total	$11,341	$-	$(188)	$-	$11,153

January 31, 2013
	Cost	Unrealized Gains	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash and cash equivalents	$8,866	$-	$-	$-	$8,866
Exchange traded marketable securities
Long positions	3,970	-	(1,060)	-	2,910
Total	$12,836	$-	$(1,060)	$-	$11,776

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

Substantially all of the marketable securities as of January 31, 2013 were the Company’s position in ModusLink. The Company has sold off this position completely as of October 31, 2013, and realized losses of approximately $1,000 and $ 674,000 for the three months and nine months ended October 31, 2013, respectively.

During the three months and nine months periods ended October 31, 2013, the Company recorded approximately $376,000 and $1,496,000 of realized losses on investments, respectively, as compared to realized loss of $139,000 and realized gain of $50,000 for the three month and nine month periods ended October 31, 2012, respectively.  Financial instruments purchased with intention to sell over a short period were classified as trading securities.   Realized gains and losses on trading securities were calculated using average cost method.  The Company's investments consist of available-for-sale securities as of October 31, 2013 and January 31, 2013, respectively.

4.  Earnings Per Share

Earnings per share (EPS) for the three month and nine month periods ended October 31, 2013 and 2012 are calculated as follows (in thousands, except for per share amounts):

	Three Months Ended October 31, 2013			Three Months Ended October 31, 2012
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic EPS
Earnings (loss) available to common stockholders	$(259)	2,638	$(0.10)	$1,397	3,085	$0.45
Effect of Dilutive Securities
Options	—	—	—	—	2	—
Restricted Shares	—	—	—	—	172	—
Diluted EPS
Earnings (loss) available to common stockholders with assumed conversions	$(259)	2,638	$(0.10)	$1,397	3,259	$0.43

	Nine Months Ended October 31, 2013			Nine Months Ended October 31, 2012
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic EPS
Earnings (loss) available to common stockholders	$(524)	2,768	$(0.19)	$1,540	3,233	$0.48
Effect of Dilutive Securities
Options	—	—	—	—	182	—
Restricted Shares	—	—	—	—	—	—
Diluted EPS
Earnings (loss) available to common stockholders with assumed conversions	$(524)	2,768	$(0.19)	$1,540	3,415	$0.45

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

On June 27, 2013, the Company granted options to purchase 6,000 shares of the Company's common stock with an exercise price of $3.71 per share and with an aggregate fair maket value of approximately $9,000 to its directors upon their re-election to the Board at the Company’s 2013 annual meeting of stockholders.

On March 12, 2012, as part of his semi-annual bonus review, the Company granted options to purchase 50,000 shares of the Company’s common stock with an exercise price of $3.99 per share and with a fair market value of approximately $103,000 to its Chief Executive Officer pursuant to the 2005 Plan, which vest monthly on a ratable basis over a 24 month period.

For the three month period ended October 31, 2013 and 2012, the Company recorded a total of approximately $23,000 and $34,000, respectively, in stock option expense related to stock options awarded.  For the nine month period ended October 31, 2013 and 2012, the Company recorded a total of approximately $75,000 and $110,000, respectively, in stock option expense related to stock options awarded.

The following represents option activity under the 1996 Equity Incentive Plan and 2005 Incentive Award Plan, as amended and restated, for the nine month period ended October 31, 2013:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts)
Balance outstanding January 31, 2013	513	$2.71
Granted	-	$-
Exercised	-	$-
Canceled or expired	(30)	$3.55
Balance outstanding April 30, 2013	483	$2.66
Granted	6	$3.71
Exercised	(15)	$2.77
Canceled or expired	(74)	$2.61
Balance outstanding July 31, 2013	400	$2.68
Granted	-	$-
Exercised	-	$-
Canceled or expired	-	$-
Balance outstanding October 31, 2013	400	$2.68	5.38	$445
Stock options exercisable, October 31, 2013	355	$2.55	4.96	$441

   As of October 31, 2013, there was approximately $64,000 of total unrecognized compensation cost related to unvested option-based compensation arrangements granted under the 2005 plan.  That cost is expected to be recognized over a weighted-average period of 1.7 years.

   In addition to the stock option expense, for the three month period ended October 31, 2013 and 2012, the Company also recorded a total of approximately $406,000 and $21,000, respectively, in stock compensation expense related to restricted stock awarded.  For the nine month periods ended October 31, 2013 and October 31, 2012, the Company recorded a total of approximately $747,000 and $81,000, respectively, in stock compensation expense related to restricted stock awarded.  The increase in stock compensation expense over the prior year period is primarily attributable to the restricted stock granted to Mr. Timothy Brog, the Company’s Chairman and Chief Executive Officer as discussed below.

 In connection with the new employment agreement entered into on July 11, 2013 with Mr. Brog (the “Employment Agreement”), he agreed to forfeit 150,000 shares of restricted common stock that remained unvested under the previous employment agreement between the Company and Mr. Brog dated August 26, 2010 (the “2010 Agreement”). As part of the Employment Agreement, the Company granted 250,000 shares of restricted common stock to Mr. Brog. Although the fair value of the newly granted restricted common stock would be amortized as stock-based compensation, there would be no offset from the fair value previously expensed related to the 150,000 shares that were forfeited due to the fact that the requisite service period had been satisfied.

The Company used a Monte Carlo simulation model valuation technique to determine the fair value of the 250,000 restricted shares granted to Mr. Brog, because these awards vest based upon achievement of market price targets or a “market condition,” one quarter of which will vest if prior to July 11, 2017 the average closing price of the Company’s Common Stock on the Nasdaq Capital Market is greater than or equal to the target prices of $3.75, $4.00, $4.25 and $4.50, respectively, for 15 consecutive trading days. On the date of the grant, the closing price of the common stock was $3.76.

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

The daily expected stock price volatility is based on four-year historical volatility of the Company’s common stock. The daily expected dividend yield is based on annual expected dividend payments and the closing price of the Company’s common stock on the Nasdaq Capital Market on the date of the grant. The average daily risk-free interest rate is based on the three-year treasury yield as of the grant date. Each of the four tranches of the restricted stock grant is calculated to have its own fair value and requisite service period. The fair value of each tranche is amortized over the lesser of the requisite or derived service period which is up to four years. These shares had a grant date fair value of $812,000. Stock compensation expense of approximately $393,000 was recorded during the three month period ended October 31, 2013 in addition to the $313,000 recorded during the three month period ended July 31, 2013, with the remaining $106,000 to be amortized during the three month period ending January 31, 2014. As of October 31, 2013, 62,500 shares were vested under this grant with a fair market value of $235,000.

The total fair value, based on the price on the day of grant, for restricted stock awards that vested during the nine month period ended October 31, 2013, was approximately $254,000.  A summary of the Company’s non-vested restricted stock awards as of October 31, 2013 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock awards as of January 31, 2013	196,903	$2.31
Granted	-	-
Vested	(2,709)	3.24
Forfeited	(30,208)	3.55
Non-vested stock awards as of April 30, 2013	163,986	2.06
Granted	258,088	3.26
Vested	(65,198)	3.59
Forfeited	(150,000)	1.91
Non-vested stock awards as of July 31, 2013	206,876	$3.19
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested stock awards as of October 31, 2013	206,876	$3.19

The unrecognized compensation for non-vested restricted stock awards of approximately $148,000 will be recognized over a weighted-average period of 0.48 years.

6.  Concentration of Revenues

During the three month period ended October 31, 2013, three customers, Kyocera Document Solutions, Inc (“KDS”), Novell Inc. (“Novell”) and Oki Data Corporation (“Oki”) accounted for approximately 94% of the revenues of the Company. During the three month period ended October 31, 2012, three customers, KDS, Novell and Xerox International Partners (“XIP”) represented approximately 85% of the revenues of the Company.

During the nine month period ended October 31, 2013, three customers, KDS, Novell and Oki, accounted for approximately 93% of the revenues of the Company. During the nine month period ended October 31, 2012, two customers, Novell and XIP represented approximately 77% of the revenues of the Company.

At October 31, 2013, three customers represented 96% of total accounts receivable and at January 31, 2013, three customers collectively represented 91% of total accounts receivable.

7.  Common Stock Repurchases

During the three month period ended October 31, 2013, the Company repurchased 80,026 shares of its common stock for an aggregate purchase price of $292,644, or an average cost of $3.66 per share. During the nine month period ended October 31, 2013, the Company repurchased 434,403 shares of its common stock for an aggregate purchase price of $1,562,653 or an average cost of $3.60 per share. From November 1, 2013 through December 5, 2013, the Company repurchased an additional 8,887 shares of its common stock for an aggregate purchase price of $32,731.

8.  Income Taxes

The Company reported tax benefit of approximately $2,000 and $1,272,000 for the three month period ended October 31, 2013 and 2012, respectively.   Cumulatively, the Company reported tax benefit of approximately $81,000 and $1,146,000 for the nine month period ended October 31, 2013 and 2012, respectively.  The effective tax rate was 13.4% and -290.9% for the nine month period ended October 31, 2013 and 2012, respectively. The effective tax rate for the nine month period ended October 31, 2013 was lower than the statutory rate, caused primarily by a $214,000 increase in valuation allowance related to certain stock-based compensation recorded during the nine month period ended October 31, 2013, net of certain restricted stock that vested during the same period. The effective tax rate for the nine month period ended October 31, 2012 was lower than the statutory rate, caused primarily by a reversal of $1,265,000 in tax liabilities related to an unrecognized tax benefit from the Company’s tax position taken for the fiscal year ended January 31, 2009, in connection with the completion of the three year statute of limitations period applicable to the corresponding tax return.

The majority of the change in deferred tax assets relates to the unrealized loss included in accumulated other comprehensive loss. As of October 31, 2013, the Company had a valuation allowance of approximately $199,000 against certain deferred tax assets, for which realization cannot be considered more likely than not at this time. Such deferred tax assets relate to stock compensation expenses incurred by the Company in the form of equity awards. Management assesses the need for the valuation allowance on a quarterly basis.

The Company’s New York State corporate tax returns for the fiscal years 2008 and 2009 are currently under examination. The Company had one employee in New York State during a portion of those periods.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Highlights

For the three month period ended October 31, 2013, our revenue increased by 91% to $920,000 as compared to $482,000 recorded for the same period in 2012. For the nine month period ended October 31, 2013, our revenue increased by 85% to $2,868,000 as compared to $1,547,000 recorded for the same period in 2012. This increase is primarily attributed to two customers who had exhausted their block licenses and are currently paying us on a pay-as-you-go basis.

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

Our inability to implement our strategy to enhance stockholder value as well as the declining sales trend of our existing licenses, downward pricing pressure on the technologies we license, downward pricing pressure on OEM products and the anticipated consolidation of the number of OEMs in the marketplace, may have a material adverse effect on our business and financial results. See “Forward-Looking Statements” above.

Liquidity and Capital Resources

Management believes that the Company currently has sufficient cash flow from operations, cash, and cash equivalents to meet its short-term working capital requirements. Our total assets as of October 31, 2013 were $13.0 million, a decrease of 6.4% from $13.9 million as of January 31, 2013. Cash and cash equivalents increased from $8.9 million at January 31, 2013 to $11.1 million at October 31, 2013, resulting primarily from our disposition of our entire Modus Link position. Stockholders’ equity as of October 31, 2013 was $12.4 million, a decrease of $0.7 million from $13.1 million as of January 31, 2013 primarily due to the repurchase of approximately $1.6 million of our common stock.

       At October 31, 2013, our principal source of liquidity, cash and cash equivalents and marketable securities was $11.2 million, a decrease of $0.6 million from $11.8 million as of January 31, 2013. This decrease is also primarily attributable to the repurchase of our common stock.

Critical Accounting Policies

We describe our significant accounting policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended January 31, 2013. There has been no change in our significant accounting policies since January 31, 2013.

Results of Operations

Revenues

Revenues were $920,000 for the three month period ended October 31, 2013, compared to $482,000 for the three month period ended October 31, 2012.  This 91% increase is primarily attributable to two customers who had exhausted their block licenses and are currently paying us on a pay-as-you-go basis.

Revenues were $2,868,000 for the nine month period ended October 31, 2013, compared to $1,547,000 for the nine month period ended October 31, 2012.  This 85% increase is primarily attributable to two customers who had exhausted their block licenses and are currently paying us on a pay-as-you-go basis.

Cost of Revenues

Product licensing costs were $86,000 or 9.3% of revenues for the three month period ended October 31, 2013, compared to $32,000 or 6.6% for the three month period ended October 31, 2012. The increase of cost of revenues was primarily due to the difference in licensing fees being paid to third parties resulting from a change in the revenue stream from our customers and the mix of products sold by our customers during the period.

Product licensing costs were $257,000 or 9.0% of revenues for the nine month period ended October 31, 2013, compared to $77,000 or 5.0% of revenue for the nine month period ended October 31, 2012. The increase of cost of revenues was primarily due to the difference in licensing fees being paid to third parties resulting from a change in the revenue stream from our customers and the mix of products sold by our customers during the period.

Gross Margin

Our gross margins were 90.7% and 93.4% for the three month periods ended October 31, 2013 and 2012, respectively. The decrease in gross margins was primarily due to the difference in licensing fees being paid to third parties resulting from a change in the revenue stream from our customers and the mix of products sold by our customers during the period.

Our gross margins were 91.0% and 95.0% for the nine month periods ended October 31, 2013 and 2012, respectively. The decrease in gross margins was primarily due to the difference in licensing fees being paid to third parties resulting from a change in the revenue stream from our customers and the mix of products sold by our customers during the period.

Operating Expenses

Total operating expenses increased 128.7% to $723,000 for the three month period ended October 31, 2013, from $316,000 for the three month period ended October 31, 2012. This increase is attributable to the non-cash stock-based compensation expense related to the new restricted stock award granted to our Chairman and Chief Executive Officer in connection with his new employment agreement as disclosed in footnote 5 of the financial statement presented in Item 1 ("Non-Cash Stock Expense"). Excluding the Non-Cash Stock Expense, operating expenses would have been $330,000 for the three month period ended October 31, 2013, up 4.4% from the same period in 2012.

Total operating expenses increased 38.9% to $1,728,000 for the nine month period ended October 31, 2013, from $1,244,000 for the nine month period ended October 31, 2012.  Excluding the Non-Cash Stock Expense, operating expenses would have been $1,022,000 for the nine month period ended October 31, 2013, a decline of 17.9% from the same period in 2012. The decrease was due to our continued cost reduction efforts in general.

Income from Operations

Income from operations was $111,000 for the three month period ended October 31, 2013, compared to $134,000 for the three month period ended October 31, 2012.  The decrease in income from operation is primarily attributed to the Non-Cash Stock Expense, despite higher revenue.

Income from operations was $883,000 for the nine month period ended October 31, 2013, compared to $226,000 for the nine month period ended October 31, 2012.  This 291% increase is primarily attributable to the 85% increase in revenue.

Other Income (Loss), Net

Other income (loss), net was a loss of $372,000 for the three month period ended October 31, 2013, as compared to a loss of $9,000 for the three month period ended October 31, 2012, due to higher realized losses on sales of marketable securities in the current period.

Other income (loss), net was a loss of $1,488,000 for the nine month period ended October 31, 2013, as compared to a gain of $168,000 for the nine month period ended October 31, 2012, due to higher realized losses on sales of marketable securities in the 2013.

Income Taxes

The Company reported tax benefit of approximately $2,000 and $1,272,000 for the three month period ended October 31, 2013 and 2012, respectively.  Cumulatively, the Company reported tax benefit of approximately $81,000 and $1,146,000 for the nine month periods ended October 31, 2013 and 2012, respectively.  The effective tax rate was 13.4% and -290.9% for the nine month periods ended October 31, 2013 and 2012, respectively. The effective tax rate for the nine month period ended October 31, 2013 was lower than the statutory rate, caused primarily by a $214,000 increase in valuation allowance related to certain stock-based compensation recorded during the nine month period ended October 31, 2013, net of certain restricted stock that vested during the same period. The effective tax rate for the nine month period ended October 31, 2012 was lower than the statutory rate, caused primarily by a reversal of $1,265,000 in tax liabilities related to an unrecognized tax benefit from the Company’s tax position taken for the fiscal year ended January 31, 2009, in connection with the completion of the three year statute of limitations period applicable to the corresponding tax return.

Net Income (Loss)

Our net loss for the three month period ended October 31, 2013 was approximately $259,000 or $0.10 per basic and diluted share, compared to a net income of approximately $1,397,000, or $0.45 per basic share and $0.43 per diluted share, for the three month period ended October 31, 2012. We had 2.6 million and 3.1 million weighted average shares of common stock outstanding during the three month period ended October 31, 2013 and 2012, respectively, used for the calculation of basic earnings per share.

Our net loss for the nine month period ended October 31, 2013 was $524,000 or $0.19 per basic and diluted share, compared to a net income of $1,540,000, or $0.48 per basic share and $0.45 per diluted share, for the nine month period ended October 31, 2012. We had 2.7 million and 3.2 million weighted average shares of common stock outstanding during the nine month periods ended October 31, 2013 and 2012, respectively, used for the calculation of basic earnings per share.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk.

We have investments in marketable securities that are classified and accounted for as available-for-sale as of October 31, 2013. See “Financial Statements – Note 3 Cash, Cash Equivalent and Marketable Securities.”

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

For the period ended October 31, 2013 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2013, our disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting

In the three month period ended October 31, 2013, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.

The following table indicates the Company’s repurchases of shares of its common stock during the three month period ended October 31, 2013 on a month-by-month basis.  All of these purchases were made under the Company’s share repurchase program adopted by the Board.

Period	(a) Total Number of Shares purchased During the Period	(b) Average Price Paid Per Share	(c) Cumulative Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of shares that May Yet Be Purchased Under the Plans or Programs

August 1 to August 31, 2013	4,875	$3.79	3,428,172	571,828
September 1 to September 30, 2013	6,890	$3.65	3,435,062	564,938
October 1 to October 31, 2013	68,261	$3.65	3,503,323	496,677
	80,026	$3.66

The share repurchase plan was approved by the Board in July 2008 pursuant to Rule 10b5-1 of the Exchange Act.  Under this plan, the Company was authorized to repurchase up to 2,000,000 shares of its common stock.  On June 5, 2009, the Board authorized the expansion of the original plan to purchase an additional 2,000,000 shares.

As of October 31, 2013, the Company had repurchased a total of 3,503,323 shares for an aggregate consideration of approximately $8,517,000, effectively returning capital to stockholders. The Company believes the share repurchase plan increases stockholder value.

In addition to the share repurchase program, we provided our stockholders with liquidity and the opportunity to sell their shares at a premium through a tender offer. In the offer, completed on November 4, 2010, we purchased approximately 13.2 million of our approximately 16.6 million outstanding shares of common stock for approximately $42.9 million.

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

Date: December 11, 2013

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