Form 10-K
period 2014-01-31
PEERLESS SYSTEMS CORP
filed 2014-04-30
CIK 897893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended January 31, 2014

OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 000-21287

Peerless Systems Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-3732595
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
1055 Washington Blvd., 8th Floor, Stamford, CT	06901
(Address of Principal Executive Offices)	(Zip Code)

(203) 350-0040

 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $.001 per share	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐       No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐       No☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒      No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No☒

The aggregate market value of the registrant’s common equity held by non-affiliates was approximately $8,666,977 as of July 31, 2013, based upon the last sale price of our common stock on the Nasdaq Capital Market on such date.

As of April 17, 2014, we had 2,749,687 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates certain information by reference from the registrant’s proxy statement for its 2014 annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended January 31, 2014.

EXHIBIT 21	Registrant’s Wholly-Owned Subsidiaries
EXHIBIT 23.1	Consent of Independent Registered Public Accounting Firm
EXHIBIT 31.1	Certification of Chief Executive Officer
EXHIBIT 31.2	Certification of Chief Financial Officer
EXHIBIT 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

iii

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

iv

PART I

Item 1.  Business

Company Overview

Peerless Systems Corporation (referred to herein as “Peerless,” the “Company,” “we,” or “us”) licenses imaging and networking technologies to the digital document markets, which include original equipment manufacturers (“OEMs”) of color and monochrome printers and multifunction office products.  We license software-based imaging and networking technology for controllers in embedded, attached and stand-alone digital document products such as printers, copiers and multifunction products (“MFPs”) of OEMs. We were incorporated in California in 1982 and reincorporated in Delaware in September 1996.

Historically, we developed controller products and applications for sale to OEMs.  In order to process digital text and graphics, digital document products rely on a core set of imaging software and supporting electronics, collectively known as a digital imaging system.  Digital document products include monochrome (black and white) and color printers, copiers, fax machines and scanners, as well as MFPs that perform a combination of these imaging functions.  Our historical business has consisted of (i) products with Peerless developed intellectual property, (ii) products based upon an agreement with Novell Inc. (“Novell”) to license and support the Novell Embedded Systems Technology (“NEST”) Office Software Developers Kit (“SDK”), (iii) products based upon an agreement with Adobe Systems Incorporated (“Adobe”) to bundle and sublicense Adobe’s licensed products into products for OEMs, and (iv) products based upon agreements with various other third parties.  Our contract with Adobe expired on March 31, 2010, but we continue to license our software for Adobe existing licensed devices (“AELD”) developed prior to such date.  See Item 1A. Risk Factors - Risks Related to Our Company and Our Historical Business - We expect a continued decrease in our Adobe Related revenues for fiscal 2015 due to the expiration of our agreement with Adobe.

Effective April 30, 2008, we sold certain of our assets to Kyocera-Mita Corporation (“KMC”).  In this transaction (the “KMC Transaction”), we retained certain intellectual property and also entered into a license agreement with KMC whereby we have the right to sublicense to third parties the technology we sold to KMC.  Following the completion of the KMC Transaction, we continue to license and market our remaining technology and the technology licensed back to us by KMC, directly to OEM customers including Oki Data, Seiko Epson and Xerox International Partners (“XIP”).  We also sublicense to KMC the right to use certain technologies excluded from the KMC Transaction. Our embedded application solution offerings also incorporate imaging and networking technologies developed internally or licensed from third parties.

Following the closing of the KMC Transaction, we have focused on managing costs and aligning expenses to better match anticipated revenue.  We are also exploring various alternatives to enhance stockholder value through establishing a new venture or acquiring an existing business, as well as through other investment opportunities.  See “Strategic Alternatives” and “Interim Investment Activities” under “Strategy for Our Company” below.

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

Our legacy business has consisted of (i) products with Peerless developed intellectual property, (ii) products based upon our agreement with Novell to sublicense and support NEST Office SDK, (iii) products based upon an agreement with Adobe to bundle and sublicense Adobe’s licensed products into products for OEMs and (iv) products based upon agreements with various other third parties.  Our agreement with Adobe expired on March 31, 2010. Subsequent to March 31, 2010, we are no longer able to license new devices with respect to our Adobe line of business.  We will continue to collect licensing fees from our customers for AELD under our current sublicensing agreements.  All maintenance revenue generated from our products ended on July 31, 2010.  We continue to be party to a license agreement with Novell and we expect to continue to collect licensing fees for the useful life of the Novell related technology.

Customers

We currently derive substantially all of our revenues from direct sales to digital document product OEMs.   In addition to our own technology retained in the KMC Transaction, we license technology based in whole or in part on licenses from KMC and other third parties, including Novell and Adobe. Our license agreement with Adobe, which expired on March 31, 2010, generated substantial revenues for us prior to its expiration.  The Adobe agreement will only continue to generate revenue through the commercial life of AELD.  See Item 1A. Risk Factors – Risks Related to Our Company and Our Historical Business - We expect a continued decrease in our Adobe related revenues for fiscal 2015 due to the expiration of our agreement with Adobe.

We anticipate that our future revenues may continue to be concentrated with a limited number of customers.  Our largest customers (each constituting approximately 10% or more of our total revenues) vary to some extent from year to year as product cycles end, block licenses are exhausted and contractual relationships expire.  We had three such large customers in fiscal year 2014 - Novell, KMC, and Oki Data. In the aggregate, these three customers accounted for 93% of our total revenues for fiscal year 2014.

Our licensing revenue is calculated based on the number of products that include our technology shipped by our customers and as such, the life cycles of these products significantly impact our revenue.  Because we generate a large percentage of our revenues from a small number of customers and a limited number of products, any loss of these customers or products would have a material adverse impact on the results of our operations.  See Item 1A. Risk Factors – Risk Related to Our Company and Our Historical Business – There is currently limited demand for our products, and we expect demand will continue to decline in the future.

Market Segments and Geographic Areas

We sell our products to OEMs which manufacture products for the enterprise and office sector of the digital document product market.  This market is characterized by digital document products ranging in price from approximately $500 to $1,000 each at the low end, to more than $50,000 at the high end.  These products typically offer high performance and are differentiated by customized features.  As a result of these unique requirements, we have typically addressed the office sector of the digital document product market via direct OEM relationships with individual digital document product manufacturers.  Over the last two fiscal years, our major customers in the office sector have included Novell, KMC and Oki Data.

Since most of our OEM customers are headquartered in Japan, traditionally the majority of our revenues were generated from outside the United States. Our OEM customers headquartered in Japan sell their products containing our technology primarily in the North American, Japanese and European marketplaces.  However, this tradition was reversed in fiscal year 2013 and 2012, and a majority of our revenues came from customers headquartered in the United States.  This shift was due to our Japan-headquartered OEM customers not renewing block licenses which had been recognized in previous quarters and shipments from customers within the United States declining at a slower rate than shipments from customers outside of the United States.   Now that all of our Japan-headquartered customers have fully utilized their existing block licenses, they are now currently paying us on a pay-as-you-go basis. Our Japanese OEM customers contributed 61% of our total revenues in fiscal year 2014.

All of our contracts with international customers are denominated in U.S. dollars, and we expect this practice to continue.  As a result, we do not incur material foreign currency risks or costs in our business.

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

Technology

Digital Imaging Products.  Peerless licenses software-based embedded imaging components to OEMs of printers and MFPs.  These imaging components increase the performance, image quality and network connectivity of such devices while lowering the overall device cost.  Our offerings to our customers have included the following products, most of which we sold to KMC and licensed back from KMC in the KMC Transaction:

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

Strategy for Our Company

Following the closing of the KMC Transaction, we have focused on managing costs and aligning expenses to better match anticipated revenue.  We are exploring various alternatives to enhance stockholder value through establishing a new venture or acquiring an existing business, as well as through other investment opportunities.

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

Strategic Alternatives.

Since the sale of substantially all of our assets in the KMC Transaction, we have been identifying and exploring various alternatives to enhance stockholder value.  In fiscal 2015, our strategy may include establishing a new venture that utilizes the expertise of management and the Board of Directors, as well as identifying acquisition candidates and investment opportunities.

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

Interim Investment Activities.

Until we establish a new venture, acquire an existing business or make some other long-term investment, the objective of our interim investment activities is to maintain liquidity and prudently grow the Company’s available capital by investing in a mix of short-term money market funds, exchange-traded equity securities and other marketable securities, but only to the extent that such investments do not inadvertently make the Company subject to the Investment Company Act of 1940.

During fiscal year 2012, we took advantage of an increase in volatility in the markets by investing some of our cash into marketable securities.  We recorded approximately $1.8 million of realized gains on investments during the fiscal year ended January 31, 2012. During fiscal year 2013, we significantly scaled back our investing activities and had a net realized gain of approximately $0.1 million. During fiscal year 2014, our attempt to improve our returns by trying to take advantage of the market volatility on our capital was unsuccessful and we suffered a loss of approximately $1.5 million. We also realized a loss in our investment in ModusLink Global Solutions, Inc. of $0.7 million in fiscal year 2014. The cumulative result over the life of our investment in ModusLink was a loss of $34,000.

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

 Competition

The market for outsourced imaging systems for digital document products is highly competitive and characterized by continuous pressure to enhance performance, add functionality, reduce costs and accelerate the release of new products.  We compete on the basis of the set of core technologies we sublicense from third parties, technology expertise, product functionality and price.  Our technology primarily competes with solutions developed internally by OEMs.  Virtually all of our OEM customers have made significant investments in their existing solutions and have substantial resources to enhance existing products and to develop future products.  These OEMs have developed, are developing or may develop competing imaging system technologies and may implement these systems into their products, thereby replacing our technologies and further limiting our future business opportunities.   OEMs have increasingly been shifting away from third party solutions in favor of in-house development.  Therefore, we face competition from products internally developed by OEMs.  Although we continue to license and market the technology which we own or to which we have licensing rights directly to OEM customers, we have experienced increased difficulty in these efforts.

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

Employees

As of January 31, 2014, we had two full-time employees.  None of our employees are represented by a labor union, and we have never experienced any work stoppage.

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

Risks Related to Our Company and Our Historical Business

We expect a continued decrease in our Adobe related revenues for fiscal 2015 due to the expiration of our agreement with Adobe.

Our agreement with Adobe to bundle and sublicense Adobe’s licensed products into new OEM products expired on March 31, 2010.  We are unable to transition our customer base to another provider.  We will only continue to collect licensing fees for the commercial life of all AELD for the useful life of these products under existing sublicensing agreements.  We expect a decrease in our Adobe related revenues for fiscal 2015 due to the expiration of this agreement.  Our revenues from licensing products that include Adobe technology were approximately $0.8 million and $0.7 million for fiscal 2014 and 2013, respectively.

There is currently limited demand for our products and we expect demand will continue to decline in the future.

Since the completion of the KMC Transaction, we have continued to license and market the technology which we own or to which we have licensing rights directly to OEM customers.  Our licensing arrangements with our customers are based on the number of products including our technology shipped by these customers and the life cycles of these products.  Because we generate a large percentage of our revenues from a small number of customers and a few products, any loss of these customers or products would have a material adverse impact on our results of operations.  There has been a general decline in the rates of growth for the monochrome work group printer and MFP market segments in which we are engaged.  For those product platforms that do utilize the software we license, the competition has increased and we have experienced significant downward price pressure.  Although our technology can be modified to meet the needs of our customers, since 2007, we have elected not to develop new products and, since late 2010, we have elected not to maintain a development engineering staff.  As a result of this, OEM demand for our solutions has declined.  This decline occurred in some cases because the OEMs perceived that our solutions did not meet their technical requirements.  In other cases it occurred because the OEMs either developed the technology themselves or utilized lower cost offshore software competitors. Although we continue to license our current technology and products to certain OEMs, there can be no assurance that the OEMs will continue to need or utilize the products and technology we currently offer.  We had an agreement with Adobe to bundle and sublicense Adobe’s licensed products into new OEM products which expired on March 31, 2010.  This termination has substantially reduced the range of products we are able to offer.  We believe this will materially diminish our ability to continue licensing products in the future.

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

Customers that individually represented approximately 10% or more of our total revenues collectively accounted for 93% and 89% of our revenues for fiscal 2014 and fiscal 2013, respectively. Each of Novell, KMC, Oki Data and XIP constituted customers representing approximately10% or more of our total revenues in fiscal 2014 and/or fiscal 2013.

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

As part of our confidentiality procedures, we enter into written nondisclosure agreements with our employees, consultants, prospective customers, OEMs and strategic partners and take further affirmative steps to limit access to and distribution of our software, intellectual property and other proprietary information.  Despite these efforts and in the event such agreements are not timely made, complied with or enforced, we may be unable to protect our proprietary rights.  In any event, enforcement of our proprietary rights may be very expensive.  Our source code also is protected as a trade secret.  However, from time to time, we license our source code to OEMs pursuant to protective agreements, which subjects us to the risk of unauthorized use or misappropriation despite contractual terms restricting disclosure, distribution, copying and use.  In addition, it may be possible for unauthorized third parties to obtain, distribute, copy or use our proprietary information, or to reverse engineer our trade secrets.

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

We currently sublicense third party technologies to our OEM customers, which sublicenses accounted for $2.3 million and $1.2 million in revenue in fiscal 2014 and 2013, respectively.  Such sublicense agreements are non-exclusive.  If we are determined not to be in compliance with the agreements between us and our licensors, we may forfeit our right to sublicense these technologies. Likewise, if such sublicense agreements expire, we would lose our right to sublicense the affected technologies, which could adversely affect our revenues.  Additionally, the licensing of such technologies has become very competitive, with competitors possessing substantially greater financial and technical resources and market penetration than us.  As competitors are pursuing aggressive strategies to obtain similar rights as held by us to sublicense these third party technologies, there is no assurance that we can remain competitive in the marketplace if one or more competitors are successful in this strategy.

Our international activities may expose us to risks associated with international business.

We are substantially dependent on our international business activities.  Risks inherent in these international business activities, any of which could have a material adverse effect on our operating results, include:

•	changes in the economic, geographic or environmental conditions of foreign countries, including, but not limited to, Japan where many of our customers are located;

•	the imposition of government controls;

•	Our inability to tailor our products to meet local requirements;

•	trade restrictions;

•	changes in tariffs and taxes;

•	the burdens of complying with a wide variety of foreign laws and regulations; and

•	major currency rate fluctuations, which may affect demand for our products.

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

If we are not able to maintain compliance with Nasdaq’s listing requirements, our common stock may be subject to removal from listing on the Nasdaq Capital Market.  Trading in our common stock after a delisting, if any, would likely be conducted in the over-the-counter markets in the so-called “pink sheets” and could also be subject to additional restrictions.  As a consequence of a delisting, our stockholders would find it more difficult to dispose, or obtain accurate quotations as to the market value, of our common stock.  In addition, a delisting would make our common stock substantially less attractive as collateral for margin purpose loans, for investment by financial institutions under their internal policies or state legal investment laws or as consideration in future capital raising transactions.

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

On November 10, 2010, the Company completed a tender offer to acquire up to 13,846,153 shares of its common stock at a cash price of $3.25 per share, or a total price of $45 million.  A total of 13,214,401 shares were properly tendered and not withdrawn in the offer and was purchased by the Company at a total price of $42,946,803.  As of January 31, 2014, the Company had cash, cash equivalents and marketable securities of $10.9 million, net of broker payable of $1.4 million.  This amount will be used, along with revenues and receivables, to fund the Company’s future operating expenses, as well as to pursue its strategy to enhance stockholder value.  With a reduced cash balance, the Company has fewer resources to explore various alternatives to enhance value for stockholders, and a more limited range of available alternatives.

A significant portion of our working capital could be expended in pursuing strategies that do not enhance value for stockholders.

We expect that the investigation of each specific opportunity, structuring of any related transaction, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial time and attention and substantial costs including, but not limited to, due diligence costs for accountants, attorneys and other advisors/consultants.  In addition, we may investigate developing a new business, which may include substantial legal and/or financial advisory costs, or to make downpayments or pay exclusivity or similar fees in connection with structuring and negotiating business combinations.  If we determine not to, or are unable to consummate a specific opportunity, the costs incurred will not be recoverable.  Any such event will result in a loss to us of the related costs incurred, which could materially and adversely affect our subsequent attempts to locate and combine with another business.

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

We could experience losses on our investments in marketable securities.

As part of our interim investment activities, we invest in marketable securities from time to time.  At January 31, 2014 and 2013 we held marketable securities with a market value of approximately $4.3 million and $2.9 million respectively.  In fiscal 2014, we had $2.2 million in net realized losses (as discussed above in Interim Investment Activities section) and $0.5 million decrease in net unrealized losses, compared to $0.1 million in net realized gains and $2.0 million increase in net unrealized losses in fiscal 2013. Unrealized gains or losses are expressed on a net after tax basis and are included in the total comprehensive income. Such investments are subject to various general market and investment-specific risks, and there is no assurance that in future periods the Company will not experience losses on its current or future investments.

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

If we are deemed an investment company subject to registration under the Investment Company Act, compliance costs and burdens upon Peerless would increase and the additional requirements may constrain Peerless’ ability to conduct its business, which may adversely affect our business, results of operations and/or financial condition.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Capital Market under the symbol “PRLS”.  The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the Nasdaq Capital Market:

	Fiscal Year Ended January 31,
	2014		2013
Quarter	High	Low	High	Low
First	$3.54	$3.15	$4.15	$3.65
Second	$3.90	$3.32	$4.00	$3.65
Third	$3.80	$3.55	$4.00	$3.60
Fourth	$3.73	$3.56	$3.74	$3.36

     The closing price of our common stock on the Nasdaq Capital Market on April 17, 2014 was $3.79.  Stockholders are urged to obtain current market quotations for our common stock.  As of April 17, 2014, there were approximately 75 holders of record of our common stock.

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

Share Repurchase Program

In July 2008, the Company implemented a share repurchase program under Rule 10b5-1 to repurchase up to 2,000,000 shares of its common stock.  The program was expanded in June 2009 to allow the repurchase of an additional 2,000,000 shares of common stock.  The following table indicates the Company’s repurchases of shares of its common stock during the three month period ended January 31, 2014 on a month-by-month basis.  All of these purchases were made under the Company’s share repurchase program adopted by the Board.

Period	(a) Total Number of Shares purchased During the Period	(b) Average Price Paid Per Share	(c) Cumulative Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

November 1 to November 30, 2013	8,869	$3.68	3,512,192	487,808
December 1 to December 31, 2013	2,189	$3.67	3,514,381	485,619
January 1 to January 31, 2014	4,630	$3.70	3,519,011	480,989
	15,688	$3.68

In aggregate, the Company purchased 450,091 shares for $1.6 million in fiscal year 2014, compared to 482,111 shares purchased for $1.8 million in fiscal year 2013. As of January 31, 2014, the Company had repurchased a total of 3,519,011 shares for an aggregate consideration of approximately $8,575,000, effectively returning capital to stockholders. As of January 31, 2014, 480,989 shares remain available for purchase under this program.  The Company believes the share repurchase plan increases stockholder value.

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

Highlights

Our revenues increased 45% from $2.5 million in fiscal 2013 to $3.6 million in fiscal 2014, primarily attributable to two customers who had exhausted their block licenses and are currently paying us on a pay-as-you-go basis.

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

Revenue Recognition

We account for our software revenues in accordance with provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ™ (“ASC”) 985-605, Software – Revenue Recognition and ASC 605-25, Revenue Recognition – Multiple-Element Arrangements (formerly known as Statement of Position, or SOP, 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, Staff Accounting Bulletin No.104, “Revenue Recognition”, and Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”).  Over the past several years, we entered into block license agreements that represent unit licenses for products that will be licensed over a period of time.  In accordance with ASC 985-605 and 605-25, revenue is recognized when the following attributes have been met: 1) an agreement exists between us and the OEM selling product utilizing our intellectual property and/or a third party’s intellectual property for which we are an authorized licensor; 2) delivery and acceptance of the intellectual property has occurred; 3) the fees associated with the sale are fixed and determinable; and 4) collection of the fees are probable.  Under our accounting policies, fees are fixed and determinable if 90% or more of the fees are to be collected within a twelve-month period.  If more than 10% of the payments of fees extend beyond a twelve-month period, such fees are recognized as revenues when they are due for payment.

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

Allowance for Doubtful Accounts

We grant credit terms in the normal course of business to our customers.  We continuously monitor collections and payments from our customers and maintain allowances for doubtful accounts for estimated losses resulting from the inability of any customers to make required payments.  Estimated losses are based primarily on specifically identified customer collection issues.  If the financial condition of any of our customers, or the economy as a whole, were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.  Actual results have historically been consistent with management’s estimates.

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

We recorded approximately $961,000 in share-based compensation expense for the fiscal year ended January 31, 2014.  We granted 6,000 options and 258,088 shares of restricted common stock during the fiscal year ended January 31, 2014. As discussed in “Note 3. Stock-Based Compensation Plans” in the notes to the Consolidated Financial Statements, in connection with the new employment agreement entered into on July 11, 2013 with Mr. Timothy Brog, the Company’s Chairman and Chief Executive Officer (the “Employment Agreement”), Mr. Brog agreed to forfeit 150,000 shares of restricted common stock that remained unvested under the previous employment agreement between the Company and Mr. Brog dated August 26, 2010 (the “2010 Agreement”). As part of the Employment Agreement, the Company granted 250,000 shares of restricted common stock to Mr. Brog. Although the fair value of the newly granted restricted common stock would be amortized as stock-based compensation, there would be no offset from the fair value previously expensed, relating to the 150,000 shares that were forfeited, due to the fact that the requisite service period had been satisfied.

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

As of January 31, 2014, we had net deferred tax assets of approximately $134,000 which consisted primarily of the net tax effect on unrealized losses on marketable securities classified in Other Comprehensive Income.

Results of Operations

 Net Income

Net loss for the year ended January 31, 2014 was $0.9 million or $0.32 per basic and diluted share, compared to a net income of $1.8 million, or $0.56 per basic and $0.53 per diluted share in fiscal year 2013. Higher non-cash stock-based compensation expense, as discussed above, as well as realized losses in marketable security were the primary reasons for the net loss incurred in fiscal 2014, while the reversal of tax liabilities in fiscal 2013 accounts for most of the net income during that period. Excluding the effect of the tax liabilities reversal discussed above, net income for the year ended January 31, 2013 was $0.4 million or $0.12 per basic and diluted share.

Revenues for fiscal year 2014 were $3.6 million, compared to $2.5 million in fiscal year 2013.  This 45% increase in revenue was primarily attributable to two customers who had exhausted their block licenses and are currently paying us on a pay-as-you-go basis.

Cost of Revenues

 Product licensing costs were $0.3 million in fiscal year 2014 compared to $0.2 million in fiscal year 2013.  In fiscal 2014, we made adjustments to reduce such costs by approximately $0.1 million. Without the effect of these adjustments, product licensing costs would have been $0.4 million. The increase in product licensing cost in fiscal year 2014 was the result of higher licensing revenues on which we were obligated to pay a third party for licensing its technology in fiscal year 2014.

 Gross Margin

Gross margin as a percentage of total revenues was 92% in fiscal year 2014 compared to 91% in fiscal year 2013.  The higher gross margin in fiscal 2014 was the result of lower fees being paid to third parties due to a change in the product mix generating licensing revenues.

Operating Expenses

Operating expenses for fiscal year 2014 were $2.1 million compared to $1.6 million for fiscal year 2013.   This increase was primarily attributable to the $0.8 million non-cash stock-based compensation expense (“Non-Cash Stock Expense”), related to the restricted stock award granted to our Chairman and Chief Executive Officer in connection with his new employment agreement, as previously reported in the Form 10Q for the three month period ended July 31, 2013. Also see “Note 3. Stock-Based Compensation Plans” in the notes to the Consolidated Financial Statements for further information. Excluding all stock-based compensation expenses, operating expenses would have been $1.2 million for fiscal 2014, compared to $1.3 million for fiscal 2013. This decrease in operating expenses was primarily attributable to our continued cost reduction effort, in several areas including legal fees, reduction in personnel and the outsourcing of certain functions.

Other Income (Loss), net

Other income (loss), net was a loss of $2.2 million in fiscal 2014, consisting primarily of net realized losses on marketable securities, compared to other income (loss), net of $0.2 million in fiscal 2013 that included $0.1 million in net realized gain on marketable securities.  The Company classifies the marketable securities as trading or available-for-sale per ASC 320 – Investments – Debt & Equity Securities.

Interest income earned was $17,000 in fiscal year 2014 compared to $15,000 earned in fiscal year 2013.

Contractual Obligations

See “Note 10. Commitments” in the notes to the Consolidated Financial Statements for further information.

Liquidity and Capital Resources

As of January 31, 2014, our cash, cash equivalents and marketable securities (net of broker payable of $1.4 million included in other current liabilities) totaled $10.9 million, a decrease of $0.9 million from $11.8 million at January 31, 2013.  The decrease is primarily due to the use of $1.6 million in cash for the repurchase of our common stock in fiscal 2014. Net trade receivables were $1.2 million and $1.3 million at January 31, 2014 and 2013, respectively.

 Our total assets increased from $13.9 million at January 31, 2013 to $14.1 million at January 31, 2014. Stockholders’ equity decreased approximately 7.3% from $13.1 million at January 31, 2013 to $12.1 million at January 31, 2014. This decrease in stockholders' equity is primarily attributable to our stock buyback in fiscal 2014 in the amount of $1.6 million.  The ratio of current assets to current liabilities was 8.5 to1 compared to 24.8 to 1 last year, primarily due to the increase in broker payable of $1.4 million.

Our operating activities in fiscal 2014 provided $3.4 million in cash, compared to $0.3 million used in operating activities in fiscal 2013. Our financing activities included primarily $1.6 million used for the repurchase of our common stock in fiscal year 2014, compared to $1.8 million used in fiscal 2013.

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

Based on the results of our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2014.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2014 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective, as described above, as of January 31, 2014.  We have reviewed the results of management’s assessment with our Audit Committee.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that was conducted during the fiscal quarter ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information concerning the directors, executive officers and corporate governance of the Company is incorporated herein by reference from the sections entitled “Proposal No.  1, Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Business Conduct and Ethics” contained in the definitive proxy statement of the Company to be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year end of January 31, 2014, for its annual stockholders’ meeting for 2014 (the “Proxy Statement”).

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

See Index to Consolidated Financial Statements on page F-1.

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

10.2 (1)	2005 Incentive Award Plan, incorporated by reference to Appendix A to the Company’s proxy statement filed on May 16, 2005.

10.3 (1)	Amended and Restated 2005 Incentive Award Plan, dated November 1, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2010.

10.4 (1)	Form of 2005 Incentive Award Plan Stock Option Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2012.

10.5 (1)	Form of 2005 Incentive Award Plan Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.

10.6 (1)	Form of Indemnification Agreement, incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-3/A (File No. 333-60284), filed July 27, 2001.

10.7 (1)	Employment Agreement between the Company and Timothy E. Brog dated as of July 11, 2013, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 12, 2013.

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

10.16 (2)

Nest Office SDK Development and Reseller Agreement Statement of Work 8 to BDA No.  N-A-1 between Novell, Inc. and Peerless Systems Networking dated August 17, 1999, incorporated by reference to Exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2002.

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

10.19 (2)

Asset Purchase Agreement by and between Kyocera-Mita Corporation and Peerless Systems Corporation, dated as of January 9, 2008, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 10, 2008.

21	Registrant’s Wholly-Owned Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm-Mayer Hoffman McCann P.C..

24.1	Power of Attorney. Reference is made to the signature page to this Annual Report on Form 10-K.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

(1) Management contract or compensatory plan or arrangement.

(2) Subject to a Confidential Treatment Order.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2014.

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

Signature	Title	Date

/s/ Timothy E. Brog	Director	April 30, 2014
Timothy E. Brog

/s/ Matthew Dickman	Director	April 30, 2014
Matthew Dickman

/s/ Jeffrey A. Hammer	Director	April 30, 2014
Jeffrey A. Hammer

/s/ Gerald Stein	Director	April 30, 2014
Gerald Stein

PEERLESS SYSTEMS CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Peerless Systems Corporation

We have audited the accompanying consolidated balance sheets of Peerless Systems Corporation as of January 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peerless Systems Corporation as of January 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann P.C.

Boston, Massachusetts
April 30, 2014

PEERLESS SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended January 31,
	2014	2013

Revenues	$3,605	$2,493
Cost of revenues	273	227
Gross margin	3,332	2,266

Operating expenses	2,141	1,576
Income from operations	1,191	690
Other income (loss), net	(2,208)	173
Income (loss) before income taxes	(1,017)	863
Benefit from income taxes	(159)	(907)
Net income (loss)	$(858)	$1,770
Basic earnings (loss) per share	$(0.32)	$0.56
Diluted earnings (loss) per share	$(0.32)	$0.53
Weighted average common shares - outstanding — basic	2,718	3,167
Weighted average common shares - outstanding — diluted	2,718	3,336

The accompanying notes are an integral part of these consolidated financial statements.

 PEERLESS SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended January 31,
	2014	2013
Net income (loss)	$(858)	$1,770
Changes in unrealized losses in available for sale securities, net of taxes	(134)	(1,599)
Reclassification adjustment for gains (loss) included in net income	657	(380)
Total comprehensive loss, net of taxes	$(335)	$(209)

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 31, 2014	January 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$7,962	$8,866
Marketable securities	4,301	2,910
Trade accounts receivable, net	1,186	1,346
Deferred tax assets	137	495
Income tax receivable	416	231
Prepaid expenses and other current assets	58	65
Total current assets	14,060	13,913
Other assets	6	4
Total assets	$14,066	$13,917

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued wages and compensated absences	$60	$103
Accrued product licensing costs	137	315
Other current liabilities	1,457	143
Total current liabilities	1,654	561
Other liabilities
Tax liabilities	285	276
Total liabilities	1,939	837
Stockholders’ equity:
Common stock, $.001 par value, 30,000 shares authorized, 19,680 issued at January 31, 2014 and 19,588 issued at January 31, 2013	20	18
Additional paid-in capital	58,535	57,534
Retained earnings	5,768	6,626
Accumulated other comprehensive loss, net of taxes	(134)	(657)
Treasury stock, 16,910 at January 31, 2014 and 16,460 at January 31, 2013	(52,062)	(50,441)
Total stockholders’ equity	12,127	13,080
Total liabilities and stockholders’ equity	$14,066	$13,917

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock		Treasury Stock		Additional Paid - In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, February 1, 2012	19,502	$18	15,951	$(48,497)	$57,177	$4,856	$1,322	$14,876
Issuance of restricted stock	18	-	-	-	-	-	-	-
Forfeitures of restricted stock	(14)	-	-	-	-	-	-	-
Exercise of stock options	95	-	-	-	116	-	-	116
Shares withheld from exercise of stock options	(13)	-	-	-		-	-	-
Purchase of Treasury Stock	-	-	509	(1,944)	-	-		(1,944)
Stock based compensation expense	-	-	-	-	241	-	-	241
Net income	-	-	-	-	-	1,770	-	1,770
Reclassification adjustment for realized gains included in net income	-	-	-	-	-	-	(380)	(380)
Changes in unrealized (losses) gains in available for sale securities, net of taxes	-	-	-	-	-	-	(1,599)	(1,599)

Balances, January 31, 2013	19,588	$18	16,460	$(50,441)	$57,534	$6,626	$(657)	$13,080
Issuance of restricted stock	257	-	-	-	-	-	-	-
Forfeitures of restricted stock	(180)	-	-	-	-	-	-	-
Exercise of stock options	15	2	-	-	40	-	-	42
Purchase of Treasury Stock	-	-	450	(1,621)	-	-	-	(1,621)
Stock based compensation expense	-	-	-	-	961	-	-	961
Net loss	-	-	-	-	-	(858)	-	(858)
Reclassification adjustment for realized gains included in net income	-	-	-	-	-	-	657	657
Changes in unrealized (losses) gains in available for sale securities, net of taxes	-	-	-	-	-	-	(134)	(134)

Balances, January 31, 2014	19,680	$20	16,910	$(52,062)	$58,535	$5,768	$(134)	$12,127

The accompanying notes are an integral part of these consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended January 31,
	2014	2013

Cash flows from operating activities:
Net income (loss)	$(858)	$1,770
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	961	241
Realized (gain) loss on marketable securities	2,217	(58)
Deferred tax expense	41	45
Changes in operating assets and liabilities:
Trade accounts receivables	160	(79)
Income tax receivable	(185)	(210)
Prepaid expenses and other assets	4	(8)
Accrued product licensing costs	(178)	97
Other liabilities	1,272	(699)
Tax liabilities	9	(1,367)
Net cash provided by (used in) operating activities	3,443	(268)
Cash flows from investing activities:
Purchases of marketable securities	(261,533)	(194,994)
Proceeds from sale of marketable securities	258,766	195,535
Net cash provided (used in) by investing activities	(2,767)	541
Cash flows from financing activities:
Proceeds from exercise of stock options	42	5
Purchase of treasury stock	(1,622)	(1,845)
Net cash used in financing activities	(1,580)	(1,840)
Net decrease in cash and cash equivalents	(904)	(1,567)
Cash and cash equivalents, beginning of period	8,866	10,433
Cash and cash equivalents, end of period	$7,962	$8,866

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$3	-
Income taxes	$-	$601
Supplemental disclosure of non-cash investing and financing activities:
Treasury stock aquired in connection with option exercise	$-	99

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

Liquidity: As of January 31, 2014, the Company had cumulative retained earnings of $5.8 million; the Company also had cash, cash equivalents and marketable securities (net of broker payable of $1.4 million included in other current liabilities) of $10.9 million and net working capital of $ 12.4 million.  The Company has no material financial commitments.  The Company believes that its existing cash and cash equivalents and any cash generated from operations will be sufficient to fund its working capital requirements, capital expenditures and other obligations through the next twelve months.

Principles of Consolidation and Basis of Presentation: The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

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

The Company grants credit terms in the normal course of business to its customers.  The Company continuously monitors collections and payments from its customers and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of any customers to make required payments.  Estimated losses are based primarily on specifically identified customer collection issues.  If the financial condition of any of the Company’s customers, or the economy as a whole, were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Actual results have historically been consistent with management’s estimates. The allowance for doubtful accounts carried a zero balance as of January 31, 2014 and 2013.

The recognition of the Company’s recurring product licensing revenues is dependent, in part, on the timing and accuracy of product sales reports received from the Company’s OEM customers.  These reports are primarily provided only on a calendar quarter basis and, in any event, are subject to delay and potential revision by the OEM.  Therefore, the Company is required to estimate all of the recurring product licensing revenues for the last month of each fiscal quarter and to further estimate all of its quarterly revenues from an OEM when the report from such OEM is not received in a timely manner.  As such, the Company accrued licensing revenues of $417,000 and $467,000 for the fiscal years ended January 31, 2014 and 2013, respectively. In the event the Company is unable to estimate such revenues accurately prior to reporting financial results, the Company may be required to adjust revenues in subsequent periods.

Cash and Cash Equivalents: Cash and cash equivalents represent cash and highly liquid investments, which mature within three months of purchase.

Fair Value of Financial Instruments: Cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are carried at cost, which management believes approximates fair value due to the short term maturity of these instruments. The fair values described herein were determined using significant other observable inputs (Level 2), except for cash and cash equivalents which use quoted market prices (Level 1), as defined by GAAP

Marketable Securities: The Company makes investments of cash in liquid interest bearing accounts and marketable securities. Marketable securities, as of January 31, 2014, were classified as available-for-sale, in accordance with ASC 320, “Investments – Debt and Equity Securities”, and are stated at fair market value, with any unrealized gains or losses reported as other comprehensive income (loss) under shareholders’ equity in the accompanying consolidated balance sheets.  Realized gains or losses and declines in value that are other than temporary, if any, on available-for-sale securities are calculated using the average cost method and are reported in other income or expense as incurred.

During the year, the Company made investments in available-for-sale and trading securities, as defined by ASC 320.  The Company classified securities that were purchased or sold with the intent to dispose within a short period as trading securities.  Trading securities generally consisted of exchanged-listed securities such as common stock and equity options.  Available-for-sale securities generally consisted of exchanged-listed securities such as common stock. Realized gains or losses on trading and available-for-sale securities are recorded in the statement of operations in other income, net.

Property and Equipment: Property and equipment are stated at cost, less accumulated depreciation.  Depreciation on property and equipment is calculated using the straight-line method as follows:

Computers and other equipment (in years)	3 to 5
Furniture (in years)	10
Leasehold improvements	Shorter of useful life or lease term

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

Comprehensive Income: In accordance with ASC 220, “Comprehensive Income,” all components of comprehensive income, including net income, are reported in the consolidated financial statements in the period in which they are recognized.  Other comprehensive income includes unrealized gains and losses on available-for-sale securities. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.  The Company’s accumulated other comprehensive loss for fiscal years ended January 31, 2014 and 2013 consisted of net income and unrealized gains or losses and is reported in stockholders’ equity.

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

Recent Accounting Pronouncements:  In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which amends Accounting Standards Codification (“ASC”) 220, “Comprehensive Income.” The amended guidance requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amended guidance does not change the current requirements for reporting net income or other comprehensive income. The amendment is effective prospectively for annual periods, and interim periods within those annual periods, beginning after December 15, 2012. The new guidance did not have a material impact on the Company’s financial statements for each year ended January 31, 2014 and 2013.

2.   Cash, Cash Equivalents and Marketable Securities

On February 1, 2008, the Company adopted the provisions of FASB ASC Topic 820, Fair Value Measurements and Disclosures (formerly known as FAS 157 Fair Value Measurements), which clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, Topic 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions.  This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  On a recurring basis, the Company measures its marketable securities at fair value.  Marketable securities are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.

As of January 31, 2014 and 2013, cash, cash equivalents and marketable securities included the following (in thousands):

	January 31, 2014
	Cost	Unrealized Gains	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash and cash equivalents	$7,962	$-	$-	$-	$7,962
Exchange traded marketable securities	4,521		(220)		4,301
Total	$12,483	$-	$(220)	$-	$12,263

	January 31, 2014
	Cost	Unrealized Gains	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash and cash equivalents	$8,866	$-	$-	$-	$8,866
Exchange traded marketable securities	3,970		(1,060)	-	2,910
Total	$12,836		$(1,060)	$-	$11,776

Cash equivalents are comprised of money market funds which are traded in an active market with no restrictions and money market savings accounts.

 3. Stock-Based Compensation Plans

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

2005 Incentive Stock Option Plan: In June 2005, stockholders approved the Company’s 2005 Equity Incentive Plan (the “2005 Incentive Plan”).  The Board authorized and reserved 500,000 shares together with the 289,000 shares remaining under the 1996 Incentive Plan which was terminated as authorized by the stockholders. As of January 31, 2014, there are approximately 267,000 shares available for future grants.

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

The following represents option activity under the 1996 Incentive Plan and 2005 Incentive Plan for the fiscal years ended January 31, 2014 and 2013:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts)
Balance outstanding January 31, 2012	574	$2.39
Granted	82	$3.92
Exercised	(95)	$1.65
Canceled or expired	(48)	$2.97
Balance outstanding January 31, 2013	513	$2.71	6.32	$437
Granted	6	$3.71
Exercised	(15)	$2.77
Canceled or expired	(104)	$2.88
Balance outstanding January 31, 2014	400	$2.68	5.13	$439
Stock options exercisable, January 31, 2014	374	$2.61	4.90	$437

The weighted-average fair value as of date of grant of the options granted during the years ended January 31, 2014 and 2013 were $1.47 and $1.90, respectively.  During the years ended January 31, 2014 and 2013, the total intrinsic value of stock options exercised was $8,700 and $205,341, respectively.  Cash received from stock option exercises in fiscal 2014 and fiscal 2013 was $41,550 and $4,390, respectively.  In addition, the Company also received 26,389 company shares valued at $99,750 in connection with a stock option exercised in fiscal 2013, which was accounted for as treasury stock.

The valuation methodologies and assumptions in estimating the fair value of stock options that were granted in fiscal 2014 were similar to those used in estimating the fair value of stock options granted in fiscal 2013 by using the Black-Scholes model.  The Company uses historical volatility of Peerless’ stock price as a basis to determine the expected volatility assumption to value stock options.  The expected volatility was calculated based upon the changes in the price of the Company’s common stock over a five year period.   The expected dividend yield is based on Peerless’ practice of not paying dividends.  The risk-free rate of return is based on the yield of a U.S. Treasury instrument with terms approximating or equal to the expected term of the option.  The expected life in years is based on historical actual stock option exercise experience. During fiscal 2014, the Company used the weighted average expected lives of 7.0 years, expected volatility of 36.3%, and weighted average risk free interest rate of 1.23%.  During fiscal 2013, the Company used the weighted average expected lives of 7.8 years, expected volatility of 42.5%, and weighted average risk free interest rate of 1.75%.

Compensation expenses for share-based awards granted are recognized using a straight-line, or single-option method.  The Company recognizes these compensation costs over the service period of the award, which is generally the option vesting term of three or four years.   In fiscal 2014 and 2013, the Company recorded a total of $96,000 and $139,000, respectively, in stock option expense related to stock options awarded.

The excess tax benefit from exercised options was approximately $8,700 for the year ended January 31, 2014.  As of January 31, 2014, there was $42,572 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1996 and 2005 Incentive Plans and certain options issued outside these plans.  That cost is expected to be recognized over a weighted-average period of 1.99 years.  The Company issues shares of common stock reserved for such plans upon the exercise of stock options.

During fiscal 2014, the Company granted 258,088 shares of restricted stock to its directors and employees pursuant to the 2005 Incentive Plan, including approximately 250,000 shares related to the market-based award noted below.  During fiscal 2014, 67,907 shares of restricted common stock vested with an aggregated fair market value at the vesting dates of $254,501.  The related stock based compensation expense of approximately $865,000 has been recorded for the year ended January 31, 2014, including approximately $812,000 related to the market-based award noted below.

During fiscal 2013, the Company granted 17,577 shares of restricted stock to its directors and employees pursuant to the 2005 Incentive Plan.  During fiscal 2013, 52,202 shares of restricted common stock vested with an aggregated fair market value at the vesting dates of $199,794.  The related stock based compensation expense of approximately $102,000 has been recorded for the year ended January 31, 2013.

In connection with the new employment agreement entered into on July 11, 2013 with Mr. Timothy Brog, the Company’s Chairman and Chief Executive Officer (the “Employment Agreement”), Mr. Brog agreed to forfeit 150,000 shares of restricted common stock that remained unvested under the previous employment agreement between the Company and Mr. Brog dated August 26, 2010 (the “2010 Agreement”). As part of the Employment Agreement, the Company granted 250,000 shares of restricted common stock to Mr. Brog. Although the fair value of the newly granted restricted common stock would be amortized as stock-based compensation, there would be no offset from the fair value previously expensed relating to the 150,000 shares that were forfeited due to the fact that the requisite service period had been satisfied.

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

The daily expected stock price volatility is based on four-year historical volatility of the Company’s common stock. The daily expected dividend yield is based on annual expected dividend payments and the closing price of the Company’s common stock on the Nasdaq Capital Market on the date of the grant. The average daily risk-free interest rate is based on the three-year treasury yield as of the grant date. Each of the four tranches of the restricted stock grant is calculated to have its own fair value and requisite service period. The fair value of each tranche is amortized over the lesser of the requisite or derived service period which is up to four years. These shares had an aggregate grant date fair value of $812,000. This award was fully expensed as of January 31, 2014. As of January 31, 2014, 62,500 shares were vested under this grant with a fair market value of $235,000.

The following represents restricted stock activity under the 1996 Incentive Plan and 2005 Incentive Plan for the fiscal years ended January 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock awards as of January 31, 2013	196,903	$2.31
Granted	258,088	$3.26
Vested	(67,907)	$3.58
Forfeited	(180,208)	$2.19
Non-vested stock awards as of January 31, 2014	206,876	$3.19

As of January 31, 2014, there was $31,000 of total unrecognized compensation cost related to non-vested stock awards which will be recognized over a weighted-average period of 1.07 years.

4.  Other Current Liabilities:

Other current liabilities at January 31 consisted of the following:

	2014	2013
	(In thousands)
Broker payable	$1,371	$-
Professional service fees	69	87
Accounts payable	15	51
Accrued expenses	2	5

Total other current liabilities	$1,457	$143

5.  Income Taxes:

The income tax provision (benefit) for the years ended January 31, 2014 and 2013 consisted of:

	2014	2013
	(In thousands)
Current:
Federal	$(195)	$(1,013)
State	(4)	73
	$(199)	$(940)

Deferred:
Federal	$77	$32
State	(37)	1
	$40	$33
Income tax provision (benefit)	$(159)	$(907)

As of January 31, 2014, the Company had net deferred tax assets available of approximately $137,000, compared to $495,000 as of January 31, 2013. The majority of the change in deferred tax assets relates to the unrealized loss included in accumulated other comprehensive loss.  In fiscal 2014, the Company recorded an increase in the valuation allowance of approximately $157,000 related to certain deferred tax assets, for which realization cannot be considered more likely than not at this time, as discussed below. Deferred tax assets or deferred tax liabilities for the years ended January 31, consisted of:

	2014	2013
	(In thousands)
Deferred tax assets (liabilities):
Accrued liabilities	$23	$18
Stock based compensation	254	97
State income taxes	-	26
Net Operating Loss	20	-
Unrealized losses on marketable securities	86	404
Other	8	47
Total deferred tax assets	391	592
Valuation allowance	(254)	(97)

Net deferred income tax asset	$137	$495

 The provision (benefit) for income taxes for the years ended January 31, 2014 and 2013 differed from the amount that would result from applying the federal statutory rate as follows:

	2014	2013
Statutory federal income tax rate	34.0%	34.0%
State tax	4.1	5.5
Stock based compensation	(10.2)	0.7
Other	3.1	(0.2)
Reserve for uncertain tax positions	-	(146.7)
Change in valuation allowance	(15.4)	1.6
Provision (benefit) for income taxes	15.6%	(105.1)%

The effective tax rate for fiscal 2014 was lower than the statutory rate because of a $157,000 increase in valuation allowance related to certain stock-based compensation recorded during the year, net of certain restricted stock that vested during the same period. The effective tax rate for fiscal 2013 was lower than the statutory rate because of a reversal of $1,265,000 in tax liabilities related to an unrecognized tax benefit from the Company’s tax position taken for the fiscal year ended January 31, 2009, in connection with the completion of the three year statute of limitations period applicable to the corresponding tax return, as discussed below.

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

There was no cumulative effect of adopting ASC 740-10 to the February 1, 2007 retained earnings balance.  On the date of adoption, the Company had $2.0 million of unrecognized tax benefits, all of which would reduce its effective tax rate if recognized.  A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal years 2014 and 2013 is as follows:

	2014	2013
	(In thousands)
Beginning balance	$276	$1,643
Additions based on tax positions related to current year	-	9
Subtractions for tax positions of prior years	-	(1,376)
Ending balance	$276	$276

During fiscal year 2013, the Company reversed $1,376,000 of tax liabilities, consisting of $1,265,000 in an unrecognized tax benefit and approximately $111,000 in related accrued interest expense.  This reversal of tax liabilities related to an unrecognized tax benefit from the Company’s tax position taken for the fiscal year ended January 31, 2009, in connection with the completion of the three year statute of limitations period applicable to the corresponding tax return.  The remaining balance of $276,000 in unrecognized tax benefit as of January 31, 2014, when recognized, would favorably affect the Company’s effective tax rate.

For the years ended January 31, 2014 and 2013 interest and penalties of $9,000 related to income tax liabilities is included in the line item Other income, net on the Consolidated Statements of Income.  The Company’s tax returns for the fiscal years ended January 31, 2011 through January 31, 2013 remain open to examination by the tax authorities, except the California tax returns, which are open to examination for the fiscal years ended January 31, 2010 through January 31, 2013. The Company’s New York State corporate tax returns for the fiscal years 2008 and 2009 are currently under examination and remained open as of January 31, 2014. The Company had one employee in New York State during a portion of those periods.

In assessing whether the deferred tax assets can be realized, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible.  The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  The Company believes it is more likely than not that certain deferred tax assets related to share-based compensation will not be realized and has maintained a valuation allowance of $254,000 at January 31, 2014.

 6.  Earnings Per Share:

Earnings per share for the years ended January 31, is calculated as follows:

	2014			2013
	N et		Per Share	Net		Per Share
	Loss	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share amounts)

Basic EPS
Earnings available to common stockholders	$(858)	2,718	$(0.32)	$1,770	3,167	$0.56
Effect of Dilutive Securities
Restricted Shares	-	-	-	-	1	-
Options	-	-	-	-	168	-
Diluted EPS
Earnings available to common stockholders with assumed conversions	$(858)	2,718	$(0.32)	$1,770	3,336	$0.53

Potentially dilutive options in the aggregate of approximately 122,000 and 145,000 in fiscal years 2014 and 2013, respectively, have been excluded from the calculation of the diluted income per share based on (i) the fact that the exercise prices of such options exceeds the average stock price and (ii) the number of buy back shares exceeded the assumed shares issued upon exercise of options.  For these reasons, these options were considered anti-dilutive. In addition, dilutive options of approximately 129,000 in fiscal 2014 have been excluded from the calculation of the diluted loss per share because it would otherwise result in a reduction in loss per share.

 7. Common Stock Repurchases:

During the fiscal year ended January 31, 2014, the Company repurchased 450,091 shares of its common stock for an aggregate purchase price of $1,620,458.   From February 1, 2014 through April 17, 2014, the Company repurchased an additional 19,903 shares of its common stock for an aggregate purchase price of $74,095.

 8.  Employee Savings Plan:

The Company maintains an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code (the “Code”) for its full-time employees.  The plan allows employees to make specified percentage pretax contributions up to the maximum dollar limitation prescribed by the Code.  The Company matches 50% of employee contributions up to a maximum of $2,000 per employee per year. Company contributions to the plan during the years ended January 31, 2014 and 2013 were $4,300 and $5,300, respectively.

9.  Segment Reporting:

The Company operates in one reportable business segment, Imaging.  Peerless provides software-based digital imaging and networking technology for digital document products and provides directory and management software for networked storage devices and integrates proprietary software into enterprise networks of OEMs.

A limited number of these OEM customers continue to provide a substantial portion of our revenues in fiscal 2014 and fiscal 2013.  There were three OEM customers, Novell, KMC and Oki Data, each of which constituted customers representing 10% or more of our total revenues in fiscal 2014 and/or fiscal 2013, and collectively accounted for 93% and 70% of our revenues for fiscal 2014 and fiscal 2013, respectively.

The Company’s assets are located in the United States.  The Company’s revenues for the years ended January 31, 2014 and 2013 which are transacted in U.S. dollars are derived based on sales to customers in the following geographic regions:

	Years Ended January 31,
	2014	2013
	(In thousands)
United States	$1,420	$1,511
Japan	2,185	978
Other	-	4
	$3,605	$2,493

 10.  Commitments:

Operating Leases: The Company subleases its offices in Stamford, Connecticut and entered into a new sub-lease agreement dated January 25, 2013 for a term of two years and six months.  Future minimum rental payments under long-term operating leases for the years ending January 31 are as follows:

Operating Leases
(In thousands)
2015	$26
2016	13
$39

Total rental expense was $25,800 and $24,677 for the years ended January 31, 2014 and 2013, respectively.

11.  Other Income:

During fiscal year 2014, the Company reported approximately $2,208,000 of other loss, representing primarily $2,217,000 of realized loss on marketable securities.

During fiscal year 2013, the Company reported approximately $173,000 of other income, representing primarily $111,000 of reversal of accrued interest expenses related to tax liabilities and $58,000 of realized gains on marketable securities.

12.  Risks and Uncertainties:

Concentration of Credit Risk: The Company’s credit risk in accounts receivable (trade and unbilled), which are generally not collateralized, is concentrated with customers which are OEMs of laser printers and printer peripheral technologies.  The financial loss, should a customer be unable to meet its obligation to the Company, would be equal to the recorded accounts receivable.  At January 31, 2014, three customers collectively represented approximately 93% of total accounts receivable and three customers collectively represented approximately 90% at January 31, 2013.

A significant portion of the Company’s revenue is generated from recurring quarterly shipments made by its OEM customers.  In the past, block licenses and perpetual licenses contributed to more of the Company’s revenue. Recurring revenue from quarterly shipments represented 100% in fiscal 2014 and fiscal 2013 because there were no block licenses or perpetual licenses sold during that two year period. Revenue from recurring quarterly shipments from our customers exposes us to more credit risk as payments are made on a quarterly basis, rather than with block licenses which are paid in advance.

Litigation: The Company is involved from time to time in various claims and legal actions incident to its operations, either as plaintiff or defendant.  In the opinion of management, after consulting with legal counsel, no claims are currently expected to have a material adverse effect on the Company’s financial position, operating results, or cash flows.

License Agreements:  The Company's historical business has consisted of (i) products with Peerless developed intellectual property, (ii) products based upon an agreement with Novell (“Novell”) and (iii) products based upon an agreement with Adobe Systems Corporation (“Adobe”) to bundle and sublicense Adobe’s licensed products into products for OEMs. The Company’s agreement with Adobe to bundle and sublicense Adobe’s licensed products into new OEM products expired on March 31, 2010.  The Company is unlikely to be able to transition its customer base to another provider which will have an impact on Adobe related licensing revenues for the coming years. Our revenues from licensing products that include Adobe technology were approximately $0.8 million and $0.7 million for fiscal 2014 and 2013, respectively.

 13.  Subsequent Events:

The Company has evaluated subsequent events through the date these consolidated financial statements were issued and concluded no other subsequent events required disclosure or recognition.