Form 10-Q
period 2014-04-30
PEERLESS SYSTEMS CORP
filed 2014-06-16
CIK 897893

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

or

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

The number of shares of common stock outstanding as of June 9, 2014 was 2,736,518.

PEERLESS SYSTEMS CORPORATION INDEX

FORWARD-LOOKING STATEMENTS

Statements made by us in this report and in other reports and statements released by us that are not historical facts may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements are necessarily estimates reflecting the judgment of our senior management based on our current estimates, expectations, forecasts and projections and include comments that express our current opinions about trends and factors that may impact future strategy, strategic alternatives or operating results.  Disclosures that use words such as “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect,” “project” or the negative of these, as well as similar expressions, are intended to identify forward-looking statements.  These statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievement, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements.  We discuss such risks, uncertainties and other factors which could cause results to differ materially from management’s expectations throughout this report. Additional information regarding factors that could cause results to differ materially from management's expectations is found in the section entitled "Risk Factors" in our 2014 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”).  Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below.

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

PART I—FINANCIAL INFORMATION

 Item 1 — Financial Statements.

PEERLESS SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 30, 2014	January 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$11,353	$7,962
Marketable securities	-	4,301
Trade accounts receivable, net	958	1,186
Deferred tax assets	48	137
Income tax receivable	385	416
Prepaid expenses and other current assets	44	58
Total current assets	12,788	14,060
Other assets	6	6
Total assets	$12,794	$14,066

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued wages and compensated absences	$63	$60
Accrued product licensing costs	127	137
Other current liabilities	64	1,457
Total current liabilities	254	1,654
Other liabilities
Tax liabilities	287	285
Total liabilities	541	1,939
Stockholders’ equity:
Common stock, $.001 par value, 30,000 shares authorized, 19,680 issued at April 30, 2014 and January 31, 2014	20	20
Additional paid-in capital	58,561	58,535
Retained earnings	5,819	5,768
Accumulated other comprehensive loss, net of taxes	-	(134)
Treasury stock, 16,933 at April 30, 2014 and 16,910 at January 31, 2014	(52,147)	(52,062)
Total stockholders’ equity	12,253	12,127
Total liabilities and stockholders’ equity	$12,794	$14,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

	Three Months Ended April 30,
	2014	2013
Revenues	$547	$1,101
Cost of revenues	78	128
Gross margin	469	973
Operating expenses	265	338
Income from operations	204	635
Other loss, net	(119)	(414)
Income before income taxes	85	221
Provision for income taxes	34	86
Net income	$51	$135
Basic earnings per share	$0.02	$0.05
Diluted earnings per share	$0.02	$0.04
Weighted average common shares - outstanding — basic	2,549	2,910
Weighted average common shares - outstanding — diluted	2,679	3,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended April 30,
	2014	2013
Net income	$51	$135
Changes in unrealized losses in available for sale securities, net of taxes	-	106
Reclassification adjustment for gains included in net income	134	212
Total comprehensive income, net of taxes	$185	$453

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended April 30,
	2014	2013

Cash flows from operating activities:
Net income	$51	$135
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	26	44
Realized loss on marketable securities	120	417
Changes in operating assets and liabilities:
Trade accounts receivable	228	(320)
Income tax receivable	31	87
Prepaid expenses and other assets	14	(9)
Accrued product licensing costs	(10)	8
Other liabilities	(1,390)	(26)
Tax liabilities	2	2
Net cash provided by (used in) operating activities	(928)	338
Cash flows from investing activities:
Purchases of marketable securities	(4,895)	(12,266)
Proceeds from sale of marketable securities	9,299	13,879
Net cash provided by investing activities	4,404	1,613
Cash flows from financing activities:
Purchase of treasury stock	(85)	(239)
Net cash used in financing activities	(85)	(239)
Net increase in cash and cash equivalents	3,391	1,712
Cash and cash equivalents, beginning of period	7,962	8,866
Cash and cash equivalents, end of period	$11,353	$10,578

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3	$-

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

These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014, filed with the SEC on April 30, 2014.  The consolidated results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.

2.  Cash, Cash Equivalents, and Marketable Securities

As of April 30, 2014 and January 31, 2014, cash, cash equivalents, and marketable securities included the following (in thousands):

April 30, 2014
	Cost	Unrealized Gains	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash and cash equivalents	$11,353	$-	$-	$-	$11,353
Total	$11,353	$-	$-	$-	$11,353

January 31, 2014
	Cost	Unrealized Gains	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Longer	Estimated Fair Value
Cash and cash equivalents	$7,962	$-	$-	$-	$7,962
Exchange traded marketable securities	4,521	-	(220)	-	4,301
Total	$12,483	$-	$(220)	$-	$12,263

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

During the three month periods ended April 30, 2014 and 2013, the Company recorded approximately $120,000 and $417,000 of realized losses on investments, respectively.  Financial instruments purchased with intention to sell over a short period were classified as trading securities.   Realized gains and losses on trading securities were calculated using average cost method.  The Company's investments consist of available-for-sale securities as of January 31, 2014 and no such securities existed as of April 30, 2014.

3.  Earnings Per Share

Earnings per share (EPS) for the three month periods ended April 30, 2014 and 2013 are calculated as follows (in thousands, except for per share amounts):

	2014			2013
			Per			Per
	Net		Share	Net		Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share amounts)
Basic EPS
Earnings available to common stockholders	$51	2,549	$0.02	$135	2,910	$0.05
Effect of Dilutive Securities
Restricted Shares	-	13	-	-	1	-
Options	-	117	-	-	120	-
Diluted EPS
Earnings available to common stockholders with assumed conversions	$51	2,679	$0.02	$135	3,031	$0.04

Potentially dilutive options in the aggregate of approximately 105,000 and 137,650 for the three months ended April 30, 2014 and 2013, respectively, have been excluded from the calculation of the diluted earnings per share, because their effect would have been anti-dilutive, based on (i) the fact that the exercise prices of such options exceeds the average stock price and (ii) the number of buy-back shares exceeded the assumed shares issued upon exercise of options.  Basic weighted average shares exclude unvested shares of restricted common stock granted to employees and directors.

 4.  Stock-Based Compensation Plans

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

For the three month period ended April 30, 2014 and 2013, the Company recorded a total of approximately $13,000 and $27,000, respectively, in stock option expense related to stock options awarded.

The following represents option activity under the 1996 Equity Incentive Plan and 2005 Incentive Award Plan, as amended and restated, for the three month period ended April 30, 2014:

Weighted
		Weighted	Average Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value
(In thousands, except per share amounts)

Balance outstanding January 31, 2014	400	$-
Granted	-	$-
Exercised	-	$-
Canceled or expired	-	$-
Balance outstanding April 30, 2014	400	$2.68	4.89	$424
Stock options exercisable, April 30, 2014	381	$2.63	4.71	$424

As of April 30, 2014, there was approximately $29,000 of total unrecognized compensation cost related to unvested option-based compensation arrangements granted under the 2005 plan.  That cost is expected to be recognized over a weighted-average period of 2.3 years.

In addition to the stock option expense, for the three month period ended April 30, 2014 and 2013, the Company also recorded a total of approximately $13,000 and $17,000, respectively, in stock compensation expense related to restricted stock awarded.

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

The daily expected stock price volatility is based on four-year historical volatility of the Company’s common stock. The daily expected dividend yield is based on annual expected dividend payments and the closing price of the Company’s common stock on the Nasdaq Capital Market on the date of the grant. The average daily risk-free interest rate is based on the three-year treasury yield as of the grant date. Each of the four tranches of the restricted stock grant is calculated to have its own fair value and requisite service period. The fair value of each tranche is amortized over the lesser of the requisite or derived service period which is up to four years. These shares had an aggregate grant date fair value of $812,000. This award was fully expensed as of April 30, 2014. As of April 30, 2014, 62,500 shares were vested under this grant with a fair market value of $235,000.

The total fair value, based on the price on the day of grant, for restricted stock awards that vested during the three month period ended April 30, 2014, was approximately $36,400.  A summary of the Company’s non-vested restricted stock awards as of April 30, 2014 is as follows:

		Weighted
		Average
		Grant
	Number of	Date Fair
	Shares	Value
Non-vested stock awards as of January 31, 2014	206,876	$3.19
Granted	-	$-
Vested	(10,000)	$3.64
Forfeited	-	$-
Non-vested stock awards as of April 30, 2014	196,876	$3.16

The unrecognized compensation for non-vested restricted stock awards of approximately $18,000 will be recognized over a weighted-average period of 1.1 years.

5.  Concentration of Revenues

During the three month period ended April 30, 2014 and 2013, three customers, Kyocera Document Solutions, Inc (“KDS”), Novell Inc. (“Novell”) and Oki Data Corporation (“Oki”) accounted for approximately 82% and 90% of the revenues of the Company, respectively.

At April 30, 2014, three customers represented 88% of total accounts receivable and at January 31, 2014, three customers collectively represented 93% of total accounts receivable.

6.  Common Stock Repurchases

During the three month period ended April 30, 2014, the Company repurchased 22,970 shares of its common stock for an aggregate purchase price of $85,416, at an average cost of $3.72 per share, compared to 68,441 shares repurchased for $238,283, or an average cost of $3.48 per share during the three month period ended April 30, 2013. From May 1, 2014 through June 9, 2014, the Company repurchased an additional 10,102 shares of its common stock for an aggregate purchase price of $36,303.

7.  Income Taxes

The Company reported tax provision of approximately $34,000 and $86,000 for the three month period ended April 30, 2014 and 2013, respectively.   The effective tax rate was 40.0% and 38.9 % for the three month period ended April 30, 2014 and 2013, respectively.

The majority of the change in deferred tax assets relates to the unrealized loss included in accumulated other comprehensive income. As of April 30, 2014, the Company had a valuation allowance of approximately $250,000 against certain deferred tax assets, for which realization cannot be considered more likely than not at this time. Such deferred tax assets relate to stock compensation expenses incurred by the Company in the form of equity awards. Management assesses the need for the valuation allowance on a quarterly basis.

The Company’s New York State corporate tax returns for the fiscal years 2008 and 2009 are currently under examination and remained open as of April 30, 2014. The Company had one employee in New York State during a portion of those periods.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Highlights

For the three month period ended April 30, 2014, our revenue decreased by 50.3% to $547,000 from $1,101,000 reported for the same period in 2013. This decrease is primarily attributable to a large customer whose revenue dropped significantly during the three months ended April 30, 2014 when compared to the same period in 2013. The 50.3% decrease in revenue is also attributable in part to the declining revenue trajectory from our other original equipment manufacturers (“OEMs”) customers.

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

Liquidity and Capital Resources

Management believes that the Company currently has sufficient cash flow from operations, cash, and cash equivalents to meet its short-term working capital requirements. Our total assets as of April 30, 2014 were $12.8 million, a decrease of 9.2% from $14.1 million as of January 31, 2014. This 9.2% decrease is primarily as a result of repaying broker payable of $1.4 million during the three months period ended April 30, 2014. Our cash and investments increased from $10.9 million (net of broker payable of $1.4 million included in other liabilities) at January 31, 2014 to $11.4 million at April 30, 2014. Stockholders’ equity as of April 30, 2014 was $12.3 million, an increase of $0.2 million from $12.1 million as of January 31, 2014.

Our operations used $0.9 million in cash during the three months ended April 30, 2014, compared to $0.3 million in cash provided by operations during the three months ended April 30, 2013, primarily as a result of repaying broker payable of $1.4 million during the three months period ended April 30, 2014. During the three months ended April 30, 2014, $4.4 million in cash was generated by our investing activities, mainly due to the dispositions of all of our investment in marketable securities.

       At April 30, 2014, our principal source of liquidity, cash and cash equivalents was $11.4 million, an increase of $3.4 million from $8.0 million as of January 31, 2014, primarily attributable to the sale of investments.

Critical Accounting Policies

We describe our significant accounting policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended January 31, 2014. There has been no change in our significant accounting policies since January 31, 2014.

Results of Operations

Revenues

Revenues were $547,000 for the three month period ended April 30, 2014, compared to $1,101,000 for the three month period ended April 30, 2013.  This 50.3% decrease in revenue is primarily attributable to a large customer whose revenue dropped significantly during the three months ended April 30, 2014 when compared to the same period in 2013. The 50.3% decrease in revenue is also attributable in part to the declining revenue trajectory from our other OEM customers.

Cost of Revenues

Product licensing costs were $78,000 or 14.2% of revenues for the three month period ended April 30, 2014, compared to $128,000 or 11.6% for the three month period ended April 30, 2013. The increase in cost of revenues as a percentage of revenue was primarily due to the difference in licensing fees being paid to third parties resulting from a change in the revenue stream from our customers and the mix of products sold by our customers during the period.

Gross Margin

Our gross margins were 85.8% and 88.4% for the three month periods ended April 30, 2014 and 2013, respectively. The decrease in gross margins was primarily due to higher cost of revenue incurred for the three months ended April 30, 2014 for the reasons set forth above.

Operating Expenses

Total operating expenses decreased 21.6% to $265,000 for the three month period ended April 30, 2014, from $338,000 for the three month period ended April 30, 2013. This decrease is attributable to the decline in professional fees and consulting expenses as well as our continued cost reduction efforts in general.

Income from Operations

Income from operations was $204,000 for the three month period ended April 30, 2014, compared to $635,000 for the three month period ended April 30, 2013. The decrease in income from operation was primarily due to the 50.3% decrease in revenue.

Other Loss, Net

Other loss, net was $119,000 for the three month period ended April 30, 2014, as compared to a loss of $414,000 for the three month period ended April 30, 2013, due to lower realized losses on sales of marketable securities in the current period.

Net Income

Our net income for the three month period ended April 30, 2014 was approximately $51,000 or $0.02 per basic and diluted share, compared to a net income of approximately $135,000, or $0.05 per basic share and $0.04 per diluted share, for the three month period ended April 30, 2013. We had 2.5 million and 2.9 million weighted average shares of common stock outstanding during the three month period ended April 30, 2014 and 2013, respectively, used for the calculation of basic earnings per share. We had 2.7 million and 3.0 million weighted average shares of common stock outstanding during the three month period ended April 30, 2014 and 2013, respectively, used for the calculation of diluted earnings per share.

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

For the period ended April 30, 2014 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2014, our disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting

In the three month period ended April 30, 2014, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1A — Risk Factors.

There have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014 (the “Form 10-K”).  Please refer to that section of the Form 10-K for disclosures regarding the risks and uncertainties related to our business.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.

The following table indicates the Company’s repurchases of shares of its common stock during the three month period ended April 30, 2014 on a month-by-month basis.  All of these purchases were made under the Company’s share repurchase program adopted by the Board.

Period	(a) Total Number of Shares purchased During the Period	(b) Average Price Paid Per Share	(c) Cumulative Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Feb. 1 to Feb. 28, 2014	11,680	$3.70	3,530,691	469,309
Mar. 1 to Mar. 31, 2014	4,872	$3.72	3,535,563	464,437
Apr. 1 to Apr. 30, 2014	6,418	$3.75	3,541,981	458,019
Total	22,970	$3.72

The share repurchase plan was approved by the Board in July 2008 pursuant to Rule 10b5-1 of the Exchange Act.  Under this plan, the Company was authorized to repurchase up to 2,000,000 shares of its common stock.  On June 5, 2009, the Board authorized the expansion of the original plan to purchase an additional 2,000,000 shares.

As of April 30, 2014, the Company had repurchased a total of 3,541,981 shares for an aggregate consideration of approximately $8,660,000, effectively returning capital to stockholders. The Company believes the share repurchase plan increases stockholder value.

In addition to the share repurchase program, we provided our stockholders with liquidity and the opportunity to sell their shares at a premium through a tender offer. In the tender offer, completed on November 4, 2010, we purchased approximately 13.2 million of our approximately 16.6 million outstanding shares of common stock for approximately $42.9 million.

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

Date: June 16, 2014

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