Form 10-Q
period 2014-07-31
PEERLESS SYSTEMS CORP
filed 2014-09-15
CIK 897893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

or

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

The number of shares of common stock outstanding as of September 9, 2014 was 2,719,107.

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

PART I—FINANCIAL INFORMATION

Item 1 — Financial Statements.

PEERLESS SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 31, 2014	January 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$10,826	$7,962
Marketable securities	-	4,301
Trade accounts receivable, net	927	1,186
Deferred tax assets	173	137
Income tax receivable	850	416
Prepaid expenses and other current assets	28	58
Total current assets	12,804	14,060
Other assets	6	6
Total assets	$12,810	$14,066

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued wages and compensated absences	$61	$60
Accrued product licensing costs	73	137
Other current liabilities	97	1,457
Total current liabilities	231	1,654
Other liabilities
Tax liabilities	289	285
Total liabilities	520	1,939
Stockholders’ equity:
Common stock, $.001 par value, 30,000 shares authorized, 19,703 issued at July 31, 2014 and 19,679 at January 31, 2014	20	20
Additional paid-in capital	58,576	58,535
Retained earnings	5,955	5,768
Accumulated other comprehensive loss, net of taxes	-	(134)
Treasury stock, 16,964 at July 31, 2014 and 16,910 at January 31, 2014	(52,261)	(52,062)
Total stockholders’ equity	12,290	12,127
Total liabilities and stockholders’ equity	$12,810	$14,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2014	2013	2014	2013
Revenues	$569	$847	$1,116	$1,948
Cost of revenues	22	43	100	171
Gross margin	547	804	1,016	1,777
Operating expenses	325	667	590	1,005
Income from operations	222	137	426	772
Other loss, net	(2)	(702)	(121)	(1,116)
Income (loss) before income taxes	220	(565)	305	(344)
Provision for (benefit from) income taxes	84	(166)	118	(80)
Net income (loss)	$136	$(399)	$187	$(264)
Basic earnings (loss) per share	$0.05	$(0.14)	$0.07	$(0.09)
Diluted earnings (loss) per share	$0.05	$(0.14)	$0.07	$(0.09)
Weighted average common shares - outstanding — basic	2,537	2,762	2,543	2,834
Weighted average common shares - outstanding — diluted	2,649	2,762	2,658	2,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2014	2013	2014	2013
Net income (loss)	$136	$(399)	$187	$(264)
Changes in unrealized losses in available for sale securities, net of taxes	-	96	-	201
Reclassification adjustment for gains included in net income	-	200	134	413
Total comprehensive income (loss), net of taxes	$136	$(103)	$321	$350

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	July 31,
	2014	2013

Cash flows from operating activities:
Net income (loss)	$187	$(264)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	41	393
Realized loss on marketable securities	120	1,120
Deferred tax expense	(122)	11
Changes in operating assets and liabilities:
Trade accounts receivable	259	337
Income tax receivable	(434)	(91)
Prepaid expenses and other assets	29	(11)
Accrued product licensing costs	(65)	(73)
Other liabilities	(1,360)	(77)
Tax liabilities	4	4
Net cash provided by (used in) operating activities	(1,341)	1,349
Cash flows from investing activities:
Purchases of marketable securities	(4,895)	(70,112)
Proceeds from sale of marketable securities	9,299	72,328
Net cash provided by investing activities	4,404	2,216
Cash flows from financing activities:
Proceeds from exercise of stock options	-	41
Purchase of treasury stock	(199)	(1,270)
Net cash used in financing activities	(199)	(1,229)
Net increase in cash and cash equivalents	2,864	2,336
Cash and cash equivalents, beginning of period	7,962	8,866
Cash and cash equivalents, end of period	$10,826	$11,202

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3	$-
Taxes	$680	$-

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

2.  Cash, Cash Equivalents, and Marketable Securities

As of July 31, 2014 and January 31, 2014, cash, cash equivalents, and marketable securities included the following (in thousands):

July 31, 2014
		Unrealized	Losses	Losses	Fair
		Gains	Less Than	12 Months or	Value
	Cost		12 Months	Longer
Cash and cash equivalents	$10,826	$-	$-	$-	$10,826
Total	$10,826	$-	$-	$-	$10,826

January 31, 2014
		Unrealized	Unrealized Losses	Unrealized Losses	Estimated Fair
		Gains	Less Than	12 Months or	Value
	Cost		12 Months	Longer
Cash and cash equivalents	$7,962	$-	$-	$-	$7,962
Exchange traded marketable securities	4,521	-	(220)	-	4,301
Total	$12,483	$-	$(220)	$-	$12,263

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

During the three months periods ended July 31, 2014, the Company had no realized gain or loss on investment while it recorded approximately $0.1 million in realized loss for the six months then ended, as compared to realized loss of $0.7 million and $1.1 million for the three months and six months ended July 31, 2013, respectively.  Financial instruments purchased with intention to sell over a short period were classified as trading securities.  Realized gains and losses on trading securities were calculated using average cost method.  The Company's investments consist of available-for-sale securities as of January 31, 2014 and no such securities existed as of July 31, 2014.

3.  Earnings (Loss) Per Share

Earnings (loss) per share (EPS) for the three months and six months periods ended July 31, 2014 and 2013 are calculated as follows (in thousands, except for per share amounts):

	Three Months Ended July 31, 2014			Three Months Ended July 31, 2013
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic EPS
Earnings (loss) available to common stockholders	$136	2,537	$0.05	$(399)	2,762	$(0.14)
Effect of Dilutive Securities
Options	—	112	—	—	—	—
Restricted Shares	—	—	—	—	—	—
Diluted EPS
Earnings (loss) available to common stockholders with assumed conversions	$136	2,649	$0.05	$(399)	2,762	$(0.14)

	Six Months Ended July 31, 2014			Six Months Ended July 31, 2013
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic EPS
Earnings (loss) available to common stockholders	$187	2,543	$0.07	$(264)	2,834	$(0.09)
Effect of Dilutive Securities
Options	—	115	—	—	—	—
Restricted Shares	—	—	—	—	—	—
Diluted EPS
Earnings (loss) available to common stockholders with assumed conversions	$187	2,658	$0.07	$(264)	2,834	$(0.09)

Potentially dilutive options in the aggregate of approximately 98,600 and 96,700 for the three months and six months ended July 31, 2014, respectively, have been excluded from the calculation of the diluted earnings per share, because their effect would have been anti-dilutive, based on (i) the fact that the exercise prices of such options exceeds the average stock price and (ii) the number of buy-back shares exceeded the assumed shares issued upon exercise of options.  Basic weighted average shares exclude unvested shares of restricted common stock granted to employees and directors.

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

On July 1, 2014, the Company granted stock options to its directors upon their re-election to the Board at the Company’s 2014 annual meeting of stockholders to purchase an aggregate of 6,000 shares of the Company’s common stock. On July 16, 2014, the Company granted a stock option to its Chief Financial Officer to purchase 15,000 shares of the Company’s common stock.

For the three months ended July 31, 2014 and 2013, the Company recorded a total of approximately $10,000 and $25,000, respectively, in stock option expense related to stock options awarded.  For the six months ended July 31, 2014 and 2013, the Company recorded a total of approximately $23,000 and $52,000 respectively, in stock option expense related to stock options awarded.

The following represents option activity under the 1996 Equity Incentive Plan and 2005 Incentive Award Plan, as amended and restated, for the three months and six months ended July 31, 2014:

			Weighted
		Weighted	Average Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value
	(In thousands, except per share amounts)

Balance outstanding January 31, 2014	400	$2.61	4.90	$439
Granted	-	$-
Exercised	-	$-
Canceled or expired	-	$-
Balance outstanding April 30, 2014	400	$2.68	4.89	$424
Granted	21	$3.67
Exercised	-	$-
Canceled or expired	(50)	$3.77
Balance outstanding July 31, 2014	371	$2.59	5.58	$415
Stock options exercisable, July 31, 2014	335	$2.47	5.19	$415

As of July 31, 2014, there was approximately $54,000 of total unrecognized compensation cost related to unvested option-based compensation arrangements granted under the 2005 plan.  That cost is expected to be recognized over a weighted-average period of 2.0 years.

In addition to the stock option expense, for the three months ended July 31, 2014 and 2013, the Company also recorded a total of approximately $5,000 and $324,000, respectively, in stock compensation expense related to restricted stock awarded.  For the six months ended July 31, 2014 and July 31, 2013, the Company recorded a total of approximately $18,000 and $341,000, respectively, in stock compensation expense related to restricted stock awarded.

 On July 1, 2014, the Company granted an aggregate of 8,109 shares of restricted stock to its directors upon their re-election to the Board at the Company’s 2014 annual meeting of stockholders. On July 16, 2014, the Company granted 15,000 shares of restricted stock to its Chief Financial Officer.

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

The daily expected stock price volatility is based on four-year historical volatility of the Company’s common stock. The daily expected dividend yield is based on annual expected dividend payments and the closing price of the Company’s common stock on the Nasdaq Capital Market on the date of the grant. The average daily risk-free interest rate is based on the three-year treasury yield as of the grant date. Each of the four tranches of the restricted stock grant is calculated to have its own fair value and requisite service period. The fair value of each tranche is amortized over the lesser of the requisite or derived service period which is up to four years. These shares had an aggregate grant date fair value of $812,000. This award was fully expensed as of July 31, 2014. As of July 31, 2014, 62,500 shares were vested under this grant with a fair market value of $235,000.

The total fair value, based on the price on the day of grant, for restricted stock awards that vested during the three months and six months ended July 31, 2014, was approximately $20,000 and $56,000 respectively.  A summary of the Company’s non-vested restricted stock awards as of July 31, 2014 is as follows:

		Weighted
		Average
		Grant
	Number of	Date Fair
	Shares	Value
Non-vested stock awards as of January 31, 2014	206,876	$3.19
Vested	(10,000)	3.64
Non-vested stock awards as of April 30, 2014	196,876	3.16
Granted	23,109	3.67
Vested	(5,332)	3.75
Non-vested stock awards as of July 31, 2014	214,653	$3.21

The unrecognized compensation for non-vested restricted stock awards of approximately $97,000 will be recognized over a weighted-average period of 1.2 years.

5.  Concentration of Revenues

During the three months ended July 31, 2014 and 2013, three customers, Kyocera Document Solutions, Inc (“KDS”), Oki Data Corporation (“Oki”) and Novell Inc. (“Novell”), accounted for approximately 91% and 97% of the Company’s revenue, respectively.  During the six months ended July 31, 2014 and 2013, the same three customers (KDS, Oki and Novell) accounted for approximately 87% and 93% of the Company’s revenue, respectively.

At July 31, 2014, three customers represented 92% of total accounts receivable and at January 31, 2014 three customers collectively represented 93% of total accounts receivable.

6.  Common Stock Repurchases

During the three months ended July 31, 2014, the Company repurchased 30,850 shares of its common stock for an aggregate purchase price of $113,279, or an average cost of $3.67 per share. During the six months ended July 31, 2014, the Company repurchased 53,820 shares of its common stock for an aggregate purchase price of $198,695 or an average cost of $3.69 per share. These repurchases include 3,935 shares delivered to the Company in order to withhold $14,205 to pay a tax liability that resulted from the vesting of restricted stock. From August 1, 2014 through September 9, 2014, the Company repurchased an additional 19,772 shares of its common stock for an aggregate purchase price of $73,255.

7.  Income Taxes

The Company reported tax provision (benefit) of approximately $84,000 and ($166,000) for the three months ended July 31, 2014 and 2013, respectively.  The effective tax rate was 38.2% and 29.4% for the three months ended July 31, 2014 and 2013, respectively. The Company reported tax provision (benefit) of approximately $118,000 and ($80,000) for the six months ended July 31, 2014 and 2013, respectively.  The effective tax rate was 38.7% and 23.3% for the six months ended July 31, 2014 and 2013, respectively.

The effective tax rate for the six months ended July 31, 2014 was higher than the statutory rate, primarily attributable to the state income tax payable in Connecticut. The effective tax rate for the six months ended July 31, 2013 was lower than the statutory rate, due to a discrete tax expense related to the reversal of certain deferred tax assets of $112,000 resulting from the forfeiture of certain restricted stock effective July 11, 2013, net of the changes in valuation allowance of $63,000.

The majority of the changes in deferred tax assets relates to the increase in capital loss carryover for the state of Connecticut offset by the decrease in unrealized loss included in accumulated other comprehensive income. As of July 31, 2014, the Company had a valuation allowance of approximately $248,000 against certain deferred tax assets, for which realization cannot be considered more likely than not at this time. Such deferred tax assets relate to stock compensation expenses incurred by the Company in the form of equity awards. Management assesses the need for the valuation allowance on a quarterly basis.

The Company’s New York State corporate tax returns for the fiscal years 2008 and 2009 are currently under examination and remained open as of September 12, 2014. The Company had one employee in New York State during a portion of those periods.

8. Subsequent Event

On September 3, 2014, the Company announced that it has entered into a definitive agreement with Vicis Capital Master Fund and Deer Valley Corporation (OTC: DVLY) to acquire an aggregate of 12,436,458 shares of Deer Valley’s common stock, representing approximately 80% of its issued and outstanding shares, for an aggregate purchase price of $3,681,900. Consummation of the transaction is expected to occur prior to September 30, 2014, and is contingent upon satisfaction of customary closing conditions and consents. Deer Valley, through its subsidiaries, designs and manufactures factory built homes and provides dealer inventory-secured financing for its factory built homes. Deer Valley’s homes are marketed in 14 states through a network of independent dealers, builders, developers and government agencies located primarily in the southeastern and south central regions of the United States. The Company is expected to realize a gain of bargain purchase upon closing.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Highlights

We announced on September 3, 2014 that we have entered into a definitive agreement to acquire approximately 80% of the issued and outstanding shares of Deer Valley Corporation (“DVC”) for an aggregate purchase price of $3,681,900. We expect to close this transaction prior to September 30, 2014. DVC through its wholly owned subsidiaries Deer Valley Homebuilders, Inc., Deer Valley Financial Corp (“DVFC”) and Deer Valley Home Repair Services, Inc., designs and manufactures factory built homes and provides dealer inventory-secured financing for its factory built homes. Deer Valley’s manufacturing plant located in Guin, Alabama, produces homes which are marketed in 14 states through a network of independent dealers, builders, developers and government agencies located primarily in the southeastern and south central regions of the United States. Inventory-secured loan financing for its homes is offered to qualified retail dealers and developers, through DVFC.

For the three months ended July 31, 2014, our revenue decreased by 32.8% to $569,000 as compared to $847,000 recorded for the same period in 2013. This decrease is primarily attributable to a large customer whose revenue dropped significantly during the three months ended July 31, 2014 when compared to the same period in 2013. The 32.8% decrease in revenue is also attributable in part to the declining revenue trajectory from our other original equipment manufacturers (“OEMs”) customers.

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

Our inability to implement our strategy to enhance stockholder value as well as the declining sales trend of our existing licenses, downward pricing pressure on the technologies we license, downward pricing pressure on OEM products and the anticipated consolidation of the number of OEMs in the marketplace, may have a material adverse effect on our business and financial results. See “Forward-Looking Statements” on page 3.

Liquidity and Capital Resources

Management believes that the Company currently has sufficient cash flow from operations, cash, and cash equivalents to meet its short-term working capital requirements. Our total assets as of July 31, 2014 were $12.8 million, a decrease of 9.2% from $14.1 million as of January 31, 2014. This 9.2% decrease is primarily due to repaying broker payable of $1.4 million during the six month months period ended July 31, 2014. Our cash and investments decreased marginally from $10.9 million (net of broker payable of $1.4 million included in other liabilities) at January 31, 2014 to $10.8 million at July 31, 2014. Stockholders’ equity as of July 31, 2014 was $12.3 million, an increase of $0.2 million from $12.1 million as of January 31, 2014.

Our operations used $1.3 million in cash during the six months ended July 31, 2014, compared to $1.3 million in cash provided by operations during the six months ended July 31, 2013, primarily as a result of repaying broker payable of $1.4 million during the six months period ended July 31, 2014. During the six months period ended July 31, 2014, $4.4 million in cash was generated by our investing activities, mainly due to the dispositions of all of our investment in marketable securities during the period.

 At July 31, 2014, our principal source of liquidity, cash and cash equivalents was $10.8 million, an increase of $2.8 million from $8.0 million as of January 31, 2014, primarily attributable to the net proceeds from the sale of all of our marketable securities during the period.

Critical Accounting Policies

We describe our significant accounting policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended January 31, 2014. There has been no change in our significant accounting policies since January 31, 2014.

Results of Operations

Revenues

Revenues were $569,000 for the three months ended July 31, 2014, compared to $847,000 for the three months ended July 31, 2013.  This 32.8% decrease in revenue is primarily attributable to a large customer whose revenue dropped significantly during the three months ended July 31, 2014 when compared to the same period in 2013. The 32.8% decrease in revenue is also attributable in part to the declining revenue trajectory from our other OEM customers.

Revenues were $1,116,000 for the six months ended July 31, 2014, compared to $1,948,000 for the six months ended July 31, 2013.  This 42.7% decrease in revenue is primarily attributable to a large customer whose revenue dropped significantly during the six months ended July 31, 2014 when compared to the same period in 2013. The 42.7% decrease in revenue is also attributable in part to the declining revenue trajectory from our other OEM customers.

Cost of Revenues

Product licensing costs were $22,000 or 3.9% of revenues for the three months ended July 31, 2014, compared to $43,000 or 5.1% of revenues for the three months ended July 31, 2013. The decrease in cost of revenues as a percentage of revenue was primarily due to the difference in licensing fees being paid to third parties resulting from a change in the revenue stream from our customers and the mix of products sold by our customers during the period.

Product licensing costs were $100,000 or 9.0% of revenues for the six months ended July 31, 2014, compared to $171,000 or 8.8% of revenue for the six months ended July 31, 2013. The marginal increase in cost of revenues as a percentage of revenue was primarily due to the difference in licensing fees being paid to third parties resulting from a change in the revenue stream from our customers and the mix of products sold by our customers during the period.

Gross Margin

Our gross margins were 96.1% and 94.9% for the three months ended July 31, 2014 and 2013, respectively. The increase in gross margins was primarily due to lower cost of revenue incurred for the three months ended July 31, 2014 for the reasons set forth in Cost of Revenues above.

Our gross margins were 91.0% and 91.2% for the six months ended July 31, 2014 and 2013, respectively. The marginal decrease in gross margins was primarily due to higher cost of revenue incurred for the six months ended July 31, 2014 for the reasons set forth in Cost of Revenues above.

Operating Expenses

Total operating expenses decreased 51.3% to $325,000 for the three months ended July 31, 2014, from $667,000 for the three months ended July 31, 2013 that include $313,000 in stock-based compensation in connection with the restricted stock award granted to our Chairman and Chief Executive Officer on July 11, 2013, as disclosed in footnote 4 of the financial statement presented in Item 1. Excluding the effect of this stock-based compensation, operating expenses declined 8.2% for the three months period ended July 31, 2014 as compared to the same period in 2013, primarily due to the decrease in consulting expenses.

Total operating expenses decreased 41.3% to $590,000 for the six months ended July 31, 2014, from $1,005,000 for the six months ended July 31, 2013 that include $313,000 related to the stock-based compensation as discussed above. Excluding the effect of this stock-based compensation, operating expenses declined 14.7% for the six months period ended July 31, 2014 as compared to the same period in 2013, also primarily due to the decrease in consulting expenses.

Income from Operations

Income from operations was $222,000 for the three months ended July 31, 2014, compared to $137,000 for the three months ended July 31, 2013. This 62.0% increase in income from operation is primarily attributable to lower operating expenses despite the 32.8% drop in revenues during the three months ended July 31, 2014.

Income from operations was $426,000 for the six months ended July 31, 2014, compared to $772,000 for the six months ended July 31, 2013. This 44.8% decrease in income from operation is primarily attributable to the 42.7% drop in revenue during the six months ended July 31, 2014.

Other Loss, Net

Other loss, net was $2,000 for the three months ended July 31, 2014, as compared to a loss of $702,000 for the three months ended July 31, 2013, due to realized losses on sales of marketable securities in the three months ended July 31, 2013.

Other loss, net was $121,000 for the six months ended July 31, 2014, as compared to a loss of $1,116,000 for the six months ended July 31, 2013, due to lower realized losses on sales of marketable securities in the current period.

Income Taxes

The Company reported tax provision (benefit) of approximately $84,000 and ($166,000) for the three months ended July 31, 2014 and 2013, respectively.  The effective tax rate was 38.2% and 29.4% for the three months ended July 31, 2014 and 2013, respectively. The Company reported tax provision (benefit) of approximately $118,000 and ($80,000) for the six months ended July 31, 2014 and 2013, respectively.  The effective tax rate was 38.7% and 23.3% for the six months ended July 31, 2014 and 2013, respectively.

The effective tax rate for the six months ended July 31, 2014 was higher than the statutory rate, primarily attributable to the state income tax payable in Connecticut. The effective tax rate for the six months ended July 31, 2013 was lower than the statutory rate, due to a discrete tax expense related to the reversal of certain deferred tax assets of $112,000 resulting from the forfeiture of certain restricted stock effective July 11, 2013, net of the changes in valuation allowance of $63,000.

Net Income

Our net income for the three months ended July 31, 2014 was approximately $136,000 or $0.05 per basic and diluted share, compared to a net loss of approximately $399,000, or $0.14 per basic and diluted share, for the three months ended July 31, 2013. We had 2.5 million and 2.8 million weighted average shares of common stock outstanding during the three months ended July 31, 2014 and 2013, respectively, used for the calculation of basic and diluted earnings per share.

Our net income for the six months ended July 31, 2014 was approximately $187,000 or $0.07 per basic and diluted share, compared to a net loss of approximately $264,000, or $0.09 per basic and diluted share, for the six months ended July 31, 2013. We had 2.5 million and 2.8 million weighted average shares of common stock outstanding during the six months ended July 31, 2014 and 2013, respectively, used for the calculation of basic and diluted earnings per share.

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

For the period ended July 31, 2014 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2014, our disclosure controls and procedures were effective.

(b)     Changes in internal control over financial reporting

In the three months ended July 31, 2014, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.

The following table indicates the Company’s repurchases of shares of its common stock during the three months ended July 31, 2014 on a month-by-month basis.  All of these purchases were made under the Company’s share repurchase plan adopted by the Board.

Period	(a) Total Number of Shares purchased During the Period	(b) Average Price Paid Per Share	(c) Cumulative Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 1 to May 31, 2014	5,012	$3.59	3,546,993	453,007
June 1 to June 30, 2014	13,136	$3.66	3,560,129	439,871
July 1 to July 31, 2014	8,767	$3.76	3,568,896	431,104
Total	26,915	$3.68

The share repurchase plan was approved by the Board in July 2008 pursuant to Rule 10b5-1 of the Exchange Act.  Under this plan, the Company was authorized to repurchase up to 2,000,000 shares of its common stock.  On June 5, 2009, the Board authorized the expansion of the original plan to purchase an additional 2,000,000 shares.

As of July 31, 2014, the Company had repurchased a total of 3,568,896 shares pursuant to its share repurchase plan for an aggregate consideration of approximately $8,760,000 effectively returning capital to stockholders. The Company believes the share repurchase plan increases stockholder value.

In addition to the share repurchase plan, we provided our stockholders with liquidity and the opportunity to sell their shares at a premium through a tender offer. In the tender offer, completed on November 4, 2010, we purchased approximately 13.2 million of our approximately 16.6 million outstanding shares of common stock for approximately $42.9 million.

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

Date: September 15, 2014

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