Form 10-Q
period 2014-10-31
PEERLESS SYSTEMS CORP
filed 2014-12-15
CIK 897893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑No

The number of shares of common stock outstanding as of December 12, 2014 was 2,701,364.

PEERLESS SYSTEMS CORPORATION INDEX

FORWARD-LOOKING STATEMENTS

Statements made by us in this report and in other reports and statements released by us that are not historical facts may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements are necessarily estimates reflecting the judgment of our senior management based on our current estimates, expectations, forecasts and projections and include comments that express our current opinions about trends and factors that may impact future strategy, strategic alternatives or operating results.  Disclosures that use words such as “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect,” “project” or the negative of these, as well as similar expressions, are intended to identify forward-looking statements.  These statements are not guarantees of future performance, rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievement, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements.  We discuss such risks, uncertainties and other factors which could cause results to differ materially from management’s expectations throughout this report. Additional information regarding factors that could cause results to differ materially from management's expectations is found in the section entitled "Risk Factors" in our 2014 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”), as well as risks discussed in Deer Valley’s Annual Report on Form 10-K filed with the SEC.  Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below.

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

 PART I—FINANCIAL INFORMATION

 Item 1 — Financial Statements.

PEERLESS SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 31, 2014	January 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$11,588	$7,962
Marketable securities	149	4,301
Trade accounts receivable, net	2,575	1,186
Inventory	1,782	-
Deferred tax assets	583	137
Inventory finance notes receivable	2,146	-
Income tax receivable	367	416
Prepaid expenses and other current assets	220	58
Total current assets	19,410	14,060
Fixed Assets:
Property, plant and equipment, net	2,131	-
Other Assets:
Inventory finance notes receivable, net	1,672	-
Deferred tax assets	660	-
Other assets	20	6
Total other assets	2,352	6
Total assets	$23,893	$14,066

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities on long term debt	$126	$-
Revolving credit loans	700	-
Accounts payable	678	15
Accrued expenses	2,363	268
Accrued warranties	1,205	-
Other current liabilities	-	1,371
Total current liabilities	5,072	1,654
Long term liabilities:
Long-term debt, net of current maturities	722	-
Tax liabilities	-	285
Total long term liabilities	722	285
Total liabilities	5,794	1,939

Equity:
Common stock, $.001 par value, 30,000 shares authorized, 19,703 issued at October 31, 2014 and 19,680 at January 31, 2014	20	20
Additional paid-in capital	58,711	58,535
Retained earnings	9,964	5,768
Accumulated other comprehensive income (loss), net of taxes	4	(134)
Treasury stock, 17,044 at October 31, 2014 and 16,910 at January 31, 2014	(52,606)	(52,062)
Total Peerless Systems Corporation stockholders’ equity	16,093	12,127
Noncontrolling interest	2,006	-
Total equity	18,099	12,127
Total liabilities and equity	$23,893	$14,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2014	2013	2014	2013
Revenues	$458	$920	$1,574	$2,868
Cost of revenues	(39)	86	61	257
Gross margin	497	834	1,513	2,611
Operating expenses	342	723	932	1,728
Income from operations	155	111	581	883
Gain on bargain purchase	3,597	-	3,597	-
Other income (loss), net	15	(372)	(106)	(1,488)
Income (loss) before income taxes	3,767	(261)	4,072	(605)
Benefit from income taxes	(243)	(2)	(124)	(81)
Net income (loss)	$4,010	$(259)	$4,196	$(524)
Basic earnings (loss) per share	$1.57	$(0.10)	$1.65	$(0.19)
Diluted earnings (loss) per share	$1.49	$(0.10)	$1.57	$(0.19)
Weighted average common shares - outstanding — basic	2,560	2,638	2,549	2,768
Weighted average common shares - outstanding — diluted	2,699	2,638	2,672	2,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2014	2013	2014	2013
Net income (loss)	$4,010	$(259)	$4,196	$(524)
Changes in unrealized gains (losses) in available for sale securities, net of taxes	4	(114)	4	87
Reclassification adjustment for gains included in net income (loss)	-	43	134	456
Total comprehensive income (loss), net of taxes	$4,014	$(330)	$4,334	$19

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEERLESS SYSTEMS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	October 31,
	2014	2013

Cash flows from operating activities:
Net income (loss)	$4,196	$(524)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	77	822
Gain on bargain purchase	(3,597)	-
Realized loss on marketable securities	120	1,496
Deferred tax expense	17	27
Changes in operating assets and liabilities:
Trade accounts receivable	382	(8)
Income tax receivable	49	(99)
Prepaid expenses and other assets	41	12
Accrued expenses	(173)	(107)
Other liabilities	(1,309)	(102)
Tax liabilities	(285)	6
Net cash provided by (used in) operating activities	(482)	1,523
Cash flows from investing activities:
Purchase of 80% equity in Deer Valley, net of cash acquired	294	-
Purchases of marketable securities	(5,039)	(132,317)
Proceeds from sale of marketable securities	9,297	134,501
Net cash provided by investing activities	4,552	2,184
Cash flows from financing activities:
Proceeds from exercise of stock options	-	41
Windfall tax benefit	100	-
Purchase of treasury stock	(544)	(1,563)
Net cash used in financing activities	(444)	(1,522)
Net increase in cash and cash equivalents	3,626	2,185
Cash and cash equivalents, beginning of period	7,962	8,866
Cash and cash equivalents, end of period	$11,588	$11,051

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3	$-
Taxes	$732	$-

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

These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014, filed with the SEC on April 30, 2014 and Deer Valley’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013, filed with the SEC on March 20, 2014.  The consolidated results of operations for the interim periods shown herein are not necessarily indicative of the results to be expected for any future interim period or for the entire year.

On September 3, 2014, we entered into a definitive stock purchase agreement by and among Vicis Capital Master Fund (“Vicis”), a Cayman Island unit trust managed by Vicis Capital, LLC and Deer Valley Corporation (“Deer Valley”), a Florida corporation, to acquire 80% of Deer Valley for an aggregate purchase price of $3,681,900. The transaction was consummated on October 6, 2014 (“Acquisition Date”).

Deer Valley, through its wholly owned subsidiaries Deer Valley Homebuilders, Inc. (“DVH”) and Deer Valley Financial Corp (“DVFC”), designs and manufactures factory built homes, and provides dealer inventory-secured financing, and warranty and repair services for its factory built homes. Deer Valley’s manufacturing plant located in Guin, Alabama, produces homes which are marketed in 14 states through a network of independent dealers, builders, developers and government agencies located primarily in the southeastern and south central regions of the United States. Inventory secured loan financing is offered to qualified retail dealers and developers, through DVFC, for homes Deer Valley manufactures.

Deer Valley has a 52-53- week fiscal year and ends each year on the Saturday nearest to December 31st. No decision has been made whether it will retain such fiscal year for standalone reporting purposes. Its financial statements are reflected in our consolidated financial statements utilizing a one month lag.  Therefore, since Deer Valley’s recent quarter ended on September 27, 2014, prior to the consummation of the transaction, Deer Valley is only included in our Unaudited Condensed Consolidated Balance Sheets at October 31, 2014 and not in Peerless’ Unaudited Condensed Consolidated Statements of Operations for the three months and nine months ended October 31, 2014 (Note 2). We have reviewed Deer Valley business and internal operating results for the five weeks ended November 1, 2014 for the purpose of evaluating whether additional financial statement disclosure or adjustments are required to this quarterly Report on Form 10-Q, and we have concluded that no additional disclosure or adjustments are warranted.

2.  Deer Valley Acquisitions

As discussed above, we acquired 80% of Deer Valley on October 6, 2014 for an aggregate purchase price of $3,681,900 which was funded from our cash on-hand. In accordance with FASB ASC 805, Business Combinations, this acquisition has been accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the Acquisition Date, notwithstanding the fact that we acquired substantially all of the shares of Deer Valley common stock directly from Vicis. The following table reflects the preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the Acquisition Date. Certain estimated values are not yet finalized and are subject to change, which could be significant. The allocation of the purchase price is still preliminary due to the short duration since the Acquisition Date and will be finalized upon completion of the analysis of the fair values of Deer Valley’s assets and specified liabilities. We expect to finalize these amounts as soon as possible but no later than one year from the Acquisition Date.

The following table reflects the preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the Acquisition Date (in thousands):

Acquisition Date
Fair Value

Cash	$3,976
Accounts receivable	1,770
Inventory	1,782
Inventory finance notes receivable	3,818
Prepaid expenses and other current assets	202
Property, plant and equipment	2,131
Deferred tax asset	1,211
Other assets	15
Total identifiable assets acquired	$14,905

Revolving credit loans	$700
Accounts payable	601
Accrued expenses	2,266
Accrued warranties	1,205
Mortgage payable	848
Total liabilities assumed	5,620

Net identifiable assets acquired	9,285

Fair value of the consideration transferred for 80% of Deer Valley	3,682
Fair value of noncontrolling interest in Deer Valley	2,006
Total	5,688

Gain on bargain purchase of 80% ownership interest	$3,597

The fair value of the noncontrolling interests is estimated at $0.65 per share.

The fair value of identifiable assets acquired and specified liabilities assumed exceeded the fair value of the consideration transferred. In accordance with ASC 805, the Company consequently reassessed the recognition and measurement of identifiable assets acquired and specified liabilities assumed and concluded that the valuation procedures and resulting measures were appropriate. As a result, the Company recognized a gain on bargain purchase of $ 3.6 million in its consolidated statements of operations for the quarter ended October 31, 2014.

For the nine month period ended October 31, 2014, we expensed approximately $155,000 of costs related to the acquisition of Deer Valley.

Unaudited pro forma operating results for the nine month periods ended October 31, 2014 and 2013, assuming the acquisition of Deer Valley had occurred on February 1, 2013, are as follows (in thousands, except per share amounts):

	Unaudited Pro forma Consolidated Results
	Nine Months Ended October 31,
	2014	2013

Revenues	$23,163	$22,832

Income (loss) attributable to Peerless Systems Corporation common shareholders	$4,398	$(322)

Basic income (loss) per share attributable to Peerless Systems Corporation common shareholders	$1.73	$(0.12)

Diluted income (loss) per share attributable to Peerless Systems Corporation common shareholders	$1.65	$(0.12)

The unaudited pro forma data is not indicative of future results of operations or what would have resulted if the acquisition had actually occurred as of February 1, 2013.

3.  Cash, Cash Equivalents, and Marketable Securities

As of October 31, 2014 and January 31, 2014, cash, cash equivalents, and marketable securities included the following (in thousands):

October 31, 2014
			Unrealized Losses	Unrealized Losses	Estimated
		Unrealized	Less Than	12 Months or	Fair
	Cost	Gains	12 Months	Longer	Value
Cash and cash equivalents	$11,588	$-	$-	$-	$11,588
Exchange traded marketable securities	143	6	-	-	149
Total	$11,731	$6	$-	$-	$11,737

January 31, 2014
			Unrealized Losses	Unrealized Losses	Estimated
		Unrealized	Less Than	12 Months or	Fair
	Cost	Gains	12 Months	Longer	Value
Cash and cash equivalents	$7,962	$-	$-	$-	$7,962
Exchange traded marketable securities	4,521	-	(220)	-	4,301
Total	$12,483	$-	$(220)	$-	$12,263

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

During the three month period ended October 31, 2014, the Company had no realized gain or loss on investment while it recorded approximately $0.1 million in realized loss for the nine months then ended, as compared to realized loss of $0.4 million and $1.5 million for the three months and nine months ended October 31, 2013, respectively.  Financial instruments purchased with intention to sell over a short period were classified as trading securities. Realized gains and losses on trading securities were calculated using average cost method.  The Company's investments consist of available-for-sale securities as of October 31, 2014 and January 31, 2014, respectively.

4. Inventory

Inventory consisted of the following components:

	October 31, 2014	January 31, 2014

Raw Materials	$1,103	$-
Work-in-Process	277	-
Finished Goods	402	-
Total Inventory	$1,782	$-

5. Inventory Finance Notes Receivable and Allowance for Loan Loss

Deer Valley offers inventory-secured financing for its products to a limited number of qualified retail dealers and developers. Administrative services for inventory-secured financing are provided by Triad Financial Services, Inc. of Jacksonville, Florida. Finance contracts require periodic installments of principal and interest over periods of up to 24 months. These notes are secured by the inventory collateral and other security depending on borrower circumstances.

Inventory finance notes receivable, net, consisted of the following:

	October 31,	January 31,
	2014	2014
Inventory finance notes receivable	$3,949	$-
Allowance for loan loss	(131)	-
Inventory finance notes receivable, net of loan loss reserve	3,818	-
Current portion of inventory finance notes receivables	(2,146)	-
Inventory finance notes receivable, net of current portion	$1,672	$-

With respect to our inventory finance notes receivable, approximately 80% of the risk of loss is spread over five borrowers. In addition to historical experience, borrower inventory levels and activity are monitored in conjunction with a third-party provider to estimate the potential for loss. Deer Valley anticipates it will be able to resell any repossessed homes, thereby mitigating its loan loss ratio. If a default occurs and collateral is lost, Deer Valley is exposed to loss of the full value of the note receivable.

6. Accrued Expenses

Accrued expenses consisted of the following:

	October 31,	January 31,
	2014	2014

Accrued dealer incentive program	$308	$-
Accrued third party billings	607	-
Accrued compensation	585	60
Accrued royalty	34	137
Accrued insurance	59	-
Accrued repurchase commitment (Note 15)	204	-
Customer deposits	430	-
Other	136	71

Total Accrued Expenses	$2,363	$268

7. Product Warranties

Deer Valley provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. Deer Valley’s estimated warranty costs are accrued at the time of the sale to the dealer following industry standards and historical warranty cost incurred. Periodic adjustments to the estimated warranty accrual are made as events occur which indicate changes are necessary. Management reviews its warranty requirements at the close of each reporting period and adjusts the reserves accordingly.

8. Revolving Credit Loans

Effective September 10, 2013, Deer Valley renewed its $5,000,000 Revolving Credit Loan and Security Agreement with its primary bank, used for display model financing for dealers of the products produced by DVH (the “Display Model LOC”). The Display Model LOC has a two year term and has a variable interest rate at 4.00% above LIBOR or 4.15580% at September 27, 2014. As of October 6, 2014, Deer Valley had no outstanding balance under this revolving credit loan.

Effective September 10, 2013, Deer Valley renewed its $3,000,000 Revolving Credit Loan and Security Agreement with its primary bank, used for short term working capital financing, letters of credit and as a bridge loan on financing the sale of retail units by DVH (the “Working Capital LOC”). The Working Capital LOC has a two year term and has a variable interest rate at 2.50% above LIBOR or 2.6558% at September 27, 2014. As of September 27, 2014, Deer Valley had an outstanding balance of $700,000 under this revolving credit loan.

On April 12, 2013 Deer Valley entered into a $2,500,000 Revolving Credit Loan and Security Agreement with its primary bank, used for funding “construction-to-permanent loans” prior to the issue of a certificate of occupancy and ultimate resale of the loan to either private or government controlled long term financing entities. On August 19, 2014 Deer Valley discontinued this loan program and closed this credit facility.

The amount available under Deer Valley’s revolving credit loans is equal to the lesser of $8,000,000 or an amount calculated based on defined percentages of accounts receivable and inventories reduced by any outstanding letters of credit. At September 27, 2014, $3,479,453 was available under the revolving credit loans after deducting letters of credit of $65,000. Additionally, borrowings under these revolving credit facilities are subject to certain financial covenants. As of September 27, 2014 (the date of the last covenant testing), Deer Valley was in compliance with all covenants.

In addition to the revolving line of credit described in the preceding paragraph, Deer Valley, during its normal course of business, is required to issue irrevocable standby letters of credit in favor of independent third party beneficiaries to cover obligations under insurance policies. As of October 6, 2014, no amounts had been drawn on the above irrevocable letters of credit by the beneficiaries.

9. Long Term Debt

On May 26, 2006, Deer Valley entered into a Loan Agreement with Fifth Third Bank (the “Lender”) providing for a loan of $2,000,000 (the "Real Estate Loan") evidenced by a promissory note and secured by a first mortgage on Deer Valley’s properties in Guin and Sulligent, Alabama, including the structures and fixtures located thereon, as well as Deer Valley’s interest in any lease thereof. The Loan had a term from May 26, 2006 through June 1, 2011 and has a variable interest rate at 2.25% above LIBOR. There is no prepayment penalty. Future advances are available under the Loan Agreement, subject to approval by the Lender. On June 1, 2011 Fifth Third Bank agreed to extend the maturity date on the loan until an amendment to the loan agreement could be finalized.

On July 8, 2011, Deer Valley and the Lender entered into that certain Amendment to Loan Agreement effective June 1, 2011, pursuant to which, among matters, (a) Deer Valley made a cash payment to reduce the outstanding principal balance of the Real Estate Loan to $1,256,000, (b) the term of the Real Estate Loan was extended to June 1, 2016, and (c) the variable interest rate was set at 400 basis points (4.00%) above the One-Month LIBOR-Index Rate which was 0.1559% as of October 31, 2014. As of October 31, 2014, the remaining balance outstanding was $837,333.

10.  Earnings (Loss) Per Share

Earnings (loss) per share (EPS) for the three month and nine month periods ended October 31, 2014 and 2013 are calculated as follows (in thousands, except for per share amounts):

	Three Months Ended Ocotber 31, 2014			Three Months Ended October 31, 2013
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic EPS
Earnings (loss) available to common stockholders	$4,010	2,560	$1.57	$(259)	2,638	$(0.10)
Effect of Dilutive Securities
Options	—	138	—	—	—	—
Restricted Shares	—	1	—	—	—	—
Diluted EPS
Earnings (loss) available to common stockholders with assumed conversions	$4,010	2,699	$1.49	$(259)	2,638	$(0.10)

	Nine Months Ended October 31, 2014			Nine Months Ended October 31, 2013
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic EPS
Earnings (loss) available to common stockholders	$4,196	2,549	$1.65	$(524)	2,768	$(0.19)
Effect of Dilutive Securities
Options	—	123	—	—	—	—
Restricted Shares	—	—	—	—	—	—
Diluted EPS
Earnings (loss) available to common stockholders with assumed conversions	$4,196	2,672	$1.57	$(524)	2,768	$(0.19)

Potentially dilutive options in the aggregate of approximately 49,000 and 98,000 for the three months and nine months ended October 31, 2014, respectively, have been excluded from the calculation of the diluted earnings per share, because their effect would have been anti-dilutive, based on (i) the fact that the exercise prices of such options exceeds the average stock price and (ii) the number of buy-back shares exceeded the assumed shares issued upon exercise of options.  Basic weighted average shares exclude unvested shares of restricted common stock granted to employees and directors.

Stock options in the aggregate of approximately 117,000 and 122,000 for the three and nine months ended October 31, 2013 were excluded from the diluted EPS calculation as the Company had losses for those periods and their effect would have been anti-dilutive.

 11.  Stock-Based Compensation Plans

The Company has certain plans which provide for the grant of incentive stock options to employees and non-statutory stock options, restricted stock purchase awards and stock bonuses to employees, directors and consultants.  The terms of stock options granted under these plans generally may not exceed 10 years.  Options granted under the incentive plans vest at the rate specified in each optionee’s agreement, generally over three or four years.  Since October1996, an aggregate of 5.2 million shares of common stock have been authorized for issuance under the various option plans.

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

Pursuant to the Company’s compensation plan for its Board of Directors, on July 1, 2014, the Company automatically granted stock options to its non-employee directors upon their re-election to the Board at the Company’s 2014 annual meeting of stockholders. Such directors were granted options to purchase an aggregate of 6,000 shares of the Company’s common stock. On July 16, 2014, the Company granted a stock option to its Chief Financial Officer to purchase 15,000 shares of the Company’s common stock.

For the three months ended October 31, 2014 and 2013, the Company recorded a total of approximately $10,000 and $23,000, respectively, in stock option expense related to stock options awarded.  For the nine months ended October 31, 2014 and 2013, the Company recorded a total of approximately $33,000 and $75,000 respectively, in stock option expense related to stock options awarded.

The following represents option activity under the 1996 Equity Incentive Plan and 2005 Incentive Award Plan, as amended and restated, for the three months and nine months ended October 31, 2014:

			Weighted
		Weighted	Average Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value
	(In thousands, except per share amounts)

Balance outstanding January 31, 2014	400	$2.61	4.90	$439
Granted	-	$-
Exercised	-	$-
Canceled or expired	-	$-
Balance outstanding April 30, 2014	400	$2.68	4.89	$424
Granted	21	$3.67
Exercised	-	$-
Canceled or expired	(50)	$3.77
Balance outstanding July 31, 2014	371	$2.59	5.58	$415
Granted	-	$-
Exercised	-	$-
Canceled or expired	-	$-
Balance outstanding October 31, 2014	371	$2.59	5.33	$756
Stock options exercisable, October 31, 2014	336	$2.48	4.96	$724

As of October 31, 2014, there was approximately $43,000 of total unrecognized compensation cost related to unvested option-based compensation arrangements granted under the 2005 plan.  That cost is expected to be recognized over a weighted-average period of 1.8 years.

In addition to the stock option expense, for the three months ended October 31, 2014 and 2013, the Company also recorded a total of approximately $26,000 and $406,000, respectively, in stock compensation expense related to restricted stock awarded.  For the nine months ended October 31, 2014 and October 31, 2013, the Company recorded a total of approximately $44,000 and $747,000, respectively, in stock compensation expense related to restricted stock awarded.

Pursuant to the Company’s compensation plan for its Board of Directors, on July 1, 2014, the Company automatically granted an aggregate of 8,109 shares of restricted stock to its directors upon their re-election to the Board at the Company’s 2014 annual meeting of stockholders. On July 16, 2014, the Company granted 15,000 shares of restricted stock to its Chief Financial Officer.

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

The daily expected stock price volatility is based on four-year historical volatility of the Company’s common stock. The daily expected dividend yield is based on annual expected dividend payments and the closing price of the Company’s common stock on the Nasdaq Capital Market on the date of the grant. The average daily risk-free interest rate is based on the three-year treasury yield as of the grant date. Each of the four tranches of the restricted stock grant is calculated to have its own fair value and requisite service period. The fair value of each tranche is amortized over the lesser of the requisite or derived service period which is up to four years. These shares had an aggregate grant date fair value of $812,000. This award was fully expensed as of October 31, 2014. On August 1, 2013, 62,500 shares were vested under this grant with a fair market value of $235,000. On September 23, 2014, the remaining 187,500 shares were vested under this grant with a fair market value of $840,000, resulting in a windfall tax benefit of approximately $100,000.

The total fair value, based on the price on the day of grant, for restricted stock awards that vested during the three months and nine months ended October 31, 2014, was approximately $588,000 and $644,000 respectively.  A summary of the Company’s non-vested restricted stock awards as of October 31, 2014 is as follows:

		Weighted
		Average
		Grant
	Number of	Date Fair
	Shares	Value
Non-vested stock awards as of January 31, 2014	206,876	$3.19
Vested	(10,000)	3.64
Non-vested stock awards as of April 30, 2014	196,876	3.16
Granted	23,109	3.67
Vested	(5,332)	3.75
Non-vested stock awards as of July 31, 2014	214,653	$3.21
Vested	(187,500)	3.14
Non-vested stock awards as of October 31, 2014	27,153	$3.68

The unrecognized compensation for non-vested restricted stock awards of approximately $73,000 will be recognized over a weighted-average period of 1.0 years.

12.  Concentration of Revenues

During the three months ended October 31, 2014 and 2013, three customers, Kyocera Document Solutions, Inc (“KDS”), Oki Data Corporation (“Oki”) and Novell Inc. (“Novell”), accounted for approximately 96% and 94% of the Company’s revenue, respectively.  During the nine months ended October 31, 2014 and 2013, the same three customers (KDS, Oki and Novell) accounted for approximately 90% and 93% of the Company’s revenue, respectively.

At October 31, 2014, three customers represented 96% of total accounts receivable and at January 31, 2014 three customers collectively represented 93% of total accounts receivable.

13.  Common Stock Repurchases

During the three months ended October 31, 2014, the Company repurchased 80,428 shares of its common stock for an aggregate purchase price of $344,995, or an average cost of $4.29 per share. During the nine months ended October 31, 2014, the Company repurchased 134,248 shares of its common stock for an aggregate purchase price of $543,690 or an average cost of $4.05 per share. These repurchases include 64,591 shares delivered to the Company in order to satisfy $285,945 in tax withholding liabilities that resulted from the vesting of restricted stock.

14.  Income Taxes

On February 1, 2007, the Company adopted ASC 740-10 which clarifies the accounting and reporting for uncertainties in income tax law.  ASC 740-10 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  This Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date.  If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are to be recognized.

During the three months ended October 31, 2014 the Company reversed the last remaining $290,000 of tax liabilities, consisting of $260,000 in an unrecognized federal income tax benefit and approximately $30,000 in related accrued interest expense.  This reversal of tax liabilities related to an unrecognized tax benefit from the Company’s tax position taken for the fiscal year ended January 31, 2011, in connection with the completion of the three year statute of limitations period applicable to the corresponding tax return.

The statute of limitations with respect to our federal income tax returns has expired for all years through fiscal year 2011. The Company’s New York State corporate tax returns for the fiscal years 2008, 2009 and 2010 were under examination. The Company was notified on November 13, 2014 by the New York State Department of Taxation and Finance that those returns were accepted as filed. No changes were made to the tax returns.

As part of the assets acquired in connection with the Deer Valley transaction, Peerless added $1,211,000 in deferred tax assets to our consolidated balance sheet as of October 31, 2014. Excluding that effect, the majority of the changes in deferred tax assets relates to the increase in capital loss carryover for the state of Connecticut offset by the decrease in unrealized loss included in accumulated other comprehensive income and the vesting of certain restricted stock awards. As of October 31, 2014, the Company had a valuation allowance of approximately $146,000 against certain deferred tax assets, for which realization cannot be considered more likely than not at this time. Such deferred tax assets relate to stock compensation expenses incurred by the Company in the form of equity awards and the capital loss carryover for the state of Connecticut. Management assesses the need for the valuation allowance on a quarterly basis.

As discussed above, for the nine month period ended October 31, 2014, the provision (benefit) for income taxes includes a reversal of tax liability of $260,000 related to certain tax position taken in prior year, and changes of valuation allowance of approximately $108,000 related to stock compensation expenses and certain capital loss carryover of the state of Connecticut. For the nine month period ended October 31, 2014, the provision (benefit) for income taxes also includes $36,000 for state income taxes. Additionally, for the nine months ended October 31, 2014, we recorded a gain on bargain purchase of approximately $3.6 million which is a non-taxable event. These are the principal reasons why our effective tax rate is different than the federal statutory rate.

15. Commitments and Contingencies

Litigation

In the normal course of business Deer Valley is subject to claims and litigation. Deer Valley’s management is of the opinion that, based on information available, such legal matters will not have a material adverse effect on its financial position or results of operation.

Reserve for Repurchase Commitments

Deer Valley is contingently liable under the terms of repurchase agreements with financial institutions providing inventory financing for retailers of Deer Valley’s products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price Deer Valley is obligated to pay generally declines over the period of the agreement (typically 18 to 24 months) and the risk of loss is further reduced by the sale value of the repurchased homes. The maximum amount for which Deer Valley is contingently liable under repurchase agreements is approximately $6,800,000 at September 27, 2014. As of September 27, 2014 the Company reserved $203,945 for future repurchase losses, based on prior experience and an evaluation of dealers’ financial conditions. Deer Valley to date has not experienced significant losses under these agreements, and management does not expect any future losses to have a material effect on the accompanying financial statements.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Highlights

As previously announced, we completed the Deer Valley acquisition on October 6, 2014 in which we acquired approximately 80% of the issued and outstanding shares of Deer Valley for an aggregate purchase price of $3,681,900. Deer Valley became our 80% owned subsidiary on that date. However, as discussed in footnote 1 to the condensed consolidated financial statements, Deer Valley’s fiscal year ends each year on the Saturday nearest to December 31st and its fiscal quarters end approximately one month prior to our reporting periods. Deer Valley is reflected in our consolidated financial statement utilizing a one month lag. Therefore, since Deer Valley’s recent quarter ended on September 27, 2014, prior to the consummation of the transaction, Deer Valley is only included in our Unaudited Condensed Consolidated Balance Sheets at October 31, 2014 and not included in our Unaudited Condensed Consolidated Statements of Operations for the three months and nine months ended October 31, 2014.

For the three months ended October 31, 2014, our revenue decreased by 50% to $458,000 as compared to $920,000 recorded for the same period in 2013. For the nine months ended October 31, 2014, our revenue decreased by 45% to $1,574,000 as compared to $2,868,000 recorded for the same period in 2013. This decrease is primarily attributable to a large customer whose revenue dropped significantly during the three month and nine month period ended October 31, 2014 when compared to the same periods in 2013. The 50% decrease in revenue is also attributable in part to the declining revenue trajectory from our other original equipment manufacturers (“OEMs”) customers.

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

Deer Valley Overview

Deer Valley, through its wholly owned subsidiaries Deer Valley Homebuilders, Inc. and Deer Valley Financial Corp., designs and manufactures factory built homes, and provides dealer inventory-secured financing, and warranty and repair services for its factory built homes. The Company’s manufacturing plant located in Guin, Alabama, produces homes which are marketed in 14 states through a network of independent dealers, builders, developers and government agencies located primarily in the southeastern and south central regions of the United States. Inventory-secured loan financing is offered to qualified retail dealers and developers through DVFC for homes Deer Valley manufactures.

Deer Valley’s business segments consist of factory-built housing and financial services. Its financial services provide qualified independent retail dealers and developers with inventory-secured financing for homes Deer Valley produces. Deer Valley does not maintain separate operating segments for regions and does not separately report financial information by geographic sales area because they are similar products using similar production techniques and sold to the same class of customer.

Manufactured Housing Industry Outlook

As a result of the “great recession,” the manufactured housing industry and Deer Valley continue to operate at historically low production and shipment levels. According to data provided by the Manufactured Housing Institute (“MHI”), the entire manufactured housing industry shipped approximately 60,000 HUD Code (“Manufactured Home Construction and Safety Standards “) homes during the calendar year 2013, compared to approximately 55,000 homes shipped in 2012 and 52,000 homes shipped in 2011. From January to August 2014, industry HUD code shipments were approximately 42,000 units; an increase of approximately 6 percent from the same period a year ago.

While we are encouraged by the modest improvement in shipments of HUD code homes during the most recent three years, the manufactured housing industry and Deer Valley’s home sales continue to struggle due to ongoing economic challenges. Low consumer confidence levels and high unemployment and underemployment rates are two of the most significant challenges affecting buyers of manufactured homes. Low consumer confidence regarding the outlook for jobs is not conducive for potential customers to commit to a home purchase. Historically, lower-income households are among the largest segments of new manufactured home purchasers. Lower-income households are particularly affected by high unemployment and underemployment rates.

Sales activity for Deer Valley and the manufactured housing industry appear to be showing signs of improvement; however, a revival faces multiple obstacles, including competition from distressed sales of site-built homes, historically low interest rates resulting in record affordability of site-built homes, restrictive underwriting guidelines, inconsistent appraisal processes and an undeveloped secondary market for manufactured home loans. We believe the key to full recovery in the manufactured housing industry depends on improved consumer confidence levels and an increased availability of consumer financing for the retail purchase of manufactured homes.

Deer Valley management continues to focus on challenges faced by their industry and the general economy. As part of the Company’s strategic plan, management seeks to identify niche market opportunities where their custom building capabilities provide them with a competitive advantage. Deer Valley continues to focus on the production of custom built, energy efficient, “heavy built homes” and has intensified efforts in innovative exterior elevations to meet the needs of homeowners, dealers. Management continues to focus on operating activities to improve manufacturing efficiencies and maintaining a conservative cost structure. Deer Valley management continuously looks for new market opportunities and ways to expand its product offering by developing innovative product designs and production methods.

Liquidity and Capital Resources

We believe that we currently have sufficient cash flow from operations, cash, and cash equivalents and available revolving credit facilities to meet our short-term working capital needs. Our total assets as of October 31, 2014 were $23.9 million, an increase of 70% from $14.1 million as of January 31, 2014, primarily due to the inclusion of assets acquired in the Deer Valley transaction. Our cash and marketable securities increased from $10.9 million (net of a broker payable of $1.4 million included in other liabilities) at January 31, 2014 to $11.7 million at October 31, 2014. The Company’s equity as of October 31, 2014 was $16.1 million, an increase of $4.0 million from $12.1 million as of January 31, 2014, primarily as a results from net income earned for the nine months ended October 31, 2014 which includes $3.6 million in gain on bargain purchase resulting from the Deer Valley acquisition .

Our operations used $0.5 million in cash during the nine months ended October 31, 2014, compared to $1.5 million in cash provided by operations during the nine months ended October 31, 2013. The decrease is primarily a result of repaying a broker payable of $1.4 million during the nine month period ended October 31, 2014. During the nine month period ended October 31, 2014, $4.6 million in cash was generated by our investing activities, mainly due to the dispositions of substantially all of our investment in marketable securities during the period and the net cash acquired from Deer Valley.

 At October 31, 2014, our principal source of liquidity, cash and cash equivalents was $11.6 million, an increase of $3.6 million from $8.0 million as of January 31, 2014, primarily attributable to the net proceeds from the sale of substantially all of our marketable securities during the period. During the nine months ended October 31, 2014, our cash position increased by approximately $294,000 resulting from the Deer Valley acquisition.

Critical Accounting Policies

We describe our significant accounting policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended January 31, 2014. There has been no change in Peerless’ significant accounting policies since January 31, 2014. Deer Valley describes its significant accounting policies in Item 7, Management’s Discussion and Analysis or Plan of Operation, in its Annual Report on Form 10-K for the year ended December 28, 2013. There has been no change in Deer Valley’ significant accounting policies since December 28, 2013.

Results of Operations

Revenues

Revenues were $458,000 for the three months ended October 31, 2014, compared to $920,000 for the three months ended October 31, 2013.  This 50% decrease in revenue is primarily attributable to a large customer whose revenue dropped significantly during the three months ended October 31, 2014 when compared to the same period in 2013. The 50% decrease in revenue is also attributable in part to the declining revenue trajectory from our other OEM customers.

Revenues were $1,574,000 for the nine months ended October 31, 2014, compared to $2,868,000 for the nine months ended October 31, 2013.  This 45% decrease in revenue is primarily attributable to a large customer whose revenue dropped significantly during the nine months ended October 31, 2014 when compared to the same period in 2013. The 45% decrease in revenue is also attributable in part to the declining revenue trajectory from our other OEM customers.

Cost of Revenues

Product licensing costs were negative $39,000 for the three months ended October 31, 2014, primarily resulting from an $82,000 adjustment made during this period relating to a block license where the originally projected product mix included the assumption that a greater percentage of the products sold would include third party technology. However, the actual product mix included much less third party technology than what was included in the original projections. Without the effect of this adjustment, product licensing costs would have been $43,000 or 9.4% of revenues for the three months ended October 31, 2014, compared to $86,000 or 9.3% of revenues for the three months ended October 31, 2013.

Product licensing costs were $61,000 or 3.9% of revenues for the nine months ended October 31, 2014, compared to $257,000 or 9.0% of revenue for the nine months ended October 31, 2013. During the nine month period ended October 31, 2014 and 2013, there were adjustments, primarily related to block licenses sold in prior years, made in the amount $106,000 and $32,000 to reduce such costs, respectively. Without the effect of these adjustments, product licensing costs would have been $167,000 or 10.6% of revenues for the nine months ended October 31, 2014, compared to $289,000 or 10.1% of revenues for the nine months ended October 31, 2013.

Operating Expenses

Total operating expenses decreased 53% to $342,000 for the three months ended October 31, 2014, from $723,000 for the three months ended October 31, 2013. The operating expenses for the three months ended October 31, 2013 included $393,000 in stock-based compensation in connection with the restricted stock award granted to our Chairman and Chief Executive Officer on July 11, 2013, as disclosed in footnote 11 of the financial statement presented in Item 1. Excluding the effect of this stock-based compensation, operating expenses increased 3.7% for the three month period ended October 31, 2014 as compared to the same period in 2013, primarily due to the increase in transaction expenses related to the Deer Valley acquisition offset by certain decreases in consulting expenses and professional fees. In connection with the Deer Valley acquisition, we incurred $69,000 in transaction expenses for the three months ended October 31, 2014.

Total operating expenses decreased 46% to $932,000 for the nine months ended October 31, 2014, from $1,728,000 for the nine months ended October 31, 2013. The operating expenses for the three months ended October 31, 2013 included $706,000 related to the stock-based compensation as discussed above. Excluding the effect of this stock-based compensation, operating expenses declined 8.8% for the nine month period ended October 31, 2014 as compared to the same period in 2013, primarily due to the decrease in consulting expenses and professional fees offset by the increase in transaction expenses related to the Deer Valley acquisition which amounted to approximately $155,000 for the nine months ended October 31, 2014.

Income from Operations

Income from operations was $155,000 for the three months ended October 31, 2014, compared to $111,000 for the three months ended October31, 2013. This 39% increase in income from operation is primarily attributable to lower operating expenses, as discussed above, despite the 50% drop in revenues during the three months ended October 31, 2014.

Income from operations was $581,000 for the nine months ended October 31, 2014, compared to $883,000 for the nine months ended October 31, 2013.  This 34% decrease in income from operation is primarily attributable to the 45% drop in revenue during the nine months ended October 31, 2014.

Gain on Bargain Purchase

As discussed in footnote 2 to the condensed consolidated financial statements, we realized a gain on bargain purchase from the Deer Valley acquisition.

Other Income (Loss), Net

Other income, net was $15,000 for the three months ended October 31, 2014, as compared to a loss of $372,000 for the three months ended October 31, 2013, primarily due to realized losses on marketable securities. There were no realized losses on sales of marketable securities for the three months ended October 31, 2014 as compared to a realized loss of $376,000 for the three months ended October 31, 2013.

Other loss, net was a loss of $106,000 for the nine months ended October 31, 2014, as compared to a loss of $1,488,000 for the nine months ended October 31, 2013, due to lower realized losses on sales of marketable securities in the current period. Realized loss for the nine months ended October 31, 2014 was $120,000 as compared to a realized loss of $1,497,000 for the nine months ended October 31, 2013.

Income tax

As discussed in footnote 14 above, for the nine month period ended October 31, 2014, the provision (benefit) for income taxes includes a reversal of a tax liability of $260,000 related to a certain tax position taken in a prior year, and changes of valuation allowance of approximately $108,000 related to stock compensation expenses and a Connecticut capital loss carry forward. For the nine month period ended October 31, 2014, the provision (benefit) for income taxes also includes $36,000 for state income taxes. Additionally, for the nine months ended October 31, 2014, we recorded a gain on bargain purchase of approximately $3.6 million which is a non-taxable event. These are the principal reasons why our effective tax rate is different than the federal statutory rate.

Net Income

Our net income for the three months ended October 31, 2014 was approximately $4,010,000 or $1.57 per basic share and $1.49 per diluted share, compared to a net loss of approximately $259,000, or $0.10 per basic and diluted share, for the three months ended October 31, 2013. Excluding the effect of the gain on bargain purchase which is a non-taxable event, our net income for the three months ended October 31, 2014 would have been $413,000 or $0.16 per basic share and $0.15 per diluted share.

Our net income for the nine months ended October 31, 2014 was approximately $4,196,000 or $1.65 per basic and $1.57 per diluted share, compared to a net loss of approximately $524,000, or $0.19 per basic and diluted share, for the nine months ended October 31, 2013. Excluding the effect of the gain on bargain purchase which is a non-taxable event, our net income for the nine months ended October 31, 2014 would have been $599,000 or $0.24 per basic share and $0.22 per diluted share.

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

For the period ended October 31, 2014 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2014, our disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting

In the three months ended October 31, 2014, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1A — Risk Factors.

There have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014 (the “Form 10-K”).  Please refer to that section of the Form 10-K for disclosures regarding the risks and uncertainties related to our business. Please also refer to the risk factors discussed in Deer Valley’s Annual Report on Form 10-K for the year ended December 28, 2013 filed with the SEC on March 20, 2014.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.

The following table indicates the Company’s repurchases of shares of its common stock during the three months ended October 31, 2014 on a month-by-month basis.  All of these purchases were made under the Company’s share repurchase plan adopted by the Board.

Period	(a) Total Number of Shares purchased During the Period	(b) Average Price Paid Per Share	(c) Cumulative Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
August 1 to August 31, 2014	19,121	$3.71	3,588,017	411,983
September 1 to September 30, 2014	651	$3.68	3,588,668	411,332
October 1 to October 31, 2014	-	$-	3,588,668	411,332
	19,772	$3.71

The share repurchase plan was approved by the Board in October 2008 pursuant to Rule 10b5-1 of the Exchange Act.  Under this plan, the Company was authorized to repurchase up to 2,000,000 shares of its common stock.  On June 5, 2009, the Board authorized the expansion of the original plan to purchase an additional 2,000,000 shares.

As of October 31, 2014, the Company had repurchased a total of 3,588,668 shares pursuant to its share repurchase plan for an aggregate consideration of approximately $8,833,000 effectively returning capital to stockholders. The Company believes the share repurchase plan increases stockholder value.

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

Date: December 15, 2014

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